Form 10-K
period 2016-12-31
DIEBOLD NIXDORF, Inc
filed 2017-02-24
CIK 28823

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-4879
Diebold Nixdorf, Incorporated
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
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Approximate aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2016, based upon the closing price on the New York Stock Exchange on June 30, 2016, was $1,613,589,568.

Number of shares of common stock outstanding as of February 16, 2017 was 75,347,468.

DOCUMENTS INCORPORATED BY REFERENCE
Listed hereunder are the documents, portions of which are incorporated by reference, and the parts of this Form 10-K into which such portions are incorporated:
Diebold Nixdorf, Incorporated Proxy Statement for 2017 Annual Meeting of Shareholders to be held on or about April 26, 2017, portions of which are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1: BUSINESS
(dollars in millions)

GENERAL

Diebold Nixdorf, Incorporated (collectively with its subsidiaries, the Company) provides connected commerce services, software and technology to enable millions of transactions each day. The Company’s approximately 25,000 employees design and deliver convenient, “always on” and highly secure solutions that bridge the physical and the digital worlds of transactions. Customers of the Company include nearly all of the world’s top 100 financial institutions and a majority of the top 25 global retailers.

In 2016, the Company changed its name from Diebold to Diebold Nixdorf, following the transformational acquisition of Wincor Nixdorf Aktiengesellschaft (now known as Diebold Nixdorf AG). As a result of the acquisition, the Company has significantly increased its presence around the world and now conducts business in more than 130 countries. The Company was founded in 1859 and is incorporated under the laws of the state of Ohio.

Strategy
The Company’s Connected Commerce strategy seeks to continually enhance the customer experience at banking or retail locations by integrating services, software and systems. This requires ongoing investment and development of our industry-leading field services organization as well as the development and integration of innovative technology including cloud computing technology, sensors and connectivity to the Internet of Things, as well as open and agile software. The Company will continuously refine its R&D spend in support of a better transaction experience for consumers

Multi-Year Integration Program
The Company is executing a multi-year integration program designed to optimize the assets, business processes, and IT systems of Diebold Nixdorf. This program, in aggregate, has identified an opportunity to realize approximately $160 of cost synergies over three years. These cost synergies include:

•	Realizing volume discounts on direct materials

•	Harmonizing the solutions set

•	Increasing utilization rates of the service technicians

•	Rationalizing facilities in the regions

•	Streamlining corporate and general and administrative functions

•	Harmonizing back office solutions.

The Company has and will continue to invest significant dollars to restructure the workforce, optimize legacy systems, streamline legal entities and consolidate real estate holdings. By executing these integration activities, the Company expects to deliver greater innovation for customers, career enrichment opportunities for employees, and enhanced value for shareholders.

SERVICE AND PRODUCT SOLUTIONS

Financial Self-Service

The Company is a leader in providing connected commerce solutions to financial institutions. These solutions are supported by a dedicated field service organization. The combination of high reliability, industry-leading security, remote management capabilities and highly-trained field technicians has made the Company a preferred choice for financial self-service (FSS) solutions. Through managed services, banks entrust the management of their automated teller machine (ATM) and security operations to the Company, allowing their associates to focus on core competencies. Furthermore, the Company’s managed services deliver greater operational efficiencies and provide financial institutions with a leading-edge solutions that they need to stay competitive in the marketplace.

A significant demand driver in the global ATM marketplace is branch automation, which helps financial institutions grow revenue, reduce costs, and increase convenience and security for the banks’ customers by migrating routine transactions, typically done inside the branch, to lower-cost automated channels. The Company serves as a strategic partner to its customers by offering a complete branch automation solution - services, software and technology - that addresses the complete value chain of consult, design, build and operate. The Company’s advisory services team collaborates with its clients to help define the ideal customer experience, modify processes, refine existing staffing models and deploy technology to meet branch automation objectives. The in-lobby teller terminal provides branch automation technology by combining the speed and accuracy of a self-service terminal with intelligence from the bank’s core systems, as well as the ability to complete higher value transactions away from the teller line.

The Company also offers hardware-agnostic, omni-channel software solutions for ATMs and a host of other self-service applications. These offerings include highly configurable, enterprise-wide software that automates and migrates financial services across channels, changing the way financial products are delivered to consumers.

The Company continues to invest in supporting current and developing new services, software and security solutions that align with the needs of its customers. At recent trade shows, the Company showcased several new FSS concepts. The Company is piloting advanced analytics capabilities with Banco Popular that enable financial institutions to have a complete view of the self-service channel and improve ATM availability by anticipating maintenance needs. Additionally, the Company introduced the new Extreme ATM™ concept - the smallest ATM ever developed - which utilizes a cardless Bluetooth-enabled mobile interface.

The Company offers an integrated line of self-service solutions and technology, including comprehensive ATM outsourcing, ATM security, deposit automation, recycling, payment terminals and software. The Company also offers advanced functionality terminals capable of supporting mobile cardless transactions and two-way video technology to enhance bank branch automation. The Company is a global supplier of ATMs and related services and holds a leading market position in many countries around the world.

Financial Self-Service Support & Maintenance. From analysis and consulting to monitoring and repair, the Company provides value and support to its customers every step of the way. Services include installation and ongoing maintenance of our products, availability management, branch automation and distribution channel consulting. Additionally, service revenue includes services and parts the Company provides on a billed work basis that are not covered by warranty or service contract.

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

•
Professional Services - The Company’s service organization provides strategic analysis and planning of new systems, systems integration, architectural engineering, consulting and project management that encompass all facets — services, software and technology — of a successful self-service implementation. The Company’s advisory services team collaborates with our customers to help define the ideal experience, modify processes, refine existing staffing models and deploy technology to meet branch automation objectives.

•
Multi-vendor Services - The Company recently sharpened its focus on securing multi-vendor services contracts primarily in North America. With the prevalence of mixed ATM fleets at financial institutions, the ability to service competitive units allows the Company to offer a differentiated, full service solution to its customers.

Financial Self-Service Software. The Company offers integrated, multi-vendor ATM software solutions designed to meet the evolving demands of a customer’s self-service network. There are five primary types of self-service software that the Company provides for customers, which include 1) terminal application software, 2) automation technology software, 3) operational software, 4) marketing software and 5) security. Terminal application software provides the ability to integrate seamlessly into traditional and multi-vendor environments while providing advanced service options to bring new functions quicker to market and improve the customer experience while providing the financial institution the ability to host this centrally or distribute the software at its terminals. Automation technology software enables the self-service platform to transform into a robust enterprise banking solution that can connect seamlessly to other banking channels and systems for a consistent user experience, advanced functionality and greater operational efficiencies. Operational software provides centralized management of the entire self-service fleet, providing better intelligence and operations for improved efficiencies and cost control using data analytics. Marketing software allows financial institutions to provide personalized interaction with the consumer through the self-service channel, enhancing customer satisfaction and revenue generation. All software has enhanced security functions built-in for providing financial institutions the flexibility and enhanced consumer experience while ensuring that they are the trusted partners in the eco-system.

Financial Self-Service Solutions. The Company offers a wide variety of self-service solutions, including a full range of teller automation terminals as well as ATMs capable of cash dispensing and a number of more advanced functionalities, including check and cash deposit automation, cash recycling, mobile capabilities and two-way video.

The Company offers a suite of next-generation self-service terminals (Diebold Series), which offer a wide range of available capabilities and give the Company the most modern fleet of ATMs in the market. The Diebold Series terminal consists of three new lines of ATMs — standard market, extended branch and high-performance. Each line is designed to meet specific market and branch needs: (1) the standard line is ideal for high-growth areas with mass-market applications; (2) the extended branch line offers rich transaction sets and advanced functionalities; and (3) the high-performance line offers highly personalized self-service experiences that are ideal for high-traffic, high-volume environments. This self-service platform, paired with the Company's industry-leading services and software, provide a complete end-to-end solution for financial institutions.

The Company remains committed to collaborative innovation with its customers. In 2015, the Company introduced two new self-service concepts, Irving and Janus. Irving utilizes a number of different consumer recognition technologies and a secure mobile phone application to execute cardless transactions. The Company is a leader in self-service biometrics and the Irving concept leverages these capabilities with iris-scanning ATM technology that is being piloted by one of the largest banks in the United States. Janus is a dual-sided self-service terminal, that features video teller access and is capable of serving two consumers simultaneously.

Retail Solutions

The Company’s retail solutions primarily consist of omni-channel retailing, store transformation and global delivery excellence. Omni-channel retailing ensures a seamless consumer experience across all consumer touchpoints. Store transformation is focused on providing leading technologies that improve consumer experience and productivity. Global delivery excellence drives operational improvements that increase efficiency while reducing costs. The Company differentiates itself by developing, delivering and operating globally integrated information technology (IT) solutions for customers and adjusting them with the help of local experts to meet customer requirements globally. For the twelve months ended September 30, 2016, retail solution revenues were €1,035.3 as reported using International Financial Reporting Standards (IFRS) issued by the European Union (EU).

Software is a key differentiator for the retail business and in this sector the Company provides a comprehensive, modular solutions platform. Click & collect, reserve & collect, in-store ordering and return to store are typical shopping processes that consumers expect retailers to be able to deliver across their footprint and digital sales channels. With TP.net, the Company offers a comprehensive software solution to improve end-to-end store processes in support of omni-channel retailing. TP.net and the other components of the TP Application Suite are designed on a modular principle and can be integrated fully or partially into existing infrastructures. Data from typical information sources such as inventories, omni-channel transactions and customer information are available at the customer touchpoints in stores, including traditional point of sale (POS) terminals and self-service checkout systems, kiosk terminals and mobile devices like tablets, as well as at enterprise functions at the retailers’ headquarters.

Retail service experts are trained to install, monitor and operate store IT solutions on a global scale and provide retail companies with full service support throughout the store’s life cycle. The service experts can install and operate multi-vendor solutions. Retailers that aim to optimize their total cost of ownership utilize the Company’s services to increase system availability. The services ensure the rapid recovery of system failures and are provided on-site by field service engineers or by means of remote maintenance. The Company also provides cash cycle management services, which ensures the availability of cash recycling systems in both the front and back-offices.

Additionally, the Company also provides innovative and reliable POS technology that is being optimized continually to meet increasing automation requirements and to support omni-channel retailing. The checkout portfolio includes modular, integrated and mobile POS systems. Supplementing the POS systems is a broad range of peripherals, including printers, scales and mobile scanners, as well as the cash management portfolio which offers a wide range of banknote and coin processing systems. Also in the portfolio, the Company provides self-checkout terminals that ensure a consistent purchasing experience with their focus on speed, convenience and flexibility. The latest hybrid product generation can be switched from attended operation to self-checkout by the cashier with the press of a button and is thus a highly attractive solution for retailers with fluctuating store traffic throughout the day.

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

Physical Security. The Company provides services for a portfolio of physical security offerings, in addition to serving as a national locksmith. The product portfolio consists of two primary product groups, facility products and barrier solutions. Facility products include pneumatic tube systems for drive-up lanes, as well as video and audio capability to support remote transactions. Barrier solutions include vaults, safes, depositories, bullet-resistive items and under-counter equipment. The Company recently launched its VeraPass® barrier solution, which is a unique access solution for financial institutions, retailers, and commercial property management firms that enhances the management of locks and keys.

Electronic Security. In international locations, the Company provides a broad range of electronic security services and products, as well as monitoring solutions. The Company provides security monitoring solutions, including remote monitoring and diagnostics, fire detection, intrusion protection, managed access control, energy management, remote video management and storage, logical security and web-based solutions through its SecureStat® platform.

Brazil Other

The Company provides voting machines for official elections and the terminals for the governmental lottery and correspondent bank, which are distributed in more than 11,000 locations across Brazil. During 2015, the Company narrowed its scope in the Brazil other business to primarily focus on lottery and elections to help rationalize its solution set in that market.

OPERATIONS

The Company’s operating results and the amount and timing of revenue are affected by numerous factors, including production schedules, customer priorities, sales volume and sales mix. During the past several years, the Company has changed the focus of its FSS business to that of a total solutions provider with a focus on services and software.

The principal raw materials used by the Company in its manufacturing operations are steel, plastics, electronic parts and components, and spare parts, which are purchased from various major suppliers. These materials and components are generally available in ample quantities.

The Company carries working capital mainly related to trade receivables and inventories. Inventories generally are only manufactured or purchased as orders are received from customers. The Company’s normal and customary payment terms generally range from 30 to 90 days from date of invoice. The Company generally does not offer extended payment terms. The Company also provides financing arrangements to customers that are largely classified and accounted for as sales-type leases. As of December 31, 2016, the Company’s net investment in finance lease receivables was $63.7.

SEGMENTS AND FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

The Company’s operations are comprised of four geographic segments: North America (NA), Asia Pacific (AP), Europe, Middle East and Africa (EMEA), and Latin America (LA). The four geographic segments sell and service FSS, retail solutions and security systems around the globe through wholly-owned subsidiaries, strategic alliances, joint ventures and independent distributors in more than 130 countries.

Sales to customers outside the United States in relation to total consolidated net sales were $2,296.2 or 69.2 percent in 2016, $1,405.0 or 58.1 percent in 2015 and $1,698.9 or 62.1 percent in 2014.

Property, plant and equipment, net, located in the United States totaled $111.2, $130.4 and $116.5 as of December 31, 2016, 2015 and 2014, respectively, and property, plant and equipment, net, located outside the United States totaled $275.8, $44.9 and $49.2 as of December 31, 2016, 2015 and 2014, respectively.

Additional financial information regarding the Company’s international operations is included in note 22 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K. The Company’s non-U.S. operations are subject to normal international business risks not generally applicable to domestic business. These risks include currency fluctuation, new and different legal and regulatory requirements in local jurisdictions, political and economic changes and disruptions, tariffs or other barriers, potentially adverse tax consequences and difficulties in staffing and managing foreign operations.

PRODUCT BACKLOG

The Company's product backlog, was $1,060.0 and $641.1 as of December 31, 2016 and 2015, respectively. The backlog includes orders estimated or projected to be shipped or installed within 12 months. Although the Company believes the orders included in the backlog are firm, some orders may be canceled by customers without penalty, and the Company may elect to permit cancellation of orders without penalty where management believes it is in the Company's best interests to do so. Historically, the Company has not experienced significant cancellations within its product backlog. Additionally, over 50 percent of the Company's revenues are derived from its service business, for which backlog information is not measured. Therefore, the Company does not believe that its product backlog, as of any particular date, is necessarily indicative of revenues for any future period.

COMPETITION

As described in more detail below, the Company participates in many highly competitive businesses in the services, software and technology space, with a mixture of local, regional and/or global competitors in its markets. In addition, the competitive environment for these types of solutions is evolving as the Company's customers are transforming their businesses utilizing innovative technology. Therefore, the Company’s product, software and service solutions must also provide cutting-edge capabilities to meet the customers emerging needs and compete with new innovators. The Company distinguishes itself by providing unique value with a wide range of innovative solutions to meet customers’ needs.

The Company believes, based upon outside independent industry surveys from Retail Banking Research (RBR), that it is an exceptional service provider for and manufacturer of self-service solutions across the globe. The Company maintains a global service infrastructure that allows it to provide services and support to satisfy its customers’ needs. Many of the Company’s customers are beginning to adopt branch automation solutions to transform their branches, which will improve the customer experience and enhance efficiency through the utilization of automated transactions, mobile solutions and other client-facing technologies. As the trend towards branch and store automation continues to build more momentum, the traditional lines of “behind the counter” and “in front of the counter” are starting to blur, which is allowing for more entrants into the market. As customer requirements evolve, separate markets will converge to fulfill new customer demand. The Company expects that this will increase the complexity and competitive nature of the business.

The Company’s competitors in the self-service market segment include global and multi-regional manufacturers and service providers, such as NCR, Nautilus Hyosung, GRG Banking Equipment, Glory Global Solutions, Oki Data and Triton Systems to a number of primarily local and regional manufacturers and service providers, including, but not limited to, Fujitsu and Hitachi-Omron in AP; Hantle/GenMega in NA; KEBA in EMEA; and Perto in LA. In addition, the Company faces competition in many markets from numerous independent ATM deployers.

In the self-service software market, the Company, in addition to the key hardware players highlighted above, competes with several smaller, niche software companies like KAL. In the managed services and outsourcing solutions market, apart from its traditional FSS competitors, the Company competes with a number of large technology competitors such as Fiserv, IBM and HP.

In the retail market, the Company, in addition to the key players highlighted above, competes with a number of large technology competitors such as MICROS, Toshiba, FEC and Cummins Allison.

In the security service and product markets, the Company competes with national, regional and local security companies. Of these competitors, some compete in only one or two product lines, while others sell a broad spectrum of security services and products. The unavailability of comparative sales information and the large variety of individual services and products make it difficult to give reasonable estimates of the Company’s competitive ranking in or share of the security market within the financial services, commercial, retail and government sectors. However, the Company believes it is a very well-positioned security service and solution provider to global, national, regional and local financial, commercial and industrial customers.

The Company provides election systems, product solutions and support to the Brazil government. Competition in this market segment is based upon technology pre-qualification demonstrations to the Brazil government.

RESEARCH, DEVELOPMENT AND ENGINEERING

Customer demand for FSS, retail and security technologies is growing. In order to meet this demand, the Company is focused on delivering innovation to its customers by continuing to invest in technology solutions that enable customers to reduce costs and improve efficiency. Expenditures for research, development and engineering initiatives were $110.2, $86.9 and $93.6 in 2016, 2015 and 2014, respectively. The Company recently announced a number of new innovative solutions, such as the new Extreme ATM™ concept, biometric-enabled solutions, responsive banking concept, the ActivEdge™ secure card reader and the world’s greenest ATM.

PATENTS, TRADEMARKS, LICENSES

The Company owns patents, trademarks and licenses relating to certain products across the globe. While the Company regards these as items of importance, it does not deem its business as a whole, or any industry segment, to be materially dependent upon any one item or group of items. The Company intends to protect and defend its intellectual property, including pursuit of infringing third parties for damages and other appropriate remedies.

ENVIRONMENTAL

Compliance with federal, state and local environmental protection laws during 2016 had no material effect upon the Company’s business, financial condition or results of operations.

EMPLOYEES

At December 31, 2016, the Company employed approximately 25,000 associates globally. As a result of the acquisition of Diebold Nixdorf AG, the Company has significantly increased its presence around the world and now conducts business in more than 130 countries.

EXECUTIVE OFFICERS

Refer to Part III, Item 10 of this annual report on Form 10-K for information on the Company's executive officers, which is incorporated herein by reference.

AVAILABLE INFORMATION

The Company uses its Investor Relations web site, http://investors.dieboldnixdorf.com, as a channel for routine distribution of important information, including stock information, news releases, investor presentations and financial information. The Company posts filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (SEC), including its annual, quarterly, and current reports on Forms 10-K, 10-Q, and 8-K; its proxy statements; registration statements; and any amendments to those reports or statements. All such postings and filings are available on the Company’s Investor Relations web site free of charge. In addition, this web site allows investors and other interested persons to sign up to automatically receive e-mail alerts when the Company posts news releases and financial information on its web site. Investors and other interested persons can also follow the Company on Twitter at http://twitter.com/dieboldnixdorf. The SEC also maintains a web site, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The content on any web site referred to in this annual report on Form 10-K is not incorporated by reference into this annual report unless expressly noted.

ITEM 1A: RISK FACTORS
(dollars and euros in millions)

The following, including the risk factors relating to the integration of our acquisition of Diebold Nixdorf AG (the Acquisition), are certain risk factors that could affect our business, financial condition, operating results and cash flows. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this annual report on Form 10-K because they could cause actual results to differ materially from those expressed in any forward-looking statement. The risk factors highlighted below are not the only ones we face. If any of these events actually occur, our business, financial condition, operating results or cash flows could be negatively affected.

We caution the reader to keep these risk factors in mind and refrain from attributing undue certainty to any forward-looking statements, which speak only as of the date of this annual report on Form 10-K.

The Company may fail to realize the anticipated strategic and financial benefits sought from the Acquisition.

The Company may not realize all of the anticipated benefits of the Acquisition. The success of the Acquisition will depend on, among other things, the Company’s ability to combine its business with Diebold Nixdorf AG’s business in a manner that facilitates growth in the value-added services sector and realizes anticipated cost savings. The Company believes that the Acquisition will provide an opportunity for revenue growth in managed services, professional services, installation and maintenance services.

However, the Company must successfully combine the Acquisition in a manner that permits these anticipated benefits to be realized. In addition, the Company must achieve the anticipated growth and cost savings without adversely affecting current revenues and investments in future growth. Further, providing managed services, professional services, installation and maintenance services can be highly complex and can involve the design, development, implementation and operation of new solutions and the transitioning of clients from their existing systems and processes to a new environment. If the Company is not able to effectively provide value-added services and successfully achieve the growth and cost savings objectives, the anticipated benefits of the Acquisition may not be realized fully, or at all, or may take longer to realize than expected.

The Company may experience operational challenges, negative synergies and loss of customers.

Integrating the operations and personnel of the Acquisition involve complex operational, technological and personnel-related challenges. This process will be time-consuming and expensive, and it may disrupt the businesses of the Company. The Company may not realize all of the anticipated benefits of the Acquisition. Difficulties in the integration of the business, which may result in significant costs and delays, include:

•	managing a significantly larger company;

•	integrating and unifying the offerings and services available to customers and coordinating distribution and marketing efforts;

•	coordinating corporate and administrative infrastructures and harmonizing insurance coverage;

•	unanticipated issues in coordinating accounting, information technology, communications, administration and other systems;

•	difficulty addressing possible differences in corporate cultures and management philosophies;

•
challenges associated with changing the Acquisition's financial reporting from IFRS to accounting principles generally accepted in the U.S. (U.S GAAP) and compliance with the Sarbanes-Oxley Act of 2002, as amended, and the rules promulgated thereunder by the SEC;

•	legal and regulatory compliance;

•	creating and implementing uniform standards, controls, procedures and policies;

•	litigation relating to the transactions contemplated by a reorganization, including shareholder litigation;

•	diversion of management’s attention from other operations;

•
maintaining existing agreements and relationships with customers, distributors, providers and vendors and avoiding delays in entering into new agreements with prospective customers, distributors, providers and vendors;

•	realizing the benefits from the Company’s restructuring programs;

•	unforeseen and unexpected liabilities related to the Acquisition, including the risk that certain of the Company's executive officers may be subject to additional fiduciary duties and liability;

•	identifying and eliminating redundant and underperforming functions and assets;

•	effecting actions that may be required in connection with obtaining regulatory approvals; and

•	a deterioration of credit ratings.

The Company may lose customers or its share of customers’ business as entities that were customers of both Diebold, Incorporated and Diebold Nixdorf AG seek to diversify their suppliers of services and products. Following the Acquisition, customers may no longer distinguish between Diebold, Incorporated and Diebold Nixdorf AG and their respective services and products. Banking customers in particular may turn to competitors of the Company for products and services that they received from the Company prior to the Acquisition. As a result, the Company may lose customers and anticipated revenues may decrease following the Acquisition. In addition, third parties with whom the Company currently has relationships may terminate or otherwise reduce the scope of their relationship. Any such loss of business could limit the Company’s ability to achieve the anticipated benefits of the

Acquisition. Finally, certain regulatory agencies may propose restrictions, divestitures or other business structures as part of their review and approval process which, if adopted, could have a negative impact, or cause the loss of, certain customer or supplier relationships of the Company.

The Company is exposed to additional litigation risk and uncertainty with respect to the remaining minority shareholders of Diebold Nixdorf AG.

As a result of the Acquisition, the Company continues to be exposed to litigation risk and uncertainty associated with the remaining minority shareholders of Diebold Nixdorf AG. The Company’s willingness and/or ability to acquire all issued and outstanding shares of Diebold Nixdorf AG, and the timing of any such potential acquisition, is uncertain. In addition, the adequacy of both forms of compensation payments to minority shareholders agreed under the terms of the Domination and Profit and Loss Transfer Agreement between Diebold Holding Germany Inc. & Co. KGaA (Diebold KGaA), a wholly-owned subsidiary of the Company and Diebold Nixdorf AG (the DPLTA) is expected to be challenged by minority shareholders of Diebold Nixdorf AG by initiating court-led appraisal proceedings under German law. The Company cannot rule out that the competent court in such appraisal proceeding may adjudicate a higher exit compensation or recurring payment obligation (in each case, including interest thereon) than agreed upon in the DPLTA, the financial impact and timing of which is uncertain.

The Company incurred a substantial amount of indebtedness in connection with the Acquisition and, as a result, is highly leveraged. The Company’s failure to meet its debt service obligations could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s high level of indebtedness following the Acquisition could adversely affect the Company’s operations and liquidity. The Company’s level of indebtedness could, among other things:

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

In addition, the agreements governing the Company's indebtedness contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. The Company's failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all its debt.

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

The terms of the credit agreement governing our senior credit facility and the Indenture restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

The Indenture and the credit agreement governing our senior credit facility contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:

•	incur additional indebtedness and guarantee indebtedness;

•	pay dividends or make other distributions or repurchase or redeem capital stock;

•	prepay, redeem or repurchase certain debt;

•	issue certain preferred stock or similar equity securities;

•	make loans and investments;

•	sell assets;

•	incur liens;

•	enter into transactions with affiliates;

•	alter the businesses we conduct;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends; and

•	consolidate, merge or sell all or substantially all of our assets.

In addition, the restrictive covenants in the credit agreement governing our senior credit facility require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we may be unable to meet them.

A breach of the covenants or restrictions under the Indenture or under the credit agreement governing our senior credit facility could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the credit agreement governing our senior credit facility would permit the lenders under our senior credit facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our senior credit facility, those lenders could proceed against the collateral granted them to secure that indebtedness. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be:

•	limited in how we conduct our business;

•	unable to raise additional debt or equity financing to operate during general economic or business downturns; and

•	unable to compete effectively or to take advantage of new business opportunities.

These restrictions may affect our ability to grow in accordance with our strategy. In addition, our financial results, our substantial indebtedness and our credit ratings could adversely affect the availability and terms of our financing.

In addition to the Acquisition, the Company may be unable to successfully and effectively manage acquisitions, divestitures and other significant transactions, which could harm our operating results, business and prospects.

As part of our business strategy, including and in addition to the Acquisition, we frequently engage in discussions with third parties regarding possible investments, acquisitions, strategic alliances, joint ventures, divestitures and outsourcing arrangements, and we enter into agreements relating to such transactions in order to further our business objectives. In order to pursue this strategy successfully, we must identify suitable candidates, successfully complete transactions, some of which may be large and complex, and manage post-closing issues such as the integration of acquired companies or employees and the divestiture of combined businesses, operations and employees. Integration, divestiture and other risks of these transactions can be more pronounced in larger and more complicated transactions, or if multiple transactions are pursued simultaneously. If we fail to identify and successfully complete transactions that further our strategic objectives, we may be required to expend resources to develop products and technology internally. This may put us at a competitive disadvantage and we may be adversely affected by negative market perceptions, any of which may have a material adverse effect on our revenue, gross margin and profitability.

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

•
macro-economic factors affecting retail stores and banks, credit unions and other financial institutions may lead to cost-cutting efforts by customers, which could cause us to lose current or potential customers or achieve less revenue per customer; and

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

The primary raw materials in our FSS, retail and security product solutions are steel, plastics, and electronic parts and components. The majority of our raw materials are purchased from various local, regional and global suppliers pursuant to supply contracts. However, the price of these materials can fluctuate under these contracts in tandem with the pricing of raw materials.

Although we attempt to pass on higher energy and raw material costs to our customers, it is often not possible given the competitive markets in which we operate.

Our business may be affected by general economic conditions, cyclicality and uncertainty and could be adversely affected during economic downturns.

Demand for our services and products is affected by general economic conditions and the business conditions of the industries in which we sell our services and products. The business of most of our customers, particularly our financial institution and retail customers, is, to varying degrees, cyclical and has historically experienced periodic downturns. Under difficult economic conditions, customers may seek to reduce discretionary spending by forgoing purchases of our services and products. This risk is magnified for capital goods purchases such as ATMs, retail systems and physical security products. In addition, downturns in our customers’ industries, even during periods of strong general economic conditions, could adversely affect the demand for our services and products, and our sales and operating results.

In particular, continuing economic difficulties in the global markets have led to an economic recession in many of the markets in which we operate. As a result of these difficulties and other factors, including new or increased regulatory burdens, financial institutions and retail customers have failed and may continue to fail, resulting in a loss of current or potential customers, or deferred or canceled orders, including orders previously placed. Any customer deferrals or cancellations could materially affect our sales and operating results.

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

Additionally, our future results could be adversely affected by the results of indirect tax audits and examinations, and continuing assessments of our indirect tax exposures. For example, in August 2012, one of the Company’s Brazil subsidiaries was notified of a tax assessment of approximately R$270.0, including penalties and interest, regarding certain Brazil federal indirect taxes (Industrialized Products Tax, Import Tax, Programa de Integração Social and Contribution to Social Security Financing) for 2008 and 2009. The assessment alleges improper importation of certain components into Brazil’s free trade zone that would nullify certain indirect tax incentives. In September 2012, the Company filed its administrative defenses with the tax authorities.

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

Furthermore, the Company has challenged customs rulings in Thailand seeking to retroactively collect customs duties on previous imports of ATMs. Management believes that the customs authority’s attempt to retroactively assess customs duties is in contravention of World Trade Organization agreements and, accordingly, is challenging the rulings. In the third quarter of 2015, the Company received a prospective ruling from the U.S. Customs Border Protection that is consistent with the Company's interpretation of the treaty in question. The Company has submitted that ruling for consideration in our ongoing dispute with

Thailand. In August 2016, the tax court of appeals rendered a decision in favor of the Company related to approximately half of the assessments at issue. The remaining matters are currently in various stages of the appeals process and management continues to believe that the Company has a valid legal position in these appeals. Accordingly, the Company has not accrued any amount for this contingency; however, the Company cannot provide any assurance that it will not ultimately be subject to retroactive assessments.

A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated accrual. The Company estimated the aggregate risk at December 31, 2016 to be up to approximately $172.9 for its material indirect tax matters, of which approximately $125.9 and $24.0, respectively, relates to the Brazil indirect tax matter and Thailand customs matter disclosed above. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire. It is reasonably possible that we could be required to pay taxes, penalties and interest related to this matter or other open years, which could be material to our financial condition and results of operations.

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

We generate a significant percentage of revenue from operations conducted outside the U.S. Revenue from international operations amounted to approximately 69.2 percent in 2016, 58.1 percent in 2015 and 62.1 percent in 2014 of total revenue during these respective years. We expect more of our future revenue to be generated outside the U.S. with the integration of the Acquisition.

Accordingly, international operations are subject to the risks of doing business abroad, including, among other things, the following:

•	fluctuations in currency exchange rates, particularly in EMEA (primarily the euro and Great Britain pound sterling), China (renminbi) and Brazil (real);

•	transportation delays and interruptions;

•	political and economic instability and disruptions;

•	the failure of foreign governments to abide by international agreements and treaties;

•	restrictions on the transfer of funds;

•	the imposition of duties, tariffs and other taxes;

•	import and export controls;

•	changes in governmental policies and regulatory environments;

•
ensuring our compliance with U.S. laws and regulations and applicable laws and regulations in other jurisdictions, including the Foreign Corrupt Practices Act (FCPA), the U.K. Bribery Act, and applicable laws and regulations in other jurisdictions;

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

We continually look to expand our services and products into international markets. We have currently developed, through joint ventures, strategic investments, subsidiaries and branch offices, service and product offerings in more than 130 countries outside of the U.S. As we expand into new international markets, we will have only limited experience in marketing and operating services and products in such markets. In other instances, we may rely on the efforts and abilities of foreign business partners in such markets. Certain international markets may be slower than domestic markets in adopting our services and products, and our operations in international markets may not develop at a rate that supports our level of investment. Further, violations of laws by our foreign business partners, or allegations of such violations, could disrupt our business and result in financial penalties and other consequences that may have a material adverse effect on our business, financial condition or results of operations.

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

As of December 31, 2016, we had $998.3 of goodwill. We assess all existing goodwill at least annually for impairment on a reporting unit basis. The Company’s four reporting units were defined as Domestic and Canada, AP, EMEA and LA. The techniques used in our qualitative and quantitative assessment and goodwill impairment tests incorporate a number of estimates and assumptions that are subject to change. Although we believe these estimates and assumptions are reasonable and reflect market conditions forecast at the assessment date, any changes to these assumptions and estimates due to market conditions or otherwise may lead to an outcome where impairment charges would be required in future periods.

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

Although the Company has paid dividends on its common shares in the past the declaration and payment of future dividends, as well as the amount thereof, are subject to the declaration by the Company’s board of directors. The amount and size of any future dividends will depend on the Company’s results of operations, financial condition, capital levels, cash requirements, future prospects and other factors.

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

If the Company is not able to maintain the adequacy of our internal control over financial reporting, including any failure to implement required new or improved controls, or if the Company experiences difficulties in the implementation of or the implemented controls required in connection with the Acquisition, our business, financial condition and operating results could be harmed. Any material weakness could affect investor confidence in the accuracy and completeness of our financial statements. As a result, our ability to obtain any additional financing, or additional financing on favorable terms, could be materially and adversely affected. This, in turn, could materially and adversely affect our business, financial condition and the market value of our securities and require us to incur additional costs to improve our internal control systems and procedures. In addition, perceptions of the Company among customers, lenders, investors, securities analysts and others could also be adversely affected.

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

Low investment performance by our pension plan assets may result in an increase to our net pension liability and expense, which may require us to fund a portion of our pension obligations and divert funds from other potential uses.

We sponsor several defined benefit pension plans that cover certain eligible employees across the globe. Our pension expense and required contributions to our pension plans are directly affected by the value of plan assets, the projected rate of return on plan assets, the actual rate of return on plan assets and the actuarial assumptions we use to measure the defined benefit pension plan obligations.

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

Based on current guidelines, assumptions and estimates, including investment returns and interest rates, we plan to make contributions to our pension plans of approximately $26.7 in 2017. Changes in the current assumptions and estimates could result in contributions in years beyond 2017 that are greater than the projected 2017 contributions required. We cannot predict whether changing market or economic conditions, regulatory changes or other factors will further increase our pension expenses or funding obligations, diverting funds we would otherwise apply to other uses.

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

The Company also seeks to enforce our intellectual property rights against infringement. In October 2015, the Company filed a complaint with the U.S. International Trade Commission (ITC) and the U.S. District Court for the Northern District of Ohio alleging that Nautilus Hyosung Inc., and its subsidiary Nautilus Hyosung America Inc., infringe the Company's patents. The ITC instituted an investigation and, in December 2016, the Administrative Law Judge (ALJ) issued an initial determination that Nautilus Hyosung infringes on two of the Company's patents. The ALJ further recommended an exclusion order barring the importation of certain Nautilus Hyosung deposit automation enabled ATMs and modules. The ITC has set a target date to complete the investigation and issue its final ruling in the first quarter of 2017. In response to these actions taken by the Company, in February 2016 Nautilus Hyosung filed complaints against the Company in front of the ITC and U.S. District Court for the Northern District of Texas alleging the Company infringes certain Nautilus Hyosung patents. The Company is aggressively defending the claims asserted by Nautilus Hyosung.

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

New laws or regulations, or changes in existing laws or regulations or the manner of their interpretation or enforcement, could increase our cost of doing business and restrict our ability to operate our business or execute our strategies. This includes, among other things, the possible taxation under U.S. law of certain income from foreign operations, compliance costs and enforcement under applicable securities laws, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), the German Securities Trading Act (Wertpapierhandelsgesetz) and Regulation (EU) No 596/2014 of the European Parliament and of the Council of April 16, 2014 as well as costs associated with complying with the Patient Protection and Affordable Care Act of 2010 and the regulations promulgated thereunder. For example, under Section 1502 of the Dodd-Frank Act, the SEC has adopted additional disclosure requirements related to the source of certain “conflict minerals” for issuers for which such “conflict minerals” are necessary to the functionality or product manufactured, or contracted to be manufactured, by that issuer. The metals covered by the rules include tin, tantalum, tungsten and gold, commonly referred to as “3TG.” Our suppliers may use some or all of these materials in their production processes. The SEC’s rules require us to perform supply chain due diligence on our supply chain, including the mine owner and operator. Global supply chains can have multiple layers, thus the costs of complying with these requirements could be substantial. These requirements may also reduce the number of suppliers who provide conflict free metals, and may affect our ability to obtain products in sufficient quantities or at competitive prices. Compliance costs and the unavailability of raw materials could have a material adverse effect on our results of operations. As another example, the customs authority in Thailand has unilaterally changed its position with respect to its obligations under the World Trade Organization’s International Technology Agreement (ITA), which provides duty-free treatment for the importation of ATMs into Thailand from other member countries that have signed the ITA.

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

The Acquisition remains subject to antitrust review by the Competition and Markets Authority of the United Kingdom, which, if approval is delayed or not granted, may impact our ability to integrate successfully.

While the Acquisition closed on August 15, 2016, it still remains subject to review by the Competition and Markets Authority of the United Kingdom (CMA). As a result, Diebold Nixdorf, Inc. and Diebold Nixdorf AG are required to operate their businesses in the U.K. separately until such clearance has been received. The CMA has broad discretion in administering the governing regulations and may impose requirements, limitations or costs, mandate remedies, such as divestitures of certain business assets, or place additional restrictions on the conduct of our businesses, to ensure sufficient competition in the U.K. market. No assurance can be given as to the ultimate impact and outcome of the CMA review, that approval from the CMA will be obtained, or the terms, conditions and timing of such approval. Any delay or uncertainty relating to such approval may result in additional transaction costs and make it more difficult for us to maintain or pursue particular business strategies and integrate successfully. Conditions imposed by the CMA may restrict our ability to modify the operations of our business in response to changing circumstances or our ability to expend cash for other uses or otherwise have an adverse effect on the anticipated benefits of the Acquisition, thereby adversely impacting the business, financial condition and results of operations of the Company.

Economic conditions and regulatory changes leading up to and following the United Kingdom’s likely exit from the EU could have a material adverse effect on our business and results of operations.

Following a referendum in June 2016 in which voters in the U.K. approved an exit from the EU, it is expected that the U.K. government will initiate a process to leave the EU (often referred to as Brexit) and begin negotiating the terms of the U.K.’s future relationship with the EU. The Company faces uncertainty regarding the impact of the likely exit of the U.K. from the EU. Adverse consequences such as deterioration in global economic conditions, stability in global financial markets, volatility in currency exchange rates or adverse changes in regulation of the cross-border agreements could have a negative impact on our financial condition and results of operations.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The Company's corporate offices are located in North Canton, Ohio and Paderborn, Germany. Within NA, the Company leases manufacturing facilities in Greensboro, North Carolina and has selling, service and administrative offices throughout the United States and Canada, including a software development center in Canada. AP owns and operates manufacturing facilities in China and India and selling, service and administrative offices in the following locations: Australia, China, Hong Kong, India, Indonesia, Malaysia, Philippines, Singapore, Taiwan, Thailand and Vietnam. EMEA owns or leases and operates manufacturing facilities in Germany, Belgium and Hungary and has selling, service and administrative offices in the following locations: Algeria, Austria, Belgium, Czech Republic, Denmark, Finland, France, Germany, Greece, Hungary, Ireland, Israel, Italy, Luxembourg, Malta, Morocco, Namibia, the Netherlands, Nigeria, Norway, Poland, Portugal, Russia, Slovakia, South Africa, Spain, Sweden, Switzerland, Turkey, Uganda, Ukraine, the United Arab Emirates and the United Kingdom. LA has selling, service and administrative offices in the following locations: Barbados, Belize, Bolivia, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, El Salvador, Guatemala, Haiti, Honduras, Jamaica, Mexico, Nicaragua, Panama, Paraguay, Peru, Uruguay and Venezuela. In addition, LA owns and operates manufacturing facilities and has selling, service and administrative offices throughout Brazil. The Company leases a majority of the selling, service and administrative offices under operating lease agreements.

The Company considers that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Company's business.

ITEM 3: LEGAL PROCEEDINGS
(dollars in millions)

At December 31, 2016, the Company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company's financial position or results of operations. In management's opinion, the Company's consolidated financial statements would not be materially affected by the outcome of those legal proceedings, commitments, or asserted claims.

In addition to the routine legal proceedings noted above, the Company was a party to the legal proceedings described below at December 31, 2016:

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

At December 31, 2016, the Company was a party to several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the consolidated financial statements would not be materially affected by the outcome of these indirect tax claims and/or proceedings or asserted claims.

In addition to these routine indirect tax matters, the Company was a party to the proceedings described below:

In August 2012, one of the Company's Brazil subsidiaries was notified of a tax assessment of approximately R$270.0, including penalties and interest, regarding certain Brazil federal indirect taxes (Industrialized Products Tax, Import Tax, Programa de Integração Social and Contribution to Social Security Financing) for 2008 and 2009. The assessment alleges improper importation of certain components into Brazil's free trade zone that would nullify certain indirect tax incentives. In September 2012, the Company filed its administrative defenses with the tax authorities.

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

The Company has challenged customs rulings in Thailand seeking to retroactively collect customs duties on previous imports of ATMs. Management believes that the customs authority’s attempt to retroactively assess customs duties is in contravention of World Trade Organization agreements and, accordingly, is challenging the rulings. In the third quarter of 2015, the Company received a prospective ruling from the U.S. Customs Border Protection, which is consistent with the Company's interpretation of the treaty in question. The Company has submitted that ruling for consideration in its ongoing dispute with Thailand. In August 2016, the tax court of appeals rendered a decision in favor of the Company related to approximately half of the assessments at issue. The remaining matters are currently in various stages of the appeals process and management continues to believe that the Company has a valid legal position in these appeals. Accordingly, the Company has not accrued any amount for this contingency; however, the Company cannot provide any assurance that it will not ultimately be subject to retroactive assessments.

At December 31, 2016 and 2015, the Company had an accrual related to the Brazil indirect tax matter disclosed above of $7.3 and $7.5, respectively. The movement between periods relates to the currency fluctuation in the Brazil real.

A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated accrual. The Company estimated the aggregate risk at December 31, 2016 to be up to approximately $172.9 for its material indirect tax matters, of which approximately $125.9 and $24.0, respectively, relates to the Brazil indirect tax matter and Thailand customs matter disclosed above. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common shares of the Company are listed on the New York Stock Exchange with a symbol of “DBD.” The price ranges of common shares of the Company for the periods indicated below are as follows:

	2016		2015		2014
	High	Low	High	Low	High	Low
1st Quarter	$29.80	$22.84	$36.49	$30.63	$40.78	$32.05
2nd Quarter	$28.81	$23.10	$38.94	$33.21	$41.45	$36.20
3rd Quarter	$29.01	$23.95	$35.79	$29.16	$40.90	$35.00
4th Quarter	$25.90	$21.05	$37.98	$29.60	$38.67	$32.31
Full Year	$29.80	$21.05	$38.94	$29.16	$41.45	$32.05

There were 51,410 shareholders of the Company at December 31, 2016, which includes an estimated number of shareholders who have shares held in their accounts by banks, brokers, and trustees for benefit plans and the agent for the dividend reinvestment plan.

On the basis of amounts paid and declared quarterly, the annualized dividends per share were $0.96 in 2016, $1.15 in 2015 and $1.15 in 2014.

Information concerning the Company’s share repurchases made during the fourth quarter of 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
October	174	$25.95	—	2,426,177
November	1,220	$22.49	—	2,426,177
December	1,629	$24.65	—	2,426,177
Total	3,023	$23.85	—

(1)	All shares were surrendered or deemed surrendered to the Company in connection with the Company’s stock-based compensation plans.

(2)
The total number of shares repurchased as part of the publicly announced share repurchase plan was 13,450,772 as of December 31, 2016. The plan was approved by the Board of Directors in April 1997. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. The plan has no expiration date. The following table provides a summary of Board of Director approvals to repurchase the Company's outstanding common shares:

Total Number of Shares Approved for Repurchase
1997	2,000,000
2004	2,000,000
2005	6,000,000
2007	2,000,000
2011	1,876,949
2012	2,000,000
15,876,949

PERFORMANCE GRAPH

The graph below compares the cumulative 5-Year total return provided shareholders on Diebold Nixdorf, Inc.'s common shares relative to the cumulative total returns of the S&P 500 index, the S&P Midcap 400 index and two customized peer groups both consisting of twenty-three companies whose individual companies are listed in footnotes 1 and 2 below. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common shares, in each index and in each of the peer groups on 12/31/2011 and its relative performance is tracked through 12/31/2016.

(1)
There are twenty-three companies included in the Company's first customized peer group which are: Actuant Corp., Allegion PLC, Benchmark Electronics Inc., Brady Corp., Brinks Co, Convergys Corp., DST Systems Inc., Fidelity National Information Services Inc., Fiserv Inc., Global Payments Inc., Harris Corp., International Game Technology PLC, Intuit Inc., Logitech International SA, Mettler-Toledo International Inc., NCR Corp., Netapp Inc., Pitney Bowes Inc., Sensata Technologies Holding NV, Timken Co., Unisys Corp., Western Union Co and Woodward Inc.

(2)
The twenty-three companies included in the Company's second customized peer group are: Actuant Corp., Allegion PLC, Benchmark Electronics Inc., Brady Corp., Brinks Co., Convergys Corp., DST Systems Inc., Fidelity National Information Services Inc., Fiserv Inc., Global Payments Inc., Harris Corp., International Game Technology PLC, Intuit Inc., Logitech International Sa, Mettler-Toledo International Inc., NCR Corp., Netapp Inc., Pitney Bowes Inc., Sensata Technologies Holding NV, Timkensteel Corp., Unisys Corp., Western Union Co and Woodward Inc.

ITEM 6: SELECTED FINANCIAL DATA

The following table should be read in conjunction with “Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II - Item 8 - Financial Statements and Supplementary Data” of this Form 10-K.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(in millions, except per share data)
Results of operations					(unaudited)
Net sales	$3,316.3	$2,419.3	$2,734.8	$2,582.7	$2,724.3
Cost of sales	2,594.6	1,767.3	2,008.6	1,996.7	2,044.1
Gross profit	$721.7	$652.0	$726.2	$586.0	$680.2

Amounts attributable to Diebold Nixdorf, Incorporated
Income (loss) from continuing operations, net of tax	$(176.7)	$57.8	$104.7	$(195.3)	$62.6
Income (loss) from discontinued operations, net of tax	143.7	15.9	9.7	13.7	11.0
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(33.0)	$73.7	$114.4	$(181.6)	$73.6

Basic earnings (loss) per common share
Income (loss) from continuing operations, net of tax	$(2.56)	$0.89	$1.62	$(3.06)	$1.00
Income (loss) from discontinued operations, net of tax	2.08	0.24	0.15	0.21	0.17
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(0.48)	$1.13	$1.77	$(2.85)	$1.17

Diluted earnings (loss) per common share
Income (loss) from continuing operations, net of tax	$(2.56)	$0.88	$1.61	$(3.06)	$0.98
Income (loss) from discontinued operations, net of tax	2.08	0.24	0.15	0.21	0.17
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(0.48)	$1.12	$1.76	$(2.85)	$1.15

Number of weighted-average shares outstanding
Basic shares	69.1	64.9	64.5	63.7	63.1
Diluted shares	69.1	65.6	65.2	63.7	63.9

Dividends
Common dividends paid	$64.6	$75.6	$74.9	$74.0	$72.8
Common dividends paid per share	$0.96	$1.15	$1.15	$1.15	$1.14

Consolidated balance sheet data (as of period end)				(unaudited)	(unaudited)
Current assets	$2,619.6	$1,643.6	$1,655.5	$1,555.4	$1,814.9
Current liabilities	$1,824.5	$955.8	$1,027.8	$893.8	$838.8
Net working capital	$795.1	$687.8	$627.7	$661.6	$976.1
Property, plant and equipment, net	$387.0	$175.3	$165.7	$160.9	$184.3
Total long-term liabilities	$2,376.9	$851.1	$759.5	$668.9	$908.8
Total assets	$5,270.3	$2,242.4	$2,342.1	$2,183.5	$2,592.9
Total equity	$1,024.8	$435.5	$554.8	$620.8	$845.3

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2016
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes that appear elsewhere in this annual report on Form 10-K.

Introduction

Diebold Nixdorf, Incorporated (collectively with its subsidiaries, the Company) provides connected commerce services, software and technology to enable millions of transactions each day. The Company’s approximately 25,000 employees design and deliver convenient, “always on” and highly secure solutions that bridge the physical and the digital worlds of transactions. Customers of the Company include nearly all of the world’s top 100 financial institutions and a majority of the top 25 global retailers.

Strategy
The Company’s Connected Commerce strategy seeks to continually enhance the customer experience at banking or retail locations by integrating services, software and systems. This requires ongoing investment and development of our industry-leading field services organization as well as the development and integration of innovative technology including cloud computing technology, sensors and connectivity to the Internet of Things, as well as open and agile software. The Company will continuously refine its R&D spend in support of a better transaction experience for consumers

Multi-Year Integration Program
The Company is executing a multi-year integration program designed to optimize the assets, business processes, and IT systems of Diebold Nixdorf. This program, in aggregate, has identified an opportunity to realize approximately $160 of cost synergies over three years. These cost synergies include:

•	Realizing volume discounts on direct materials

•	Harmonizing the solutions set

•	Increasing utilization rates of the service technicians

•	Rationalizing facilities in the regions

•	Streamlining corporate and general and administrative functions

•	Harmonizing back office solutions.

The Company has and will continue to invest significant dollars to restructure the workforce, optimize legacy systems, streamline legal entities and consolidate real estate holdings. By executing these integration activities, the Company expects to deliver greater innovation for customers, career enrichment opportunities for employees, and enhanced value for shareholders.

Financial Self-Service Solutions

The Company is a leader in providing connected commerce solutions to financial institutions. These solutions are supported by a dedicated field service organization. The combination of high reliability, industry-leading security, remote management capabilities and highly-trained field technicians has made the Company a preferred choice for FSS solutions. Through managed services, banks entrust the management of their ATM and security operations to the Company, allowing their associates to focus on core competencies. Furthermore, the Company’s managed services deliver greater operational efficiencies and provide financial institutions with a leading-edge solutions that they need to stay competitive in the marketplace.

A significant demand driver in the global ATM marketplace is branch automation, which helps financial institutions grow revenue, reduce costs, and increase convenience and security for the banks’ customers by migrating routine transactions, typically done inside the branch, to lower-cost automated channels. The Company serves as a strategic partner to its customers by offering a complete branch automation solution - services, software and technology - that addresses the complete value chain of consult, design, build and operate. The Company’s advisory services team collaborates with its clients to help define the ideal customer experience, modify processes, refine existing staffing models and deploy technology to meet branch automation objectives. The in-lobby teller terminal provides branch automation technology by combining the speed and accuracy of a self-service terminal with intelligence from the bank’s core systems, as well as the ability to complete higher value transactions away from the teller line.

The Company also offers hardware-agnostic, omni-channel software solutions for ATMs and a host of other self-service applications. These offerings include highly configurable, enterprise-wide software that automates and migrates financial services across channels, changing the way financial products are delivered to consumers.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2016
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

The Company continues to invest in supporting current and developing new services, software and security solutions that align with the needs of its customers. At recent trade shows, the Company showcased several new FSS concepts. The Company is piloting advanced analytics capabilities with Banco Popular that enable financial institutions to have a complete view of the self-service channel and improve ATM availability by anticipating maintenance needs. Additionally, the Company introduced the new Extreme ATM™ concept - the smallest ATM ever developed - which utilizes a cardless Bluetooth-enabled mobile interface.

The Company offers an integrated line of self-service solutions and technology, including comprehensive ATM outsourcing, ATM security, deposit automation, recycling, payment terminals and software. The Company also offers advanced functionality terminals capable of supporting mobile cardless transactions and two-way video technology to enhance bank branch automation. The Company is a global supplier of ATMs and related services and holds a leading market position in many countries around the world.

Retail Solutions

The Company’s retail solutions primarily consist of omni-channel retailing, store transformation and global delivery excellence. Omni-channel retailing ensures a seamless consumer experience across all consumer touchpoints. Store transformation is focused on providing leading technologies that improve consumer experience and productivity. Global delivery excellence drives operational improvements that increase efficiency while reducing costs. The Company differentiates itself by developing, delivering and operating globally integrated IT solutions for customers and adjusting them with the help of local experts to meet customer requirements globally. For the twelve months ended September 30, 2016, retail solution revenues were €1,035.3 as reported using IFRS issued by the EU.

Software is a key differentiator for the retail business and in this sector the Company provides a comprehensive, modular solutions platform. Click & collect, reserve & collect, in-store ordering and return to store are typical shopping processes that consumers expect retailers to be able to deliver across their footprint and digital sales channels. With TP.net, the Company offers a comprehensive software solution to improve end-to-end store processes in support of omni-channel retailing. TP.net and the other components of the TP Application Suite are designed on a modular principle and can be integrated fully or partially into existing infrastructures. Data from typical information sources such as inventories, omni-channel transactions and customer information are available at the customer touchpoints in stores, including traditional Point of Sale (POS) terminals and self-service checkout systems, kiosk terminals and mobile devices like tablets, as well as at enterprise functions at the retailers’ headquarter.

Retail service experts are trained to install, monitor and operate store IT solutions on a global scale and provide retail companies with full service support throughout the store’s life cycle. The service experts can install and operate multi-vendor solutions. Retailers that aim to optimize their total cost of ownership utilize the Company’s services to increase system availability. The services ensure the rapid recovery of system failures and are provided on-site by field service engineers or by means of remote maintenance. The Company also provides cash cycle management services, which ensures the availability of cash recycling systems in both the front and back-offices.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2016
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

Acquisition of Diebold Nixdorf AG

Diebold Nixdorf AG is one of the world's leading providers of IT solutions and services to retail banks and the retail industry. The Acquisition is consistent with the Company's transformation into a world-class, services-led and software-enabled company, supported by innovative hardware. Diebold Nixdorf AG complements and extends our existing capabilities. The Company considered a number of factors in connection with its evaluation of the transaction, including significant strategic opportunities and potential synergies, as generally supporting its decision to enter into the business combination agreement with Diebold Nixdorf AG. The Acquisition expands the Company's presence substantially, especially in EMEA. The Diebold Nixdorf AG business enhances the Company's existing portfolio. Diebold Nixdorf AG has a fiscal year end of September 30. For the twelve months ended September 30, 2016, Diebold Nixdorf AG recorded net sales of €2,578.6 as reported using IFRS as issued by the EU.

In the fourth quarter of 2015, the Company announced its intention to acquire all 29.8 Diebold Nixdorf AG ordinary shares outstanding (33.1 total Diebold Nixdorf AG ordinary shares issued inclusive of 3.3 treasury shares) through a voluntary tender offer for €38.98 in cash and 0.434 common shares of the Company per Diebold Nixdorf AG ordinary share outstanding.

On August 15, 2016, the Company consummated the Acquisition by acquiring, through Diebold KGaA, a German partnership limited by shares and a wholly-owned subsidiary of the Company, 22.9 Diebold Nixdorf AG ordinary shares representing 69.2 percent of total number of Diebold Nixdorf AG ordinary shares inclusive of treasury shares (76.7 percent of all Diebold Nixdorf AG ordinary shares outstanding) in exchange for an aggregate preliminary purchase price consideration of $1,265.7, which included the issuance of 9.9 common shares of the Company. The Company financed the cash portion of the Acquisition as well as the repayment of Diebold Nixdorf AG debt outstanding with funds available under the Company’s Credit Agreement (as defined in note 14 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K) and proceeds from the issuance and sale of $400.0 aggregate principal amount of 8.5 percent senior notes due 2024 (the 2024 Senior Notes).

Subsequent to the closing of the Acquisition, the board of directors of the Company, the supervisory and management boards of Diebold Nixdorf AG as well as the extraordinary shareholder meetings of Diebold KGaA and Diebold Nixdorf AG on September 26, 2016 each approved the proposed DPLTA. The DPLTA became effective by entry in the commercial register at the local court of Paderborn (Germany) on February 14, 2017.

Pursuant to the DPLTA, subject to certain limitations pursuant to applicable law, (i) Diebold KGaA has the ability to issue binding instructions to the management board of Diebold Nixdorf AG, (ii) Diebold Nixdorf AG will transfer all of its annual profits to Diebold KGaA, and (iii) Diebold KGaA will generally absorb all annual losses incurred by Diebold Nixdorf AG. In addition, the DPLTA offers the Diebold Nixdorf AG minority shareholders, at their election, (i) the ability to put their Diebold Nixdorf AG ordinary shares to Diebold KGaA in exchange for cash compensation of €55.02 per Diebold Nixdorf AG ordinary share, or (ii) to remain Diebold Nixdorf AG minority shareholders and receive a recurring compensation in cash of €3.13 (€2.82 net under the current taxation regime) per Diebold Nixdorf AG ordinary share for each full fiscal year of Diebold Nixdorf AG. The ultimate timing and amount of any future cash payments related to the DPLTA are uncertain.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2016
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

The table below presents the changes in comparative financial data for the years ended December 31, 2016, 2015 and 2014. Comments on significant year-to-year fluctuations follow the table. The following discussion should be read in conjunction with the consolidated financial statements and the accompanying notes that appear elsewhere in this annual report on Form 10-K.

	Years ended December 31,
	2016			2015			2014
		% of Net Sales	% Change		% of Net Sales	% Change		% of Net Sales
Net sales
Services	$1,907.9	57.5	36.8	$1,394.2	57.6	(2.7)	$1,432.8	52.4
Products	1,408.4	42.5	37.4	1,025.1	42.4	(21.3)	1,302.0	47.6
	3,316.3	100.0	37.1	2,419.3	100.0	(11.5)	2,734.8	100.0
Cost of sales
Services	1,373.1	41.4	47.2	932.8	38.6	(4.3)	974.8	35.6
Products	1,221.5	36.8	46.4	834.5	34.5	(19.3)	1,033.8	37.8
	2,594.6	78.2	46.8	1,767.3	73.1	(12.0)	2,008.6	73.4
Gross profit	721.7	21.8	10.7	652.0	26.9	(10.2)	726.2	26.6
Selling and administrative expense	761.2	23.0	55.9	488.2	20.2	2.0	478.4	17.5
Research, development and engineering expense	110.2	3.3	26.8	86.9	3.6	(7.2)	93.6	3.4
Impairment of assets	9.8	0.3	(48.1)	18.9	0.8	N/M	2.1	0.1
Gain (loss) on sale of assets, net	0.3	—	N/M	(0.6)	—	(95.3)	(12.9)	(0.5)
	881.5	26.6	48.6	593.4	24.5	5.7	561.2	20.5
Operating profit (loss)	(159.8)	(4.8)	N/M	58.6	2.4	(64.5)	165.0	6.0
Other income (expense)	(78.5)	(2.4)	N/M	(12.8)	(0.5)	24.3	(10.3)	(0.4)
Income (loss) from continuing operations before taxes	(238.3)	(7.2)	N/M	45.8	1.9	(70.4)	154.7	5.7
Income tax (benefit) expense	(67.6)	(2.0)	N/M	(13.7)	(0.6)	N/M	47.4	1.7
Income (loss) from continuing operations, net of tax	(170.7)	(5.1)	N/M	59.5	2.5	(44.5)	107.3	3.9
Income (loss) from discontinued operations, net of tax	143.7	4.3	N/M	15.9	0.6	63.9	9.7	0.4
Net income (loss)	(27.0)	(0.8)	N/M	75.4	3.1	(35.6)	117.0	4.3
Net income attributable to noncontrolling interests, net of tax	6.0	0.2	N/M	1.7	0.1	(34.6)	2.6	0.1
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(33.0)	(1.0)	N/M	$73.7	3.0	(35.6)	$114.4	4.2

Amounts attributable to Diebold Nixdorf, Incorporated
Income (loss) before discontinued operations, net of tax	$(176.7)	(5.3)		$57.8	2.4		$104.7	3.8
Income (loss) from discontinued operations, net of tax	143.7	4.3		15.9	0.6		9.7	0.4
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(33.0)	(1.0)		$73.7	3.0		$114.4	4.2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2016
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

RESULTS OF OPERATIONS

2016 comparison with 2015

Net Sales

The following table represents information regarding our net sales for the years ended December 31:

	2016	2015	$ Change	% Change
Financial self-service	$2,526.5	$2,108.7	$417.8	19.8
Retail	438.1	—	438.1	N/M
Security	273.4	292.8	(19.4)	(6.6)
Brazil other	78.3	17.8	60.5	N/M
Total net sales	$3,316.3	$2,419.3	$897.0	37.1

FSS sales increased $417.8 or 19.8 percent inclusive of a net unfavorable currency impact of $49.0. The Acquisition accounted for $616.7 in FSS sales. FSS revenue was negatively impacted $9.8 related to purchase accounting adjustments. The following results include the impact of foreign currency and purchase accounting adjustments:

•
NA FSS sales increased $9.7 or 1.1 percent including unfavorable currency impact of $4.1 related to the Canada dollar. Excluding the impact of the Acquisition of $36.6 and currency, FSS sales decreased as a result of a decline in product revenue in the U.S. regional bank space related to the completion of the Agilis 3/Windows 7 upgrade activity and lower volume in Canada as a result of a large deposit automation upgrade project that ended in the third quarter of 2015. This decline was partially offset by an increase in product revenue in the U.S. national bank space as well as higher maintenance service revenue related to an increase in multi-vendor service contracts.

•
AP FSS sales decreased $8.7 or 2.1 percent impacted by $18.6 in unfavorable currency mainly related to the China renminbi and India rupee of $9.0 and $6.7, respectively. Excluding the impact of the Acquisition of $108.3 and currency, the decrease was largely attributable to a decline in product revenue stemming from lower volume primarily in China, where the government continues to encourage banks to increase their use of domestic ATM suppliers. India also significantly contributed to the decline as the government’s demonetization program in the current year hindered customer growth which negatively impacted both product and service revenue.

•
EMEA FSS sales increased $415.0 or 105.7 percent and included an unfavorable currency impact of $15.6 mainly related to the South Africa rand, Turkey lira and Great Britain pound sterling of $6.4, $4.0 and $2.8, respectively. Excluding the impact of the Acquisition of $447.1 and currency, FSS revenue decreased due to lower product volume within our distributor channels and Poland as well as an unfavorable mix of product sales in Italy. Additionally, lower product revenue from large projects in the prior year which did not recur, primarily in Belgium and Russia also contributed to the decline. In Belgium, the Company had project revenue in 2015 related to a Window 7 upgrade activity that did not recur in 2016. A significant increase in product volume in Switzerland, Spain and South Africa helped to partially offset the overall decline in product revenue. FSS service revenue increased slightly as lower billed work revenue was more than offset by higher contract service and installation revenue.

•
LA FSS sales increased $1.8 or 0.4 percent inclusive of a $10.8 unfavorable currency impact related primarily to the Brazil real. Excluding the impact of the Acquisition of $24.7 and currency, the decrease in the period was primarily the result of product volume declines in Central America, Colombia, Peru and Chile as several large customers were renewing and increasing their ATM installation base in the prior year. Lower product volume within LA distributor channels also contributed to the decline. Product volume increases in Mexico and Brazil partially offset these declines as well as higher service contract revenue across a majority of the region, based on the renewals noted in the prior year.

Retail sales were $438.1 as a result of the Acquisition and were negatively impacted by $6.4 related to purchase accounting adjustments.

Security sales decreased $19.4 or 6.6 percent impacted by $1.2 in unfavorable currency. Excluding the impact of currency, the NA physical security business decreased due to a decline in service contract base and product volume declines more heavily weighted in the national bank space when compared to the prior year. The decrease in the electronic security business was attributable to LA as a result of lower sales in Chile, Colombia, Ecuador and Brazil, which was partially offset by the transition services revenue in NA as a sub-contractor to Securitas AB.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2016
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

Brazil other sales increased $60.5 inclusive of an unfavorable currency impact of $2.4. The increase was due to higher election and lottery equipment sales that was partially offset by a reduction in information technology sales, consistent with the Company's narrowing of scope in the Brazil other business to primarily focus on lottery and elections to rationalize the solution set in the market.

Gross Profit

The following table represents information regarding our gross profit for the years ended December 31:

	2016	2015	$ Change	% Change
Gross profit - services	$534.8	$461.4	$73.4	15.9
Gross profit - products	186.9	190.6	(3.7)	(1.9)
Total gross profit	$721.7	$652.0	$69.7	10.7

Gross margin - services	28.0%	33.1%
Gross margin - products	13.3%	18.6%
Total gross margin	21.8%	26.9%

Service gross margin was lower due to the impact of the Acquisition as well as declines in AP related to customer mix in addition to service level agreement penalties in the region. Diebold Nixdorf AG utilizes an outsourcing model to support its service revenue stream, which generally results in lower margins. Additionally, NA was unfavorably impacted due to retro-active contract adjustments and customer service level agreement penalties. Service gross profit included non-routine charges of $8.1 related to purchase accounting adjustments associated with the Acquisition in 2016. Service gross profit also included restructuring charges of $18.4 and $3.1 in 2016 and 2015, respectively.

Product gross margin decreased as a result of purchase accounting valuation adjustments associated with the Acquisition, primarily related to inventory revaluation. Purchase accounting adjustments included an $8.1 reduction in product revenue and an increase in product cost of sales of $82.6. Product gross profit included total restructuring charges of $7.1 and $1.4 in 2016 and 2015, respectively. Excluding the impact of non-routine and restructuring, product gross margin increased slightly related to the impact of the Acquisition. NA product gross margin declined due to unfavorable customer and product solution mix in the current year. Additionally, product gross margins in EMEA, LA and AP were relatively flat due to the favorable impact of the Acquisition, which was partially offset by an unfavorable blend of country revenue and the deteriorating market conditions in China.

Operating Expenses

The following table represents information regarding our operating expenses for the years ended December 31:

	2016	2015	$ Change	% Change
Selling and administrative expense	$761.2	$488.2	$273.0	55.9
Research, development and engineering expense	110.2	86.9	23.3	26.8
Impairment of assets	9.8	18.9	(9.1)	(48.1)
(Gain) loss on sale of assets, net	0.3	(0.6)	0.9	N/M
Total operating expenses	$881.5	$593.4	$288.1	48.6

Excluding the impact of incremental expense associated with the Acquisition of $220.6, the increase in selling and administrative expense primarily resulted from higher total non-routine charges. To a lesser extent, an increase in bad debt expense in NA and higher corporate legal and professional fees also negatively impacted selling and administrative expense in the current year. These increases were partially offset by favorable selling expense primarily related to the recovery of bad debt expense in Brazil, a decrease in sales commission expense, lower IT and marketing expenses related to transformation initiatives and a favorable currency impact.

Non-routine expenses in selling and administrative expense of $150.8 and $36.3 were included in 2016 and 2015, respectively. The primary components of the non-routine expenses pertained to acquisition and divestiture costs totaling $118.9 and purchase accounting adjustments of $29.7 related to intangible asset amortization. Selling and administrative expense included restructuring charges of $28.8 and $16.1 in 2016 and 2015, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2016
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

Research, development and engineering expense as a percent of net sales in 2016 and 2015 was 3.3 percent and 3.6 percent, respectively. Excluding the impact of the Acquisition, research and development expense decreased primarily as a result of lower reinvestment associated with the maturity of the Company's transformation initiatives compared to the prior year. Research, development and engineering expense included restructuring charges of $5.1 and $0.6 in 2016 and 2015, respectively.

During the fourth quarter of 2016, the Company recorded a $9.8 impairment charge related to redundant legacy Diebold internally-developed software and an indefinite-lived trade name in NA as a result of the Acquisition. The decrease in the gross carrying value of internally-developed software is primarily due to a $9.1 impairment during the first quarter of 2015 of certain internally-developed software related to redundant legacy Diebold software as a result of the acquisition of Phoenix.

Operating Profit (Loss)

The following table represents information regarding our operating profit (loss) for the years ended December 31:

	2016	2015	$ Change	% Change
Operating profit (loss)	$(159.8)	$58.6	$(218.4)	N/M
Operating margin	(4.8)%	2.4%

The decrease in operating profit was due to a decline in product gross profit primarily associated with the inventory valuation adjustment from the Acquisition and higher operating expenses. These operating expenses included amortization of acquired intangible assets, restructuring and non-routine costs of acquisitions and divestitures.

Other Income (Expense)

The following table represents information regarding our other income (expense) for the years ended December 31:

	2016	2015	$ Change	% Change
Interest income	$21.5	$26.0	$(4.5)	(17.3)
Interest expense	(101.4)	(32.5)	(68.9)	N/M
Foreign exchange loss, net	(2.1)	(10.0)	7.9	79.0
Miscellaneous, net	3.5	3.7	(0.2)	(5.4)
Other income (expense)	$(78.5)	$(12.8)	$(65.7)	N/M

The decrease in interest income was driven primarily by a decrease in customer financing in Brazil and was negatively impacted by currency of $1.2. Interest expense was higher than the prior year associated with the financing required for the Acquisition. The foreign exchange loss, net in 2015 included $7.5 related to the devaluation of Venezuela currency. Miscellaneous, net in 2016 included a mark-to-market gain of $35.6 associated with the Company's foreign currency option contracts entered into on November 23, 2015, a mark-to-market loss of $26.4 associated with the Company’s foreign currency forward contract entered into on April 29, 2016 and $6.3 in financing fees related to the Company’s bridge financing required for the Acquisition.

Net Income from Continuing Operations, net of tax

The following table represents information regarding our net income from continuing operations, net of tax for the years ended December 31:

	2016	2015	$ Change	% Change
Income (loss) from continuing operations, net of tax	$(170.7)	$59.5	$(230.2)	N/M
Percent of net sales	(5.1)%	2.5%
Effective tax rate (benefit)	(28.4)%	(29.9)%

Income (loss) from continuing operations, net of tax was $(170.7). This was primarily due to higher non-routine expenses, increased interest expense and the change in income tax benefit.

The effective tax rate for 2016 was 28.4 percent on the overall loss from continued operations. The benefit on the overall loss was negatively impacted by the Acquisition including a valuation allowance for certain post-acquisition losses and non-deductible acquisition related expenses. The overall effective tax rate was decreased further by the jurisdictional income (loss) mix and varying statutory rates within the acquired entities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2016
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

In 2015, the overall negative effective tax rate of (29.9) percent on income from continued operations resulted from the repatriation of foreign earnings, the associated recognition of foreign tax credits and related benefits due to the passage of the Protecting Americans from Tax Hikes (PATH) Act of 2015. In addition, the overall negative effective tax rate was due to the combined income mix and varying statutory rates in the Company's foreign operations.

Income (Loss) from Discontinued Operations, Net of Tax

Income from discontinued operations, net of tax was $143.7 and $15.9 for the years ended December 31, 2016 and 2015, respectively. The closing of the NA electronic security divestiture occurred on February 1, 2016 and the Company recorded a gain on sale, net of tax, of $145.0 for the year ended December 31, 2016. Additionally, the income from discontinued operations, net of tax includes a net loss of $1.3 as a result of the operations included through February 1, 2016 and net income of $15.9 for the year ended December 31, 2015. The closing purchase price was subject to a customary working capital adjustment, which was finalized in the third quarter of 2016.

Segment Revenue and Operating Profit Summary

The following tables represent information regarding our revenue and operating profit by reporting segment for the years ended December 31:

North America:	2016	2015	$ Change	% Change
Revenue	$1,118.2	$1,094.5	$23.7	2.2
Segment operating profit	$214.3	$250.1	$(35.8)	(14.3)
Segment operating profit margin	19.2%	22.9%

NA revenue increased $23.7 and included an unfavorable currency impact of $4.1. Excluding the impact of the Acquisition of $59.8 and currency, NA revenue decreased compared to the prior year period primarily due to lower product revenue in the U.S. regional and Canada FSS businesses as well as lower revenue from physical security. These decreases were partially offset by higher service revenue in the U.S. as a result of increased multi-vendor service contracts and higher product sales within our national customer portfolio.

Segment operating profit decreased due to lower product volume and unfavorable customer and product solution mix, which adversely impacted gross profit. An increase in service gross profit attributable to the incremental impact of the Acquisition partially offset the decline in product gross profit. Segment operating profit was also impacted by higher operating expense as a result of incremental expense associated with acquisitions and higher bad debt expense.

Asia Pacific:	2016	2015	$ Change	% Change
Revenue	$470.0	$439.6	$30.4	6.9
Segment operating profit	$52.6	$63.1	$(10.5)	(16.6)
Segment operating profit margin	11.2%	14.4%

AP revenue increased $30.4 inclusive of an unfavorable currency impact of $19.2. Excluding the impact of the Acquisition of $145.5 and currency, AP revenue decreased from the prior year mainly as a result of a decline in product revenue stemming from lower volume, particularly in China, where the government continues to encourage banks to increase their use of domestic ATM suppliers. India also contributed to the decline due in part to the government’s demonetization program which led to lower product sales volume and corresponding installation service revenue as well as a decrease in managed services revenue.

Segment operating profit benefited from incremental gross profit associated with the Acquisition but was more than offset by higher operating expense, also associated with the Acquisition. Excluding the impact of the Acquisition, operating profit decreased from a combination of lower product gross profit primarily driven by volume declines and deteriorating market conditions in China and lower service gross profit related to customer service level agreement contract requirements in India. These declines were partially offset by lower operating expense primarily in China.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2016
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

Europe, Middle East and Africa:	2016	2015	$ Change	% Change
Revenue	$1,181.2	$393.1	$788.1	N/M
Segment operating profit	$115.8	$55.3	$60.5	N/M
Segment operating profit margin	9.8%	14.1%

EMEA revenue increased $788.1 and was adversely impacted by unfavorable currency of $15.6. Excluding the impact of the Acquisition of $820.0 and currency, revenue decreased as a result of lower product volume within distributor channels and Poland as well as an unfavorable mix of product sales in Italy. Additionally, lower product revenue due to large projects in the prior year that did not recur, primarily in Belgium and Russia also contributed to the decline. A significant increase in product volume in Switzerland, Spain and South Africa helped to partially offset the overall decline in product revenue. Service revenue increased nominally as lower billed work revenue was more than offset by higher contract service and installation revenue.

Segment operating profit increased due to the additional gross profit contributed as a result of the Acquisition. Excluding the impact of the Acquisition and related purchase accounting adjustments, operating profit decreased mainly attributable to volume declines and an unfavorable product and customer mix. Operating expenses increased as a result of incremental expense associated with the Acquisition.

Latin America:	2016	2015	$ Change	% Change
Revenue	$546.9	$492.1	$54.8	11.1
Segment operating profit	$53.3	$37.4	$15.9	42.5
Segment operating profit margin	9.7%	7.6%

LA revenue increased $54.8 inclusive of an unfavorable currency impact of $13.6. Excluding the impact of the Acquisition of $29.6 and currency, LA revenue increased mainly by higher election equipment sales in Brazil and partially offset by a decrease in FSS product and information technology sales. Additionally, service revenue was higher, primarily in Mexico and Colombia, and was partially offset by a decrease in Venezuela as the Company divested its equity interest in the joint venture in April 2015.

Segment operating profit increased primarily as a result of higher product gross profit in Brazil as well as incremental product and service gross profit associated with the Acquisition. Lower operating expenses benefited from bad debt recovery and cost control measures while being partially offset by incremental expense associated with the Acquisition.

Refer to note 22 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K, for further details of segment revenue and operating profit.

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

•
NA FSS sales increased $6.4 or 0.7 percent due primarily to increased volume in Canada from a large deposit automation upgrade project combined with the incremental sales from the acquisition of Phoenix in the first quarter of 2015. The U.S. experienced growth in multi-vendor services within the national bank space as significant contracts were won in the first, third and fourth quarters of 2015. This favorability was partially offset by a product volume decline related to two large enterprise accounts in the U.S. and the winding down of the Agilis 3 and Windows 7 upgrade project in the U.S. regional bank space.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2016
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

•
Asia Pacific FSS sales decreased $55.9 or 11.7 percent impacted by $17.8 in unfavorable currency. The decline was primarily attributable to a decrease in product revenue in China where the government is encouraging banks to increase their use of domestic ATM suppliers. This decline was partially offset by an increase in service revenue as India, Philippines and China have experienced growth in their service installation base as well as higher professional services volume across a majority of the region.

•
EMEA FSS sales decreased $28.3 or 6.7 percent inclusive of a $66.6 unfavorable currency impact mainly related to the weakening of the euro. Excluding the unfavorable currency impact, EMEA FSS sales increased $38.3 due to higher product volume in Turkey and with European distributors, as well as a full year benefit of Cryptera, which was acquired in the third quarter of 2014. In addition to the unfavorable currency, offsetting declines occurred in Italy due to lower product volume while Belgium, Austria and the U.K. had large projects in 2014.

•
Latin America FSS sales decreased $10.7 or 2.5 percent inclusive of $69.5 unfavorable currency impact mainly related to the weakening of the Brazil real. Excluding the unfavorable currency impact, LA FSS sales increased $58.8 due to growth across a majority of the region, including Mexico which experienced double digit growth related to several customers renewing their existing ATM fleets. This was offset by the unfavorable currency impact and the sale of the Company’s equity interest in the Venezuelan joint venture.

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

Brazil other sales included an unfavorable currency impact of $62.8 and a decrease related to deliveries of IT equipment to the Brazil education ministry in the prior year. Additionally, market-specific economic and political factors continue to weigh on the purchasing environment driving lower volume in country.

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
AND RESULTS OF OPERATIONS as of December 31, 2016
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
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

As of March 31, 2015, the Company agreed to sell its equity interest in its Venezuela joint venture to its joint venture partner and recorded a $10.3 impairment of assets in the first quarter of 2015. On April 29, 2015, the Company closed the sale for the estimated fair market value and recorded a $1.0 reversal of impairment of assets based on final adjustments in the second quarter of 2015, resulting in a $9.3 impairment of assets. Final fair value adjustments resulted in an overall impairment of $9.7. Additionally, the Company recorded an impairment related to other intangibles in LA in the second quarter of 2015 and an impairment of $9.1 related to redundant legacy Diebold internally-developed software as a result of the acquisition of Phoenix in the first quarter of 2015 in which the carrying amounts of the assets were not recoverable.

During the second quarter of 2014, the Company divested its Eras subsidiary, resulting in a gain on sale of assets of $13.7.

Operating Profit (Loss)

The following table represents information regarding our operating profit (loss) for the years ended December 31:

	2015	2014	$ Change	% Change
Operating profit (loss)	$58.6	$165.0	$(106.4)	(64.5)
Operating profit (loss) margin	2.4%	6.0%

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2016
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

Other Income (Expense)

The following table represents information regarding our other income (expense) for the years ended December 31:

	2015	2014	$ Change	% Change
Interest income	$26.0	$34.5	$(8.5)	(24.6)
Interest expense	(32.5)	(31.4)	(1.1)	3.5
Foreign exchange gain (loss), net	(10.0)	(11.8)	1.8	15.3
Miscellaneous, net	3.7	(1.6)	5.3	N/M
Other income (expense)	$(12.8)	$(10.3)	$(2.5)	24.3

The decrease in interest income was driven primarily by unfavorable currency impact in Brazil. The foreign exchange loss net for 2015 and 2014 included $7.5 and $12.1, respectively, related to the devaluation of the Venezuela currency. The change in miscellaneous, net was primarily related to income derived from the fair value re-measurement of foreign currency option contracts.

Income (Loss) from Continuing Operations, Net of Tax

The following table represents information regarding our income (loss) from continuing operations, net of tax, for the years ended December 31:

	2015	2014	$ Change	% Change
Income (loss) from continuing operations, net of tax	$59.5	$107.3	$(47.8)	(44.5)
Percent of net sales	2.5%	3.9%
Effective tax rate	(29.9)%	30.6%

The decrease in net income was driven by lower operating profit resulting from lower product revenue in conjunction with higher net non-routine and restructuring charges as well as a net detriment between years associated with impairment of assets and gain on sales of assets.

The tax rate benefit for the year ended December 31, 2015 resulted from the repatriation of foreign earnings, the associated recognition of foreign tax credits and related benefits due to the passage of the PATH Act of 2015.

Income (Loss) from Discontinued Operations, Net of Tax

On February 1, 2016, the Company executed a definitive asset purchase agreement with a wholly-owned subsidiary of Securitas AB (Securitas Electronic Security) to divest its electronic security business located in the U.S. and Canada for an aggregate purchase price of approximately $350.0 in cash, 10.0 percent of which was contingent based on the successful transition of certain customer relationships and was paid in full in the first quarter of 2016. The Company agreed to provide certain transition services to Securitas Electronic Security after the closing, including providing Securitas Electronic Security a $6.0 credit for such services.

Income from discontinued operations, net of tax was $15.9 and $9.7 for the years ended December 31, 2015 and 2014, respectively. The operating results for the electronic security business were previously included in the Company's NA segment.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2016
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

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

EMEA revenue decreased primarily due to an unfavorable currency impact of $66.6 as well as product volume declines in Italy, Belgium, Austria and the U.K. This was offset by higher product volume in the Middle East and increased service parts sales to distributors, as well as the benefit of the Cryptera acquisition of $8.6. Operating profit declined primarily due to the aforementioned currency impact as well as lower product volume and revenue mix combined with higher operating expenses due to incremental spend resulting from the Cryptera acquisition. This was offset by additional service revenue associated with parts sales to a distributor in the Middle East.

Latin America:	2015	2014	$ Change	% Change
Revenue	$492.1	$721.9	$(229.8)	(31.8)
Segment operating profit	$37.4	$68.7	$(31.3)	(45.6)
Segment operating profit margin	7.6%	9.5%

LA revenue decreased in 2015 compared to 2014, including a net unfavorable currency impact of $136.9. In Brazil, market-specific economic and political factors affecting the purchasing environment have driven lower Brazil other volume as well as a delivery of IT equipment to a Brazil education ministry in 2014 that was non-recurring. This was partially offset by FSS revenue growth related to product volume, particularly in Mexico where several customers are renewing their install bases. Operating profit decreased due to product volume decline in the Brazil other business and $9.3 of bad debt and inventory reserve increases primarily related to the cancellation of previously awarded government contracts in connection with the Brazil economic and political environment. Operating profit benefited from decreased operating expenses during the time period mainly related to favorable currency impact.

Refer to note 22 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K, for further details of segment revenue and operating profit.

LIQUIDITY AND CAPITAL RESOURCES

Capital resources are obtained from income retained in the business, borrowings under the Company’s senior notes, committed and uncommitted credit facilities and operating and capital leasing arrangements. Management expects that the Company’s capital resources will be sufficient to finance planned working capital needs, research and development activities, investments in facilities or equipment, pension contributions, the payment of dividends on the Company’s common shares, the payment of dividends on the Diebold Nixdorf AG ordinary shares not controlled by the Company and any repurchases of the Company’s common shares for at least the next 12 months. At December 31, 2016, $576.1 or 80.4 percent of the Company’s cash and cash equivalents and short-term investments reside in international tax jurisdictions. Repatriation of these funds could be negatively impacted by potential payments for foreign and domestic taxes, excluding $142.4 that is available for repatriation with no additional tax expense because the Company has already provided for such taxes. Part of the Company’s growth strategy is to pursue strategic acquisitions. The Company has made acquisitions in the past and intends to make acquisitions in the future. The Company intends to finance any

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2016
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

future acquisitions with either cash and short-term investments, cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares.

The Company's total cash and cash availability as of December 31, 2016 and 2015 was as follows:

	2016	2015
Cash and cash equivalents	$652.7	$313.6
Additional cash availability from
Short-term uncommitted lines of credit	198.6	69.0
Five-year credit facility	520.0	352.0
Short-term investments	64.1	39.9
Total cash and cash availability	$1,435.4	$774.5

As of December 31, 2016 the Company also has additional cash availability from the Delayed Draw Term Loan A of $250.0, which may be drawn up to one year after the closing date of the Acquisition with certain restrictions. On February 14, 2017, the Company entered into the Fourth Amendment to the Credit Agreement which released certain restrictions on the Delayed Draw Term Loan A effective immediately.

The following table summarizes the results of our consolidated statement of cash flows for the years ended December 31:

Net cash flow provided by (used in)	2016	2015	2014
Operating activities - continuing operations	$39.0	$31.6	$189.1
Investing activities - continuing operations	(923.3)	(62.4)	15.1
Financing activities - continuing operations	881.6	42.2	(81.2)
Discontinued operations, net	351.3	2.6	(3.5)
Effect of exchange rate changes on cash and cash equivalents	(8.0)	(23.9)	(28.2)
Net increase (decrease) in cash and cash equivalents	$340.6	$(9.9)	$91.3

Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impact reported cash flows. Net cash provided by operating activities was $39.0 for the year ended December 31, 2016, an increase of $7.4 from $31.6 for the year ended December 31, 2015. The overall increase was primarily due to improved working capital and deferred revenue offset by lower income from continuing operations. Additional detail is included below:

•
Cash flows from continuing operating activities during the year ended December 31, 2016 compared to the year ended December 31, 2015 were negatively impacted by a $230.2 decrease in income from continuing operations, net of tax, primarily related to higher non-routine expenses, increased interest expense and impairment of assets, the adverse impact of foreign currency compared to the same period of 2015. The increase in share-based compensation expense to $22.2 in 2016 from $12.4 in 2015 was primarily due to changes in the assumptions related to performance shares. The impairment of assets, in the fourth quarter of 2016, related to redundant legacy Diebold internally-developed software as a result of the Acquisition and an indefinite-lived trade name in NA.

•
Accounts receivable and inventory provided an aggregate of $225.2 during the year ended December 31, 2016 compared to a use of $107.6 during the year ended December 31, 2015. The $332.8 increase is a result of a decrease in accounts receivable related to improved timing of cash collections. Additionally, Diebold Nixdorf AG provided $163.8 based on reductions in accounts receivable and inventory balances since the acquisition date, which included a favorable comparison to the August acquisition date and a purchase accounting inventory revaluation adjustment of $62.7.

•
Deferred revenue provided $61.6 of operating cash during the year ended December 31, 2016, compared to a use of $14.7 provided in the year ended December 31, 2015. The increase in cash flow associated with deferred revenue is due to timing of customer prepayments, primarily on service contracts, as a result of improved billing processes compared to the prior year.

•
The aggregate of refundable and deferred income taxes used $161.9 of operating cash during the year ended December 31, 2016, compared to $46.4 used in 2015. This increase in cash used in operating activities is primarily a result of non-cash purchase accounting adjustments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2016
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

Investing Activities. Net cash used in investing activities was $923.3 for the year ended December 31, 2016 compared to net cash used in investing activities of $62.4 for the year ended December 31, 2015. The $860.9 change was primarily related to the 2016 payments for acquisition, net of cash acquired of $884.6 offset by the proceeds from divestitures and the sale of assets of $26.3 and the $16.2 net proceeds from sale of the foreign currency option and forward contracts. The proceeds from divestitures and the sale of assets primarily related the $27.7 of cash received for the sale of stock in Aevi International GmbH and Diebold Nixdorf AG China subsidiaries. The prior year acquisition of Phoenix and capital expenditures were the primary uses of cash in investing.

The Company anticipates capital expenditures of approximately $100 in 2017 to be utilized in information technology, infrastructure and integration related investments. Currently, we finance these investments primarily with funds provided by income retained in the business, borrowings under the Company's committed and uncommitted credit facilities, and operating and capital leasing arrangements.

Financing Activities. Net cash provided by financing activities was $881.6 for the year ended December 31, 2016 compared to net cash provided in financing activities of $42.2 for the year ended 2015, an increase of $839.4. The increase was primarily due to a $841.1 change in debt borrowing net of repayments, including associated debt issuance costs, related to the Acquisition offset by funding the $64.6 in dividend payments, compared to $75.6 in the prior year.

Benefit Plans. The Company plans to make contributions to its retirement plans of approximately $26.7 for the year ended December 31, 2017. Beyond 2017, minimum statutory funding requirements for the Company's U.S. pension plans may become more significant. The actual amounts required to be contributed are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory actions related to pension funding obligations. The Company has adopted a pension investment policy designed to achieve an adequate funded status based on expected benefit payouts and to establish an asset allocation that will meet or exceed the return assumption while maintaining a prudent level of risk. The plan's target asset allocation adjusts based on the plan's funded status. As the funded status improves or declines, the debt security target allocation will increase and decrease, respectively. Management monitors assumptions used for our actuarial projections as well as any funding requirements for the plans.

In connection with the Acquisition, the Company acquired $625.1 of additional obligations and $524.2 of assets related to postemployment benefit plans for certain groups of employees at the Company’s new operations outside of the U.S. Plans vary depending on the legal, economic, and tax environments of the respective country. For financially significant defined benefit plans, accruals for pensions and similar commitments have been included in the results for this year. The new significant defined benefit plans are mainly arranged for employees in Germany, the Netherlands and in Switzerland:

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

•
In the Netherlands, there is an average career salary plan, which is employer- and employee-financed and handled by an external fund. Insured events are disability, death and reaching of retirement age. In the Netherlands, the plan assets are currently invested in a company pension fund. During the fourth quarter of 2016, the Company recognized a curtailment gain of $4.6 related to its Netherlands' SecurCash B.V. plan due to a restructuring and cessation of accruals in the plan as of December 31, 2016. A transfer to an industry-wide pension fund is planned for the next fiscal year.

Other financially significant defined benefit plans exist in the U.K., Belgium and France.

Payments due under the Company's other post-retirement benefit plans are not required to be funded in advance. Payments are made as medical costs are incurred by covered retirees, and are principally dependent upon the future cost of retiree medical benefits under these plans. The Company expects the other post-retirement benefit plan payments to be approximately $1.2 in 2017 (refer to note 15 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K, for further discussion of the Company's pension and other post-retirement benefit plans).

The Company records a curtailment when an event occurs that significantly reduces the expected years of future service or eliminates the accrual of defined benefits for the future services of a significant number of employees. A curtailment gain is recorded when

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2016
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

the employees who are entitled to the benefits terminate their employment; a curtailment loss is recorded when it becomes probable a loss will occur. Upon a settlement, we recognize the proportionate amount of the unamortized gains and losses if the cost of all settlements during the year exceeds the interest component of net periodic cost for the affected plan. Expense from curtailments and settlements is recorded in selling and administrative expense on the consolidated statements of operations.

Dividends. The Company paid dividends of $64.6, $75.6 and $74.9 in the years ended December 31, 2016, 2015 and 2014, respectively. Annualized dividends per share were $0.96, $1.15 and $1.15 for the years ended December 31, 2016, 2015 and 2014, respectively. The first quarterly dividend of 2017 is $0.10 per share.

Contractual Obligations. The following table summarizes the Company’s approximate obligations and commitments to make future payments under contractual obligations as of December 31, 2016:

		Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt	$1,860.0	$106.9	$80.0	$176.9	$1,496.2
Interest on debt (1)	493.2	110.9	162.8	117.0	102.5
Minimum operating lease obligations	230.2	88.6	91.4	34.6	15.6
Purchase commitments	22.5	16.3	6.2	—	—
Total	$2,605.9	$322.7	$340.4	$328.5	$1,614.3

(1)	Amounts represent estimated contractual interest payments on outstanding long-term debt and notes payable. Rates in effect as of December 31, 2016 are used for variable rate debt.

At December 31, 2016, the Company also maintained uncertain tax positions of $43.2, for which there is a high degree of uncertainty as to the expected timing of payments (refer to note 7 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K).

The Company had various short-term uncommitted lines of credit with borrowing limits of $208.0 and $89.0 as of December 31, 2016 and 2015, respectively. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of December 31, 2016 and 2015 was 9.87 percent and 5.66 percent, respectively. The increase in the weighted-average interest rate is attributable to the change in mix of borrowings in foreign entities. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at December 31, 2016 was $198.6.

The Company entered into a revolving and term loan credit agreement (the Credit Agreement), dated as of November 23, 2015, among the Company and certain of the Company's subsidiaries, as borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders named therein. The Credit Agreement included, among other things, mechanics for the Company’s existing revolving and term loan A facilities to be refinanced under the Credit Agreement. On December 23, 2015, the Company entered into a Replacement Facilities Effective Date Amendment, which amended the Credit Agreement, among the Company, certain of the Company’s subsidiaries, the lenders identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to which the Company refinanced its $520.0 revolving and $230.0 term loan A senior unsecured credit facilities (which have been terminated and repaid in full) with, respectively, a new unsecured revolving facility (the Revolving Facility) in an amount of up to $520.0 and a new (non-delayed draw) unsecured term loan A facility (the Term Loan A Facility) on substantially the same terms as the Delayed Draw Term Facility (as defined in the Credit Agreement) in the amount of up to $230.0. The Delayed Draw Term Facility of $250.0 may be drawn up to one year after the closing date of the Acquisition. The Revolving Facility and Term Loan A Facility are subject to the same maximum consolidated net leverage ratio and minimum consolidated interest coverage ratio as the Delayed Draw Term Facility. On December 23, 2020, the Term Loan A Facility will mature and the Revolving Facility will automatically terminate. The weighted-average interest rate on outstanding revolving credit facility borrowings as of December 31, 2016 and December 31, 2015 was 2.56 percent and 2.33 percent, respectively, which is variable based on the London Interbank Offered Rate (LIBOR). The amount available under the revolving credit facility as of December 31, 2016 was $520.0.

On April 19, 2016, the Company issued $400.0 aggregate principal amount of 2024 Senior Notes in an offering, which were registered with the SEC in October 2016 in connection with the Acquisition. The 2024 Senior Notes are and will be guaranteed by certain of the Company’s existing and future domestic subsidiaries.

Also in April 2016, allocation and pricing of the term loan B facility (the Term Loan B Facility) provided under the Credit Agreement (which the Term Loan B Facility was used to provide part of the financing for the Acquisition) was completed. The Term Loan B Facility consists of a $1,000.0 U.S. dollar-denominated tranche that bears interest at LIBOR plus an applicable margin of 4.50 percent (or, at the Company’s option, prime plus an applicable margin of 3.50 percent), and a €350.0 euro-denominated tranche that will bear interest at the Euro Interbank Offered Rate (EURIBOR) plus an applicable margin of 4.25 percent. Each tranche was

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2016
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

funded during the second quarter of 2016 at 99 percent of par. In November 2016, the Company repaid $200.0 of the outstanding debt from the Term Loan B Facility - USD.

On May 6 and August 16, 2016, the Company entered into the Second and Third Amendments to the Credit Agreement, which re-denominated a portion of the Term Loan B Facility into euros and guaranteed the prompt and complete payment and performance of the obligations when due under the Credit Agreement. On February 14, 2017, the Company entered into the Fourth Amendment to the Credit Agreement which released certain restrictions on the Delayed Draw Term Loan A effective immediately.

The Credit Agreement financial ratios at December 31, 2016 are as follows:

•
a maximum total net debt to adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) leverage ratio of 4.50 as of December 31, 2016 (reducing to 4.25 on December 31, 2017, further reduced to 4.00 on December 31, 2018, and further reduced to 3.75 on June 30, 2019); and

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
Mandatory prepayments are required if the outstanding revolving loans or facility letters of credit exceed the aggregate revolving credit commitments, including due to currency fluctuations if difference is greater than 105 percent, the excess loans must be repaid or facility letters of credit must be cash collateralized. Voluntary prepayments require one business day notice for floating rate loans in $1.0 or multiples thereof and three business days for euro currency rate loans in $5.0 or $1.0 multiples thereof. There is a prepayment premium with respect to the Term B Facility only. Until May 6, 2017, if there is a repricing event, where the Term B Facility is refinanced or amended to reduce the yield, there is a prepayment premium of 1.00 percent refinanced or amended. Other mandatory prepayments include incurrence of new debt outside what is allowed in the Credit Agreement, sale of certain assets beyond a de-minimis exception amount and depending on the net debt leverage, a percentage of "Excess Cash Flows" as defined in the Credit Agreement beginning with 2017 cash flows.

The Company incurred $39.2 and $6.0 of fees in the years ended December 31, 2016 and 2015, respectively, related to the Credit Agreement and 2024 Senior Notes, which are amortized as a component of interest expense over the terms.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2016
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

Below is a summary of financing and replacement facilities information:

Financing and Replacement Facilities	Interest Rate Index and Margin	Maturity/Termination Dates	Term (Years)
Credit Agreement facilities
Revolving Facility	LIBOR + 1.75%	December 2020	5
Term Loan A Facility	LIBOR + 1.75%	December 2020	5
Delayed Draw Term Loan A	LIBOR + 1.75%	December 2020	5
Term Loan B Facility ($1,000.0)	LIBOR(i) + 4.50%	November 2023	7.5
Term Loan B Facility (€350.0)	EURIBOR(ii) + 4.25%	November 2023	7.5
2024 Senior Notes	8.5%	April 2024	8

(i)	LIBOR with a floor of 0.75 percent.

(ii)	EURIBOR with a floor of 0.75 percent.

The debt facilities under the Credit Agreement are secured by substantially all assets of the Company and its domestic subsidiaries that are borrowers or guarantors under the Credit Agreement, subject to certain exceptions and permitted liens.

In March 2006, the Company issued senior notes (2006 Senior Notes) in an aggregate principal amount of $300.0. The Company funded the repayment of $75.0 aggregate principal amount of the 2006 Senior Notes at maturity in March 2013 using borrowings under its revolving credit facility and the repayment of $175.0 aggregate principal amount of the 2006 Senior Notes that matured in March 2016 through the use of proceeds from the divestiture of the Company's NA electronic security business. Prepayment of the remaining $50.0 aggregate principal amount of the 2006 Senior Notes were paid in full on May 2, 2016. The prepayment included a make-whole premium of $3.9, which was paid in addition to the principal and interest of the 2006 Senior Notes and is included in interest expense for the year ended December 31, 2016.

On November 23, 2015, the Company entered into two foreign currency option contracts to purchase €1,416.0 for $1,547.1 to hedge against the effect of exchange rate fluctuations on the euro-denominated cash consideration related to the Acquisition and estimated euro-denominated transaction related costs and any outstanding Diebold Nixdorf AG borrowings. At that time, the euro-denominated cash component of the purchase price consideration approximated €1,162.2. The foreign currency option contracts were sold during the second quarter of 2016 for cash proceeds of $42.6, which are included in investing activities in the consolidated statements of cash flows, resulting in a gain of $35.6 during the year ended December 31, 2016 and $7.0 during the fourth quarter of 2015. The weighted average strike price was $1.09 per euro. These foreign currency option contracts were non-designated and included in other current assets on the consolidated balance sheet as of December 31, 2015 based on the net asset position.

On April 29, 2016, the Company entered into one foreign currency forward contract to purchase €713.0 for $820.9 to hedge against the effect of exchange rate fluctuations on the euro-denominated cash consideration related to the Acquisition and estimated euro denominated transaction related costs and any outstanding Diebold Nixdorf AG borrowings. The forward rate was $1.1514. The foreign currency forward contract was settled for $792.6 during the third quarter of 2016, which is included in investing activities in the consolidated statements of cash flows, resulting in a loss of $26.4 during the year ended December 31, 2016. This foreign currency forward contract is non-designated and included in other current assets or other current liabilities based on the net asset or net liability position, respectively, in the consolidated balance sheets. The gains and losses from the revaluation of the foreign currency forward contract are included in other income (expense) miscellaneous, net on the consolidated statements of operations.

During November 2016, the Company entered into multiple pay-fixed receive-variable interest rate swaps outstanding with an aggregate notional amount of $400.0.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the fourth quarter of 2016, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company estimates that an additional $0.8 will be reclassified as an increase to interest expense over the next year.

In connection with the Acquisition, the Company acquired an interest swap for a notional amount of €50.0, which was entered into in May 2010 with a ten-year term from October 1, 2010 until September 30, 2020. For this interest swap, the three-month

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2016
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

EURIBOR is received and a fixed interest of 2.974 percent is paid. The fair value, which is measured at market prices. On the date of the Acquisition and as of December 31, 2016, the fair value was €(7.9) and €(6.3), respectively. Because this swap was accounted for as a cash flow hedge, the change in fair value of €1.6 was directly recognized in AOCI, having taken into account deferred taxes. For the year ended December 31, 2016, the amount reclassified from equity to profit or loss was not significant.

During the year ended December 31, 2016, the Company recorded a $9.3 mark-to-market gain (loss) on foreign currency and forward option contracts reflected in miscellaneous, net. The fair value of the Company's foreign currency forward and option contracts was $7.0 as of December 31, 2015 and was included in other current assets.

Off-Balance Sheet Arrangements. The Company enters into various arrangements not recognized in the consolidated balance sheets that have or could have an effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources. The principal off-balance sheet arrangements that the Company enters into are guarantees, operating leases (refer to note 16 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K) and sales of finance receivables. The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, customers, regulatory agencies and insurance providers. If the Company is not able to comply with its contractual obligations, the suppliers, regulatory agencies and insurance providers may draw on the pertinent bank (refer note 17 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K). The Company has sold finance receivables to financial institutions while continuing to service the receivables. The Company records these sales by removing finance receivables from the consolidated balance sheets and recording gains and losses in the consolidated statement of operations (refer to note 9 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K).

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2016
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

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

The Company reports financial results for discontinued operations separately from continuing operations to distinguish the financial impact a divestiture from ongoing operations. Discontinued operations reporting occurs only when the disposal of a component or a group of components of the Company represents a strategic shift that will have a major effect on the Company's operations and financial results. During the year ended December 31, 2015, management of the Company, through receipt in October 2015 of the required authorization from its Board of Directors after a potential buyer had been identified, committed to a plan to divest the NA electronic security business. As such, all of the criteria required for held for sale and discontinued operations classification were met during the fourth quarter of 2015. The divestiture of its NA electronic security business closed on February 1, 2016. Accordingly, the assets and liabilities, operating results and operating and investing cash flows for are presented as discontinued operations separate from the Company’s continuing operations for all periods presented. Prior period information has been reclassified to present this business as discontinued operations for all periods presented, and has therefore been excluded from both continuing operations and segment results for all periods presented in these consolidated financial statements and the notes to the consolidated financial statements. All assets and liabilities classified as held for sale are included in total current assets based on the cash conversion of these assets and liabilities within one year (refer to note 23 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K).

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2016
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

Goodwill. Goodwill is the cost in excess of the net assets of acquired businesses (refer to note 13 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K). The Company tests all existing goodwill at least annually as of October 31 for impairment on a reporting unit basis. The Company tests for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the carrying value of a reporting unit below its reported amount. The Company’s four reporting units are defined as Domestic and Canada, LA, AP and EMEA. Each year, the Company may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. In evaluating whether it is more likely than not the fair value of a reporting unit is less than its carrying amount, the Company considers the following events and circumstances, among others, if applicable: (a) macroeconomic conditions such as general economic conditions, limitations on accessing capital or other developments in equity and credit markets; (b) industry and market considerations such as competition, multiples or metrics and changes in the market for the Company's products and services or regulatory and political environments; (c) cost factors such as raw materials, labor or other costs; (d) overall financial performance such as cash flows, actual and planned revenue and earnings compared with actual and projected results of relevant prior periods; (e) other relevant events such as changes in key personnel, strategy or customers; (f) changes in the composition of a reporting unit's assets or expected sales of all or a portion of a reporting unit; and (g) any sustained decrease in share price.

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

The techniques used in the Company's qualitative assessment and, if necessary, two-step impairment test incorporate a number of assumptions that the Company believes to be reasonable and to reflect market conditions forecast at the assessment date. Assumptions in estimating future cash flows are subject to a high degree of judgment. The Company makes all efforts to forecast future cash flows as accurately as possible with the information available at the time the forecast is made. To this end, the Company evaluates the appropriateness of its assumptions as well as its overall forecasts by comparing projected results of upcoming years with actual results of preceding years and validating that differences therein are reasonable. Key assumptions, all of which are Level 3 inputs (refer to note 20 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K), relate to price trends, material costs, discount rate, customer demand, and the long-term growth and foreign exchange rates. A number of benchmarks from independent industry and other economic publications were also used. Changes in assumptions and estimates after the assessment date may lead to an outcome where impairment charges would be required in future periods. Specifically, actual results may vary from the Company’s forecasts and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where the conclusions may differ in reflection of prevailing market conditions.

During 2016, management determined that the LA and AP reporting units had excess fair value of approximately $65.8 or 18.3 percent and approximately $56.1 or 21.5 percent, respectively, when compared to their carrying amounts. The Domestic and Canada reporting unit, included in the NA reportable segment, had excess fair value greater than 100 percent when compared to its carrying amount. As of December 31, 2016, the LA and AP reporting units had goodwill of approximately $28.6 and $37.2, respectively. A further change in macroeconomic conditions, as well as future changes in the judgments, assumptions and estimates that are used in the Company's goodwill impairment testing for the LA and AP reporting units, including the discount rate and future cash flow projections, could result in a significantly different estimate of the fair value. EMEA had no net goodwill as of December 31, 2016.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2016
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

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

In connection with the Acquisition, the Company acquired $625.1 of additional obligations and $524.2 of assets related to postemployment benefit plans for certain groups of employees at the Company’s new operations outside of the U.S. Plans vary depending on the legal, economic, and tax environments of the respective country. For financially significant defined benefit plans, accruals for pensions and similar commitments have been included in the results for this year. The new significant defined benefit plans are mainly arranged for employees in Germany, the Netherlands and in Switzerland:

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2016
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

•
In Switzerland, the post-employment benefit plan is required due to statutory provisions. The employees receive their pension payments as a function of contributions paid, a fixed interest rate and annuity factors. Insured events are disability, death and reaching of retirement age.

•
In the Netherlands, there is an average career salary plan, which is employer- and employee-financed and handled by an external fund. Insured events are disability, death and reaching of retirement age. In the Netherlands, the plan assets are currently invested in a company pension fund. During the fourth quarter of 2016, the Company recognized a curtailment gain of $4.6 related to its Netherlands' SecurCash B.V. plan due to a restructuring and cessation of accruals in the plan as of December 31, 2016. A transfer to an industry-wide pension fund is planned for the next fiscal year.

Other financially significant defined benefit plans exist in the U.K., Belgium and France.

The following table represents assumed healthcare cost trend rates at December 31:

	2016	2015
Healthcare cost trend rate assumed for next year	7.0%	7.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that rate reaches ultimate trend rate	2025	2020

The healthcare trend rates for the postemployment benefits plans in the U.S. are reviewed based upon the results of actual claims experience. The Company used initial healthcare cost trends of 7.0 percent in both 2016 and 2015 . While the ultimate trend rate was 5.0 percent in both years, the period of time to reach the ultimate was extended from 2015 to 2016.Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on total of service and interest cost	$—	$—
Effect on other post-retirement benefit obligation	$0.7	$(0.6)

During 2016, the Society of Actuaries released a series of updated mortality tables resulting from recent studies measuring mortality rates for various groups of individuals. As of December 31, 2016, the Company adopted for the pension plan in the U.S. the use of the RP-2014 base mortality table modified to remove the post-2006 projections using the MP-2014 mortality improvement scale and replacing it with projections using the fully generational MP-2016 projection scale. For the plans outside the U.S., the mortality tables used are those either required or customary for local accounting and/or funding purposes.

RECENTLY ISSUED ACCOUNTING GUIDANCE

Refer to note 1 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K, for information on recently issued accounting guidance.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2016
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

FORWARD-LOOKING STATEMENT DISCLOSURE

In this annual report on Form 10-K, statements that are not reported financial results or other historical information are “forward-looking statements.” Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. These forward-looking statements include, but are not limited to, statements regarding the Acquisition, its financing of the Acquisition, its expected future performance (including expected results of operations and financial guidance), and the Company’s future financial condition, operating results, strategy and plans. Forward-looking statements may be identified by the use of the words “anticipates,” “expects,” “intends,” “plans,” “will,” “believes,” “estimates,” “potential,” “target,” “predict,” “project,” “seek,” and variations or similar expressions. These statements are used to identify forward-looking statements. These forward-looking statements reflect the current views of the Company with respect to future events and involve significant risks and uncertainties that could cause actual results to differ materially.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Some of the risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements include, but are not limited to:

•	the ultimate impact and outcome of the review of the business combination with Diebold Nixdorf AG by the Competition and Markets Authority in the U.K.;

•	the implementation, ultimate impact and outcome of the DPLTA with Diebold Nixdorf AG including that its effectiveness may be delayed as a result of litigation or otherwise;

•	the ultimate outcome and results of integrating the operations of the Company and Diebold Nixdorf AG;

•	the ultimate outcome of the Company’s pricing, operating and tax strategies applied to Diebold Nixdorf AG and the ultimate ability to realize synergies;

•	the Company's ability to successfully launch and operate its joint ventures in China with the Inspur Group and Aisino Corp.;

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

•	the finalization of the Company's financial statements for the periods discussed in this release;

•	the acceptance of the Company's product and technology introductions in the marketplace;

•	competitive pressures, including pricing pressures and technological developments;

•	changes in the Company's relationships with customers, suppliers, distributors and/or partners in its business ventures;

•	the effect of legislative and regulatory actions in the U.S. and internationally and the Company’s ability to comply with government regulations;

•	the impact of a security breach or operational failure on the Company's business;

•	the Company's ability to successfully integrate acquisitions into its operations;

•	the impact of the Company's strategic initiatives;

•	the Company's ability to maintain effective internal controls;

•
changes in the Company's intention to further repatriate cash and cash equivalents and short-term investments residing in international tax jurisdictions, which could negatively impact foreign and domestic taxes;

•	unanticipated litigation, claims or assessments, as well as the outcome/impact of any current/pending litigation, claims or assessments, including but not limited to the Company's Brazil tax dispute;

•	potential security violations to the Company's information technology systems;

•
the investment performance of our pension plan assets, which could require us to increase our pension contributions, and significant changes in healthcare costs, including those that may result from government action;

•	the amount and timing of repurchases of the Company's common shares, if any; and

•
the Company's ability to achieve benefits from its cost-reduction initiatives and other strategic changes, including its planned restructuring actions, as well as as its business process outsourcing initiative.

Except to the extent required by applicable law or regulation, the Company undertakes no obligation to update these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(dollars in millions, except per share amounts)

In 2015, the Company's Venezuelan operations consisted of a fifty-percent owned subsidiary, which was consolidated. Venezuela financial results were measured using the U.S. dollar as its functional currency because its economy is considered highly inflationary. On March 24, 2014, the Venezuelan government announced a currency exchange mechanism, SICAD 2, which yielded an exchange rate significantly higher than the rates established through the other regulated exchange mechanisms. Management determined that it was unlikely that the Company would be able to convert bolivars under a currency exchange other than SICAD 2. On March 31, 2014, the Company remeasured its Venezuelan balance sheet using the SICAD 2 rate of 50.86 compared to the previous official government rate of 6.30, resulting in a decrease of $6.1 to the Company’s cash balance and net losses of $12.1 that were recorded within foreign exchange gain (loss), net in the consolidated statements of operations in the first quarter of 2014. In addition, as a result of the currency devaluation, the Company recorded a $4.1 lower of cost or market adjustment related to its service inventory within service cost of sales in the consolidated statements of operations in the first quarter of 2014. The Company's Venezuelan operations represented less than one percent of the Company's total assets as of December 31, 2014. On February 10, 2015, the Venezuela government introduced a new foreign currency exchange platform called the Marginal Currency System, or SIMADI, which replaced the SICAD 2 mechanism, yielding another significant increase in the exchange rate. As of March 31, 2015, management determined it was unlikely that the Company would be able to convert bolivars under a currency exchange other than SIMADI and remeasured its Venezuela balance sheet using the SIMADI rate of 192.95 compared to the previous SICAD 2 rate of 50.86, which resulted in a loss of $7.5 recorded within foreign exchange gain (loss), net in the condensed consolidated statements of operations in the first quarter of 2015.

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

The Company is exposed to foreign currency exchange rate risk inherent in its international operations denominated in currencies other than the U.S. dollar. A hypothetical 10 percent movement in the applicable foreign exchange rates would have resulted in an increase or decrease in 2016 and 2015 year-to-date operating profit of approximately $3.6 and $5.0, respectively. The sensitivity model assumes an instantaneous, parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in an instantaneous or parallel fashion may overstate the impact of changing exchange rates on amounts denominated in a foreign currency.

The Company’s risk-management strategy uses derivative financial instruments such as forwards to hedge certain foreign currency exposures. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. The Company does not enter into derivatives for trading purposes. The Company’s primary exposures to foreign exchange risk are movements in the euro, Great Britain pound sterling, Canada dollar, Brazil real and Chinese yuan renminbi.

On November 23, 2015, the Company entered into two foreign currency option contracts to purchase €1,416.0 for $1,547.1 to hedge against the effect of exchange rate fluctuations on the euro-denominated cash consideration related to the Acquisition and estimated euro-denominated transaction related costs and any outstanding Diebold Nixdorf AG borrowings. At that time, the euro-denominated cash component of the purchase price consideration approximated €1,162.2. The foreign currency option contracts were sold during the second quarter of 2016 for cash proceeds of $42.6, which are included in investing activities in the consolidated statements of cash flows, resulting in a gain of $35.6 during the year ended December 31, 2016 and $7.0 during the fourth quarter of 2015. The weighted average strike price was $1.09 per euro. These foreign currency option contracts were non-designated and included in other current assets on the consolidated balance sheet as of December 31, 2015 based on the net asset position.

On April 29, 2016, the Company entered into one foreign currency forward contract to purchase €713.0 for $820.9 to hedge against the effect of exchange rate fluctuations on the euro-denominated cash consideration related to the Acquisition and estimated euro denominated transaction related costs and any outstanding Diebold Nixdorf AG borrowings. The forward rate was $1.1514. The foreign currency forward contract was settled for $792.6 during the third quarter of 2016, which is included in investing activities in the consolidated statements of cash flows, resulting in a loss of $26.4 during the year ended December 31, 2016. This foreign currency forward contract was non-designated and was included in other current assets or other current liabilities based on the net asset or net liability position, respectively, in the consolidated balance sheets. The gains and losses from the revaluation of the foreign currency forward contract are included in other income (expense) miscellaneous, net on the consolidated statements of operations.

The Company manages interest rate risk with the use of variable rate borrowings under its committed and uncommitted credit facilities and interest rate swaps. Variable rate borrowings under the credit facilities totaled $1,460.0 and $420.9 of which $452.6 and $25.0 were effectively converted to fixed rate using interest rate swaps at December 31, 2016 and 2015, respectively. A one percentage point increase or decrease in interest rates would have resulted in an increase or decrease in interest expense of approximately $10.1 and $4.0 for 2016 and 2015, respectively, including the impact of the swap agreements. The Company’s primary exposure to interest rate risk is movements in the LIBOR, which is consistent with prior periods.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Diebold Nixdorf, Incorporated:

We have audited the accompanying consolidated balance sheets of Diebold Nixdorf, Incorporated and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule, Schedule II “Valuation and Qualifying Accounts.” These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diebold Nixdorf, Incorporated and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Diebold Nixdorf, Incorporated’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Cleveland, Ohio
February 24, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Diebold Nixdorf, Incorporated:

We have audited Diebold Nixdorf, Incorporated’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Diebold Nixdorf, Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A(b) of the Diebold Nixdorf, Incorporated’s December 31, 2016 annual report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Diebold Nixdorf, Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

On August 15, 2016, Diebold Nixdorf, Incorporated (formerly Diebold, Incorporated) acquired 69.2 percent of the total number of Diebold Nixdorf Aktiengesellschaft (formerly Wincor Nixdorf Aktiengesellschaft) ordinary shares inclusive of treasury shares of Diebold Nixdorf Aktiengesellschaft, and management excluded from its assessment of the effectiveness of Diebold Nixdorf, Incorporated’s internal control over financial reporting as of December 31, 2016, Diebold Nixdorf Aktiengesellschaft’s internal control over financial reporting associated with total assets of $2,753.0 million and total revenues of $1,054.8 million included in the consolidated financial statements of Diebold Nixdorf, Incorporated as of and for the year ended December 31, 2016. Our audit of internal control over financial reporting of Diebold Nixdorf, Incorporated also excluded an evaluation of the internal control over financial reporting of Diebold Nixdorf Aktiengesellschaft.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Diebold Nixdorf, Incorporated and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 24, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Cleveland, Ohio
February 24, 2017

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$652.7	$313.6
Short-term investments	64.1	39.9
Trade receivables, less allowances for doubtful accounts of $50.4 and $31.7, respectively	835.9	413.9
Inventories	737.7	369.3
Deferred income taxes	—	168.8
Prepaid expenses	60.7	23.6
Refundable income taxes	85.2	18.0
Current assets held for sale	—	148.2
Other current assets	183.3	148.3
Total current assets	2,619.6	1,643.6
Securities and other investments	94.7	85.2
Property, plant and equipment, net	387.0	175.3
Goodwill	998.3	161.5
Deferred income taxes	309.5	65.3
Finance lease receivables	25.2	36.5
Customer relationships, net	596.3	1.5
Other intangible assets, net	176.6	66.0
Other assets	63.1	7.5
Total assets	$5,270.3	$2,242.4

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities
Notes payable	$106.9	$32.0
Accounts payable	560.5	281.7
Deferred revenue	404.2	229.2
Payroll and other benefits liabilities	172.5	76.5
Current liabilities held for sale	—	49.4
Other current liabilities	580.4	287.0
Total current liabilities	1,824.5	955.8
Long-term debt	1,691.4	606.2
Pensions and other benefits	279.4	195.6
Post-retirement and other benefits	17.8	18.7
Deferred income taxes	300.6	1.9
Other liabilities	87.7	28.7
Commitments and contingencies
Redeemable noncontrolling interests	44.1	—
Equity
Diebold Nixdorf, Incorporated shareholders' equity
Preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Common shares, $1.25 par value, 125,000,000 authorized shares, (89,924,378 and 79,696,694 issued shares, 75,144,784 and 65,001,602 outstanding shares, respectively)	112.4	99.6
Additional capital	720.0	430.8
Retained earnings	662.7	760.3
Treasury shares, at cost (14,779,597 and 14,695,092 shares, respectively)	(562.4)	(560.2)
Accumulated other comprehensive loss	(341.3)	(318.1)
Total Diebold Nixdorf, Incorporated shareholders' equity	591.4	412.4
Noncontrolling interests	433.4	23.1
Total equity	1,024.8	435.5
Total liabilities, redeemable noncontrolling interests and equity	$5,270.3	$2,242.4

See accompanying notes to consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Years ended December 31,
	2016	2015	2014
Net sales
Services	$1,907.9	$1,394.2	$1,432.8
Products	1,408.4	1,025.1	1,302.0
	3,316.3	2,419.3	2,734.8
Cost of sales
Services	1,373.1	932.8	974.8
Products	1,221.5	834.5	1,033.8
	2,594.6	1,767.3	2,008.6
Gross profit	721.7	652.0	726.2
Selling and administrative expense	761.2	488.2	478.4
Research, development and engineering expense	110.2	86.9	93.6
Impairment of assets	9.8	18.9	2.1
(Gain) loss on sale of assets, net	0.3	(0.6)	(12.9)
	881.5	593.4	561.2
Operating profit (loss)	(159.8)	58.6	165.0
Other income (expense)
Interest income	21.5	26.0	34.5
Interest expense	(101.4)	(32.5)	(31.4)
Foreign exchange gain (loss), net	(2.1)	(10.0)	(11.8)
Miscellaneous, net	3.5	3.7	(1.6)
Income (loss) from continuing operations before taxes	(238.3)	45.8	154.7
Income tax (benefit) expense	(67.6)	(13.7)	47.4
Income (loss) from continuing operations, net of tax	(170.7)	59.5	107.3
Income (loss) from discontinued operations, net of tax	143.7	15.9	9.7
Net income (loss)	(27.0)	75.4	117.0
Net income attributable to noncontrolling interests, net of tax	6.0	1.7	2.6
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(33.0)	$73.7	$114.4

Basic weighted-average shares outstanding	69.1	64.9	64.5
Diluted weighted-average shares outstanding	69.1	65.6	65.2

Basic earnings (loss) per share
Income (loss) before discontinued operations, net of tax	$(2.56)	$0.89	$1.62
Income (loss) from discontinued operations, net of tax	2.08	0.24	0.15
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(0.48)	$1.13	$1.77

Diluted earnings (loss) per share
Income (loss) before discontinued operations, net of tax	$(2.56)	$0.88	$1.61
Income (loss) from discontinued operations, net of tax	2.08	0.24	0.15
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(0.48)	$1.12	$1.76

Amounts attributable to Diebold Nixdorf, Incorporated
Income (loss) before discontinued operations, net of tax	$(176.7)	$57.8	$104.7
Income (loss) from discontinued operations, net of tax	143.7	15.9	9.7
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(33.0)	$73.7	$114.4

Cash dividends declared and paid per share	$0.96	$1.15	$1.15

See accompanying notes to consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Years ended December 31,
	2016	2015	2014
Net income (loss)	$(27.0)	$75.4	$117.0
Other comprehensive income (loss), net of tax:
Translation adjustment (net of tax of $(0.6), $5.3 and $3.6, respectively)	(32.4)	(141.3)	(73.7)
Foreign currency hedges (net of tax of $6.2, $(4.0) and $(0.3), respectively)	(10.7)	6.4	0.5
Interest rate hedges:
Net income recognized in other comprehensive income (net of tax of $3.0, $(0.3) and $(0.4), respectively)	4.9	0.8	0.7
Less: reclassification adjustments for amounts recognized in net income (net of tax of $0.0, $(0.2) and$(0.1), respectively)	0.2	0.4	0.2
	4.7	0.4	0.5
Pension and other post-retirement benefits:
Prior service credit recognized during the year (net of tax of $0.0, $0.1 and $0.1, respectively)	—	(0.1)	(0.3)
Net actuarial losses recognized during the year (net of tax of $(1.8), $(2.7) and $(1.2), respectively)	4.0	4.2	2.0
Net actuarial (gain) loss occurring during the year (net of tax of $(8.3), $(1.3) and $39.3, respectively)	18.5	2.1	(63.7)
Net actuarial gain recognized due to curtailment (net of tax of $1.5, $0.0 and $0.0, respectively)	(3.3)	—	—
Currency Impact (net of tax of $0.4, $0.0 and $0.0, respectively)	(0.7)	—	—
	18.5	6.2	(62.0)
Unrealized gain (loss) on securities, net:
Net gain (loss) recognized in other comprehensive income (net of tax of $0.0, $0.0 and $0.0, respectively)	—	—	(0.5)
Less: reclassification adjustments for amounts recognized in net income (net of tax)	—	—	2.2
	—	—	(2.7)
Other	(0.1)	0.1	—
Other comprehensive income (loss), net of tax	(20.0)	(128.2)	(137.4)
Comprehensive income (loss)	(47.0)	(52.8)	(20.4)
Less: comprehensive income (loss) attributable to noncontrolling interests	9.2	3.2	1.4
Comprehensive income (loss) attributable to Diebold Nixdorf, Incorporated	$(56.2)	$(56.0)	$(21.8)

See accompanying notes to consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per share amounts)

	Common Shares					Accumulated Other Comprehensive Income (Loss)	Total Diebold Nixdorf, Incorporated Shareholders' Equity
	Number	$1.25 Par Value	Additional Capital	Retained Earnings	Treasury Shares			Non-controlling Interests	Total Equity
Balance, January 1, 2014	78.6	$98.3	$385.3	$722.7	$(555.3)	$(54.3)	$596.7	$24.1	$620.8
Net income (loss)				114.4			114.4	2.6	117.0
Other comprehensive income (loss)						(136.2)	(136.2)	(1.2)	(137.4)
Stock options exercised	0.4	0.5	14.1				14.6		14.6
Restricted stock units issued	0.2	0.2	(0.2)				—		—
Income tax detriment from share-based compensation			(2.7)				(2.7)		(2.7)
Share-based compensation expense			21.5				21.5		21.5
Dividends paid				(74.9)			(74.9)		(74.9)
Treasury shares (0.2 shares)					(1.9)		(1.9)		(1.9)
Distributions to noncontrolling interest holders, net							—	(2.2)	(2.2)
Balance, December 31, 2014	79.2	$99.0	$418.0	$762.2	$(557.2)	$(190.5)	$531.5	$23.3	$554.8
Net income (loss)				73.7			73.7	1.7	75.4
Other comprehensive income (loss)						(127.6)	(127.6)	1.5	(126.1)
Stock options exercised	0.1	0.2	3.3				3.5		3.5
Restricted stock units issued	0.2	0.2	(0.2)				—		—
Other share-based compensation	0.2	0.2	(0.2)				—		—
Income tax detriment from share-based compensation			(2.5)				(2.5)		(2.5)
Share-based compensation expense			12.4				12.4		12.4
Dividends paid				(75.6)			(75.6)		(75.6)
Treasury shares (0.1 shares)					(3.0)		(3.0)		(3.0)
Distributions to noncontrolling interest holders, net							—	(3.4)	(3.4)
Balance, December 31, 2015	79.7	$99.6	$430.8	$760.3	$(560.2)	$(318.1)	$412.4	$23.1	$435.5
Net income (loss)				(33.0)			(33.0)	6.0	(27.0)
Other comprehensive income (loss)						(23.2)	(23.2)	3.2	(20.0)
Stock options exercised	—	—	0.3				0.3		0.3
Restricted stock units issued	0.2	0.2	(0.2)				—		—
Performance shares issued	0.1	0.1	(0.1)				—		—
Other share-based compensation	—	0.1	(0.1)				—		—
Income tax detriment from share-based compensation			(0.2)				(0.2)		(0.2)
Share-based compensation expense			22.2				22.2		22.2
Dividends paid				(64.6)			(64.6)		(64.6)
Treasury shares (0.1 shares)					(2.2)		(2.2)		(2.2)
Sale of equity interest							—	7.1	7.1
Reclassification of guaranteed dividend to accrued liabilities							—	(5.7)	(5.7)
Distributions to noncontrolling interest holders, net							—	(8.2)	(8.2)
Acquired fair value of noncontrolling interest							—	407.9	407.9
Acquisition of Diebold Nixdorf AG	9.9	12.4	267.3				279.7		279.7
Balance, December 31, 2016	89.9	$112.4	$720.0	$662.7	$(562.4)	$(341.3)	$591.4	$433.4	$1,024.8

Comprehensive income (loss) attributable to noncontrolling interests of $1.5 for the year ended December 31, 2015 is net of a $2.1 Venezuela noncontrolling interest adjustment for the year ended December 31, 2015 to reduce the carrying value to the estimated fair market value.

See accompanying notes to consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2016	2015	2014
Cash flow from operating activities
Net income (loss)	$(27.0)	$75.4	$117.0
Income (loss) from discontinued operations, net of tax	143.7	15.9	9.7
Income (loss) from continuing operations, net of tax	(170.7)	59.5	107.3
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	134.8	64.0	73.4
Share-based compensation expense	22.2	12.4	21.5
Excess tax benefits from share-based compensation	(0.4)	(0.5)	(0.5)
Impairment of assets	9.8	18.9	2.1
Pension curtailment	(4.6)	—	—
Devaluation of Venezuelan balance sheet	—	7.5	12.1
Loss (gain) on sale of assets, net	0.3	(0.6)	(12.9)
Gain on foreign currency option and forward contracts, net	(9.3)	(7.0)	—
Cash flow from changes in certain assets and liabilities, net of the effects of acquisitions
Trade receivables	100.9	(56.4)	(38.2)
Inventories	124.3	(51.2)	(42.8)
Refundable income taxes	(67.3)	(6.3)	9.6
Other current assets	122.0	6.5	(42.7)
Accounts payable	(112.1)	57.6	55.2
Deferred revenue	61.6	(14.7)	50.7
Accrued salaries, wages and commissions	(13.7)	(22.1)	23.4
Deferred income taxes	(94.6)	(40.1)	(11.3)
Warranty liability	(42.2)	(13.8)	43.4
Finance lease receivables	45.3	40.1	(61.6)
Certain other assets and liabilities	(67.3)	(22.2)	0.4
Net cash provided by operating activities - continuing operations	39.0	31.6	189.1
Net cash provided (used) by operating activities - discontinued operations	(10.6)	5.1	(2.2)
Net cash provided by operating activities	28.4	36.7	186.9

Cash flow from investing activities
Payments for acquisitions, net of cash acquired	(884.6)	(59.4)	(11.7)
Proceeds from maturities of investments	225.0	176.1	477.4
Proceeds from sale of investments	—	—	39.6
Payments for purchases of investments	(243.5)	(125.5)	(428.7)
Proceeds from divestitures and the sale of assets	31.3	5.0	18.4
Capital expenditures	(39.5)	(52.3)	(60.1)
Increase in certain other assets	(28.2)	(6.3)	(19.8)
Proceeds from sale of foreign currency option and forward contracts, net	16.2	—	—
Net cash provided (used) by investing activities - continuing operations	(923.3)	(62.4)	15.1
Net cash provided (used) by investing activities - discontinued operations	361.9	(2.5)	(1.3)
Net cash provided (used) by investing activities	$(561.4)	$(64.9)	$13.8

See accompanying notes to consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2016	2015	2014
Cash flow from financing activities
Dividends paid	$(64.6)	$(75.6)	$(74.9)
Debt issuance costs	(39.2)	(6.0)	(1.4)
Revolving debt borrowings (repayments), net	(178.0)	155.8	2.0
Other debt borrowings	1,837.7	135.8	157.6
Other debt repayments	(662.5)	(168.7)	(175.5)
Distributions to noncontrolling interest holders	(10.2)	(0.1)	(2.2)
Excess tax benefits from share-based compensation	0.3	0.5	0.5
Issuance of common shares	0.3	3.5	14.6
Repurchase of common shares	(2.2)	(3.0)	(1.9)
Net cash provided (used) by financing activities - continuing operations	881.6	42.2	(81.2)
Net cash provided (used) by financing activities - discontinued operations	—	—	—
Net cash provided (used) by financing activities	881.6	42.2	(81.2)
Effect of exchange rate changes on cash	(8.0)	(23.9)	(28.2)
Increase (decrease) in cash and cash equivalents	340.6	(9.9)	91.3
Add: Cash overdraft included in assets held for sale at beginning of year	(1.5)	(4.1)	(0.6)
Less: Cash overdraft included in assets held for sale at end of year	—	(1.5)	(4.1)
Cash and cash equivalents at the beginning of the year	313.6	326.1	231.3
Cash and cash equivalents at the end of the year	$652.7	$313.6	$326.1
Cash paid for
Income taxes	$83.8	$64.8	$49.2
Interest	$85.4	$32.6	$31.2

See accompanying notes to consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
(in millions, except per share amounts)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of Diebold Nixdorf, Incorporated and its wholly- and majority-owned subsidiaries (collectively, the Company). All significant intercompany accounts and transactions have been eliminated.

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

Venezuelan Currency Devaluation. In 2015, the Company's Venezuelan operations consisted of a fifty-percent owned subsidiary, which was consolidated. Venezuela financial results were measured using the U.S. dollar as its functional currency because its economy is considered highly inflationary. On March 24, 2014, the Venezuelan government announced a currency exchange mechanism, SICAD 2, which yielded an exchange rate significantly higher than the rates established through the other regulated exchange mechanisms. Management determined that it was unlikely that the Company would be able to convert bolivars under a currency exchange other than SICAD 2. On March 31, 2014, the Company remeasured its Venezuelan balance sheet using the SICAD 2 rate of 50.86 compared to the previous official government rate of 6.30, resulting in a decrease of $6.1 to the Company’s cash balance and net losses of $12.1 that were recorded within foreign exchange gain (loss), net in the consolidated statements of operations in the first quarter of 2014. In addition, as a result of the currency devaluation, the Company recorded a $4.1 lower of cost or market adjustment related to its service inventory within service cost of sales in the consolidated statements of operations in 2014. On February 10, 2015, the Venezuela government introduced a new foreign currency exchange platform called the Marginal Currency System, or SIMADI, which replaced the SICAD 2 mechanism, yielding another significant increase in the exchange rate. As of March 31, 2015, management determined it was unlikely that the Company would be able to convert bolivars under a currency exchange other than SIMADI and remeasured its Venezuela balance sheet using the SIMADI rate of 192.95 compared to the previous SICAD 2 rate of 50.86, which resulted in a loss of $7.5 recorded within foreign exchange gain (loss), net in the consolidated statements of operations in the first quarter of 2015.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
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

The Company reports financial results for discontinued operations separately from continuing operations to distinguish the financial impact of a divestiture from ongoing operations. Discontinued operations reporting occurs only when the disposal of a component or a group of components of the Company represents a strategic shift that will have a major effect on the Company's operations and financial results. During the year ended December 31, 2015, management of the Company, through receipt in October 2015 of the required authorization from its Board of Directors after a potential buyer had been identified, committed to a plan to divest its NA electronic security business. As such, all of the criteria required for held for sale and discontinued operations classification were met during the fourth quarter of 2015. The divestiture of its NA electronic security business closed on February 1, 2016. Accordingly, the assets and liabilities, operating results and operating and investing cash flows for are presented as discontinued operations separate from the Company’s continuing operations for all periods presented. All assets and liabilities classified as held for sale are included in total current assets based on the cash conversion of these assets and liabilities within one year (refer to note 23).

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

Revenue Recognition. The Company’s revenue recognition policy is consistent with the requirements of ASC 605. In general, the Company records revenue when it is realized, or realizable and earned. The Company considers revenue to be realized, or realizable and earned when, persuasive evidence of an arrangement exists, the products or services have been approved by the customer after delivery and/or installation acceptance or performance of services; the sales price is fixed or determinable within the contract; and collectability is reasonably assured. The Company's products include both hardware and the software required for the equipment to operate as intended, and for product sales, the Company determines the earnings process is complete when title, risk of loss and the right to use the product has transferred to the customer. Within the North America region, the earnings process is completed upon customer acceptance. Where the Company is contractually responsible for installation, customer acceptance occurs upon completion of the installation of all equipment at a job site and the Company’s demonstration that the equipment is in operable condition. Where the Company is not contractually responsible for installation, customer acceptance occurs upon shipment or delivery to a customer location depending on the terms within the contract. Internationally, customer acceptance is upon delivery or completion of the installation depending on the terms in the contract with the customer.

The application of ASC 605 to the Company's customer contracts requires judgment, including the determination of whether an arrangement includes multiple deliverables such as hardware, software, maintenance and/or other services. For contracts that contain multiple deliverables, total arrangement consideration is allocated at the inception of the arrangement to each deliverable based on the relative selling price method. The relative selling price method is based on a hierarchy consisting of VSOE (price when sold on a stand-alone basis), if available, or TPE, if VSOE is not available, or ESP if neither VSOE nor TPE is available. The Company's ESP is consistent with the objective of determining VSOE, which is the price at which we would expect to transact on a stand-alone sale of the deliverable. The determination of ESP is based on applying significant judgment to weigh a variety of company-specific factors including our pricing practices, customer volume, geography, internal costs and gross margin objectives, information gathered from experience in customer negotiations, recent technological trends, and competitive landscape. In contracts that involve multiple deliverables with separately priced extended warranty and product maintenance, these services are typically accounted for under FASB ASC 605-20, Separately Priced Extended Warranty and Product Maintenance Contracts where stated price is recognized ratably over the period.

For software sales, excluding software required for the equipment to operate as intended, the Company applies the software revenue recognition principles within FASB ASC 985-605, Software - Revenue Recognition. For software and software-related deliverables (software elements), the Company allocates revenue based upon the relative fair value of these software elements as

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

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

Electronic Security Products & Managed Service Revenue The Company provides global product sales, service, installation, project management for longer-term contracts and monitoring of original equipment manufacturer electronic security products to financial, government, retail and commercial customers. These solutions provide the Company’s customers a single-source solution to their electronic security needs. The Company has included the net sales from its NA electronic security business as discontinued operations.

Retail Products & Managed Service Revenue The Company provides hardware, software and IT services ensuring the maximum availability and adaption of integrated installed IT software and systems. Key elements are programmable ePOS systems or self-checkout systems related to the customer's checkout area.

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

Depreciation and Amortization. Depreciation of property, plant and equipment is computed using the straight-line method for financial statement purposes. Amortization of leasehold improvements is based upon the shorter of original terms of the lease or life of the improvement. Repairs and maintenance are expensed as incurred. Generally. amortization of the Company’s other long-term assets, such as intangible assets and capitalized computer software, is computed using the straight-line method over the life of the asset. Certain technology assets related to the Acquisition utilize a double-declining method.

Advertising Costs. Advertising costs are expensed as incurred and were $14.0, $11.6 and $16.7 in 2016, 2015 and 2014, respectively.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Research, Development and Engineering. Research, development and engineering costs are expensed as incurred and were $110.2, $86.9 and $93.6 in 2016, 2015 and 2014, respectively.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Assets Held in Rabbi Trusts / Deferred Compensation The fair value of the assets held in rabbi trusts (refer to note 8 and 15) is derived from investments in a mix of money market, fixed income and equity funds managed by Bank of America/Merrill Lynch. The related deferred compensation liability is recorded at fair value.

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

Interest Rate Swaps The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis In addition to assets and liabilities that are measured at fair value on a recurring basis, the Company also measures certain assets and liabilities at fair value on a nonrecurring basis. Our non-financial assets, including goodwill, intangible assets and property, plant and equipment, are measured at fair value when there is an indication of impairment. These assets are recorded at fair value, determined using level 3 inputs, only when an impairment charge is recognized. Further details regarding the Company's goodwill impairment review appear in note 13.

Assets and Liabilities Recorded at Carrying Value The fair value of the Company’s cash and cash equivalents, trade receivables and accounts payable, approximates the carrying value due to the relative short maturity of these instruments.

Refer to note 20 for further details of assets and liabilities subject to fair value measurement.

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

Inventories. The Company primarily values inventories at the lower of cost or market. The Company identifies and writes down its excess and obsolete inventories to net realizable value based on usage forecasts, order volume and inventory aging. With the development of new products, the Company also rationalizes its product offerings and will write-down discontinued product to the lower of cost or net realizable value.

Deferred Revenue. Deferred revenue is recorded for any services billed to customers and not yet recognizable if the contract period has commenced or for the amount collected from customers in advance of the contract period commencing. In addition, deferred revenue is recorded for products and other deliverables that are billed to and collected from customers prior to revenue being recognizable.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

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

Goodwill. Goodwill is the cost in excess of the net assets of acquired businesses (refer to note 13). The Company tests all existing goodwill at least annually for impairment on a reporting unit basis. In 2016 and 2015, the annual goodwill impairment test was performed as of October 31 compared to November 30 in prior years for administrative improvements.

The Company tests for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the carrying value of a reporting unit below its reported amount. The Company’s reporting units are defined as Domestic and Canada, LA, AP, and EMEA. Each year, the Company may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. In evaluating whether it is more likely than not the fair value of a reporting unit is less than its carrying amount, the Company considers the following events and circumstances, among others, if applicable: (a) macroeconomic conditions such as general economic conditions, limitations on accessing capital or other developments in equity and credit markets; (b) industry and market considerations such as competition, multiples or metrics and changes in the market for the Company's products and services or regulatory and political environments; (c) cost factors such as raw materials, labor or other costs; (d) overall financial performance such as cash flows, actual and planned revenue and earnings compared with actual and projected results of relevant prior periods; (e) other relevant events such as changes in key personnel, strategy or customers; (f) changes in the composition of a reporting unit's assets or expected sales of all or a portion of a reporting unit; and (g) any sustained decrease in share price.

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

Fully depreciated assets are retained until disposal. Upon disposal, assets and related accumulated depreciation or amortization are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to operations.

Contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. As additional

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

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

In connection with the Acquisition, the Company acquired $625.1 of additional obligations and $524.2 of assets related to postemployment benefit plans for certain groups of employees at the Company’s new operations outside of the U.S. Plans vary depending on the legal, economic, and tax environments of the respective country. For financially significant defined benefit plans, accruals for pensions and similar commitments have been included in the results for this year. The new significant defined benefit plans are mainly arranged for employees in Germany, the Netherlands and in Switzerland:

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

•
In the Netherlands, there is an average career salary plan, which is employer- and employee-financed and handled by an external fund. Insured events are disability, death and reaching of retirement age. In the Netherlands, the plan assets are currently invested in a company pension fund. During the fourth quarter of 2016, the Company recognized a curtailment gain of $4.6 related to its Netherlands' SecurCash B.V. plan due to a restructuring and cessation of accruals in the plan as of December 31, 2016. A transfer to an industry-wide pension fund is planned for the next fiscal year.

Other financially significant defined benefit plans exist in the U.K., Belgium and France.

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

The Company records a curtailment when an event occurs that significantly reduces the expected years of future service or eliminates the accrual of defined benefits for the future services of a significant number of employees. A curtailment gain is recorded when the employees who are entitled to the benefits terminate their employment; a curtailment loss is recorded when it becomes probable a loss will occur. Upon a settlement, we recognize the proportionate amount of the unamortized gains and losses if the cost of all settlements during the year exceeds the interest component of net periodic cost for the affected plan. Expense from curtailments and settlements is recorded in selling and administrative expense on the consolidated statements of operations.

Noncontrolling Interests and Redeemable Noncontrolling Interests. Noncontrolling interests represent the portion of profit or loss, net assets and comprehensive income that is not allocable to the Company. In 2016, net income attributable to noncontrolling interests primarily represents guaranteed dividends that the Company is obligated to pay to the noncontrolling shareholders of Diebold Nixdorf AG. Noncontrolling interests with redemption features, such as put rights, that are not solely within the Company’s control are considered redeemable noncontrolling interests. Redeemable noncontrolling interests are presented outside of equity

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

on our consolidated balance sheets. The balance of redeemable noncontrolling interests is reported at the greater of its carrying value or its maximum redemption value at each reporting date. Refer to note 3 for more information.

Recently Adopted Accounting Guidance

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard was effective for the Company on January 1, 2016. The adoption of recent debt guidance resulted in $64.5 of debt issuance costs included in long-term debt as of December 31, 2016 and a reclassification of $6.9 from other assets to long-term debt as of December 31, 2015.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17). This amendment requires the presentation of deferred tax assets and liabilities to be categorized as noncurrent on the balance sheet, instead of being classified as current or noncurrent. The Company adopted of ASU 2015-17 as of December 31, 2016 using the prospective method whereas the prior year was not adjusted.

Recently Issued Accounting Guidance

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08). The FASB issued the amendment to clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (ASU 2016-10). The FASB issued the amendment to clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (ASU 2016-11). The FASB issued the amendment to rescind the following aspects of Topic 606. Specifically, registrants should not rely on the following SEC Staff Observer comments upon adoption of Topic 606: Revenue and Expense Recognition for Freight Services in Process, which is codified in paragraph 605-20-S99-2; Accounting for Shipping and Handling Fees and Costs, which is codified in paragraph 605-45-S99-1; Accounting for Consideration Given by a Vendor to a Customer (including Reseller of the Vendor’s Products), which is codified in paragraph 605-50-S99-1; Accounting for Gas-Balancing Arrangements (that is, use of the “entitlements method”), which is codified in paragraph 932-10-S99-5. Additionally in May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing: Narrow-Scope Improvements and Practical Expedients (ASU 2016-12). The FASB issued the amendment to improve Topic 606 by reducing the potential for diversity in practice at initial application and reducing the cost and complexity of applying Topic 606 both at transition and on an ongoing basis.

The standard along with its amendments are effective for the Company on January 1, 2018. Early application was permitted on the original adoption date of January 1, 2017. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method and we have not yet selected which transition method we will apply.

In 2015, we established a cross-functional steering committee and project implementation team to assess the impact of the standard on our legacy revenue from contracts with customers. We utilized a bottoms-up approach to assess and document the impact of the standard on our contract portfolio by reviewing our current accounting policies and practices against application of the requirements of the new standard to identify potential differences. A broad-scope contract analysis was carried out to substantiate the results of the assessment and a business process, systems and controls review was performed to identify necessary changes to support recognition and disclosure under the new standard.

The implementation team has reported the findings and progress of the project to management and the Audit Committee on a frequent basis over the last year. In late 2016, the impact assessment was expanded to include Diebold Nixdorf AG revenue from contracts with customers. The Company's initial assessment indicates potential for accelerated timing of revenue recognition related to product shipments. The Company will continue its evaluation and assessment on the impact on the financial statements and related disclosures.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash would be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods. Early adoption is permitted. The adoption of ASU 2016-18 is not expected to have a material impact on the Company.

NOTE 2: ACQUISITIONS

Diebold Nixdorf AG

Diebold Nixdorf AG is one of the world's leading providers of IT solutions and services to retail banks and the retail industry. The Acquisition is consistent with the Company's transformation into a world-class, services-led and software-enabled company, supported by innovative hardware. Diebold Nixdorf AG complements and extends our existing capabilities. The Company considered a number of factors in connection with its evaluation of the transaction, including significant strategic opportunities and potential synergies, as generally supporting its decision to enter into the business combination agreement with Diebold Nixdorf AG. The Acquisition expands the Company's presence substantially, especially in EMEA. The Diebold Nixdorf AG business enhances the Company's existing portfolio. Diebold Nixdorf AG has a fiscal year end of September 30. For the twelve months ended September 30, 2016, Diebold Nixdorf AG recorded net sales of €2,578.6 as reported using IFRS as issued by the EU.

In the fourth quarter of 2015, the Company announced its intention to acquire all 29.8 Diebold Nixdorf AG ordinary shares outstanding (33.1 total Diebold Nixdorf AG ordinary shares issued inclusive of 3.3 treasury shares) through a voluntary tender offer for €38.98 in cash and 0.434 common shares of the Company per Diebold Nixdorf AG ordinary share outstanding.

On August 15, 2016, the Company consummated the Acquisition by acquiring, through Diebold KGaA, a German partnership limited by shares and a wholly-owned subsidiary of the Company, 22.9 Diebold Nixdorf AG ordinary shares representing 69.2 percent of total number of Diebold Nixdorf AG ordinary shares inclusive of treasury shares (76.7 percent of all Diebold Nixdorf AG ordinary shares outstanding) in exchange for an aggregate preliminary purchase price consideration of $1,265.7, which included the issuance of 9.9 common shares of the Company. The Company financed the cash portion of the Acquisition as well as the repayment of Diebold Nixdorf AG debt outstanding with funds available under the Company’s Credit Agreement (as defined in note 14) and proceeds from the issuance and sale of $400.0 aggregate principal amount of the 2024 Senior Notes.

Subsequent to the closing of the Acquisition, the board of directors of the Company, the supervisory and management boards of Diebold Nixdorf AG as welll as the extraordinary shareholder meetings of Diebold KGaA and Diebold Nixdorf AG on September 26, 2016 each approved the proposed DPLTA. The DPLTA became effective by entry in the commercial register at the local court of Paderborn (Germany) on February 14, 2017.

Pursuant to the DPLTA, subject to certain limitations pursuant to applicable law, (i) Diebold KGaA has the ability to issue binding instructions to the management board of Diebold Nixdorf AG, (ii) Diebold Nixdorf AG will transfer all of its annual profits to Diebold KGaA, and (iii) Diebold KGaA will generally absorb all annual losses incurred by Diebold Nixdorf AG. In addition, the DPLTA offers the Diebold Nixdorf AG minority shareholders, at their election, (i) the ability to put their Diebold Nixdorf AG ordinary shares to Diebold KGaA in exchange for cash compensation of €55.02 per Diebold Nixdorf AG ordinary share, or (ii) to remain Diebold Nixdorf AG minority shareholders and receive a recurring compensation in cash of €3.13 (€2.82 net under the current taxation

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

regime) per Diebold Nixdorf AG ordinary share for each full fiscal year of Diebold Nixdorf AG. The ultimate timing and amount of any future cash payments related to the DPLTA are uncertain.

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

The aggregate preliminary consideration, excluding $110.7 of cash acquired, for the Acquisition was $1,265.7, which consisted of the following:

Cash paid	$995.3
Less: cash acquired	(110.7)
Payments for acquisition, net of cash acquired	884.6
Common shares issued to Diebold Nixdorf AG shareholders	279.7
Other consideration	(9.3)
Total preliminary consideration, net of cash acquired	$1,155.0

Other consideration of $(9.3) represents the preexisting net trade balances the Company owed to Diebold Nixdorf AG, which were deemed settled as of the acquisition date.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

The following table presents the preliminary estimated fair value of the assets acquired and liabilities assumed from the Acquisition as of the date of acquisition, August 15, 2016, based on the allocation of the total preliminary consideration, net of cash acquired for the periods reported below:

	Preliminary amounts recognized as of:
	September 30,	Measurement	December 31,
	2016	Period	2016
Trade receivables	$474.1	$—	$474.1
Inventories	487.2	—	487.2
Prepaid expenses	39.3	—	39.3
Current assets held for sale	100.5	6.1	106.6
Other current assets	79.7	0.2	79.9
Property, plant and equipment	236.9	10.2	247.1
Intangible assets	803.6	(1.5)	802.1
Deferred income taxes	46.5	63.2	109.7
Other assets	27.0	—	27.0
Total assets acquired	2,294.8	78.2	2,373.0

Notes payable	159.8	—	159.8
Accounts payable	321.5	—	321.5
Deferred revenue	164.8	(6.8)	158.0
Payroll and other benefits liabilities	191.0	0.6	191.6
Current liabilities held for sale	62.5	(5.9)	56.6
Other current liabilities	183.4	12.9	196.3
Pensions and other benefits	87.6	15.6	103.2
Other noncurrent liabilities	393.5	65.4	458.9
Total liabilities assumed	1,564.1	81.8	1,645.9

Redeemable noncontrolling interest	—	(46.8)	(46.8)
Fair value of noncontrolling interest	(386.7)	(21.2)	(407.9)
Total identifiable net assets acquired, including noncontrolling interest	344.0	(71.6)	272.4
Total preliminary consideration, net of cash acquired	1,161.0	(6.0)	1,155.0
Goodwill	$817.0	$65.6	$882.6

During the fourth quarter of 2016, the preliminary fair value measurements of assets acquired and liabilities assumed of Diebold Nixdorf AG as of the acquisition date were refined as additional information became available. Among the adjustments recorded, the fair value of acquired intangible assets was decreased by $1.5 and deferred revenue decreased by $6.8. The fair value was primarily determined by applying the income approach using unobservable inputs for projected cash flows and a discount rate, which were refined during 2016, and are considered Level 3 inputs under the fair value measurements and disclosure guidance. These refinements did not have a significant impact on our consolidated statements of operations, balance sheets or cash flows in any period. Deferred income taxes was adjusted to reclassify certain deferred income tax liabilities to deferred income tax assets among other valuation adjustments to fair value. The adjustment in other noncurrent liabilities was primarily related to a reclassification to redeemable noncontrolling interest and noncontrolling interest related to previously existing noncontrolling interests. Certain other amounts were reclassified to conform with the current period presentation. The preliminary fair value measurements are subject to change as the measurement period related to the Acquisition has not expired and purchase accounting remains preliminary. The measurement period cannot exceed one year from August 15, 2016.

Included in the preliminary purchase price allocation are acquired identifiable intangibles of $802.1, the fair value of which was primarily determined by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

The Company preliminarily recorded acquired intangible assets in the following table as of the acquisition date:

	Weighted-average useful lives	August 15, 2016
Trade name	3.0 years	$30.1
Technologies	4.0 years	107.2
Customer relationships	9.5 years	658.5
Other	various	6.3
Intangible assets		$802.1

Noncontrolling interest reflects a preliminary fair value adjustment of $407.9 consisting of $386.7 related to the Diebold Nixdorf AG ordinary shares the Company did not acquire and $21.2 for the pre-existing noncontrolling interests. Noncontrolling interests with certain redemption features, such as put rights that are not within the control of the issuer and are considered redeemable noncontrolling interests. As of December 31, 2016, the DPLTA was and will not be effective until registration with the commercial register of the local court of Paderborn. As a result the carrying value of the noncontrolling interest related to the Diebold Nixdorf AG ordinary shares the Company did not acquire of $386.7 has been presented as a component of total equity. As of and for the period of time that the DPLTA is effective, the carrying value of the noncontrolling interest will be reclassified from total equity to redeemable noncontrolling interest and presented outside of equity in the consolidated balance sheets of the Company. The carrying value of the noncontrolling interest related to the Diebold Nixdorf AG ordinary shares the Company did not acquire would be $400.1 if remeasured as of December 31, 2016. The Company calculated the new carrying value using the Diebold Nixdorf AG ordinary shares put right to Diebold KGaA for compensation in cash of €55.02 per Diebold Nixdorf AG ordinary share in addition to the recurring compensation in cash of €3.13 (€2.82 net under the current taxation regime) using the exchange rate as of December 31, 2016. In addition, the Company reclassified $46.8 of certain pre-existing redeemable noncontrolling interest. The cash compensation is recognized ratably during the applicable annual period. The ultimate amount and timing of any future cash payments related to the put right are uncertain.

Goodwill is calculated as the excess of the purchase price over the estimated fair values of the assets acquired and the liabilities assumed from the Acquisition, and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. This goodwill is primarily the result of anticipated synergies achieved through increased scale, a streamlined portfolio of products and solutions, higher utilization of the service organization, workforce rationalization in overlapping regions and shared back office resources. The Company has yet to allocate goodwill to its Domestic and Canada, EMEA, AP and LA reporting units. The goodwill associated with the Acquisition is not deductible for income tax purposes.

Net sales, income (loss) from continuing operations before taxes and net income (loss) attributable to Diebold Nixdorf, Incorporated from the Acquisition included in the Company’s results since August 15, 2016, the date of the Acquisition, are as follows:

August 15, 2016 to December 31, 2016
Net sales	$1,054.8
Income (loss) from continuing operations before taxes	$(67.9)
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(51.3)

The Acquisition's income (loss) from continuing operations before taxes subsequent to the acquisition date includes purchase accounting pretax charges related to deferred revenue of $16.2, inventory valuation adjustment of $62.7 and amortization of acquired intangibles of $49.7, offset by a reduction of $2.4 depreciation expense related to the change in useful lives.

The Company incurred deal-related costs in connection with the Acquisition, of $97.2, which are included in selling, general and administrative expenses in the Company's consolidated statements of operations for the year ended December 31, 2016.

Unaudited pro forma Information The unaudited pro forma information is presented for illustrative purposes only. It is not necessarily indicative of the results of operations of future periods, or the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results that the combined company will experience after the Acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the Acquisition. The unaudited pro forma information also does not include any integration costs or remaining future transaction costs that the companies may incur related to the Acquisition as part of combining the operations of the companies. The Company's fiscal year ends on December 31 while Diebold Nixdorf AG's fiscal year ends on September 30.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

The pro forma information in the table below for the years ended December 31, 2016 and 2015 includes unaudited pro forma information that represents the consolidated results of the Company as if the Acquisition occurred as of January 1, 2015:

	Unaudited pro forma information for
	Years Ended December 31,
	2016	2015
Net sales	$4,996.2	$5,153.8
Gross profit	$1,171.0	$1,025.5
Operating profit	$61.3	$(221.1)
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$47.9	$(225.7)
Net income (loss) attributable to Diebold Nixdorf, Incorporated per share - basic	$0.64	$(3.02)
Net income (loss) attributable to Diebold Nixdorf, Incorporated per share - diluted	$0.64	$(3.02)
Basic weighted-average shares outstanding	75.1	74.8
Diluted weighted-average shares outstanding (1)	75.1	74.8

(1)
Incremental shares of 0.6 and 0.7 were excluded from the computation of diluted loss per share for the years ended December 31, 2016 and 2015, respectively, because their effect is anti-dilutive due to the loss from continuing operations.

The unaudited pro forma information has been adjusted with respect to certain aspects of the Acquisition to reflect the following:

•
Additional depreciation and amortization expenses that would have been recognized assuming preliminary fair value adjustments to the existing Diebold Nixdorf AG assets acquired and liabilities assumed, including intangible assets, fixed assets and expense associated with the valuation of inventory acquired.

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

Phoenix Interactive Design, Inc.

In the first quarter of 2015, the Company acquired 100 percent of the equity interests of Phoenix for a total purchase price of $72.9, including $12.6 of deferred cash payment payable over the next three years. Acquiring Phoenix, a leading developer of innovative multi-vendor software solutions for ATMs and a host of other FSS applications, was a foundational move to accelerate the Company’s growth in the fast-growing managed services and branch automation spaces. The results of operations for Phoenix are primarily included in the NA reportable operating segment within the Company's consolidated financial statements from the date of its acquisition.

NOTE 3: REDEEMABLE NONCONTROLLING INTERESTS

Changes in redeemable noncontrolling interests were as follows:

Redeemable Noncontrolling Interests
Balance at December 31, 2015	$—
Purchase of noncontrolling interests	44.1
Balance at December 31, 2016	$44.1

In connection with the Acquisition, the Company assumed pre-existing noncontrolling interests with certain redemption features, such as put rights that are not within the control of the issuer, which are considered redeemable noncontrolling interests. The redeemable noncontrolling interests were preliminarily recorded at fair value as of the Acquisition date by applying the income approach using unobservable inputs for projected cash flows and a discount rate, which are considered Level 3 inputs, and subject to change as the measurement period related to the Acquisition has not expired and purchase accounting remains preliminary. The results of operations for these redeemable noncontrolling interests were not significant. The ultimate amount and timing of any future cash payments related to the put rights are uncertain.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
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

The following table represents amounts used in computing earnings (loss) per share and the effect on the weighted-average number of shares of dilutive potential common shares for the years ended December 31:

	2016	2015	2014
Numerator
Income (loss) used in basic and diluted earnings (loss) per share
Income (loss) from continuing operations, net of tax	$(170.7)	$59.5	$107.3
Net income attributable to noncontrolling interests, net of tax	6.0	1.7	2.6
Income (loss) before discontinued operations, net of tax	(176.7)	57.8	104.7
Income (loss) from discontinued operations, net of tax	143.7	15.9	9.7
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(33.0)	$73.7	$114.4
Denominator
Weighted-average number of common shares used in basic earnings (loss) per share	69.1	64.9	64.5
Effect of dilutive shares (1)	—	0.7	0.7
Weighted-average number of shares used in diluted earnings (loss) per share	69.1	65.6	65.2
Basic earnings (loss) per share
Income (loss) before discontinued operations, net of tax	$(2.56)	$0.89	$1.62
Income (loss) from discontinued operations, net of tax	2.08	0.24	0.15
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(0.48)	$1.13	$1.77
Diluted earnings (loss) per share
Income (loss) before discontinued operations, net of tax	$(2.56)	$0.88	$1.61
Income (loss) from discontinued operations, net of tax	2.08	0.24	0.15
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(0.48)	$1.12	$1.76

Anti-dilutive shares
Anti-dilutive shares not used in calculating diluted weighted-average shares	2.1	1.5	1.1

(1)
Incremental shares of 0.6 were excluded from the computation of diluted loss per share for the year ended December 31, 2016 because their effect is anti-dilutive due to the loss from continuing operations.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

NOTE 5: ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the years ended December 31:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-Retirement Benefits	Other	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(74.9)	$(1.4)	$(0.5)	$(114.0)	$0.3	$(190.5)
Other comprehensive income (loss) before reclassifications (1)	(140.7)	6.4	0.8	2.1	0.1	(131.3)
Amounts reclassified from AOCI	—	—	(0.4)	4.1	—	3.7
Net current period other comprehensive income (loss)	(140.7)	6.4	0.4	6.2	0.1	(127.6)
Balance at December 31, 2015	$(215.6)	$5.0	$(0.1)	$(107.8)	$0.4	$(318.1)
Other comprehensive income (loss) before reclassifications (1)	(35.6)	(10.7)	4.9	18.5	(0.1)	(23.0)
Amounts reclassified from AOCI	—	—	(0.2)	—	—	(0.2)
Net current period other comprehensive income (loss)	(35.6)	(10.7)	4.7	18.5	(0.1)	(23.2)
Balance at December 31, 2016	$(251.2)	$(5.7)	$4.6	$(89.3)	$0.3	$(341.3)

(1)
Other comprehensive income (loss) before reclassifications within the translation component excludes (gains)/losses of $(3.2) and $0.6 and translation attributable to noncontrolling interests for December 31, 2016 and 2015, respectively.

The following table summarizes the details about amounts reclassified from AOCI for the years ended December 31:

	2016	2015
	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations
Interest rate hedges (net of tax of $0.0 and $0.2, respectively)	$(0.2)	$(0.4)	Interest expense
Pension and post-retirement benefits:
Net prior service benefit amortization (net of tax of $0.0 and $0.1, respectively)	—	(0.1)	(1)
Net actuarial losses recognized during the year (net of tax of $(1.8) and $(2.7), respectively)	4.0	4.2	(1)
Prior service cost recognized during the curtailment (net of tax of $1.5 and $0.0, respectively)	(3.3)	—	(1)
Currency Impact (net of tax of $0.4, $0.0 and $0.0, respectively)	(0.7)	—	(1)
	—	4.1
Total reclassifications for the period	$(0.2)	$3.7

(1)	Pension and other post-retirement benefits AOCI components are included in the computation of net periodic benefit cost (refer to note 15 to the consolidated financial statements).

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

NOTE 6: SHARE-BASED COMPENSATION AND EQUITY

Dividends. On the basis of amounts declared and paid quarterly, the annualized dividends per share were $0.96, $1.15 and $1.15 for the years ended December 31, 2016, 2015 and 2014, respectively.

Share-Based Compensation Cost. The Company recognizes costs resulting from all share-based payment transactions based on the fair market value of the award as of the grant date. Awards are valued at fair value and compensation cost is recognized on a straight-line basis over the requisite periods of each award. The Company estimated forfeiture rates are based on historical experience. To cover the exercise and/or vesting of its share-based payments, the Company generally issues new shares from its authorized, unissued share pool. The number of common shares that may be issued pursuant to the Amended and Restated 1991 Equity and Performance Incentive Plan (as amended and restated as of February 12, 2014) (1991 Plan) was 8.3, of which 4.1 shares were available for issuance at December 31, 2016.

The following table summarizes the components of the Company’s employee and non-employee share-based compensation programs recognized as selling and administrative expense for the years ended December 31:

	2016	2015	2014
Stock options
Pre-tax compensation expense	$2.7	$3.6	$2.7
Tax benefit	(0.9)	(1.3)	(1.0)
Stock option expense, net of tax	$1.8	$2.3	$1.7

Restricted stock units
Pre-tax compensation expense	$10.7	$8.6	$6.0
Tax benefit	(3.1)	(2.4)	(1.9)
RSU expense, net of tax	$7.6	$6.2	$4.1

Performance shares
Pre-tax compensation expense	$8.8	$0.2	$12.5
Tax benefit	(3.0)	(0.1)	(4.2)
Performance share expense, net of tax	$5.8	$0.1	$8.3

Director deferred shares
Pre-tax compensation expense	$—	$—	$0.3
Tax benefit	—	—	(0.1)
Director deferred share expense, net of tax	$—	$—	$0.2

Total share-based compensation
Pre-tax compensation expense	$22.2	$12.4	$21.5
Tax benefit	(7.0)	(3.8)	(7.2)
Total share-based compensation, net of tax	$15.2	$8.6	$14.3

The following table summarizes information related to unrecognized share-based compensation costs as of December 31, 2016:

	Unrecognized Cost	Weighted-Average Period
		(years)
Stock options	$2.6	1.2
RSUs	14.5	1.3
Performance shares	5.3	1.7
	$22.4

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
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

Stock Options

Stock options generally vest after a one- to five-year period and have a maturity of ten years from the issuance date. Option exercise prices equal the closing price of the Company’s common shares on the date of grant. The estimated fair value of the options granted was calculated using a Black-Scholes option pricing model using the following assumptions:

	2016	2015	2014
Expected life (in years)	6	6	5
Weighted-average volatility	28%	31%	31%
Risk-free interest rate	1.50%	1.50%	1.47-1.66%
Expected dividend yield	3.10%	3.12%	3.59%

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

Options outstanding and exercisable as of December 31, 2016 and changes during the year ended were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
		(per share)	(in years)
Outstanding at January 1, 2016	1.7	$34.21
Expired or forfeited	(0.4)	$35.59
Exercised	(0.1)	$26.85
Granted	0.5	$27.39
Outstanding at December 31, 2016	1.7	$31.98	7	$—
Options exercisable at December 31, 2016	0.9	$33.99	6	$—
Options vested and expected to vest (2) at December 31, 2016	1.6	$32.07	7	$—

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing share price on the last trading day of the year in 2016 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders exercised their options on December 31, 2016. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common shares.

(2)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumption to total outstanding non-vested options.

The aggregate intrinsic value of options exercised was minimal for the year ended December 31, 2016, and $0.7 and $2.1 for 2015 and 2014, respectively. The weighted-average grant-date fair value of stock options granted for the years ended December 31, 2016, 2015 and 2014 was $5.37, $7.04 and $6.75, respectively. Total fair value of stock options vested during the years ended December 31, 2016, 2015 and 2014 was $2.6, $2.7 and $1.8, respectively. Exercise of options during the years ended December 31, 2016, 2015 and 2014 resulted in cash receipts of $0.3, $3.5 and $14.6, respectively.

Restricted Stock Units

Each RSU provides for the issuance of one common share of the Company at no cost to the holder and are granted to both employees and non-employee directors. RSUs granted to employees prior to 2016 vest after a three- or seven-year period. RSUs granted to employees after 2016 ratably vest per annum over a three-year period and for non-employee directors cliff vest after one year. During the vesting period, employees and non-employee directors are paid the cash equivalent of dividends on RSUs. Non-vested employee RSUs are forfeited upon termination unless the Board of Directors determines otherwise.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Non-vested RSUs outstanding as of December 31, 2016 and changes during the year ended were as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2016	0.9	$32.53
Forfeited	(0.1)	$31.40
Vested	(0.2)	$31.62
Granted (1)	0.6	$26.77
Non-vested at December 31, 2016	1.2	$29.50

(1)
The RSUs granted during the year ended December 31, 2016 include 41 thousand 1-year RSUs to non-employee directors under the 1991 Plan. These RSUs have a weighted-average grant-date fair value of $27.42.

The weighted-average grant-date fair value of RSUs granted for the years ended December 31, 2016, 2015 and 2014 was $26.77, $32.74 and $35.25, respectively. The total fair value of RSUs vested during the years ended December 31, 2016, 2015 and 2014 was $7.2, $6.4 and $4.4, respectively.

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

Non-vested performance shares outstanding as of December 31, 2016 and changes during the year ended were as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2016 (1)	0.8	$34.06
Forfeited	(0.2)	$30.39
Vested	(0.1)	$29.52
Adjustment	0.1	$34.75
Granted	0.6	$26.99
Non-vested at December 31, 2016	1.2	$31.77

(1)
Non-vested performance shares are based on a maximum potential payout. Actual shares vested at the end of the performance period may be less than the maximum potential payout level depending on achievement of the performance objectives, as determined by the Board of Directors.

The weighted-average grant-date fair value of performance shares granted for the years ended December 31, 2016, 2015 and 2014 was $26.99, $32.50 and $38.07, respectively. The total fair value of performance shares vested during the years ended December 31, 2016, 2015 and 2014 was $3.1, $5.1 and $0.0, respectively.

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

As of December 31, 2016, there were 0.1 non-employee director deferred shares vested and outstanding. There were no deferred shares granted in 2016 or 2015 The weighted-average grant-date fair value of deferred shares granted for the year ended December 31, 2014 was $29.73 per share. The aggregate intrinsic value of deferred shares released during the years ended December 31, 2016, 2015 and 2014 was $0.2, $0.2 and $0.1, respectively. Total fair value of deferred shares vested for the years ended December 31, 2016, 2015 and 2014 was $0.2, $0.0 and $0.9, respectively.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Other Non-employee Share-Based Compensation

In connection with the acquisition of Diebold Colombia, S.A., in December 2005, the Company issued warrants to purchase 0.1 common shares with an exercise price of $46.00 per share and grant-date fair value of $14.66 per share. The grant-date fair value of the warrants was valued using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.45 percent, dividend yield of 1.63 percent, expected volatility of 30 percent, and contractual life of six years. The warrants expired in December 2016.

NOTE 7: INCOME TAXES

The following table presents components of income (loss) from continuing operations before income taxes for the years ended December 31:

	2016	2015	2014
Domestic	$(215.2)	$(56.6)	$(15.3)
Foreign	(23.1)	102.4	170.0
Total	$(238.3)	$45.8	$154.7

The following table presents the components of income tax (benefit) expense from continuing operations for the years ended December 31:

	2016	2015	2014
Current
U.S. federal	$(67.2)	$(2.0)	$0.3
Foreign	54.0	38.2	61.5
State and local	(10.6)	(0.6)	—
Total current	(23.8)	35.6	61.8
Deferred
U.S. federal	3.6	(38.3)	(2.6)
Foreign	(50.2)	(11.1)	(9.4)
State and local	2.8	0.1	(2.4)
Total deferred	(43.8)	(49.3)	(14.4)
Income tax (benefit) expense	$(67.6)	$(13.7)	$47.4

In addition to the income tax (benefit) expense listed above for the years ended December 31, 2016, 2015 and 2014, income tax (benefit) expense allocated directly to shareholders equity for the same periods was $(1.8), $5.4 and $(38.5), respectively. The income tax (benefit) expense allocated directly to shareholders equity for the years ended December 31, 2016, 2015 and 2014 also includes (benefit) expense of $7.7, $(20.4) and $(9.2), respectively, related to current year movement in valuation allowance. Income tax (benefit) expense allocated to discontinued operations for the years ended December 31, 2016, 2015 and 2014 was $93.9, $9.6 and $6.2, respectively.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Income tax (benefit) expense attributable to income (loss) from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax income (loss) from continuing operations. The following table presents these differences for the years ended December 31:

	2016	2015	2014
Statutory tax (benefit) expense	$(83.4)	$16.0	$54.1
Brazil non-taxable incentive	(5.8)	(4.2)	(15.5)
Valuation allowance	14.9	(0.7)	9.5
Brazil tax goodwill amortization	—	—	(1.5)
Foreign tax rate differential	(10.0)	(19.4)	(14.9)
Foreign subsidiary earnings	13.7	(9.1)	14.6
Accrual adjustments	1.1	1.5	2.2
Business tax credits	(0.7)	(1.4)	(2.4)
Non-deductible (non-taxable) items	2.3	4.2	—
Other	0.3	(0.6)	1.3
Income tax (benefit) expense	$(67.6)	$(13.7)	$47.4

The effective tax rate for 2016 was 28.4 percent on the overall loss from continued operations. The benefit on the overall loss was negatively impacted by the Acquisition including a valuation allowance for certain post-acquisition losses and non-deductible acquisition related expenses. The overall effective tax rate was decreased further by the jurisdictional income (loss) mix and varying statutory rates within the acquired entities.

In 2015, the overall negative effective tax rate of (29.9) percent on the income from continued operations was primarily driven by the Company repatriation of high-taxed foreign earnings carrying a foreign tax credit benefit of $13.0. In addition, the passage of the Protecting Americans from Tax Hikes Act of 2015 R.R. 2029 (PATH Act), which extended the Controlled Foreign Corporation (CFC) look-through rules in Internal Revenue Code (IRC) section 954(c)(6) that exempted the foreign corporations' earnings from current taxation as well as the permanent extension of the research and experimentation credit benefited the overall effective tax rate by $5.6. The other major driver attributing to the overall negative effective tax rate was due to the combined income mix and varying statutory rates in the Company's foreign operations.

The Company recognizes the benefit of tax positions taken or expected to be taken in its tax returns in the consolidated financial statements when it is more likely than not that the position will be sustained upon examination by authorities. Recognized tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.
Details of the unrecognized tax benefits are as follows:

	2016	2015
Balance at January 1	$13.1	$15.0
Increases (decreases) related to prior year tax positions	34.8	(0.4)
Increases related to current year tax positions	2.5	0.9
Settlements	(3.4)	(0.2)
Reduction due to lapse of applicable statute of limitations	(3.8)	(2.2)
Balance at December 31	$43.2	$13.1

The entire amount of unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. The 2016 increase related to prior year tax positions was impacted by the Acquisition resulting in an increase of $28.5 that was included in the preliminary estimated fair value of the liabilities as of the August 15, 2016 acquisition date.

The Company classifies interest expense and penalties related to the underpayment of income taxes in the consolidated financial statements as income tax expense. Consistent with the treatment of interest expense, the Company accrues interest income on overpayments of income taxes where applicable and classifies interest income as a reduction of income tax expense in the consolidated financial statements. As of December 31, 2016 and 2015, accrued interest and penalties related to unrecognized tax benefits totaled approximately $7.6 and $7.2, respectively.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
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

As of December 31, 2016, the Company is under audit by the Internal Revenue Service (IRS) for tax years ended December 31, 2011, 2012 and 2013. The IRS completed its examination of the Company’s U.S. federal income tax returns for the years 2008-2010 and issued a Revenue Agent’s Report (RAR) during 2014. The Company appealed the findings in the RAR and a final agreement was reached with the IRS during 2016. The final RAR was issued by the IRS and approved by the Joint Committee on Taxation, a Committee of the U.S. Congress. The net tax deficiency, excluding interest, associated with the RAR was $2.1 after net operating loss utilization. All amounts, including interest, had been previously accrued. All U.S. federal tax years prior to 2011 are closed by statute. The Company is subject to tax examination in various U.S. state jurisdictions for tax years 2009 to the present, as well as various foreign jurisdictions for tax years 2009 to the present.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:

	2016	2015
Deferred tax assets
Accrued expenses	$74.5	$40.8
Warranty accrual	19.7	22.0
Deferred compensation	16.2	14.0
Allowance for doubtful accounts	10.3	11.9
Inventories	26.1	12.7
Deferred revenue	19.1	20.1
Pension and post-retirement benefits	92.3	70.4
Tax credits	52.1	62.5
Net operating loss carryforwards	88.4	58.5
Capital loss carryforwards	1.8	1.9
State deferred taxes	17.1	16.3
Other	0.5	12.1
	418.1	343.2
Valuation allowance	(87.8)	(63.9)
Net deferred tax assets	$330.3	$279.3

Deferred tax liabilities
Property, plant and equipment	$39.7	$20.5
Goodwill and intangible assets	271.5	17.6
Partnership interest	3.7	7.7
Undistributed earnings	6.5	7.3
Net deferred tax liabilities	321.4	53.1
Net deferred tax asset	$8.9	$226.2

Deferred income taxes reported in the consolidated balance sheets as of December 31 are as follows:

	2016	2015
Deferred income taxes - current assets	$—	$168.8
Deferred income taxes - long-term assets	309.5	65.3
Other current liabilities	—	(6.0)
Deferred income taxes - long-term liabilities	(300.6)	(1.9)
Net deferred tax asset	$8.9	$226.2

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

The Company has elected to early adopt ASU 2015-17 for purposes of the 2016 annual period on a prospective basis. Accordingly, the 2015 prior period annual balances above have not been adjusted.

As of December 31, 2016, the Company had domestic and international net operating loss (NOL) carryforwards of $523.1, resulting in an NOL deferred tax asset of $88.4. Of these NOL carryforwards, $333.8 expire at various times between 2017 and 2037 and $189.3 does not expire. At December 31, 2016, the Company had a domestic foreign tax credit carryforward resulting in a deferred tax asset of $46.5 that will expire between 2020 and 2026 and a general business credit carryforward resulting in a deferred tax asset of $5.6 that will expire between 2034 and 2037.

The Company recorded a valuation allowance to reflect the estimated amount of certain foreign and state deferred tax assets that, more likely than not, will not be realized. The net change in total valuation allowance for the years ended December 31, 2016 and 2015 was an increase of $23.9 and a decrease of $24.1, respectively. The 2016 valuation allowance increase is currency driven relating mostly to the strengthening of the Brazil real compared to the previous year. In addition, $9.1 of the valuation allowance increase relates to the Acquisition.

For the years ended December 31, 2016 and 2015, provisions were made for foreign withholding taxes and estimated U.S. income taxes, less available tax credits, which may be incurred upon the remittance of certain undistributed earnings in foreign subsidiaries and foreign unconsolidated affiliates. Provisions have not been made for income taxes on $523.3 of undistributed earnings at December 31, 2016 in foreign subsidiaries and corporate joint ventures that are deemed permanently reinvested. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, depends on certain circumstances existing if and when remittance occurs. A deferred tax liability will be recognized if and when the Company no longer plans to permanently reinvest these undistributed earnings.

NOTE 8: INVESTMENTS

The Company’s investments, primarily in Brazil, consist of certificates of deposit that are classified as available-for-sale and stated at fair value based upon quoted market prices. Unrealized gains and losses are recorded in AOCI. Realized gains and losses are recognized in interest income and are determined using the specific identification method. There were no realized gains from the sale of securities or proceeds from the sale of available-for-sale securities for the years ended December 31, 2016 and 2015.

The Company has strategic alliances that are not consolidated. The Company tests these strategic alliances annually, individually and in aggregate, to determine materiality. The Company owns 40.0 percent of Inspur JV or Inspur Financial Technology Service Co., Ltd (Inspur) and 43.6 percent of Aisino-Wincor Retail & Banking Systems (Shanghai) Co.,Ltd; (Aisino). The Company engages in transactions in the ordinary course of business. The Company's strategic alliances were determined to be immaterial to the Company and were accounted for under the equity method of investments.

The Company has deferred compensation plans that enable certain employees to defer receipt of a portion of their cash, 401(k) or share-based compensation and non-employee directors to defer receipt of director fees at the participants’ discretion. For deferred cash-based compensation, the Company established rabbi trusts (refer to note 15), which are recorded at fair value of the underlying securities within securities and other investments. The related deferred compensation liability is recorded at fair value within other long-term liabilities. Realized and unrealized gains and losses on marketable securities in the rabbi trusts are recognized in interest income.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

The Company’s investments, respectively, consist of the following:

	Cost Basis	Unrealized Gain	Fair Value
As of December 31, 2016
Short-term investments
Certificates of deposit	$64.1	$—	$64.1
Long-term investments
Assets held in a rabbi trust	$7.9	$0.6	$8.5

As of December 31, 2015
Short-term investments
Certificates of deposit	$39.9	$—	$39.9
Long-term investments:
Assets held in a rabbi trust	$9.3	$—	$9.3

Securities and other investments also includes a cash surrender value of insurance contracts of $77.8 and $75.9 as of December 31, 2016 and 2015, respectively. In addition, it includes an interest rate swap asset carrying value of $8.4 as of December 31, 2016, which also represents fair value (refer to note 19).

NOTE 9: FINANCE LEASE RECEIVABLES

The Company provides financing arrangements to customers purchasing its products. These financing arrangements are largely classified and accounted for as sales-type leases.

The following table presents finance lease receivables sold by the Company for the years ended December 31:

	2016	2015	2014
Finance lease receivables sold	$7.4	$10.6	$22.0

The following table presents the components of finance lease receivables as of December 31:

	2016	2015
Gross minimum lease receivable	$63.3	$76.0
Allowance for credit losses	(0.3)	(0.5)
Estimated unguaranteed residual values	3.7	5.2
	66.7	80.7
Less:
Unearned interest income	(2.9)	(4.4)
Unearned residuals	(0.1)	(1.4)
	(3.0)	(5.8)
Total	$63.7	$74.9

Future minimum payments due from customers under finance lease receivables as of December 31, 2016 are as follows:

2017	$39.5
2018	8.9
2019	6.1
2020	4.1
2021	2.4
Thereafter	2.3
$63.3

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

NOTE 10: ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the Company’s allowance for credit losses and amount of financing receivables evaluated for impairment:

	Finance Leases	Notes Receivable	Total
Allowance for credit losses
Balance at January 1, 2015	$0.4	$4.1	$4.5
Provision for credit losses	0.2	—	0.2
Write-offs	(0.1)	—	(0.1)
Balance at December 31, 2015	$0.5	$4.1	$4.6
Write-offs	(0.2)	—	(0.2)
Balance at December 31, 2016	$0.3	$4.1	$4.4

The Company's allowance of $4.4 and $4.6 for the years ended December 31, 2016 and 2015, respectively, all resulted from individual impairment evaluation. As of December 31, 2016, finance leases and notes receivables individually evaluated for impairment were $62.2 and $20.7, respectively, of which $22.8 and $11.7, respectively, relates to the Acquisition, were assessed with no provision recorded. As of December 31, 2015, finance leases and notes receivables individually evaluated for impairment were $75.3 and $22.5, respectively. As of December 31, 2016 and 2015, the Company’s financing receivables in LA were $30.3 and $58.8, respectively. The decrease is related primarily to the strengthening U.S. dollar compared to the Brazil real and recurring customer payments for financing arrangements in LA.

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

As of December 31, 2016 and 2015, the recorded investment in past-due financing receivables on nonaccrual status was $0.4 and $0.7, respectively, and there was no recorded investment in finance receivables past due 90 days or more and still accruing interest. The recorded investment in impaired notes receivable was $4.1 as of December 31, 2016 and 2015 and was fully reserved.

The following table summarizes the Company’s aging of past-due notes receivable balances:

	December 31,
	2016	2015
30-59 days past due	$0.1	$0.1
60-89 days past due	—	—
> 89 days past due	3.9	3.0
Total past due	$4.0	$3.1

NOTE 11: INVENTORIES

The following table summarizes the major classes of inventories as of December 31:

	2016	2015
Finished goods	$330.5	$145.8
Service parts	235.2	155.7
Raw materials and work in process	172.0	67.8
Total inventories	$737.7	$369.3

Certain inventory items of $19.7 were reclassified as of December 31, 2015 from service parts to raw materials and work in process to conform with the current presentation. The increase in inventory from December 31, 2015 is primarily related to the Acquisition.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

NOTE 12: PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment, at cost less accumulated depreciation and amortization as of December 31:

	Estimated Useful Life (years)	2016	2015
Land and land improvements	0-15	$16.9	$6.1
Buildings and building improvements	15-30	129.8	57.7
Machinery, tools and equipment	5-12	121.0	83.5
Leasehold improvements (1)	10	29.4	22.1
Computer equipment	3	133.8	58.4
Computer software	5-10	224.7	188.4
Furniture and fixtures	5-8	75.0	62.0
Tooling	3-5	123.1	104.5
Construction in progress		10.3	26.3
Total property plant and equipment, at cost		$864.0	$609.0
Less accumulated depreciation and amortization		477.0	433.7
Total property plant and equipment, net		$387.0	$175.3

(1)	The estimated useful life for leasehold improvements is the lesser of 10 years or the term of the lease.

During 2016, 2015 and 2014, depreciation expense, computed on a straight-line basis over the estimated useful lives of the related assets, was $61.8, $40.7 and $48.2, respectively.

NOTE 13: GOODWILL AND OTHER ASSETS

The changes in carrying amounts of goodwill within the Company’s segments are summarized as follows:

	NA	AP	EMEA	LA	Unallocated	Total
Goodwill	$76.4	$40.0	$168.7	$143.7	—	$428.8
Accumulated impairment losses	(13.2)	—	(168.7)	(108.8)	—	(290.7)
Balance at January 1, 2015	63.2	40.0	—	34.9	—	138.1
Goodwill acquired	39.7	—	—	—	—	39.7
Currency translation adjustment	(3.4)	(2.4)	—	(10.5)	—	(16.3)
Goodwill	112.7	37.6	168.7	133.2	—	452.2
Accumulated impairment losses	(13.2)	—	(168.7)	(108.8)	—	(290.7)
Balance at December 31, 2015	99.5	37.6	—	24.4	—	161.5
Goodwill acquired	—	—	—	—	882.6	882.6
Goodwill adjustment	(0.5)	—	—	—	—	(0.5)
Currency translation adjustment	1.8	(0.4)	—	4.2	(50.9)	(45.3)
Goodwill	114.0	37.2	168.7	137.4	831.7	1,289.0
Accumulated impairment losses	(13.2)	—	(168.7)	(108.8)	—	(290.7)
Balance at December 31, 2016	$100.8	$37.2	$—	$28.6	$831.7	$998.3

Goodwill. In the fourth quarter of 2016, goodwill was reviewed for impairment based on a two-step test, which resulted in no impairment in any of the Company's reporting units. Management determined that the LA and AP reporting units had excess fair value of approximately $65.8 or 18.3 percent and approximately $56.1 or 21.5 percent, respectively, when compared to their carrying amounts. The Domestic and Canada reporting unit, included in the NA reportable segment, had excess fair value greater than 100.0 percent when compared to its carrying amount.

In August 2016, the Company acquired Diebold Nixdorf AG. The unallocated portion of acquired goodwill as of December 31, 2016 of $831.7 is attributable to Diebold Nixdorf AG. In connection with the business combination agreement related to the

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Acquisition, the Company announced the realignment of its lines of business to drive greater efficiency and further improve customer service. The Company began evaluating and assessing the line of business reporting structure and its impact on the allocation of the Diebold Nixdorf AG acquired goodwill among the reporting units. The Company does not anticipate the assessment to be completed until the first quarter of 2017. Beginning with the first quarter of 2017, the Company anticipates allocating goodwill to its reporting units based on the conclusion of the assessment on the following lines of business: Software, Systems, and Services.

The acquired Diebold Nixdorf AG goodwill is primarily the result of anticipated synergies achieved through increased scale, a streamlined portfolio of products and solutions, higher utilization of the service organization, workforce rationalization in overlapping regions and shared back office resources. The Company also expects that, after completion of the Acquisition and integration, it will generate strong free cash flow, which would be used to make investments in innovative software and solutions and reduce debt.

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

During the fourth quarter of 2016, the Company recorded a $9.8 impairment charge related to redundant legacy Diebold internally-developed software and an indefinite-lived trade name in NA as a result of the Acquisition.

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

The following summarizes information on intangible assets by major category:

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internally-developed software	$151.0	$(53.2)	$97.8	$92.4	$(48.5)	$43.9
Development costs non-software	48.4	(9.7)	38.7	1.1	(0.6)	0.5
Customer relationships	621.7	(25.4)	596.3	1.8	(0.3)	1.5
Other intangibles	85.3	(45.2)	40.1	58.9	(37.3)	21.6
Total	$906.4	$(133.5)	$772.9	$154.2	$(86.7)	$67.5

Amortization expense on capitalized software of $24.4, $14.5 and $18.3 was included in product cost of sales for 2016, 2015 and 2014, respectively.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

NOTE 14: DEBT

Outstanding debt balances were as follows:

	December 31,
	2016	2015
Notes payable – current
Uncommitted lines of credit	$9.4	$19.2
Term Loan A Facility	17.3	11.5
Term Loan B Facility - USD	10.0	—
Term Loan B Facility - Euro	3.7	—
European Investment Bank	63.1	—
Other	3.4	1.3
	$106.9	$32.0
Long-term debt
Revolving credit facility	$—	$168.0
Term Loan A Facility	201.3	218.5
Term Loan B Facility - USD	787.5	—
Term Loan B Facility - Euro	363.5	—
2024 Senior Notes	400.0	—
2006 Senior Notes	—	225.0
Other	0.8	1.6
	1,753.1	613.1
Long-term deferred financing fees	(61.7)	(6.9)
	$1,691.4	$606.2

As of December 31, 2016, the Company had various short-term uncommitted lines of credit with borrowing limits of $208.0. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of December 31, 2016 and 2015 was 9.87 percent and 5.66 percent, respectively. The increase in the weighted-average interest rate is attributable to the change in mix of borrowings of foreign entities. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at December 31, 2016 was $198.6.

The cash flows related to debt borrowings and repayments were as follows:

	December 31,
	2016	2015
Revolving debt borrowings (repayments), net	$(178.0)	$155.8

Proceeds from Term Loan B Facility ($1,000.0) under the Credit Agreement	$990.0	$—
Proceeds from Term Loan B Facility (€350.0) under the Credit Agreement	398.1	—
Proceeds from 2024 Senior Notes	393.0	—
International short-term uncommitted lines of credit borrowings	56.6	135.8
Other debt borrowings	$1,837.7	$135.8

Payments on 2006 Senior Notes	$(225.0)	$(9.9)
Payments on Term Loan A Facility under the Credit Agreement	(11.5)	(2.9)
Payments on Term Loan B Facility - USD under the Credit Agreement	(202.5)	—
Payments on Term Loan B Facility - Euro under the Credit Agreement	(0.9)	—
International short-term uncommitted lines of credit and other repayments	(222.6)	(155.9)
Other debt repayments	$(662.5)	$(168.7)

The Company entered into a revolving and term loan credit agreement (the Credit Agreement), dated as of November 23, 2015, among the Company and certain of the Company's subsidiaries, as borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders named therein. The Credit Agreement included, among other things, mechanics for the Company’s existing

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

revolving and term loan A facilities to be refinanced under the Credit Agreement. On December 23, 2015, the Company entered into a Replacement Facilities Effective Date Amendment, which amended the Credit Agreement, among the Company, certain of the Company’s subsidiaries, the lenders identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to which the Company refinanced its $520.0 revolving and $230.0 term loan A senior unsecured credit facilities (which have been terminated and repaid in full) with, respectively, a new unsecured revolving facility (the Revolving Facility) in an amount of up to $520.0 and a new (non-delayed draw) unsecured term loan A facility (the Term Loan A Facility) on substantially the same terms as the Delayed Draw Term Facility (as defined in the Credit Agreement) in the amount of up to $230.0. The Delayed Draw Term Facility of $250.0 may be drawn up to one year after the closing date of the Acquisition. The Revolving Facility and Term Loan A Facility are subject to the same maximum consolidated net leverage ratio and minimum consolidated interest coverage ratio as the Delayed Draw Term Facility. On December 23, 2020, the Term Loan A Facility will mature and the Revolving Facility will automatically terminate. The weighted-average interest rate on outstanding revolving credit facility borrowings as of December 31, 2016 and December 31, 2015 was 2.56 percent and 2.33 percent, respectively, which is variable based on the LIBOR. The amount available under the revolving credit facility as of December 31, 2016 was $520.0.

On April 19, 2016, the Company issued $400.0 aggregate principal amount of 2024 Senior Notes in an offering, which were registered with the SEC in October 2016 in connection with the Acquisition. The 2024 Senior Notes are and will be guaranteed by certain of the Company’s existing and future domestic subsidiaries.

Also in April 2016, allocation and pricing of the Term Loan B Facility provided under the Credit Agreement (which the Term Loan B Facility was used to provide part of the financing for the Acquisition) was completed. The Term Loan B Facility consists of a $1,000.0 U.S. dollar-denominated tranche that bears interest at LIBOR plus an applicable margin of 4.50 percent (or, at the Company’s option, prime plus an applicable margin of 3.50 percent), and a €350.0 euro-denominated tranche that will bear interest at the EURIBOR plus an applicable margin of 4.25 percent. Each tranche was funded during the second quarter of 2016 at 99 percent of par.

On May 6 and August 16, 2016, the Company entered into the Second and Third Amendments to the Credit Agreement, which re-denominated a portion of the Term Loan B Facility into euros and guaranteed the prompt and complete payment and performance of the obligations when due under the Credit Agreement. On February 14, 2017, the Company entered into the Fourth Amendment to the Credit Agreement which released certain restrictions on the Delayed Draw Term Loan A effective immediately.

The Credit Agreement financial ratios at December 31, 2016 are as follows:

•
a maximum total net debt to adjusted EBITDA leverage ratio of 4.50 as of December 31, 2016 (reducing to 4.25 on December 31, 2017, further reduced to 4.00 on December 31, 2018, and further reduced to 3.75 on June 30, 2019); and

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Mandatory prepayments are required if the outstanding revolving loans or facility letters of credit exceed the aggregate revolving credit commitments, including due to currency fluctuations if difference is greater than 105 percent, the excess loans must be repaid or facility letters of credit must be cash collateralized. Voluntary prepayments require one business day notice for floating rate loans in $1.0 or multiples thereof and three business days for euro currency rate loans in $5.0 or $1.0 multiples thereof. There is a prepayment premium with respect to the Term B Facility only. Until May 6, 2017, if there is a repricing event, where the Term B Facility is refinanced or amended to reduce the yield, there is a prepayment premium of 1.00 percent refinanced or amended. Other mandatory prepayments include incurrence of new debt outside what is allowed in the Credit Agreement, sale of certain assets beyond a de-minimis exception amount and depending on the net debt leverage, a percentage of "Excess Cash Flows" as defined in the Credit Agreement beginning with 2017 cash flows.

The Company incurred $39.2 and $6.0 of fees in the years ended December 31, 2016 and 2015, respectively, related to the Credit Agreement and 2024 Senior Notes, which are amortized as a component of interest expense over the terms.

Below is a summary of financing and replacement facilities information:

Financing and Replacement Facilities	Interest Rate Index and Margin	Maturity/Termination Dates	Term (Years)
Credit Agreement facilities
Revolving Facility	LIBOR + 1.75%	December 2020	5
Term Loan A Facility	LIBOR + 1.75%	December 2020	5
Delayed Draw Term Loan A	LIBOR + 1.75%	December 2020	5
Term Loan B Facility ($1,000.0)	LIBOR(i) + 4.50%	November 2023	7.5
Term Loan B Facility (€350.0)	EURIBOR(ii) + 4.25%	November 2023	7.5
2024 Senior Notes	8.5%	April 2024	8

(i)	LIBOR with a floor of 0.75 percent.

(ii)	EURIBOR with a floor of 0.75 percent.

The debt facilities under the Credit Agreement are secured by substantially all assets of the Company and its domestic subsidiaries that are borrowers or guarantors under the Credit Agreement, subject to certain exceptions and permitted liens.

In March 2006, the Company issued the 2006 Senior Notes in an aggregate principal amount of $300.0. The Company funded the repayment of $75.0 aggregate principal amount of the 2006 Senior Notes at maturity in March 2013 using borrowings under its revolving credit facility and the repayment of $175.0 aggregate principal amount of the 2006 Senior Notes that matured in March 2016 through the use of proceeds from the divestiture of the Company's NA electronic security business. Prepayment of the remaining $50.0 aggregate principal amount of the 2006 Senior Notes were paid in full on May 2, 2016. The prepayment included a make-whole premium of $3.9, which was paid in addition to the principal and interest of the 2006 Senior Notes and is included in interest expense for the year ended December 31, 2016.

Maturities of long-term debt as of December 31, 2016 are as follows:

Maturities of Long-Term Debt
2017	$—
2018	37.6
2019	42.4
2020	163.2
Thereafter	1,509.9
$1,753.1

Interest expense on the Company’s debt instruments for the years ended December 31, 2016, 2015 and 2014 was $85.7, $23.4 and $22.4, respectively.

The Company’s financing agreements contain various restrictive financial covenants, including net debt to capitalization, net debt to EBITDA and net interest coverage ratios. As of December 31, 2016, the Company was in compliance with the financial and other covenants in its debt agreements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

NOTE 15: BENEFIT PLANS

Qualified Retirement Benefits. The Company has qualified retirement plans covering certain U.S. employees that have been closed to new participants since 2003 and frozen since December 2013. Plans that cover salaried employees provide retirement benefits based on the employee’s compensation during the ten years before the date of the plan freeze or the date of their actual separation from service, if earlier. The Company’s funding policy for salaried plans is to contribute annually based on actuarial projections and applicable regulations. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. The Company’s funding policy for hourly plans is to make at least the minimum annual contributions required by applicable regulations.

In connection with the Acquisition, the Company acquired $625.1 of additional obligations and $524.2 of assets related to postemployment benefit plans for certain groups of employees at the Company’s new operations outside of the U.S. Plans vary depending on the legal, economic, and tax environments of the respective country. For financially significant defined benefit plans, accruals for pensions and similar commitments have been included in the results for this year. The new significant defined benefit plans are mainly arranged for employees in Germany, the Netherlands and in Switzerland:

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

•
In the Netherlands, there is an average career salary plan, which is employer- and employee-financed and handled by an external fund. Insured events are disability, death and reaching of retirement age. In the Netherlands, the plan assets are currently invested in a company pension fund. During the fourth quarter of 2016, the Company recognized a curtailment gain of $4.6 related to its Netherlands' SecurCash B.V. plan due to a restructuring and cessation of accruals in the plan as of December 31, 2016. A transfer to an industry-wide pension fund is planned for the next fiscal year.

Other financially significant defined benefit plans exist in the U.K., Belgium and France.

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

Other Benefits. In addition to providing retirement benefits, the Company provides post-retirement healthcare and life insurance benefits (referred to as other benefits) for certain retired employees. Retired eligible employees in the U.S. may be entitled to these benefits based upon years of service with the Company, age at retirement and collective bargaining agreements. There are no plan assets and the Company funds the benefits as the claims are paid. The post-retirement benefit obligation was determined by application of the terms of medical and life insurance plans together with relevant actuarial assumptions and healthcare cost trend rates.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

The following tables set forth the change in benefit obligation, change in plan assets, funded status, consolidated balance sheet presentation and net periodic benefit cost for the Company’s defined benefit pension plans and other benefits at and for the years ended December 31:

	Retirement Benefits		Other Benefits
	2016	2015	2016	2015
Change in benefit obligation
Benefit obligation at beginning of year	$546.4	$578.0	$12.7	$14.5
Service cost	9.0	3.7	—	—
Interest cost	27.4	23.8	0.5	0.6
Actuarial (gain) loss	(33.0)	(29.6)	(1.3)	(1.4)
Plan participant contributions	0.9	—	—	0.1
Medicare retiree drug subsidy reimbursements	—	—	—	0.2
Benefits paid	(35.1)	(29.3)	(1.1)	(1.3)
Curtailment	(4.6)	—	—	—
Foreign currency impact	(34.7)	(0.2)	—	—
Acquired benefit plans	625.1	—	—	—
Benefit obligation at end of year	1,101.4	546.4	10.8	12.7
Change in plan assets
Fair value of plan assets at beginning of year	347.9	364.2	—	—
Actual return on plan assets	18.1	(0.6)	—	—
Employer contributions	8.7	13.6	1.1	1.2
Plan participant contributions	0.9	—	—	0.1
Benefits paid	(35.1)	(29.3)	(1.1)	(1.3)
Foreign currency impact	(30.1)	—	—	—
Acquired benefit plans	524.2	—	—	—
Fair value of plan assets at end of year	834.6	347.9	—	—
Funded status	$(266.8)	$(198.5)	$(10.8)	$(12.7)
Amounts recognized in balance sheets
Noncurrent assets	$15.7	$—	$—	$—
Current liabilities	6.8	3.5	1.1	1.2
Noncurrent liabilities (1)	275.7	195.0	9.7	11.3
Accumulated other comprehensive loss:
Unrecognized net actuarial loss (2)	(142.3)	(167.5)	(1.1)	(2.5)
Unrecognized prior service benefit (cost) (2)	(0.1)	(0.1)	—	0.1
Net amount recognized	$124.4	$30.9	$9.7	$10.1
Change in accumulated other comprehensive loss
Balance at beginning of year	$(167.6)	$(176.2)	$(2.6)	$(4.1)
Prior service credit recognized during the year	—	—	—	(0.2)
Net actuarial losses recognized during the year	5.6	6.6	0.2	0.3
Net actuarial gains (losses) occurring during the year	25.5	2.0	1.3	1.4
Net actuarial gains (losses) recognized due to curtailment	(4.8)	—	—	—
Foreign currency impact	(1.1)	—	—	—
Balance at end of year	$(142.4)	$(167.6)	$(1.1)	$(2.6)

(1)	Included in the consolidated balance sheets in pensions and other benefits and other post-retirement benefits are international plans.

(2)	Represents amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

	Retirement Benefits			Other Benefits
	2016	2015	2014	2016	2015	2014
Components of net periodic benefit cost
Service cost	$9.0	$3.7	$2.9	$—	$—	$—
Interest cost	27.4	23.8	23.0	0.5	0.6	0.6
Expected return on plan assets	(30.5)	(27.0)	(25.8)	—	—	—
Amortization of prior service cost (1)	—	—	(0.2)	—	(0.2)	(0.2)
Recognized net actuarial loss	5.5	6.6	3.0	0.2	0.3	0.2
Curtailment gain	(4.6)	—	—	—	—	—
Net periodic benefit cost	$6.8	$7.1	$2.9	$0.7	$0.7	$0.6

(1)
The annual amortization of prior service cost is determined as the increase in projected benefit obligation due to the plan change divided by the average remaining service period of participating employees expected to receive benefits under the plan.

The following table represents information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31:

	2016	2015
Projected benefit obligation	$1,101.4	$546.4
Accumulated benefit obligation	$1,092.7	$546.1
Fair value of plan assets	$834.6	$347.9

The following table represents the weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Discount rate	2.94%	4.62%	4.62%	4.62%
Rate of compensation increase	2.52%	N/A	N/A	N/A

The following table represents the weighted-average assumptions used to determine periodic benefit cost at December 31:

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Discount rate	2.77%	4.21%	4.62%	4.21%
Expected long-term return on plan assets	4.19%	7.75%	N/A	N/A
Rate of compensation increase	2.49%	N/A	N/A	N/A

The discount rate is determined by analyzing the average return of high-quality (i.e., AA-rated) fixed-income investments and the year-over-year comparison of certain widely used benchmark indices as of the measurement date. The expected long-term rate of return on plan assets is primarily determined using the plan’s current asset allocation and its expected rates of return. The Company also considers information provided by its investment consultant, a survey of other companies using a December 31 measurement date and the Company’s historical asset performance in determining the expected long-term rate of return. The rate of compensation increase assumptions reflects the Company’s long-term actual experience and future and near-term outlook.

During 2016, the Society of Actuaries released a series of updated mortality tables resulting from recent studies measuring mortality rates for various groups of individuals. As of December 31, 2016, the Company adopted for the pension plan in the U.S. the use of the RP-2014 base mortality table modified to remove the post-2006 projections using the MP-2014 mortality improvement scale and replacing it with projections using the fully generational MP-2016 projection scale. For the plans outside the U.S., the mortality tables used are those either required or customary for local accounting and/or funding purposes.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

The following table represents assumed healthcare cost trend rates at December 31:

	2016	2015
Healthcare cost trend rate assumed for next year	7.0%	7.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that rate reaches ultimate trend rate	2025	2020

The healthcare trend rates for the postemployment benefits plans in the U.S. are reviewed based upon the results of actual claims experience. The Company used initial healthcare cost trends of 7.0 percent in both 2016 and 2015 . While the ultimate trend rate was 5.0 percent in both years, the period of time to reach the ultimate was extended from 2015 to 2016. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans.

A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on total of service and interest cost	$—	$—
Effect on post-retirement benefit obligation	$0.7	$(0.6)

The Company has a pension investment policy in the U.S. designed to achieve an adequate funded status based on expected benefit payouts and to establish an asset allocation that will meet or exceed the return assumption while maintaining a prudent level of risk. The plans' target asset allocation adjusts based on the plan's funded status. As the funded status improves or declines, the debt security target allocation will increase and decrease, respectively. The Company utilizes the services of an outside consultant in performing asset / liability modeling, setting appropriate asset allocation targets along with selecting and monitoring professional investment managers.

The U.S. plan assets are invested in equity and fixed income securities, alternative assets and cash. Within the equities asset class, the investment policy provides for investments in a broad range of publicly-traded securities including both domestic and international stocks diversified by value, growth and cap size. Within the fixed income asset class, the investment policy provides for investments in a broad range of publicly-traded debt securities with a substantial portion allocated to a long duration strategy in order to partially offset interest rate risk relative to the plans’ liabilities. The alternative asset class includes investments in diversified strategies with a stable and proven track record and low correlation to the U.S. stock market. Several plans outside of the U.S. are also invested in various assets, under various investment policies in compliance with local funding regulations.

In connection with the Acquisition, the Company also acquired plan assets that had been created in June 2006 as part of a Contractual Trust Arrangement (CTA), under which company assets have been irrevocably transferred to a registered association (Wincor Nixdorf Pension Trust e. V.) for the exclusive purpose of securing and funding pension and other postemployment benefits obligations to employees in Belgium, Germany, France and Switzerland. The association is investing in current and non-current assets, using a funding strategy that is reviewed on a regular basis by analyzing asset development as well as the current situation of the financial market.

The following table summarizes the Company’s target mix for these asset classes in 2017, which are readjusted at least quarterly within a defined range for the U.S., and the Company’s actual pension plan asset allocation as of December 31, 2016 and 2015:

	Target Allocation	Actual Allocation
	2017	2016	2015
Equity securities	45%	45%	45%
Debt securities	40%	41%	39%
Real estate	5%	5%	6%
Other	10%	9%	10%
Total	100%	100%	100%

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
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

The following table summarizes the fair value of the Company’s plan assets as of December 31, 2016:

	Fair Value	Level 1	Level 2	Level 3
Cash and other	$95.7	$95.7	$—	$—
Mutual funds	89.8	89.8	—	—
Equity securities
U.S. mid cap value	0.1	0.1	—	—
U.S. small cap core	16.9	16.9	—	—
International developed markets	46.1	46.1	—	—
Fixed income securities
U.S. corporate bonds	44.8	—	44.8	—
International corporate bonds	77.3	—	77.3	—
U.S. government	7.7	—	7.7	—
Other fixed income	6.9	—	6.9	—
Emerging markets	16.5	—	16.5	—
Common collective trusts
Real estate (a)	22.4	—	4.3	18.1
Other (b)	148.4	—	148.4	—
Alternative investments
Multi-strategy hedge funds (c)	20.4	—	2.1	18.3
Private equity funds (d)	11.7	—	—	11.7
Other alternative investments (e)	229.9	—	—	229.9
Fair value of plan assets at end of year	$834.6	$248.6	$308.0	$278.0

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
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

(a)
Real estate common collective trust. The objective of the real estate common collective trust (CCT) is to achieve long-term returns through investments in a broadly diversified portfolio of improved properties with stabilized occupancies. As of December 31, 2016, investments in this CCT included approximately 39 percent office, 20 percent residential, 25 percent retail and 16 percent industrial, cash and other. As of December 31, 2015, investments in this CCT included approximately 48 percent office, 20 percent residential, 24 percent retail and 8 percent industrial, cash and other. Investments in the real estate CCT can be redeemed once per quarter subject to available cash, with a 45-day notice.

(b)
Other common collective trusts. At December 31, 2016, approximately 60 percent of the other CCTs are invested in fixed income securities including approximately 22 percent in mortgage-backed securities, 58 percent in corporate bonds and 20 percent in U.S. Treasury and other. Approximately 40 percent of the other CCTs at December 31, 2016 are invested in Russell 1000 Fund large cap index funds. At December 31, 2015, approximately 59 percent of the other CCTs are invested in fixed-income securities including approximately 25 percent in mortgage-backed securities, 45 percent in corporate bonds and 30 percent in U.S. Treasury and other. Approximately 41 percent of the other CCTs at December 31, 2015 are invested in Russell 1000 Fund large cap index funds. Investments in fixed-income securities can be redeemed daily.

(c)
Multi-strategy hedge funds. The objective of the multi-strategy hedge funds is to diversify risks and reduce volatility. At December 31, 2016 and 2015, investments in this class include approximately 43 percent and 53 percent long/short equity, respectively, 50 percent and 40 percent arbitrage and event investments, respectively, and 7 percent and 7 percent in directional trading, fixed income and other, respectively. Investments in the multi-strategy hedge fund can be redeemed semi-annually with a 95-day notice.

(d)
Private equity funds. The objective of the private equity funds is to achieve long-term returns through investments in a diversified portfolio of private equity limited partnerships that offer a variety of investment strategies, targeting low volatility and low correlation to traditional asset classes. As of December 31, 2016 and 2015, investments in these private equity funds include approximately 43 percent and 50 percent, respectively, in buyout private equity funds that usually invest in mature companies with established business plans, approximately 26 percent and 25 percent, respectively, in special situations private equity and debt funds that focus on niche investment strategies and approximately 31 percent and 25 percent respectively, in venture private equity funds that invest in early development or expansion of business. Investments in the private equity fund can be redeemed only with written consent from the general partner, which may or may not be granted. At December 31, 2016 and 2015, the Company had unfunded commitments of underlying funds of $5.5 in both years.

(e)
Other alternative investments. Following the Acquisition, the Company’s plan assets were expanded with a combination of insurance contracts, multi-strategy investment funds and company-owned real estate. The fair value for these assets is determined based on the NAV as reported by the underlying investment manager, insurance companies and the trustees of the German Contractual Trust Agreement (CTA).

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

The following table summarizes the changes in fair value of level 3 assets for the years ended December 31:

	2016	2015
Balance, January 1	$53.3	$54.1
Dispositions	(8.3)	(6.1)
Realized and unrealized gain, net	2.5	5.3
Acquisition	230.5	—
Balance, December 31	$278.0	$53.3

The following table represents the amortization amounts expected to be recognized during 2017:

	Pension Benefits	Other Benefits
Amount of net prior service credit	$—	$—
Amount of net loss	$5.6	$0.1

The Company contributed $8.7 to its retirement plans, including contributions to the nonqualified plan, and $1.1 to its other post-retirement benefit plan during the year ended December 31, 2016. The Company expects to contribute $1.2 to its other post-retirement benefit plan and expects to contribute approximately $26.7 to its retirement plans, including the nonqualified plan, during the year ending December 31, 2017. The following benefit payments, which reflect expected future service, are expected to be paid:

	Pension Benefits	Other Benefits	Other Benefits after Medicare Part D Subsidy
2017	$52.0	$1.2	$1.0
2018	$52.8	$1.1	$1.0
2019	$53.9	$1.1	$1.0
2020	$53.9	$1.0	$0.9
2021	$53.8	$1.0	$0.9
2022-2026	$276.5	$4.2	$3.8

Retirement Savings Plan. The Company offers employee 401(k) savings plans (Savings Plans) to encourage eligible employees to save on a regular basis by payroll deductions. Effective July 1, 2003, a new enhanced benefit to the Savings Plans was effective in lieu of participation in the pension plan for salaried employees. The Company's basic match is 60 percent of the first 6 percent of a participant's qualified contributions, subject to IRS limits.

The Company match is determined by the Board of Directors and evaluated at least annually. Total Company match was $8.3, $9.5 and $8.7 for the years ended December 31, 2016, 2015 and 2014, respectively.

Deferred Compensation Plans. The Company has deferred compensation plans in the U.S. and Germany that enable certain employees to defer a portion of their cash wages, cash bonus, 401(k) or other compensation and non-employee directors to defer receipt of director fees at the participants’ discretion. For deferred cash-based compensation and 401(k), the Company established rabbi trusts in the U.S. which are recorded at fair value of the underlying securities within securities and other investments. The related deferred compensation liabilities are recorded at fair value within other long-term liabilities. Realized and unrealized gains and losses on marketable securities in the rabbi trusts are recognized in interest income with corresponding changes in the Company’s deferred compensation obligation recorded as compensation cost within selling and administrative expense.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

NOTE 16: LEASES

The Company’s future minimum lease payments due under non-cancellable operating leases for real estate, vehicles and other equipment at December 31, 2016 are as follows:

	Total	Real Estate	Vehicles and Equipment (a)
2017	$88.6	$55.7	$32.9
2018	55.5	37.0	18.5
2019	35.9	26.7	9.2
2020	19.3	17.0	2.3
2021	15.3	13.6	1.7
Thereafter	15.6	15.6	—
	$230.2	$165.6	$64.6

(a)
The Company leases vehicles with contractual terms of 36 to 60 months that are cancellable after 12 months without penalty. Future minimum lease payments reflect only the minimum payments during the initial 12-month non-cancellable term.

Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rental expense under all lease agreements amounted to $84.3, $67.7 and $72.2 for the years ended December 31, 2016, 2015 and 2014, respectively.

NOTE 17: GUARANTEES AND PRODUCT WARRANTIES

The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, customers, regulatory agencies and insurance providers. If the Company is not able to make payment, the suppliers, customers, regulatory agencies and insurance providers may draw on the pertinent bank. At December 31, 2016, the maximum future contractual obligations relative to these various guarantees totaled $183.3, of which $28.0 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2015, the maximum future payment obligations relative to these various guarantees totaled $89.9, of which $30.0 represented standby letters of credit to insurance providers, and no associated liability was recorded.

The Company provides its customers a standard manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts.

Changes in the Company’s warranty liability balance are illustrated in the following table:

	2016	2015
Balance at January 1	$73.6	$113.3
Current period accruals	51.2	35.7
Current period settlements	(73.5)	(49.1)
Acquired warranty accruals	43.8	—
Currency translation	4.3	(26.3)
Balance at December 31	$99.4	$73.6

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

NOTE 18: COMMITMENTS AND CONTINGENCIES

Contractual Obligation

At December 31, 2016, the Company had purchase commitments due within one year totaling $16.3 for materials through contract manufacturing agreements at negotiated prices. The amounts purchased under these obligations totaled $20.9 in 2016.

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

At December 31, 2016, the Company was a party to several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the consolidated financial statements would not be materially affected by the outcome of these indirect tax claims and/or proceedings or asserted claims.

In addition to these routine indirect tax matters, the Company was a party to the proceedings described below:

In August 2012, one of the Company's Brazil subsidiaries was notified of a tax assessment of approximately R$270.0, including penalties and interest, regarding certain Brazil federal indirect taxes (Industrialized Products Tax, Import Tax, Programa de Integração Social and Contribution to Social Security Financing) for 2008 and 2009. The assessment alleges improper importation of certain components into Brazil's free trade zone that would nullify certain indirect tax incentives. In September 2012, the Company filed its administrative defenses with the tax authorities.

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

The Company has challenged customs rulings in Thailand seeking to retroactively collect customs duties on previous imports of ATMs. Management believes that the customs authority’s attempt to retroactively assess customs duties is in contravention of World Trade Organization agreements and, accordingly, is challenging the rulings. In the third quarter of 2015, the Company received a prospective ruling from the U.S. Customs Border Protection which is consistent with the Company's interpretation of the treaty in question. The Company has submitted that ruling for consideration in its ongoing dispute with Thailand. In August 2016, the tax court of appeals rendered a decision in favor of the Company related to approximately half of the assessments at issue. The remaining matters are currently in various stages of the appeals process and management continues to believe that the Company has a valid legal position in these appeals. Accordingly, the Company has not accrued any amount for this contingency; however, the Company cannot provide any assurance that it will not ultimately be subject to retroactive assessments.

At December 31, 2016 and 2015, the Company had an accrual related to the Brazil indirect tax matter disclosed above of $7.3 and $7.5, respectively. The movement between periods primarily relates to the currency fluctuation in the Brazil real.

A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated accrual. The Company estimated the aggregate risk at December 31, 2016 to be up to approximately $172.9 for its material indirect tax matters, of which approximately $125.9 and $24.0, respectively, relates to the Brazil indirect tax matter and Thailand customs matter disclosed above. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Legal Contingencies

At December 31, 2016, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims.

On October 22, 2013, the Company finalized a settlement agreement with the U.S. Securities and Exchange Commission (SEC) and a Deferred Prosecution Agreement (DPA) with the U.S. Department of Justice (DOJ) to settle charges arising from violations of the Foreign Corrupt Practices Act (FCPA). Pursuant to those agreements, Diebold Nixdorf was required to retain an independent corporate monitor to review our compliance program, internal accounting controls, record-keeping, and financial reporting policies and procedures relating to the FCPA and other applicable anti-corruption laws. Since that time, the Company has made significant enhancements to its global ethics and compliance program. On October 24, 2016, the corporate monitor certified to the SEC and DOJ that our compliance program is reasonably designed and implemented to prevent and detect violations of anti-corruption laws. The DPA and the independent corporate monitorship expired on October 29, 2016. With the completion of the monitorship, the Company has fulfilled its obligations under the settlement agreements with the DOJ and SEC.

NOTE 19: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The Company uses derivatives to mitigate the economic consequences associated with fluctuations in currencies and interest rates. The following table summarizes the gain (loss) recognized on derivative instruments:

Derivative instrument	Classification on consolidated statement of operations	2016	2015	2014
Non-designated hedges and interest rate swaps	Interest expense	$(5.1)	$(4.2)	$(6.3)
Gain (loss) on foreign currency option contracts - acquisition related	Miscellaneous, net	35.6	7.0	—
Foreign exchange forward contracts and cash flow hedges	Foreign exchange gain (loss), net	4.4	10.7	21.1
Foreign exchange forward contracts - acquisition related	Miscellaneous, net	(26.4)	—	—
Total		$8.5	$13.5	$14.8

FOREIGN EXCHANGE

Net Investment Hedges.The Company has international subsidiaries with net balance sheet positions that generate cumulative translation adjustments within AOCI. The Company uses derivatives to manage potential changes in value of its net investments. The Company uses the forward-to-forward method for its quarterly retrospective and prospective assessments of hedge effectiveness. No ineffectiveness results if the notional amount of the derivative matches the portion of the net investment designated as being hedged because the Company uses derivative instruments with underlying exchange rates consistent with its functional currency and the functional currency of the hedged net investment. Changes in value that are deemed effective are accumulated in AOCI where they will remain until they are reclassified to income together with the gain or loss on the entire investment upon substantial liquidation of the subsidiary. The fair value of the Company’s net investment hedge contracts were $(0.3) and $1.0 as of December 31, 2016 and 2015, respectively.The net gain (loss) recognized in AOCI on net investment hedge derivative instruments was $(13.3) and $10.4 for the years ended December 31, 2016 and 2015, respectively.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

On August 15, 2016, the Company designated its €350.0 euro-denominated Term Loan B Facility as a net investment hedge of its investments in certain subsidiaries that use the Euro as their functional currency in order to reduce volatility in stockholders' equity caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. Dollar. The notes will bear interest at the EURIBOR plus an applicable margin of 4.25 percent. Effectiveness will be assessed at least quarterly by confirming that the respective designated net investments' net equity balances at the beginning of any period collectively continues to equal or exceed the balance outstanding on the Company's Euro-denominated term loan. Changes in value that are deemed effective are accumulated in AOCI. When the respective net investments are sold or substantially liquidated, the balance of the cumulative translation adjustment in AOCI will be reclassified into earnings. The net gain (loss) recognized in AOCI on net investment hedge foreign currency borrowings was $22.8 for the year ended December 31, 2016.

Non-Designated Hedges. A substantial portion of the Company’s operations and revenues are international. As a result, changes in foreign exchange rates can create substantial foreign exchange gains and losses from the revaluation of non-functional currency monetary assets and liabilities. The Company’s policy allows the use of foreign exchange forward contracts with maturities of up to 24 months to mitigate the impact of currency fluctuations on those foreign currency asset and liability balances. The Company elected not to apply hedge accounting to its foreign exchange forward contracts. Thus, spot-based gains/losses offset revaluation gains/losses within foreign exchange loss, net and forward-based gains/losses represent interest expense or income. The fair value of the Company’s non-designated foreign exchange forward contracts was $2.6 and $0.9 as of December 31, 2016 and 2015, respectively.

Cash Flow Hedges. The Company is exposed to fluctuations in various foreign currencies against its functional currency. At the Company, both sales and purchases are transacted in foreign currencies. Wincor Nixdorf International GmbH is the Diebold Nixdorf AG currency management center. Currency risks in the aggregate are identified, quantified, and controlled at the Wincor Nixdorf International GmbH treasury center, and furthermore, it provides foreign currencies if necessary. The Diebold Nixdorf AG subsidiaries are primarily exposed to the U.S. dollar (USD) and Great Britain pound sterling (GBP) as the euro (EUR) is its functional currency. This risk is considerably reduced by natural hedging (i.e. management of sales and purchases by choice location and suppliers). For the remainder of the risk that is not naturally hedged, foreign currency forwards are used to manage the exposure between EUR-GBP and EUR-USD.

Derivative transactions are recorded on the balance sheet at fair value. For transactions designated as cash flow hedges, the effective portion of changes in the fair value are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged forecasted transactions impact earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. As of December 31, 2016, the Company had the following outstanding foreign currency derivatives that were used to hedge its foreign exchange risks:

Foreign Currency Derivative	Number of Instruments	Notional Sold		Notional Purchased
Currency forward agreements (EUR-USD)	18	54.0	USD	48.4	EUR
Currency forward agreements (EUR-GBP)	13	36.7	GBP	45.0	EUR

The remaining net currency risk not hedged by forward currency transactions amounts to approximately $16.4 and £9.4 for year ended December 31, 2016. The flows of foreign currency are recorded centrally for Diebold Nixdorf AG and, where feasible, equalized out. No foreign currency options were transacted during the current and previous year. If the euro had been revalued and devalued respectively by 10 percent against the U.S. dollar the other components of equity (before deferred taxes) and the fair value of forward currency transactions would have been €3.9 higher, and €4.8 lower, respectively for the year ended December 31, 2016. If the euro had been revalued and devalued respectively by 10 percent against pounds sterling as of December 31, 2016, the other components of equity (before deferred taxes) and the fair value of forward currency transactions would have been €4.6 higher, and €5.6 lower, respectively for the year ended December 31, 2016.

Foreign Exchange Currency Option and Forward Contracts - acquisition related. On November 23, 2015, the Company entered into two foreign currency option contracts to purchase €1,416.0 for $1,547.1 to hedge against the effect of exchange rate fluctuations on the euro-denominated cash consideration related to the Acquisition and estimated euro-denominated transaction related costs and any outstanding Diebold Nixdorf AG borrowings. At that time, the euro-denominated cash component of the purchase price consideration approximated €1,162.2. The foreign currency option contracts were sold during the second quarter of 2016 for cash proceeds of $42.6, which are included in investing activities in the consolidated statements of cash flows, resulting in a gain of $35.6 during the year ended December 31, 2016 and $7.0 during the fourth quarter of 2015. The weighted average strike price was $1.09 per euro. These foreign currency option contracts were non-designated and included in other current assets on the consolidated balance sheet as of December 31, 2015 based on the net asset position.

On April 29, 2016, the Company entered into one foreign currency forward contract to purchase €713.0 for $820.9 to hedge against the effect of exchange rate fluctuations on the euro-denominated cash consideration related to the Acquisition and estimated euro denominated transaction related costs and any outstanding Diebold Nixdorf AG borrowings. The forward rate is $1.1514. The foreign currency forward contract was settled for $792.6 during the third quarter of 2016, which is included in investing

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

activities in the consolidated statements of cash flows, resulting in a loss of $26.4 during the year ended December 31, 2016. This foreign currency forward contract is non-designated and included in other current assets or other current liabilities based on the net asset or net liability position, respectively, in the consolidated balance sheets. The gains and losses from the revaluation of the foreign currency forward contract are included in other income (expense) miscellaneous, net on the consolidated statements of operations.

During the year ended December 31, 2016, the Company recorded a $9.3, mark-to-market gain (loss) on foreign currency and forward option contracts reflected in miscellaneous, net. The fair value of the Company's foreign currency forward and option contracts was $7.0 as of December 31, 2015 and was included in other current assets.

INTEREST RATE

Cash Flow Hedges. The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During November 2016, the Company entered into multiple pay-fixed receive-variable interest rate swaps outstanding with an aggregate notional amount of $400.0.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the fourth quarter of 2016, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company estimates that an additional $0.8 will be reclassified as an increase to interest expense over the next year.

Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

In connection with the Acquisition, the Company acquired an interest swap for a notional amount of €50.0, which was entered into in May 2010 with a ten-year term from October 1, 2010 until September 30, 2020. For this interest swap, the three-month EURIBOR is received and a fixed interest rate of 2.974 percent is paid. The fair value is measured at market prices. On the date of the Acquisition and as of December 31, 2016, the fair value was €(7.9) and €(6.3), respectively. Because this swap was accounted for as a cash flow hedge, the change in fair value of €1.6 was directly recognized in AOCI. For the year ended December 31, 2016, the amount reclassified from equity to profit or loss was not significant.

In December 2005 and January 2006, the Company executed cash flow hedges by entering into pay-fixed receive-variable interest rate swaps, with a total notional amount of $200.0, related to the 2006 Senior Notes. Amounts previously recorded in AOCI related to the pre-issuance cash flow hedges were reclassified to interest expense on a straight-line basis through February 2016. In June 2016, the Company paid off this pay-fixed receive-variable interest rate swap.

The gain recognized on designated cash flow hedge derivative instruments was minimal for year ended December 31, 2016 and $1.1 for 2015. Gains and losses related to interest rate contracts that are reclassified from AOCI are recorded in interest expense on the consolidated statements of operations.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

NOTE 20: FAIR VALUE OF ASSETS AND LIABILITIES

Refer to note 1 for the Company’s accounting policies related to fair value accounting. Refer to note 15 for assets held in the Company’s defined pension plans, which are measured at fair value. Assets and liabilities subject to fair value measurement are as follows:

		December 31, 2016			December 31, 2015
	Classification on consolidated balance sheets		Fair Value Measurements Using			Fair Value Measurements Using
		Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets
Short-term investments
Certificates of deposit	Short-term investments	$64.1	$64.1	$—	$39.9	$39.9	$—
Foreign exchange forward contracts	Other current assets	7.2	—	7.2	3.5	—	3.5
Foreign exchange option contracts	Other current assets	—	—	—	7.0	—	7.0
Assets held in rabbi trusts	Securities and other investments	8.5	8.5	—	9.3	9.3	—
Interest rate swaps	Securities and other investments	8.4	—	8.4	—	—	—
Total		$88.2	$72.6	$15.6	$59.7	$49.2	$10.5

Liabilities
Foreign exchange forward contracts	Other current liabilities	$7.7	$—	$7.7	$1.5	$—	$1.5
Interest rate swaps	Other current liabilities	6.9	—	6.9	—	—	—
Deferred compensation	Other liabilities	8.5	8.5	—	9.3	9.3	—
Total		$23.1	$8.5	$14.6	$10.8	$9.3	$1.5

During the years ended December 31, 2016 and 2015, there were no transfers between levels. The redeemable noncontrolling interests were preliminarily recorded at fair value as of the Acquisition date by applying the income approach using unobservable inputs for projected cash flows and a discount rate, which are considered Level 3 inputs, and subject to change as the measurement period related to the Acquisition has not expired and purchase accounting remains preliminary. The balance of redeemable noncontrolling interests is reported at the greater of its carrying value or its maximum redemption value at each reporting date.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

The fair value and carrying value of the Company’s debt instruments are summarized as follows:

	December 31, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable	$106.9	$106.9	$32.0	$32.0

Revolving credit facility	—	—	168.0	168.0
Term Loan A Facility	201.3	201.3	218.5	218.5
Term Loan B Facility - USD	787.5	787.5	—	—
Term Loan B Facility - Euro	363.5	363.5	—	—
2024 Senior Notes	426.0	400.0	—	—
2006 Senior Notes	—	—	225.0	225.0
Other	0.8	0.8	1.6	1.6
Long-term deferred financing fees	(61.7)	(61.7)	(6.9)	(6.9)
Long-term debt	1,717.4	1,691.4	606.2	606.2
Total debt instruments	$1,824.3	$1,798.3	$638.2	$638.2

Refer to note 14 for further details surrounding the increase in long-term debt as of December 31, 2016.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

NOTE 21: RESTRUCTURING AND OTHER CHARGES

The following table summarizes the impact of Company’s restructuring charges on the consolidated statements of operations for the years ended December 31:

	2016	2015	2014
Cost of sales - services	$18.4	$3.1	$0.5
Cost of sales - products	7.1	1.4	1.2
Selling and administrative expense	28.8	16.1	—
Research, development and engineering expense	5.1	0.6	9.9
Total	$59.4	$21.2	$11.6

The following table summarizes the Company’s restructuring charges by reporting segment for the years ended December 31:

	2016	2015	2014
Severance
NA	$2.8	$0.7	$0.8
AP	7.8	1.2	0.4
EMEA	17.0	3.8	0.5
LA	11.2	5.6	6.6
Corporate	20.6	9.9	3.3
Total	$59.4	$21.2	$11.6

Multi-Year Transformation Plan

During the first quarter of 2013, the Company announced a multi-year transformation plan. Certain aspects of this plan were previously disclosed under the Company's global realignment plan and global shared services plan. This multi-year realignment focused on globalizing the Company's service organization and creating a unified center-led global organization for research and development, as well as transforming the Company's general and administrative cost structure. Restructuring charges of $7.7, $21.2 and $11.6 for the years ended December 31, 2016, 2015 and 2014, respectively, related to the Company’s multi-year transformation plan. As of December 31, 2016, the multi-year transformation plan is complete.

Integration Plan

As of August 15, 2016, the date of the Acquisition, the Company has launched the integration of operations designed to realize approximately $160 of annual synergies by 2019. This integration plan focuses on the utilization of cost efficiencies and synergy opportunities that result from the Acquisition. The Company incurred restructuring charges of $42.8 for the year ended December 31, 2016 related to this plan. The Company anticipates additional restructuring costs of approximately $130 to be incurred through the end of the plan.

Delta Program

At the beginning of the 2015, Diebold Nixdorf AG initiated the Delta Program related to restructuring and realignment. As part of a change process that spanned several years, the Delta Program was designed to hasten the expansion of software and professional services operations and to further enhance profitability in the services business. This program included expansion in the high-end fields of managed services and outsourcing. It also involved capacity adjustments on the hardware side, enabling the Company to respond more effectively to market volatility while maintaining its abilities with innovation. As of August 15, 2016, the date of the Acquisition, the restructuring accrual balance acquired was $45.5 and consisted of severance activities. The Company incurred restructuring charges of $3.2 for the year ended December 31, 2016 related to this plan. As of December 31, 2016, the Company does not anticipate additional restructuring costs to be incurred through the end of the plan.

Strategic Alliance Plan

On November 10, 2016, the Company entered into a strategic alliance with the Inspur Group, a Chinese cloud computing and data center company, to develop, manufacture and distribute FSS solutions in China. The Inspur Group holds a majority stake of 60.0 percent in the new jointly owned company, which is named Inspur (Suzhou) Financial Technology Service Co. Ltd. (Inspur JV). The Inspur JV will offer a complete range of self-service terminals within the Chinese market, including ATMs. The Company

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

will serve as the exclusive distributor outside of China for all products developed by the Inspur JV, which will be sold under the Diebold Nixdorf brand. The Company will not consolidate Inspur JV but includes the results of operations in equity in earnings of an investee included in other income (expense) of the consolidated statements of operations. In November 2016, the Inspur JV was formed and the Company does not expect a significant gain or loss from the transaction. The Company incurred restructuring charges of $5.7 for the year ended December 31, 2016 related to this plan. The Company anticipates additional restructuring costs of approximately $1.0 to be incurred through the end of the plan.

The following table summarizes the Company's cumulative total restructuring costs from continuing operations as of December 31, 2016 for the respective plans:

	Severance				Other
	Multi-year transformation plan	Integration Plan	Delta Program	Strategic Alliance	Multi-year transformation plan
NA	$8.9	$2.4	$—	$—	$2.0
AP	4.6	2.1	—	5.7	0.6
EMEA	6.7	14.8	1.1	—	0.9
LA	24.3	6.8	0.3	—	—
Corporate	60.5	16.7	1.8	—	—
Total	$105.0	$42.8	$3.2	$5.7	$3.5

The following table summarizes the Company’s restructuring accrual balances and related activity:

Balance at January 1, 2014	$31.7
Liabilities incurred	11.6
Liabilities paid/settled	(35.7)
Balance at December 31, 2014	$7.6
Liabilities incurred	21.2
Liabilities paid/settled	(24.1)
Balance at December 31, 2015	$4.7
Liabilities incurred	59.4
Liabilities acquired	45.5
Liabilities paid/settled	(19.7)
Balance at December 31, 2016	$89.9

Other Charges

Other charges consist of items that the Company has determined are non-routine in nature and are not expected to recur in future operations. Net non-routine income (expense) of $(249.3), $(36.4) and $12.5 impacted the years ended December 31, 2016, 2015 and 2014, respectively.

Net non-routine expense for the year ended December 31, 2016 was primarily due to acquisition, divestiture and integration related fees and expenses of $118.9 primarily included within selling and administrative expenses. Additionally, net non-routine expense included purchase accounting pretax charges related to deferred revenue of $16.2, inventory valuation adjustment of $62.7 and amortization of acquired intangibles of $49.7. Legal, indemnification and professional fees related to corporate monitor efforts were also included in net non-routine expense.

Net non-routine expense for the year ended December 31, 2015 was primarily due to potential acquisition and divestiture related costs of $21.1 included within selling and administrative expense. Additionally, net non-routine expense included legal, indemnification and professional fees related to corporate monitor efforts.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

NOTE 22: SEGMENT INFORMATION

The Company considers its operating structure and the information subject to regular review by its President and Chief Executive Officer, who is the Chief Operating Decision Maker (CODM), to identify reportable operating segments. The CODM makes decisions, allocates resources and assesses performance by the following regions, which are also the Company’s four reportable operating segments: NA, AP, EMEA, and LA. The four geographic segments sell and service FSS, retail solutions and security systems around the globe, as well as elections, lottery and information technology solutions in Brazil other, through wholly-owned subsidiaries, majority-owned joint ventures and independent distributors in most major countries. In January 2015, the Company announced the realignment of its Brazil and LA businesses to drive greater efficiency and further improve customer service. The Company reported results from its LA and Brazil operations under one single reportable operating segment and reclassified comparative periods for consistency. The presentation of comparative periods also reflects the reclassification of certain global expenses from segment operating profit to corporate charges not allocated to segments due to the 2015 realignment activities.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

The following tables represent information regarding the Company’s segment information and provides a reconciliation between segment operating profit and the consolidated income (loss) from continuing operations before income taxes for the years ended December 31:

	2016	2015	2014
Revenue summary by segment
NA	$1,118.2	$1,094.5	$1,091.4
AP	470.0	439.6	500.3
EMEA	1,181.2	393.1	421.2
LA	546.9	492.1	721.9
Total customer revenues	$3,316.3	$2,419.3	$2,734.8

Intersegment revenues
NA	$52.1	$81.4	$68.4
AP	80.7	99.7	85.4
EMEA	84.6	73.4	56.6
LA	0.8	0.5	0.5
Total intersegment revenues	$218.2	$255.0	$210.9

Segment operating profit
NA	$214.3	$250.1	$266.3
AP	52.6	63.1	66.4
EMEA	115.8	55.3	61.4
LA	53.3	37.4	68.7
Total segment operating profit	$436.0	$405.9	$462.8

Corporate charges not allocated to segments (1)	(277.3)	(270.8)	(296.6)
Impairment of assets	(9.8)	(18.9)	(2.1)
Restructuring charges	(59.4)	(21.2)	(11.6)
Net non-routine income (expense)	(249.3)	(36.4)	12.5
	(595.8)	(347.3)	(297.8)
Operating profit (loss)	(159.8)	58.6	165.0
Other income (expense)	(78.5)	(12.8)	(10.3)
Income (loss) from continuing operations before taxes	$(238.3)	$45.8	$154.7

(1)
Corporate charges not allocated to segments include headquarter based costs associated with manufacturing administration, procurement, human resources, compensation and benefits, finance and accounting, global development/engineering, global strategy/mergers and acquisitions, global information technology, tax, treasury and legal.

	2016	2015	2014
Segment depreciation and amortization expense
NA	$9.8	$9.7	$8.7
AP	8.7	6.9	7.7
EMEA	23.4	3.1	4.0
LA	6.4	6.9	12.0
Total segment depreciation and amortization expense	48.3	26.6	32.4
Corporate depreciation and amortization expense	86.5	37.4	41.0
Total depreciation and amortization expense	$134.8	$64.0	$73.4

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

	2016	2015	2014
Segment property, plant and equipment, at cost
NA	$111.0	$110.7	$120.6
AP	58.9	53.3	46.9
EMEA	178.2	35.2	38.2
LA	59.1	51.9	78.7
Total segment property, plant and equipment, at cost	407.2	251.1	284.4
Corporate property, plant and equipment, at cost, not allocated to segments	456.8	357.9	320.4
Total property, plant and equipment, at cost	$864.0	$609.0	$604.8

The following table presents information regarding the Company’s revenue by service and product solution:

Revenue summary by service and product solution	2016	2015	2014
Financial self-service
Services	$1,504.0	$1,185.0	$1,219.9
Products	1,022.5	923.7	977.3
Total financial self-service	2,526.5	2,108.7	2,197.2
Retail
Services	202.5	—	—
Products	235.6	—	—
Total retail	438.1	—	—
Security
Services	201.4	209.3	212.9
Products	72.0	83.5	99.5
Total security	273.4	292.8	312.4
Brazil other	78.3	17.8	225.2
	$3,316.3	$2,419.3	$2,734.8

The Company had no customers that accounted for more than 10 percent of total net sales in 2016, 2015 and 2014.

Below is a summary of net sales by point of origin for the years ended December 31:

	2016	2015	2014
Net sales
United States	$1,020.1	$1,014.3	$1,035.9
Brazil	263.0	211.5	482.5
China	175.2	279.0	314.2
Other international	1,858.0	914.5	902.2
Total net sales	$3,316.3	$2,419.3	$2,734.8

Below is a summary of property, plant and equipment, net by geographical location as of December 31:

	2016	2015	2014
Property, plant and equipment, net
United States	$111.2	$130.4	$116.5
Germany	199.7	—	—
Brazil	18.4	12.9	17.2
Other international	57.7	32.0	32.0
Total property, plant and equipment, net	$387.0	$175.3	$165.7

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

In August 2016, in connection with the business combination agreement related to the Acquisition, the Company announced the realignment of its lines of business to drive greater efficiency and further improve customer service. As a result of the Acquisition, the Company has reorganized the management team reporting to the CODM and has begun evaluating and assessing the lines of business reporting structure. The Company does not anticipate the assessment to be completed until the first quarter of 2017. Beginning with the first quarter of 2017, the Company anticipates its reportable operating segments will be based on the conclusion of the assessment on the following lines of business: Services, Systems, and Software and will reclassify comparative periods for consistency. Until such assessment is completed, the CODM will continue to regularly review, make decisions, allocate resources and assess performance based on the current regional reportable operating segments.

NOTE 23: DIVESTITURES

In December 2015, the Company announced it was forming a new strategic alliance with a subsidiary of the Inspur Group, a Chinese cloud computing and data center company, to develop, manufacture and distribute FSS solutions in China. The Inspur Group will hold a majority stake of 51.0 percent in the new jointly owned company, which will be named Inspur (Suzhou) Financial Technology Service Co. Ltd. (Inspur JV). The Inspur JV will offer a complete range of self-service terminals within the Chinese market, including ATMs. The Company will serve as the exclusive distributor outside of China for all products developed by the Inspur JV, which will be sold under the Diebold Nixdorf brand. The Company will not consolidate Inspur JV but includes its results of operations in equity in earnings of an investee included in other income (expense) of the consolidated statements of operations. In November 2016, the Inspur JV was formed and the Company does not expect a significant gain or loss from the transaction.

In addition, to support the services-led approach to the market, the Company will divest a minority share of its current China operations to the Inspur Group. Moving forward, this business will be focused on providing a whole suite of services, including installation, maintenance, professional and managed services related to ATMs and other automated transaction solutions.

During the third quarter of 2016, the Company received cash proceeds of $27.7 related to the sale of stock in its Aevi International GmbH and Diebold Nixdorf AG China subsidiaries. In addition to the cash proceeds received, the Company recorded deferred payments of $44.7 for the divestiture of its Diebold Nixdorf AG China subsidiaries. The Diebold Nixdorf AG China sale was reflected in the opening balance sheet and no gain or loss was recorded. The Diebold Nixdorf AG China sale was in connection with the June 2016, Diebold Nixdorf AG announcement to establish a strategic alliance with Aisino Corporation, to position itself in China to offer solutions that meet Chinese banking regulations. Aisino Corporation is a Chinese company that specializes in intelligent anti-forgery tax control systems, electronic fund transfer (EFT) point of sale (POS) solutions, financial IC cards, bill receipt printing solutions and public IT security solutions. Following the closing of the transaction, the Company holds a noncontrolling interest in the Aisino JV of 43.6 percent. The Company will include the Aisino results of operations in equity in earnings of an investee included in other income (expense) of the consolidated statements of operations.

On October 25, 2015, the Company entered into a definitive asset purchase agreement with a wholly-owned subsidiary of Securitas AB (Securitas Electronic Security) to divest its electronic security business located in the U.S. and Canada for an aggregate purchase price of $350.0 in cash, 10.0 percent of which was contingent based on the successful transition of certain customer relationships, which was paid in the first quarter of 2016. For ES to continue its growth, it would require resources and investment that Diebold Nixdorf is not committed to make given its focus on the self-service market. The Company recorded a pre-tax gain of $239.5 on the ES divestiture which was recognized during 2016.

The Company has also agreed to provide certain transition services to Securitas Electronic Security after the closing, including providing Securitas Electronic Security a $6.0 credit for such services, of which $5.0 relates to a quarterly payment to Securitas Electronic Security and $1.0 is a credit against payments due from Securitas Electronic Security. During the year ended December 31, 2016, $5.0 was paid as part of the quarterly payments and $1.0 was used against amounts owed by Securitas Electronic Security.

The closing of the transaction occurred on February 1, 2016. The operating results for the NA electronic security business were previously included in the Company's NA segment and have been reclassified to discontinued operations for all of the periods presented. The assets and liabilities of this business were classified as held for sale in the Company's consolidated balance sheet as of December 31, 2015. Cash flows provided or used by the NA electronic security business are presented as cash flows from discontinued operations for all of the periods presented. The operating results, assets and liabilities and cash flows from discontinued operations are no longer included in the financial statements of the Company from the closing date.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

The following summarizes select financial information included in income from discontinued operations, net of tax:

	Years ended December 31,
	2016	2015	2014
Net sales
Services	$16.3	$221.5	$204.8
Products	8.5	127.0	111.4
	24.8	348.5	316.2
Cost of sales
Services	15.1	181.1	172.6
Products	6.9	102.2	90.5
	22.0	283.3	263.1
Gross profit	2.8	65.2	53.1
Selling and administrative expense	4.8	39.7	37.2
Income (loss) from discontinued operations before taxes	(2.0)	25.5	15.9
Income tax (benefit) expense	(0.7)	9.6	6.2
	(1.3)	15.9	9.7

Gain on sale of discontinued operations before taxes	239.5	—	—
Income tax (benefit) expense	94.5	—	—
Gain on sale of discontinued operations, net of tax	145.0	—	—
Income from discontinued operations, net of tax	$143.7	$15.9	$9.7

The following summarizes the assets and liabilities classified as held for sale in the consolidated balance sheet:

December 31,
2015
ASSETS
Cash and cash equivalents	$(1.5)
Trade receivables, less allowances for doubtful accounts of $4.0	75.6
Inventories	29.1
Prepaid expenses	0.9
Other current assets	5.0
Total current assets	109.1
Property, plant and equipment, net	5.2
Goodwill	33.9
Assets held for sale	$148.2

LIABILITIES
Accounts payable	$24.8
Deferred revenue	13.3
Payroll and other benefits liabilities	6.6
Other current liabilities	4.7
Total current liabilities	49.4
Other long-term liabilities	—
Liabilities held for sale	$49.4

During 2015, all assets and liabilities classified as held for sale were included in total current assets based on the cash conversion of these assets and liabilities during the first quarter of 2016. The cash and cash equivalents of the electronic security business represents outstanding checks as of December 31, 2015.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

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

NOTE 24: RELATED PARTY TRANSACTIONS

The Company has strategic alliances that are not consolidated. The Company tests these strategic alliances annually, individually and in aggregate, to determine materiality for disclosure. The Company owns 40.0 percent of Inspur JV or Inspur (Suzhou) Financial Technology Service Co., Ltd (Inspur) and 43.6 percent of Aisino-Wincor Retail & Banking Systems (Shanghai) Co.,Ltd; (Aisino). The Company engages in transactions in the ordinary course of business. The Company's strategic alliances were determined to be immaterial to the Company and were accounted for under the equity method of investments.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

NOTE 25: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents selected unaudited quarterly financial information for the years ended December 31:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2016	2015	2016	2015	2016	2015	2016	2015
Net sales	$509.6	$574.8	$580.0	$644.5	$983.3	$589.6	$1,243.4	$610.4
Gross profit	138.8	159.3	155.1	170.8	197.6	150.3	230.2	171.6
Income (loss) from continuing operations, net of tax	20.7	(10.2)	(20.8)	19.7	(97.2)	18.3	(73.4)	31.7
Income from discontinued operations, net of tax	147.8	4.5	0.5	4.3	(4.6)	4.5	—	2.6
Net income (loss)	168.5	(5.7)	(20.3)	24.0	(101.8)	22.8	(73.4)	34.3
Net income (loss) attributable to noncontrolling interests	0.3	(2.9)	0.8	1.8	0.5	1.1	4.4	1.7
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$168.2	$(2.8)	$(21.1)	$22.2	$(102.3)	$21.7	$(77.8)	$32.6

Basic earnings (loss) per share
Income (loss) from continuing operations, net of tax	$0.31	$(0.11)	$(0.33)	$0.27	$(1.38)	$0.26	$(1.04)	$0.46
Income from discontinued operations, net of tax	2.27	0.07	0.01	0.07	(0.06)	0.07	—	0.04
Net income (loss) attributable to Diebold Nixdorf, Incorporated (basic)	$2.58	$(0.04)	$(0.32)	$0.34	$(1.44)	$0.33	$(1.04)	$0.50

Diluted earnings (loss) per share
Income (loss) from continuing operations, net of tax	$0.31	$(0.11)	$(0.33)	$0.27	$(1.38)	$0.26	$(1.04)	$0.46
Income from discontinued operations, net of tax	2.25	0.07	0.01	0.07	(0.06)	0.07	—	0.04
Net income (loss) attributable to Diebold Nixdorf, Incorporated (diluted)	$2.56	$(0.04)	$(0.32)	$0.34	$(1.44)	$0.33	$(1.04)	$0.50

Basic weighted-average shares outstanding	65.1	64.7	65.2	64.9	70.9	65.0	75.1	65.0
Diluted weighted-average shares outstanding	65.7	64.7	65.2	65.6	70.9	65.6	75.1	65.7

On August 15, 2016, the Company acquired Diebold Nixdorf AG which was the primary driver of the results in the second half of the year. On February 1, 2016, the Company divested of its NA electronic security business resulting in a pre-tax gain of $239.5 during the first quarter. Income (loss) from continuing operations, net of tax during the second half of 2016 was impacted by increased interest expense and deal-related costs in connection with the Acquisition, of $97.2. Net loss in the first quarter of 2015 was negatively impacted by the Company's sale of its equity interest in its Venezuela joint venture to its joint venture partner (refer to note 23), which resulted in an impairment charge of $10.3. In the first quarter of 2015, the Company also recorded a foreign exchange loss of $7.5 related to the devaluation of the Venezuelan currency. In the fourth quarter of 2015, the repatriation of foreign earnings, the associated recognition of foreign tax credits and related benefits due to the passage of the PATH Act, were recorded which resulted in a tax benefit (refer to note 7).

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

NOTE 26: SUPPLEMENTAL GUARANTOR INFORMATION

The Company issued the 2024 Senior Notes in an offering exempt from the registration requirements of the Securities Act in connection with the Acquisition. The 2024 Senior Notes are and will be guaranteed by certain of the Company's existing and future domestic subsidiaries. The following presents the condensed consolidating financial information separately for:

(i)	Diebold Nixdorf, Incorporated (the Parent Company), the issuer of the guaranteed obligations;

(ii)	Guarantor Subsidiaries, on a combined basis, as specified in the indentures related to the Company's obligations under the 2024 Senior Notes;

(iii)
Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between the Parent Company, the Guarantor Subsidiaries and the Non-guarantor Subsidiaries, (b) eliminate the investments in our subsidiaries, and (c) record consolidating entries; and

(iv)	Diebold Nixdorf, Incorporated and Subsidiaries on a consolidated basis.

Each guarantor subsidiary is 100 percent owned by the Parent Company at the date of each balance sheet presented. The notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. The guarantees of the guarantor subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use by the Parent Company and the guarantor subsidiaries of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation. Changes in intercompany receivables and payables related to operations, such as intercompany sales or service charges, are included in cash flows from operating activities. Intercompany transactions reported as investing or financing activities include the sale of capital stock of various subsidiaries, loans and other capital transactions between members of the consolidated group.

Certain non-guarantor subsidiaries of the Parent Company are limited in their ability to remit funds to it by means of dividends, advances or loans due to required foreign government and/or currency exchange board approvals or limitations in credit agreements or other debt instruments of those subsidiaries.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Condensed Consolidating Balance Sheets
As of December 31, 2016

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$138.4	$2.3	$512.0	$—	$652.7
Short-term investments	—	—	64.1	—	64.1
Trade receivables, net	119.0	—	717.5	(0.6)	835.9
Intercompany receivables	883.0	783.7	480.1	(2,146.8)	—
Inventories	110.5	16.2	611.0	—	737.7
Deferred income taxes	—	—	—	—	—
Prepaid expenses	14.7	0.8	45.2	—	60.7
Prepaid income taxes	0.3	25.4	84.9	(25.4)	85.2
Other current assets	3.2	1.6	178.5	—	183.3
Total current assets	1,269.1	830.0	2,693.3	(2,172.8)	2,619.6
Securities and other investments	94.7	—	—	—	94.7
Property, plant and equipment, net	102.7	9.0	275.3	—	387.0
Goodwill	55.5	—	942.8	—	998.3
Deferred income taxes	173.1	7.8	128.6	—	309.5
Finance lease receivables	—	4.8	20.4	—	25.2
Intangible assets, net	1.8	13.6	757.5	—	772.9
Investment in subsidiary	2,619.6	—	9.3	(2,628.9)	—
Other assets	2.9	0.1	60.1	—	63.1
Total assets	$4,319.4	$865.3	$4,887.3	$(4,801.7)	$5,270.3

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities
Notes payable	$30.9	$1.3	$74.7	$—	$106.9
Accounts payable	101.6	1.1	458.4	(0.6)	560.5
Intercompany payable	1,376.6	175.9	594.3	(2,146.8)	—
Deferred revenue	114.7	0.7	288.8	—	404.2
Payroll and other benefits liabilities	21.0	1.4	150.1	—	172.5
Other current liabilities	156.1	3.9	445.8	(25.4)	580.4
Total current liabilities	1,800.9	184.3	2,012.1	(2,172.8)	1,824.5
Long-term debt	1,690.5	0.4	0.5	—	1,691.4
Pensions and other benefits	199.3	—	80.1	—	279.4
Post-retirement and other benefits	13.3	—	4.5	—	17.8
Deferred income taxes	13.4	—	287.2	—	300.6
Other long-term liabilities	10.6	—	77.1	—	87.7
Commitments and contingencies
Redeemable noncontrolling interests	—	—	44.1	—	44.1
Total Diebold Nixdorf, Incorporated shareholders' equity	591.4	680.6	1,948.3	(2,628.9)	591.4
Noncontrolling interests	—	—	433.4	—	433.4
Total liabilities and equity	$4,319.4	$865.3	$4,887.3	$(4,801.7)	$5,270.3

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Condensed Consolidating Balance Sheets
As of December 31, 2015

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$20.3	$7.9	$285.4	$—	$313.6
Short-term investments	—	—	39.9	—	39.9
Trade receivables, net	140.4	4.3	269.2	—	413.9
Intercompany receivables	828.8	733.6	539.1	(2,101.5)	—
Inventories	115.9	17.8	235.6	—	369.3
Deferred income taxes	103.7	11.2	53.9	—	168.8
Prepaid expenses	16.4	0.7	6.5	—	23.6
Prepaid income taxes	—	8.0	18.0	(8.0)	18.0
Current assets held for sale	139.2	—	9.0	—	148.2
Other current assets	15.5	3.5	129.3	—	148.3
Total current assets	1,380.2	787.0	1,585.9	(2,109.5)	1,643.6
Securities and other investments	85.2	—	—	—	85.2
Property, plant and equipment, net	121.1	10.0	44.2	—	175.3
Goodwill	45.1	—	116.4	—	161.5
Deferred income taxes	57.1	—	14.6	(6.4)	65.3
Finance lease receivables	—	8.1	28.4	—	36.5
Intangible assets, net	2.4	23.3	41.8	—	67.5
Other assets	1,404.6	0.2	(7.3)	(1,390.0)	7.5
Total assets	$3,095.7	$828.6	$1,824.0	$(3,505.9)	$2,242.4

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities
Notes payable	$21.5	$1.3	$9.2	$—	$32.0
Accounts payable	131.9	1.2	148.6	—	281.7
Intercompany payable	1,414.2	140.8	546.5	(2,101.5)	—
Deferred revenue	102.7	3.6	122.9	—	229.2
Payroll and other benefits liabilities	25.2	0.5	50.8	—	76.5
Current liabilities held for sale	48.9	—	0.5	—	49.4
Other current liabilities	116.3	2.6	176.1	(8.0)	287.0
Total current liabilities	1,860.7	150.0	1,054.6	(2,109.5)	955.8
Long-term debt	604.6	1.6	—	—	606.2
Pensions and other benefits	193.5	—	2.1	—	195.6
Post-retirement and other benefits	14.5	—	4.2	—	18.7
Deferred income taxes	—	6.4	1.9	(6.4)	1.9
Other long-term liabilities	10.0	—	18.7	—	28.7
Commitments and contingencies
Total Diebold Nixdorf, Incorporated shareholders' equity	412.4	670.6	719.4	(1,390.0)	412.4
Noncontrolling interests	—	—	23.1	—	23.1
Total liabilities and equity	$3,095.7	$828.6	$1,824.0	$(3,505.9)	$2,242.4

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2016

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated

Net sales	$1,078.4	$85.0	$2,236.1	$(83.2)	$3,316.3
Cost of sales	822.6	92.0	1,762.3	(82.3)	2,594.6
Gross profit (loss)	255.8	(7.0)	473.8	(0.9)	721.7
Selling and administrative expense	309.2	11.5	440.5	—	761.2
Research, development and engineering expense	7.9	45.7	56.6	—	110.2
Impairment of assets	—	5.1	4.7	—	9.8
(Gain) loss on sale of assets, net	0.3	(0.1)	0.1	—	0.3
	317.4	62.2	501.9	—	881.5
Operating profit (loss)	(61.6)	(69.2)	(28.1)	(0.9)	(159.8)
Other income (expense)
Interest income	2.3	0.6	18.6	—	21.5
Interest expense	(100.0)	(0.1)	(1.3)	—	(101.4)
Foreign exchange gain (loss), net	(3.2)	(0.1)	1.2	—	(2.1)
Equity in earnings of subsidiaries	(60.5)	—	—	60.5	—
Miscellaneous, net	2.7	7.8	(7.0)	—	3.5
Income (loss) from continuing operations before taxes	(220.3)	(61.0)	(16.6)	59.6	(238.3)
Income tax (benefit) expense	(52.1)	(28.6)	13.1	—	(67.6)
Income (loss) from continuing operations, net of tax	(168.2)	(32.4)	(29.7)	59.6	(170.7)
Income from discontinued operations, net of tax	135.2	—	8.5	—	143.7
Net income (loss)	(33.0)	(32.4)	(21.2)	59.6	(27.0)
Income attributable to noncontrolling interests, net of tax	—	—	6.0	—	6.0
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(33.0)	$(32.4)	$(27.2)	$59.6	$(33.0)
Comprehensive income (loss)	$(56.2)	$(32.4)	$(55.7)	$97.3	$(47.0)
Less: comprehensive income attributable to noncontrolling interests	—	—	9.2	—	9.2
Comprehensive income (loss) attributable to Diebold Nixdorf, Incorporated	$(56.2)	$(32.4)	$(64.9)	$97.3	$(56.2)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2015

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated

Net sales	$959.3	$171.4	$1,458.4	$(169.8)	$2,419.3
Cost of sales	645.7	181.2	1,109.2	(168.8)	1,767.3
Gross profit (loss)	313.6	(9.8)	349.2	(1.0)	652.0
Selling and administrative expense	268.5	10.6	209.1	—	488.2
Research, development and engineering expense	8.3	59.3	19.3	—	86.9
Impairment of assets	—	9.1	9.8	—	18.9
(Gain) loss on sale of assets, net	0.3	—	(0.9)	—	(0.6)
	277.1	79.0	237.3	—	593.4
Operating profit (loss)	36.5	(88.8)	111.9	(1.0)	58.6
Other income (expense)
Interest income	0.2	1.0	24.8	—	26.0
Interest expense	(30.3)	(0.2)	(2.0)	—	(32.5)
Foreign exchange gain (loss), net	4.0	(0.5)	(13.5)	—	(10.0)
Equity in earnings of subsidiaries	29.4	—	—	(29.4)	—
Miscellaneous, net	(9.3)	13.2	51.3	(51.5)	3.7
Income (loss) from continuing operations before taxes	30.5	(75.3)	172.5	(81.9)	45.8
Income tax (benefit) expense	(28.3)	(12.1)	26.7	—	(13.7)
Income (loss) from continuing operations, net of tax	58.8	(63.2)	145.8	(81.9)	59.5
Income from discontinued operations, net of tax	14.9	—	1.0	—	15.9
Net income (loss)	73.7	(63.2)	146.8	(81.9)	75.4
Income attributable to noncontrolling interests, net of tax	—	—	1.7	—	1.7
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$73.7	$(63.2)	$145.1	$(81.9)	$73.7
Comprehensive income (loss)	$(53.9)	$(63.2)	$0.2	$64.1	$(52.8)
Less: comprehensive income attributable to noncontrolling interests	—	—	3.2	—	3.2
Comprehensive income (loss) attributable to Diebold Nixdorf, Incorporated	$(53.9)	$(63.2)	$(3.0)	$64.1	$(56.0)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2014

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated

Net sales	$946.0	$217.8	$1,788.0	$(217.0)	$2,734.8
Cost of sales	610.0	229.0	1,384.1	(214.5)	2,008.6
Gross profit (loss)	336.0	(11.2)	403.9	(2.5)	726.2
Selling and administrative expense	265.9	11.2	201.3	—	478.4
Research, development and engineering expense	8.3	64.8	20.5	—	93.6
Impairment of assets	—	—	2.1	—	2.1
(Gain) loss on sale of assets, net	(12.0)	0.9	(1.8)	—	(12.9)
	262.2	76.9	222.1	—	561.2
Operating profit (loss)	73.8	(88.1)	181.8	(2.5)	165.0
Other income (expense)
Interest income	0.9	1.7	31.9	—	34.5
Interest expense	(27.3)	(0.3)	(3.8)	—	(31.4)
Foreign exchange gain (loss), net	(0.4)	—	(11.4)	—	(11.8)
Equity in earnings of subsidiaries	(459.6)	—	—	459.6	—
Miscellaneous, net	530.6	22.4	(554.7)	0.1	(1.6)
Income (loss) from continuing operations before taxes	118.0	(64.3)	(356.2)	457.2	154.7
Income tax (benefit) expense	13.6	(17.8)	51.6	—	47.4
Income (loss) from continuing operations, net of tax	104.4	(46.5)	(407.8)	457.2	107.3
Income (loss) from discontinued operations, net of tax	10.0	—	(0.3)	—	9.7
Net income (loss)	114.4	(46.5)	(408.1)	457.2	117.0
Income attributable to noncontrolling interests, net of tax	—	—	2.6	—	2.6
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$114.4	$(46.5)	$(410.7)	$457.2	$114.4
Comprehensive income (loss)	$(21.9)	$(46.5)	$(488.1)	$536.1	$(20.4)
Less: comprehensive income attributable to noncontrolling interests	—	—	1.4	—	1.4
Comprehensive income (loss) attributable to Diebold Nixdorf, Incorporated	$(21.9)	$(46.5)	$(489.5)	$536.1	$(21.8)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2016

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
Net cash provided by operating activities	$(147.2)	$(43.2)	$232.6	$(13.8)	$28.4

Cash flow from investing activities
Payments for acquisitions, net of cash acquired	(995.2)	—	110.6	—	(884.6)
Proceeds from maturities of investments	(1.9)	—	226.9	—	225.0
Proceeds from sale of foreign currency option and forward contracts, net	16.2	—	—	—	16.2
Payments for purchases of investments	—	—	(243.5)	—	(243.5)
Proceeds from divestitures and the sale of assets	—	—	31.3	—	31.3
Capital expenditures	(9.2)	(1.0)	(29.3)	—	(39.5)
Increase in certain other assets	0.5	(6.8)	(21.9)	—	(28.2)
Capital contributions and loans paid	(270.2)	—	(1,119.3)	1,389.5	—
Proceeds from intercompany loans	106.4	—	—	(106.4)	—
Net cash provided (used) by investing activities - continuing operations	(1,153.4)	(7.8)	(1,045.2)	1,283.1	(923.3)
Net cash used in investing activities - discontinued operations	361.9	—	—	—	361.9
Net cash provided (used) by investing activities	(791.5)	(7.8)	(1,045.2)	1,283.1	(561.4)

Cash flow from financing activities
Dividends paid	(64.6)	—	(13.8)	13.8	(64.6)
Debt issuance costs	(39.2)	—	—	—	(39.2)
Revolving debt borrowings (repayments), net	(178.0)	—	—	—	(178.0)
Other debt borrowings	1,781.3	—	56.4	—	1,837.7
Other debt repayments	(439.6)	(1.2)	(221.7)	—	(662.5)
Distribution to noncontrolling interest holders	—	—	(10.2)	—	(10.2)
Excess tax benefits from share-based compensation	0.3	—	—	—	0.3
Issuance of common shares	0.3	—	—	—	0.3
Repurchase of common shares	(2.2)	—	—	—	(2.2)
Capital contributions received and loans incurred	—	133.3	1,256.2	(1,389.5)	—
Payments on intercompany loans	—	(86.7)	(19.7)	106.4	—
Net cash provided (used) by financing activities	1,058.3	45.4	1,047.2	(1,269.3)	881.6
Effect of exchange rate changes on cash	—	—	(8.0)	—	(8.0)
Increase (decrease) in cash and cash equivalents	119.6	(5.6)	226.6	—	340.6
Add: Cash overdraft included in assets held for sale at beginning of year	(1.5)	—	—	—	(1.5)
Less: Cash overdraft included in assets held for sale at end of year	—	—	—	—	—
Cash and cash equivalents at the beginning of the year	20.3	7.9	285.4	—	313.6
Cash and cash equivalents at the end of the period	$138.4	$2.3	$512.0	$—	$652.7

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2015

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
Net cash provided by operating activities	$1.1	$(26.2)	$97.5	$(35.7)	$36.7

Cash flow from investing activities
Payments for acquisitions, net of cash acquired	—	—	(59.4)	—	(59.4)
Proceeds from maturities of investments	(2.1)	—	178.2	—	176.1
Payments for purchases of investments	—	—	(125.5)	—	(125.5)
Proceeds from divestitures and the sale of assets	—	3.5	1.5	—	5.0
Capital expenditures	(34.9)	(5.9)	(11.5)	—	(52.3)
Increase in certain other assets	(6.5)	(6.6)	6.8	—	(6.3)
Capital contributions and loans paid	(205.4)	—	(3.8)	209.2	—
Proceeds from intercompany loans	173.0	—	—	(173.0)	—
Net cash provided (used) by investing activities - continuing operations	(75.9)	(9.0)	(13.7)	36.2	(62.4)
Net cash used in investing activities - discontinued operations	(2.5)	—	—	—	(2.5)
Net cash provided (used) by investing activities	(78.4)	(9.0)	(13.7)	36.2	(64.9)

Cash flow from financing activities
Dividends paid	(75.6)	—	(35.7)	35.7	(75.6)
Debt issuance costs	(6.0)	—	—	—	(6.0)
Revolving debt borrowings (repayments), net	180.8	—	(25.0)	—	155.8
Other debt borrowings	—	—	135.8	—	135.8
Other debt repayments	(14.8)	(0.8)	(153.1)	—	(168.7)
Distribution to noncontrolling interest holders	0.1	—	(0.2)	—	(0.1)
Excess tax benefits from share-based compensation	0.5	—	—	—	0.5
Issuance of common shares	3.5	—	—	—	3.5
Repurchase of common shares	(3.0)	—	—	—	(3.0)
Capital contributions received and loans incurred	—	179.3	29.9	(209.2)	—
Payments on intercompany loans	—	(137.9)	(35.1)	173.0	—
Net cash provided by (used in) financing activities	85.5	40.6	(83.4)	(0.5)	42.2
Effect of exchange rate changes on cash	—	—	(23.9)	—	(23.9)
Increase (decrease) in cash and cash equivalents	8.2	5.4	(23.5)	—	(9.9)
Add: Cash overdraft included in assets held for sale at beginning of year	(4.1)	—	—	—	(4.1)
Less: Cash overdraft included in assets held for sale at end of year	(1.5)	—	—	—	(1.5)
Cash and cash equivalents at the beginning of the year	14.7	2.5	308.9	—	326.1
Cash and cash equivalents at the end of the period	$20.3	$7.9	$285.4	$—	$313.6

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2016
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2014

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
Net cash provided by operating activities	$154.6	$(3.5)	$132.6	$(96.8)	$186.9

Cash flow from investing activities
Payments for acquisitions, net of cash acquired	—	—	(11.7)	—	(11.7)
Proceeds from maturities of investments	2.3	—	475.1	—	477.4
Proceeds from sale of investments	—	—	39.6	—	39.6
Payments for purchases of investments	(4.0)	—	(424.7)	—	(428.7)
Proceeds from divestitures and sale of assets	—	—	18.4	—	18.4
Capital expenditures	(44.1)	(1.4)	(14.6)	—	(60.1)
Increase in certain other assets	(14.4)	(15.6)	10.2	—	(19.8)
Capital contributions and loans paid	(233.7)	—	(10.1)	243.8	—
Proceeds from intercompany loans	184.8	—	—	(184.8)	—
Net cash provided (used) by investing activities - continuing operations	(109.1)	(17.0)	82.2	59.0	15.1
Net cash used in investing activities - discontinued operations	(1.3)	—	—	—	(1.3)
Net cash provided (used) by investing activities	(110.4)	(17.0)	82.2	59.0	13.8

Cash flow from financing activities
Dividends paid	(74.9)	—	(96.8)	96.8	(74.9)
Debt issuance costs	(1.4)	—	—	—	(1.4)
Revolving debt borrowings (repayments), net	26.0	—	(24.0)	—	2.0
Other debt borrowings	—	(0.3)	157.9	—	157.6
Other debt repayments	—	0.2	(175.7)	—	(175.5)
Distribution to noncontrolling interest holders	—	—	(2.2)	—	(2.2)
Excess tax benefits from share-based compensation	0.5	—	—	—	0.5
Issuance of common shares	14.6	—	—	—	14.6
Repurchase of common shares	(1.9)	—	—	—	(1.9)
Capital contributions received and loans incurred	—	177.7	66.1	(243.8)	—
Payments on intercompany loans	—	(156.6)	(28.2)	184.8	—
Net cash provided by (used in) financing activities	(37.1)	21.0	(102.9)	37.8	(81.2)
Effect of exchange rate changes on cash	—	—	(28.2)	—	(28.2)
Increase (decrease) in cash and cash equivalents	7.1	0.5	83.7	—	91.3
Add: Cash overdraft included in assets held for sale at beginning of year	(0.6)	—	—	—	(0.6)
Less: Cash overdraft included in assets held for sale at end of year	(4.1)	—	—	—	(4.1)
Cash and cash equivalents at the beginning of the year	4.1	2.0	225.2	—	231.3
Cash and cash equivalents at the end of the year	$14.7	$2.5	$308.9	$—	$326.1

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A: CONTROLS AND PROCEDURES
(in millions)

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. On August 15, 2016, the Company acquired Diebold Nixdorf AG. The scope of the Company's assessment of the effectiveness of internal control over financial reporting did not include this acquisition. The percentage of total assets attributable to the acquisition represents $2,753.0, of the related consolidated financial statement amounts as of December 31, 2016. The total revenue attributable to the acquisition represents $1,054.8 of the related consolidated financial statement amounts for the year ended December 31, 2016.

This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from the Company's scope in the year of acquisition. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

(a)   MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control-Integrated Framework (2013 framework)” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2016.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2016 excluded from the scope of its assessment of internal control over financial reporting the operations and related assets of the Acquisition, which was acquired during 2016. SEC guidelines permit companies to omit an acquired business's internal controls over financial reporting from its management's assessment during the first year of an acquisition.

KPMG LLP, the Company's independent registered public accounting firm, has issued an auditor's report on management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. This report is included in Item 8 of this annual report on Form 10-K.

(b)   CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We completed a phased implementation of enterprise resource planning systems in our NA operations. We believe we maintained appropriate internal controls during the implementation period and appropriate internal controls are in place post implementation. On August 15, 2016, the Company completed the acquisition of Diebold Nixdorf AG. As permitted by SEC guidance, the scope of management’s evaluation of internal control over financial reporting as of December 31, 2016 did not include the internal control over financial reporting of the Acquisition. However, we are extending our oversight and monitoring processes that support our internal control over financial reporting to include Diebold Nixdorf AG's operations.

During the year ended December 31, 2016, there have been no other changes in our internal control over financial reporting during the period covered by this quarterly report on 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION
None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors of the Company, including the audit committee and the designated audit committee financial experts, is included in the Company’s proxy statement for the 2017 Annual Meeting of Shareholders (the 2017 Annual Meeting) and is incorporated herein by reference. Information with respect to any material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors is included in the Company’s proxy statement for the 2017 Annual Meeting and is incorporated herein by reference. The following table summarizes information regarding executive officers of the Company:

Name, Age, Title and Year Elected to Present Office	Other Positions Held Last Five Years
Andreas W. Mattes — 55 Chief Executive Officer Year elected: 2013	2011-Jun 2013: Senior Vice President, Global Strategic Partnerships, Violin Memory (computer storage systems)
Eckard Heidloff — 60 President Year elected: 2016	2007-Aug 2016: President and Chief Executive Officer, Wincor Nixdorf AG
Christopher A. Chapman — 42 Senior Vice President and Chief Financial Officer Year elected: 2014	2011 - Jun 2014: Vice President, Global Finance, 2004- 2011: Vice President, Controller, International Operations
Jürgen Wunram — 58 Senior Vice President and Chief Operating Officer Year elected: 2016
Aug 2016-Feb 2017: Senior Vice President, Chief Integration Officer and Retail Lead 2007-Aug 2016: Chief Financial Officer, Chief Operating Officer, and a member of the executive board for Wincor Nixdorf AG

Jonathan B. Leiken — 45 Senior Vice President, Chief Legal Officer and General Counsel Year elected: 2014	2008 - May 2014: Partner, Jones Day (global legal services)
Alan Kerr — 60 Senior Vice President, Software Year elected: 2016	2014-Aug 2016: Executive Vice President, Software Solutions for Diebold, Incorporated; 2008-2012: Executive Vice President, Field Operations for Kofax (business process automation software)
Olaf Heyden — 53 Senior Vice President, Services Year elected: 2016
2013-Aug 2016: Executive Vice President, Software and Services, and a member of the executive board for Wincor Nixdorf AG; 2011-2013: Chief Executive Officer for Freudenberg IT KG (information technology services)

Ulrich Näher — 51 Senior Vice President, Systems Year elected: 2016
Mar 2016-Aug 2016: Executive Vice President of Systems Business and member of the board of directors for Wincor Nixdorf AG; 2015-Mar 2016: Senior Vice President of Research and Development at Wincor Nixdorf AG; 2006-2015: Senior Partner at McKinsey and Company (management and consulting)

There is no family relationship, either by blood, marriage or adoption, between any of the executive officers of the Company.

CODE OF BUSINESS ETHICS

All of the directors, executive officers and employees of the Company are required to comply with certain policies and protocols concerning business ethics and conduct, which we refer to as our Code of Business Ethics (COBE). The COBE applies not only to the Company, but also to all of those domestic and international companies in which the Company owns or controls a majority interest. The COBE describes certain responsibilities that the directors, executive officers and employees have to the Company, to each other and to the Company’s global partners and communities including, but not limited to, compliance with laws, conflicts of interest, intellectual property and the protection of confidential information. The COBE is available on the Company’s web site at www.dieboldnixdorf.com or by written request to the Corporate Secretary.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Information with respect to Section 16(a) beneficial ownership reporting compliance is included in the Company’s proxy statement for the 2017 Annual Meeting and is incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

Information with respect to executive officers' and directors' compensation is included in the Company’s proxy statement for the 2017 Annual Meeting and is incorporated herein by reference. Information with respect to compensation committee interlocks and insider participation and the compensation committee report is included in the Company’s proxy statement for the 2017 Annual Meeting and is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management is included in the Company’s proxy statement for the 2017 Annual Meeting and is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
Stock options	1,689,172	$31.98	N/A
Restricted stock units	1,154,015	N/A	N/A
Performance shares	1,241,403	N/A	N/A
Non-employee director deferred shares	125,800	N/A	N/A
Deferred compensation	8,311	N/A	N/A
Total equity compensation plans approved by security holders	4,218,701	$31.98	4,100,000

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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions and director independence is included in the Company’s proxy statement for the 2017 Annual Meeting and is incorporated herein by reference.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accountant fees and services is included in the Company’s proxy statement for the 2017 Annual Meeting and is incorporated herein by reference.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Documents filed as a part of this annual report on Form 10-K.

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets at December 31, 2016 and 2015

•	Consolidated Statements of Operations for the Years Ended December 31, 2016, 2015 and 2014

•	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2016, 2015 and 2014

•	Consolidated Statements of Equity for the Years Ended December 31, 2016, 2015 and 2014

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014

•	Notes to Consolidated Financial Statements
(a) 2. Financial statement schedule
The following schedule is included in this Part IV, and is found in this annual report on Form 10-K:

•	Schedule II - Valuation and Qualifying Accounts
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

3.1(ii)	Amended and Restated Code of Regulations — incorporated by reference to Exhibit 3.1(ii) to Registrant’s Form 8-K filed on December 12, 2016 (Commission File No. 1-4879)
3.2
Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996 (Commission File No. 1-4879)

3.3
Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K for the year ended December 31, 1998 (Commission File No. 1-4879)

3.4
Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated - incorporated by reference to Exhibit 3.1(i) to Registrant’s Form 8-K filed on December 12, 2016 (Commission File No. 1-4879)

4.1
Indenture, dated as of April 19, 2016, among Diebold, Incorporated, as issuer, the subsidiaries of Diebold, Incorporated named therein as guarantors and U.S. Bank National Association, as trustee - incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on April 19, 2016 (Commission File No. 1-4879)

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

*10.24	CEO Common Shares Award Agreement — incorporated by reference to Exhibit 4.5 to Registrant’s Form S-8 filed on August 15, 2013 (Registration Statement No. 333-190626)
*10.25	2014 Non-Qualified Stock Purchase Plan — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on April 30, 2014 (Commission File No. 1-4879)
*10.26	Form of Long-Term Incentive Deferred Share Agreement (2014) — incorporated by reference to Exhibit 10.22 to Registrant’s Form 10-K for the year ended December 31, 2014 (Commission File No. 1-4879)
*10.27	Form of Performance Share Agreement — incorporated by reference to Exhibit 10.27 to Registrant’s Form 10-K for the year ended December 31, 2015 (Commission File No. 1-4879)
*10.28	Form of Nonqualified Stock Option Agreement — incorporated by reference to Exhibit 10.28 to Registrant’s Form 10-K for the year ended December 31, 2015 (Commission File No. 1-4879)
*10.29	Form of Restricted Stock Unit Agreement - Cliff Vesting — incorporated by reference to Exhibit 10.29 to Registrant’s Form 10-K for the year ended December 31, 2015 (Commission File No. 1-4879)
*10.30	Form of Restricted Stock Unit Agreement - Ratable Vesting — incorporated by reference to Exhibit 10.30 to Registrant’s Form 10-K for the year ended December 31, 2015 (Commission File No. 1-4879)
*10.31	Form of Restricted Share Agreement — incorporated by reference to Exhibit 10.31 to Registrant’s Form 10-K for the year ended December 31, 2015 (Commission File No. 1-4879)

10.32
Registration Rights Agreement, dated as of April 19, 2016, among Diebold, Incorporated, the subsidiaries of Diebold, Incorporated named therein as guarantors and the initial purchasers listed therein - incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 19, 2016 (Commission File No. 1-4879)

10.33
Second Amendment, dated as of May 6, 2016, by and among Diebold, Incorporated and the subsidiary borrowers party thereto, as borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto - incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 12, 2016 (Commission File No. 1-4879)

10.34
Third Amendment, dated as of August 16, 2016, by and among Diebold, Incorporated and the subsidiary borrowers party thereto, as borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto

10.35
Domination and Profit and Loss Transfer Agreement, dated September 26, 2016, by and among Diebold Holding Germany Inc. & Co. KGaA and Wincor Nixdorf AG (English translation) - incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on September 29, 2016 (Commission File No. 1-4879)

10.36	Form of Synergy Grant Performance Share Agreement - incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 7, 2017 (Commission File No. 1-4879)
10.37	Jürgen Wunram service agreement
10.38	Eckard Heidloff service agreement
10.39	Eckard Heidloff severance agreement
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of the Registrant as of December 31, 2016
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15(b) of this annual report.

(b)	Refer to page 132 of this annual report on Form 10-K for an index of exhibits, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIEBOLD NIXDORF, INCORPORATED
Date: February 24, 2017

By:  /s/ Andreas W. Mattes
Andreas W. Mattes
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andreas W. Mattes	Chief Executive Officer (Principal Executive Officer)	February 24, 2017
Andreas W. Mattes

/s/ Christopher A. Chapman	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2017
Christopher A. Chapman

*	Director	February 24, 2017
Jürgen Wunram

*	Director	February 24, 2017
Patrick W. Allender

*	Director	February 24, 2017
Phillip R. Cox

*	Director	February 24, 2017
Richard L. Crandall

*	Director	February 24, 2017
Alexander Dibelius

*	Director	February 24, 2017
Dieter Duesedau

*	Director	February 24, 2017
Gale S. Fitzgerald

*	Director	February 24, 2017
Gary G. Greenfield

*	Director	February 24, 2017
Robert S. Prather, Jr.

*	Director	February 24, 2017
Rajesh K. Soin

*	Director	February 24, 2017
Henry D.G. Wallace

*	Director	February 24, 2017
Alan J. Weber

*
The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of the Registrant and filed with the Securities and Exchange Commission on behalf of such officers and directors.

Date: February 24, 2017
*By:  /s/ Jonathan B. Leiken
Jonathan B. Leiken
Attorney-in-Fact

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(in millions)

		Additions
	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts (1)	Deductions (2)	Balance at end of year
Year ended December 31, 2016
Allowance for doubtful accounts	$31.7	22.9	1.7	5.9	$50.4
Year ended December 31, 2015
Allowance for doubtful accounts	$20.9	15.8	(4.0)	1.0	$31.7
Year ended December 31, 2014
Allowance for doubtful accounts	$23.3	13.4	(1.7)	14.1	$20.9

(1)    Net effects of foreign currency translation.
(2)    Uncollectible accounts written-off, net of recoveries.

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION
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

3.1(ii)	Amended and Restated Code of Regulations — incorporated by reference to Exhibit 3.1(ii) to Registrant’s Form 8-K filed on December 12, 2016 (Commission File No. 1-4879)
3.2
Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996 (Commission File No. 1-4879)

3.3
Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K for the year ended December 31, 1998 (Commission File No. 1-4879)

3.4
Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated - incorporated by reference to Exhibit 3.1(i) to Registrant’s Form 8-K filed on December 12, 2016 (Commission File No. 1-4879)

4.1
Indenture, dated as of April 19, 2016, among Diebold, Incorporated, as issuer, the subsidiaries of Diebold, Incorporated named therein as guarantors and U.S. Bank National Association, as trustee - incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on April 19, 2016 (Commission File No. 1-4879)

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

*10.24	CEO Common Shares Award Agreement — incorporated by reference to Exhibit 4.5 to Registrant’s Form S-8 filed on August 15, 2013 (Registration Statement No. 333-190626)
*10.25	2014 Non-Qualified Stock Purchase Plan — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on April 30, 2014 (Commission File No. 1-4879)
*10.26	Form of Long-Term Incentive Deferred Share Agreement (2014) — incorporated by reference to Exhibit 10.22 to Registrant’s Form 10-K for the year ended December 31, 2014 (Commission File No. 1-4879)
*10.27	Form of Performance Share Agreement — incorporated by reference to Exhibit 10.27 to Registrant’s Form 10-K for the year ended December 31, 2015 (Commission File No. 1-4879)
*10.28	Form of Nonqualified Stock Option Agreement — incorporated by reference to Exhibit 10.28 to Registrant’s Form 10-K for the year ended December 31, 2015 (Commission File No. 1-4879)
*10.29	Form of Restricted Stock Unit Agreement - Cliff Vesting — incorporated by reference to Exhibit 10.29 to Registrant’s Form 10-K for the year ended December 31, 2015 (Commission File No. 1-4879)
*10.30	Form of Restricted Stock Unit Agreement - Ratable Vesting — incorporated by reference to Exhibit 10.30 to Registrant’s Form 10-K for the year ended December 31, 2015 (Commission File No. 1-4879)
*10.31	Form of Restricted Share Agreement — incorporated by reference to Exhibit 10.31 to Registrant’s Form 10-K for the year ended December 31, 2015 (Commission File No. 1-4879)
10.32
Registration Rights Agreement, dated as of April 19, 2016, among Diebold, Incorporated, the subsidiaries of Diebold, Incorporated named therein as guarantors and the initial purchasers listed therein - incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 19, 2016 (Commission File No. 1-4879)

10.33
Second Amendment, dated as of May 6, 2016, by and among Diebold, Incorporated and the subsidiary borrowers party thereto, as borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto - incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 12, 2016 (Commission File No. 1-4879)

10.34
Third Amendment, dated as of August 16, 2016, by and among Diebold, Incorporated and the subsidiary borrowers party thereto, as borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto

10.35
Domination and Profit and Loss Transfer Agreement, dated September 26, 2016, by and among Diebold Holding Germany Inc. & Co. KGaA and Wincor Nixdorf AG (English translation) - incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on September 29, 2016 (Commission File No. 1-4879)

10.36	Form of Synergy Grant Performance Share Agreement - incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 7, 2017 (Commission File No. 1-4879)
10.37	Jürgen Wunram service agreement
10.38	Eckard Heidloff service agreement

10.39	Eckard Heidloff severance agreement
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of the Registrant as of December 31, 2016
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document