Form 10-Q
period 2017-03-31
DIEBOLD NIXDORF, Inc
filed 2017-05-04
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-4879
_________________________________________________
Diebold Nixdorf, Incorporated
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer (Do not check if a smaller reporting company)	☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding as of April 27, 2017 was 75,476,898.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Form 10-Q

Part I – Financial Information
Item 1: Financial Statements
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share and per share amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$490.1	$652.7
Short-term investments	77.7	64.1
Trade receivables, less allowances for doubtful accounts of $58.1 and $50.4, respectively	880.6	835.9
Inventories	761.1	737.7
Prepaid expenses	63.6	60.7
Income taxes	122.5	85.2
Other current assets	205.9	183.3
Total current assets	2,601.5	2,619.6
Securities and other investments	94.5	94.7
Property, plant and equipment, net of accumulated depreciation and amortization of $491.5 and $477.0, respectively	382.2	387.0
Goodwill	1,011.7	998.3
Deferred income taxes	312.3	309.5
Finance lease receivables	22.9	25.2
Customer relationships, net	587.5	596.3
Other intangible assets, net	166.0	176.6
Other assets	66.0	63.1
Total assets	$5,244.6	$5,270.3
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities
Notes payable	$77.7	$106.9
Accounts payable	541.2	560.5
Deferred revenue	490.0	404.2
Payroll and other benefits liabilities	169.0	172.5
Other current liabilities	568.3	580.4
Total current liabilities	1,846.2	1,824.5
Long-term debt	1,689.7	1,691.4
Pensions, post-retirement and other benefits	292.6	297.2
Deferred income taxes	290.3	300.6
Other liabilities	108.0	87.7
Commitments and contingencies
Redeemable noncontrolling interests	449.9	44.1
Equity
Diebold Nixdorf, Incorporated shareholders' equity
Preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Common shares, $1.25 par value, 125,000,000 authorized shares, 90,403,524 and 89,924,378 issued shares, 75,461,453 and 75,144,784 outstanding shares, respectively	113.0	112.4
Additional capital	687.2	720.0
Retained earnings	596.3	662.7
Treasury shares, at cost (14,942,071 and 14,779,597 shares, respectively)	(567.0)	(562.4)
Accumulated other comprehensive loss	(296.4)	(341.3)
Total Diebold Nixdorf, Incorporated shareholders' equity	533.1	591.4
Noncontrolling interests	34.8	433.4
Total equity	567.9	1,024.8
Total liabilities, redeemable noncontrolling interests and equity	$5,244.6	$5,270.3
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)
(in millions, except per share amounts)

	Three Months Ended
	March 31,
	2017	2016
Net sales
Services and software	$683.6	$341.1
Systems	419.2	168.5
	1,102.8	509.6
Cost of sales
Services and software	505.5	230.9
Systems	354.8	139.9
	860.3	370.8
Gross profit	242.5	138.8
Selling and administrative expense	247.0	125.6
Research, development and engineering expense	41.4	18.5
Impairment of assets	3.1	—
(Gain) loss on sale of assets, net	(0.4)	0.4
	291.1	144.5
Operating profit (loss)	(48.6)	(5.7)
Other income (expense)
Interest income	6.4	4.9
Interest expense	(30.8)	(11.5)
Foreign exchange gain (loss), net	(3.1)	(2.4)
Miscellaneous, net	1.3	34.6
Income (loss) from continuing operations before taxes	(74.8)	19.9
Income tax (benefit) expense	(22.6)	(0.8)
Income (loss) from continuing operations, net of tax	(52.2)	20.7
Income (loss) from discontinued operations, net of tax	—	147.8
Net income (loss)	(52.2)	168.5
Net income attributable to noncontrolling interests	6.6	0.3
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(58.8)	$168.2

Basic weighted-average shares outstanding	75.3	65.1
Diluted weighted-average shares outstanding	75.3	65.7

Basic earnings (loss) per share
Income (loss) from continuing operations, net of tax	$(0.78)	$0.31
Income (loss) from discontinued operations, net of tax	—	2.27
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(0.78)	$2.58

Diluted earnings (loss) per share
Income (loss) from continuing operations, net of tax	$(0.78)	$0.31
Income (loss) from discontinued operations, net of tax	—	2.25
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(0.78)	$2.56

Amounts attributable to Diebold Nixdorf, Incorporated
Income (loss) before discontinued operations, net of tax	$(58.8)	$20.4
Income (loss) from discontinued operations, net of tax	—	147.8
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(58.8)	$168.2

Common dividends declared and paid per share	$0.1000	$0.2875
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in millions)

	Three Months Ended
	March 31,
	2017	2016
Net income (loss)	$(52.2)	$168.5
Other comprehensive income (loss), net of tax
Translation adjustment	49.3	32.8
Foreign currency hedges (net of tax of $1.2 and $1.9, respectively)	(2.2)	(3.6)
Interest rate hedges
Net gain recognized in other comprehensive income (net of tax of $(0.8) for the three months ended March 31, 2017)	2.0	—
Reclassification adjustment for amounts recognized in net income	(0.3)	(0.1)
	1.7	(0.1)
Pension and other post-retirement benefits
Net actuarial loss amortization (net of tax of $1.5 and $(0.5), respectively)	(3.9)	0.9
Other comprehensive income (loss), net of tax	44.9	30.0
Comprehensive income (loss)	(7.3)	198.5
Less: comprehensive income (loss) attributable to noncontrolling interests	6.6	0.4
Comprehensive income (loss) attributable to Diebold Nixdorf, Incorporated	$(13.9)	$198.1
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Three Months Ended
	March 31,
	2017	2016
Cash flow from operating activities
Net income (loss)	$(52.2)	$168.5
Income (loss) from discontinued operations, net of tax	—	147.8
Income (loss) from continuing operations, net of tax	(52.2)	20.7
Adjustments to reconcile net income (loss) to cash flow used by operating activities:
Depreciation and amortization	58.6	15.0
Share-based compensation	6.8	5.6
Excess tax benefits from share-based compensation	(0.1)	—
(Gain) loss on sale of assets, net	(0.4)	0.4
Impairment of assets	3.1	—
Equity in earnings of investees	0.8	—
Gain on foreign currency option contracts, net	—	(36.5)
Changes in certain assets and liabilities
Trade receivables	(36.8)	(36.6)
Inventories	(16.9)	(31.9)
Prepaid expenses	(2.6)	0.1
Prepaid income taxes	(37.2)	(13.3)
Other current assets	(28.6)	(9.7)
Accounts payable	(22.4)	(37.3)
Deferred revenue	82.0	3.8
Deferred income taxes	(8.7)	4.6
Certain other assets and liabilities	(11.8)	5.2
Net cash used by operating activities - continuing operations	(66.4)	(109.9)
Net cash used by operating activities - discontinued operations	—	(5.3)
Net cash used by operating activities	(66.4)	(115.2)
Cash flow from investing activities
Proceeds from maturities of investments	84.9	35.1
Payments for purchases of investments	(95.1)	(39.5)
Proceeds from sale of assets	2.0	0.2
Capital expenditures	(12.1)	(4.7)
Increase in certain other assets	(8.7)	(4.9)
Net cash used by investing activities - continuing operations	(29.0)	(13.8)
Net cash provided by investing activities - discontinued operations	—	365.1
Net cash provided (used) by investing activities	(29.0)	351.3
Cash flow from financing activities
Dividends paid	(7.6)	(18.8)
Debt issuance costs	—	(0.8)
Restricted cash, net	—	(116.1)
Revolving credit facility borrowings (repayments), net	20.0	73.1
Other debt borrowings	19.1	17.3
Other debt repayments	(84.0)	(198.0)
Distributions and payments to noncontrolling interest holders	(15.7)	(2.0)
Excess tax benefits from share-based compensation	0.1	—
Issuance of common shares	0.3	—
Repurchase of common shares	(4.6)	(1.7)
Net cash used by financing activities	(72.4)	(247.0)
Effect of exchange rate changes on cash and cash equivalents	5.2	3.4
Increase (decrease) in cash and cash equivalents	(162.6)	(7.5)
Add: Cash overdraft included in assets held for sale at beginning of period	—	(1.5)
Cash and cash equivalents at the beginning of the period	652.7	313.6
Cash and cash equivalents at the end of the period	$490.1	$304.6
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2017
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)

Note 1: Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of Diebold Nixdorf, Incorporated and its subsidiaries (collectively, the Company) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (U.S. GAAP); however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s annual report on Form 10-K for the year ended December 31, 2016. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may involve risks and uncertainties that could significantly impact expected future results. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of results to be expected for the full year.

In August 2016, the Company acquired Diebold Nixdorf AG, formerly known as Wincor Nixdorf Aktiengesellschaft (the Acquisition). In connection with the business combination agreement related to the Acquisition, the Company announced the realignment of its lines of business to drive greater efficiency and further improve customer service. During the first quarter of 2017, the Company reorganized the management team reporting to the Chief Operating Decision Maker (CODM) and evaluated and assessed the line of business (LOB) reporting structure. The Company's reportable operating segments are based on the following three LOBs: Services, Systems, and Software. As a result, the Company reclassified comparative periods for consistency.

The Company has reclassified the presentation of certain prior-year information to conform to the current presentation.

Recently Issued Accounting Guidance

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08). The FASB issued the amendment to clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (ASU 2016-10). The FASB issued the amendment to clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (ASU 2016-11). The FASB issued the amendment to rescind the following aspects of Topic 606. Specifically, registrants should not rely on the following SEC Staff Observer comments upon adoption of Topic 606: Revenue and Expense Recognition for Freight Services in Process, which is codified in paragraph 605-20-S99-2; Accounting for Shipping and Handling Fees and Costs, which is codified in paragraph 605-45-S99-1; Accounting for Consideration Given by a Vendor to a Customer (including Reseller of the Vendor’s Products), which is codified in paragraph 605-50-S99-1; Accounting for Gas-Balancing Arrangements (that is, use of the “entitlements method”), which is codified in paragraph 932-10-S99-5. Additionally, in May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing: Narrow-Scope Improvements and Practical Expedients (ASU 2016-12). The FASB issued the amendment to improve Topic 606 by reducing the potential for diversity in practice at initial application and reducing the cost and complexity of applying Topic 606 both at transition and on an ongoing basis.

The standard along with its amendments are effective for the Company on January 1, 2018. Early application was permitted on the original adoption date of January 1, 2017. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method and we have not yet selected which transition method we will apply.

In 2015, we established a cross-functional steering committee and project implementation team to assess the impact of the standard on the Company's legacy revenue from contracts with customers. We utilized a bottoms-up approach to assess and document the impact of the standard on the Company's contract portfolio by reviewing its current accounting policies and practices against

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

application of the requirements of the new standard to identify potential differences. A broad-scope contract analysis was carried out to substantiate the results of the assessment and a business process, systems and controls review was performed to identify necessary changes to support recognition and disclosure under the new standard.

The implementation team has reported the findings and progress of the project to management and the Audit Committee of the Company's board of directors on a frequent basis over the last year. In late 2016, the impact assessment was expanded to include Diebold Nixdorf AG revenue from contracts with customers. The Company's initial assessment indicates potential for earlier timing of revenue recognition related to product shipments. The Company will continue its evaluation and assessment on the impact on the financial statements and related disclosures.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). The FASB issued the update to simplify the measurement of goodwill by eliminating step 2 from the goodwill impairment test. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. ASU 2017-04 will be effective for public companies for fiscal years beginning after December 15, 2019, including interim periods. Early adoption is permitted. The Company is evaluating the effect that ASU 2017-04 will have on its financial statements and related disclosures.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 2: Acquisitions

Diebold Nixdorf AG is one of the world's leading providers of information technology (IT) solutions and services to retail banks and the retail industry. The Acquisition is consistent with the Company's transformation into a world-class, services-led and software-enabled company, supported by innovative hardware. Diebold Nixdorf AG complements and extends its existing capabilities. The Company considered a number of factors in connection with its evaluation of the transaction, including significant strategic opportunities and potential synergies, as generally supporting its decision to enter into the business combination agreement with Diebold Nixdorf AG. The Acquisition expands the Company's global presence substantially, especially in Europe, Middle East, and Africa (EMEA). The Diebold Nixdorf AG business enhances the Company's existing portfolio. Diebold Nixdorf AG has a fiscal year end of September 30. For the twelve months ended September 30, 2016, Diebold Nixdorf AG recorded net sales of €2,578.6 as reported using International Financial Reporting Standards (IFRS) as issued by the European Union (EU).

In the fourth quarter of 2015, the Company announced its intention to acquire all 29.8 Diebold Nixdorf AG ordinary shares outstanding (33.1 total Diebold Nixdorf AG ordinary shares issued inclusive of 3.3 treasury shares) through a voluntary tender offer for €38.98 in cash and 0.434 common shares of the Company per Diebold Nixdorf AG ordinary share outstanding.

On August 15, 2016, the Company consummated the Acquisition by acquiring, through Diebold Holding Germany Inc. & Co. KGaA (Diebold KGaA), a German partnership limited by shares and a wholly owned subsidiary of the Company, 22.9 Diebold Nixdorf AG ordinary shares representing 69.2 percent of total number of Diebold Nixdorf AG ordinary shares inclusive of treasury shares (76.7 percent of all Diebold Nixdorf AG ordinary shares outstanding) in exchange for an aggregate preliminary purchase price consideration of $1,265.7, which included the issuance of 9.9 common shares of the Company. The Company financed the cash portion of the Acquisition as well as the repayment of Diebold Nixdorf AG debt outstanding with funds available under the Company’s Credit Agreement (as defined in note 13) and proceeds from the issuance and sale of the $400.0 aggregate principal amount of 8.50 percent senior notes due 2024 (the 2024 Senior Notes).

Subsequent to the closing of the Acquisition, the board of directors of the Company, the supervisory and management boards of Diebold Nixdorf AG as well as the shareholders of Diebold KGaA and Diebold Nixdorf AG on September 26, 2016 each approved the proposed the Domination and Profit and Loss Transfer Agreement (DPLTA). The DPLTA became effective by entry in the commercial register at the local court of Paderborn (Germany) on February 14, 2017.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2017
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

The following table presents the preliminary estimated fair value of the assets acquired and liabilities assumed from the Acquisition as of the date of acquisition based on the allocation of the total preliminary consideration, net of cash acquired:

Preliminary amounts recognized as of:
March 31, 2017
Trade receivables	$474.1
Inventories	487.2
Prepaid expenses	39.3
Current assets held for sale	106.6
Other current assets	79.9
Property, plant and equipment	247.1
Intangible assets	802.1
Deferred income taxes	109.7
Other assets	27.0
Total assets acquired	2,373.0

Notes payable	159.8
Accounts payable	321.5
Deferred revenue	158.0
Payroll and other benefits liabilities	191.6
Current liabilities held for sale	56.6
Other current liabilities	196.3
Pensions and other benefits	103.2
Other noncurrent liabilities	458.9
Total liabilities assumed	1,645.9

Redeemable noncontrolling interest	(46.8)
Fair value of noncontrolling interest	(407.9)
Total identifiable net assets acquired, including noncontrolling interest	272.4
Total preliminary consideration, net of cash acquired	1,155.0
Goodwill	$882.6

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2017
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

Noncontrolling interest reflects a fair value adjustment of $407.9 consisting of $386.7 related to the Diebold Nixdorf AG ordinary shares the Company did not acquire and $21.2 for the pre-existing noncontrolling interests. Noncontrolling interests with certain redemption features, such as put rights that are not within the control of the issuer and are considered redeemable noncontrolling interests. On February 14, 2017, the DPLTA became effective by entry in the commercial register of the local court of Paderborn. As a result, the carrying value of the noncontrolling interest related to the Diebold Nixdorf AG ordinary shares the Company did not acquire of $386.7, which was presented as a component of total equity as of December 31, 2016, has been reclassified to redeemable noncontrolling interest during the first quarter of 2017. For the period of time that the DPLTA is effective, the noncontrolling interest related to the Diebold Nixdorf AG ordinary shares the Company did not acquire will remain in redeemable noncontrolling interest and presented outside of equity in the condensed consolidated balance sheets of the Company.

Goodwill is calculated as the excess of the purchase price over the estimated fair values of the assets acquired and the liabilities assumed from the Acquisition, and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. This goodwill is primarily the result of anticipated synergies achieved through increased scale, a streamlined portfolio of products and solutions, higher utilization of the service organization, workforce rationalization in overlapping regions and shared back office resources. The Company has preliminarily allocated goodwill to its Services, Software and Systems reportable operating segments (refer to note 12). The goodwill associated with the Acquisition is not deductible for income tax purposes.

Net sales, income (loss) from continuing operations before taxes and net income (loss) attributable to Diebold Nixdorf, Incorporated from the Acquisition included in the Company’s results for the quarter ended March 31, 2017, are as follows:

Three Months Ended March 31, 2017
Net sales	$623.6
Income (loss) from continuing operations before taxes	$(29.6)
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(24.4)

The Acquisition's income (loss) from continuing operations before taxes subsequent to the acquisition date includes purchase accounting pretax charges related to deferred revenue of $10.4 and amortization of acquired intangibles of $31.8, offset by a reduction of $1.6 depreciation expense related to the change in useful lives.

The Company incurred deal-related costs in connection with the Acquisition, of $14.9, which are included in selling, general and administrative expenses in the Company's condensed consolidated statements of operations for three months ended March 31, 2016. No Acquisition-related deal costs have been incurred during the three months ended March 31, 2017.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The pro forma information in the table below for the three months ended March 31, 2016 includes unaudited pro forma information that represents the consolidated results of the Company as if the Acquisition occurred as of January 1, 2015:

Unaudited pro forma information
March 31, 2016
Net sales	$1,158.5
Gross profit	$294.6
Operating profit	$35.3
Net income (loss) attributable to Diebold Nixdorf, Incorporated (1)	$185.0
Net income (loss) attributable to Diebold Nixdorf, Incorporated per share - basic (1)	2.47
Net income (loss) attributable to Diebold Nixdorf, Incorporated per share - diluted (1)	2.45
Basic weighted-average shares outstanding	75.0
Diluted weighted-average shares outstanding	75.6
(1) Net income (loss) for the the three months ended March 31, 2016 includes income from discontinued operations, net of tax of $147.8.

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

Note 3: Redeemable Noncontrolling Interests

Changes in redeemable noncontrolling interests were as follows:

Redeemable Noncontrolling Interests
Balance at December 31, 2016	$44.1
Other comprehensive income (loss)	(18.6)
Redemption value adjustment	39.4
Redemption of shares	(1.7)
Reclassification of noncontrolling interest	386.7
Balance at March 31, 2017	$449.9

In connection with the Acquisition, the Company assumed pre-existing noncontrolling interests with certain redemption features, such as put rights that are not within the control of the issuer, which are considered redeemable noncontrolling interests. The redeemable noncontrolling interests were preliminarily recorded at fair value as of the Acquisition date by applying the income approach using unobservable inputs for projected cash flows and a discount rate, which are considered Level 3 inputs, and subject to change as the measurement period related to the Acquisition has not expired and purchase accounting remains preliminary. The Company adjusts the redeemable noncontrolling interest to redemption value (which approximates fair value) at each balance sheet date with changes recognized as an adjustment to additional paid-in capital. In the event the historical cost of the redeemable

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

noncontrolling interest, which represents initial cost, adjusted for contributions, distributions and the allocation of profits or losses, is in excess of estimated fair value, the Company records the redeemable noncontrolling interest at historical cost. The ultimate amount and timing of any future cash payments related to the put rights are uncertain.

Note 4: Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per share includes the dilutive effect of potential common shares outstanding. Under the two-class method of computing earnings (loss) per share, non-vested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities. The Company’s participating securities include restricted stock units (RSUs), deferred shares, and shares that were vested, but deferred by the employee. The Company calculated basic and diluted earnings (loss) per share under both the treasury stock method and the two-class method. For the three months ended March 31, 2017 and 2016, there was no impact in the per share amounts calculated under the two methods. Accordingly, the treasury stock method is disclosed below.

The following represents amounts used in computing earnings (loss) per share and the effect on the weighted-average number of shares of dilutive potential common shares:

	Three Months Ended
	March 31,
	2017	2016
Numerator
Income (loss) used in basic and diluted earnings (loss) per share
Income (loss) from continuing operations, net of tax	$(52.2)	$20.7
Net income attributable to noncontrolling interests	6.6	0.3
Income (loss) before discontinued operations, net of tax	(58.8)	20.4
Income (loss) from discontinued operations, net of tax	—	147.8
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(58.8)	$168.2
Denominator
Weighted-average number of common shares used in basic earnings (loss) per share	75.3	65.1
Effect of dilutive shares (1)	—	0.6
Weighted-average number of shares used in diluted earnings (loss) per share	75.3	65.7
Basic earnings (loss) per share
Income (loss) from continuing operations, net of tax	$(0.78)	$0.31
Income (loss) from discontinued operations, net of tax	—	2.27
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(0.78)	$2.58
Diluted earnings (loss) per share
Income (loss) from continuing operations, net of tax	$(0.78)	$0.31
Income (loss) from discontinued operations, net of tax	—	2.25
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(0.78)	$2.56

Anti-dilutive shares
Anti-dilutive shares not used in calculating diluted weighted-average shares	1.9	1.9

(1)
Incremental shares of 0.9 shares were excluded from the computation of diluted earnings (loss) per share for the three months ended March 31, 2017 because their effect is anti-dilutive due to the net loss attributable to Diebold Nixdorf, Incorporated.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 5: Equity

The following table presents changes in shareholders' equity attributable to Diebold Nixdorf, Incorporated and the noncontrolling interests:

	Three Months Ended
	March 31,
	2017	2016
Diebold Nixdorf, Incorporated shareholders' equity
Balance at beginning of period	$591.4	$412.4
Comprehensive income (loss) attributable to Diebold Nixdorf, Incorporated	(13.9)	198.1
Common shares	0.6	0.3
Additional capital (1)	(32.8)	5.3
Treasury shares	(4.6)	(1.7)
Dividends paid	(7.6)	(18.8)
Balance at end of period	$533.1	$595.6

Noncontrolling interests
Balance at beginning of period	$433.4	$23.1
Comprehensive income attributable to noncontrolling interests, net	6.6	0.4
Reclassification to redeemable noncontrolling interest	(386.7)	—
Reclassification of guaranteed dividend to accrued liabilities	(5.7)	—
Distributions to noncontrolling interest holders	(12.8)	—
Balance at end of period	$34.8	$23.5

(1)	The decrease for the three months ended March 31, 2017 is primarily attributable to the redemption value adjustment to the redeemable noncontrolling interest.

Note 6: Accumulated Other Comprehensive Income (Loss) (AOCI)

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the three months ended March 31, 2017:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2017	$(251.2)	$(5.7)	$4.6	$(89.3)	$0.3	$(341.3)
Other comprehensive income (loss) before reclassifications	49.3	(2.2)	2.0	—	—	49.1
Amounts reclassified from AOCI	—	—	(0.3)	(3.9)	—	(4.2)
Net current-period other comprehensive income (loss)	49.3	(2.2)	1.7	(3.9)	—	44.9
Balance at March 31, 2017	$(201.9)	$(7.9)	$6.3	$(93.2)	$0.3	$(296.4)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the three months ended March 31, 2016:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2016	$(215.6)	$5.0	$(0.1)	$(107.8)	$0.4	$(318.1)
Other comprehensive income (loss) before reclassifications (1)	32.6	(3.6)	—	—	—	29.0
Amounts reclassified from AOCI	—	—	(0.1)	0.9	—	0.8
Net current-period other comprehensive income (loss)	32.6	(3.6)	(0.1)	0.9	—	29.8
Balance at March 31, 2016	$(183.0)	$1.4	$(0.2)	$(106.9)	$0.4	$(288.3)

(1)	Other comprehensive income (loss) before reclassifications within the translation component excludes $0.2 of translation attributable to noncontrolling interests.

The following table summarizes the details about amounts reclassified from AOCI:

	Three Months Ended		Affected Line Item in the Statement of Operations
	2017	2016
Interest rate hedges	$(0.3)	$(0.1)	Interest expense
Pension and post-retirement benefits:
Net actuarial loss amortization (net of tax of $1.5 and $(0.5), respectively)	(3.9)	0.9	(1)
Total reclassifications for the period	$(4.2)	$0.8

(1)	Pension and other post-retirement benefits AOCI components are included in the computation of net periodic benefit cost (refer to note 14).

Note 7: Share-Based Compensation

The Company’s share-based compensation payments to employees are recognized based on their grant-date fair values during the period in which the employee is required to provide services in exchange for the award. Share-based compensation is primarily recognized as a component of selling and administrative expense. Total share-based compensation expense was $6.8 and $5.6 for the three months ended March 31, 2017 and 2016, respectively.

Options outstanding and exercisable as of March 31, 2017 under the Company’s 1991 Equity and Performance Incentive Plan (as Amended and Restated as of February 12, 2014) (the 1991 Plan) and changes during the three months ended March 31, 2017 were as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
		(per share)	(in years)
Outstanding at January 1, 2017	1.7	$31.98
Expired or forfeited	(0.2)	$39.41
Granted	0.8	$26.60
Outstanding at March 31, 2017	2.3	$29.70	8	$4.8
Options exercisable at March 31, 2017	1.1	$32.13	7	$0.7
Options vested and expected to vest at March 31, 2017 (2)	2.2	$29.80	8	$4.5

(1)
The aggregate intrinsic value (the difference between the closing price of the Company’s common shares on the last trading day of the first quarter of 2017 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders exercised their options on March 31, 2017. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common shares.

(2)	The options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding non-vested options.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table summarizes information on non-vested RSUs and performance shares relating to employees and non-employee directors for the three months ended March 31, 2017:

	Number of Shares	Weighted-Average Grant-Date Fair Value
		(per share)
RSUs:
Non-vested at January 1, 2017	1.2	$29.50
Forfeited	(0.1)	$29.64
Vested	(0.4)	$30.73
Granted	0.6	$26.63
Non-vested at March 31, 2017	1.3	$27.96
Performance Shares:
Non-vested at January 1, 2017	1.2	$31.77
Forfeited	(0.2)	$39.66
Vested	(0.2)	$23.64
Granted	1.7	$31.22
Non-vested at March 31, 2017	2.5	$31.30

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

As of March 31, 2017, there were 0.1 non-employee director deferred shares vested and outstanding.

On April 26, 2017, the Company's shareholders approved the 2017 Equity and Performance Incentive Plan, which provides for approximately 4.9 of common shares available for grant. This plan will be used to attract and retain directors, officers and employees of the Company by providing incentives and rewards for performance.

Note 8: Income Taxes

Companies are required to apply their estimated annual tax rate on a year-to-date basis in each interim period. Companies should not apply the estimated annual tax rate to interim financial results if the estimated annual tax rate is not reliably predictable. In this situation, the interim tax rate should be based on the actual year-to-date results. We are not able to reasonably estimate the annual effective tax rate for the year ending December 31, 2017, because small fluctuations in the Company's earnings before taxes could result in a material change in the estimated annual tax rate based on the current projections. For this reason, the Company does not believe the estimated annual tax rate provides a reliable estimate and as a result, the Company has computed the interim tax rate based on the actual year-to-date results.

The effective tax rate on the income (loss) from continuing operations for the three months ended March 31, 2017 was 30.2 percent compared to (4.0) percent on income for the three months ended March 31, 2016. The significant increase in the effective tax rate is due to the jurisdictional income (loss) mix and varying statutory rates in the Company’s global footprint. In addition, the negative tax rate for the three months ended March 31, 2016 was primarily attributable to the nontaxable $36.5 mark-to-market gain on foreign currency option contracts related to the Acquisition.

Note 9: Investments

The Company’s investments, primarily in Brazil, consist of certificates of deposit that are classified as available-for-sale and stated at fair value based upon quoted market prices. Unrealized gains and losses are recorded in AOCI. Realized gains and losses are recognized in investment income and are determined using the specific identification method. There were no realized gains from the sale of securities and proceeds from the sale of available-for-sale securities for the three months ended March 31, 2017 and 2016.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The Company has certain strategic alliances that are not consolidated. The Company tests these strategic alliances annually, individually and in aggregate, to determine materiality. The Company owns 40.0 percent of Inspur (Suzhou) Financial Technology Service Co. Ltd. (Inspur JV) and 43.6 percent of Aisino-Wincor Retail & Banking Systems (Shanghai) Co., Ltd. (Aisino JV). The Company engages in transactions in the ordinary course of business. The Company's strategic alliances were determined to be immaterial to the Company and were accounted for under the equity method of investments.

The Company’s investments, respectively, consist of the following:

	Cost Basis	Unrealized Gain	Fair Value
As of March 31, 2017
Short-term investments
Certificates of deposit	$77.7	$—	$77.7
Long-term investments
Assets held in a rabbi trust	$8.0	$0.9	$8.9

As of December 31, 2016
Short-term investments
Certificates of deposit	$64.1	$—	$64.1
Long-term investments
Assets held in a rabbi trust	$7.9	$0.6	$8.5

Securities and other investments also includes a cash surrender value of insurance contracts of $77.0 and $77.8 as of March 31, 2017 and December 31, 2016, respectively. In addition, securities and other investments includes an interest rate swap asset carrying value of $8.6 and $8.4 as of March 31, 2017 and December 31, 2016, respectively, which also represents fair value (refer to note 18).

Note 10: Allowance for Credit Losses

The following table summarizes the Company’s allowance for credit losses for the three months ended March 31, 2017 and 2016:

	Finance Leases	Notes Receivable	Total
Allowance for credit losses
Balance at January 1, 2017 and March 31, 2017	$0.3	$4.1	$4.4

Balance at January 1, 2016 and March 31, 2016	$0.5	$4.1	$4.6

There were no changes in provision for credit losses, recoveries and write-offs during the three months ended March 31, 2017 and 2016. As of March 31, 2017, finance leases and notes receivable individually evaluated for impairment were $56.9 and $18.6, respectively, of which $23.5 and $12.5, respectively, relates to the Acquisition, with no provision recorded. As of March 31, 2016, finance leases and notes receivable individually evaluated for impairment were $73.8 and $5.7, respectively. As of March 31, 2017 and December 31, 2016, the Company’s finance lease receivables in Brazil were $20.3 and $26.1, respectively. The decrease is related primarily to recurring customer payments for financing arrangements.

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

As of March 31, 2017 and December 31, 2016, the recorded investment in past due financing receivables on nonaccrual status was $0.5 and $0.4, respectively, and there were no recorded investments in finance receivables past due 90 days or more and still

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

accruing interest. The recorded investment in impaired notes receivable was $4.1 as of March 31, 2017 and December 31, 2016 and was fully reserved.

The following table summarizes the Company’s aging of past-due notes receivable balances:

	March 31, 2017	December 31, 2016
30-59 days past due	$—	$0.1
60-89 days past due	—	—
> 89 days past due (1)	4.0	3.9
Total past due	$4.0	$4.0

(1)	Past due notes receivable balances greater than 89 days are fully reserved.

Note 11: Inventories

Major classes of inventories are summarized as follows:

	March 31, 2017	December 31, 2016
Finished goods	$341.4	$330.5
Service parts	247.9	235.2
Raw materials and work in process	171.8	172.0
Total inventories	$761.1	$737.7

Note 12: Goodwill and Other Assets

The Company’s three reportable operating segments are Services, Software and Systems. The Company has preliminarily allocated goodwill to its Services, Software and Systems reportable operating segments. The changes in carrying amounts of goodwill within the Company's segments are summarized as follows:

	Services	Software	Systems	Total
Goodwill	$452.2	$—	$—	$452.2
Accumulated impairment losses	(290.7)	—	—	(290.7)
Balance at January 1, 2016	$161.5	$—	$—	$161.5
Goodwill acquired	459.1	238.7	184.8	882.6
Goodwill adjustment	(0.5)	—	—	(0.5)
Currency translation adjustment	(20.8)	(13.8)	(10.7)	(45.3)
Goodwill	$890.0	$224.9	$174.1	$1,289.0
Accumulated impairment losses	(290.7)	—	—	(290.7)
Balance at December 31, 2016	$599.3	$224.9	$174.1	$998.3
Currency translation adjustment	8.3	2.9	2.2	13.4
Goodwill	898.3	227.8	176.3	1,302.4
Accumulated impairment losses	(290.7)	—	—	(290.7)
Balance at March 31, 2017	$607.6	$227.8	$176.3	$1,011.7

In August 2016, the Company acquired Diebold Nixdorf AG. During the first quarter of 2017, in connection with the business combination agreement related to the Acquisition, the Company realigned its reportable operating segment to its lines of business to drive greater efficiency and further improve customer service.

The acquired Diebold Nixdorf AG goodwill is primarily the result of anticipated synergies achieved through increased scale, a streamlined portfolio of products and solutions, higher utilization of the service organization, workforce rationalization in overlapping regions and shared back office resources. The Company also expects, after completion of the business combination and related integration, to generate strong free cash flow, which would be used to make investments in innovative software and

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

solutions and reduce debt. The Company has preliminarily allocated goodwill to its Services, Software and Systems reportable operating segments.

In connection with the recasting from geographical regions to lines of business reportable operating segments, the Company has identified nine reporting units which are summarized below.

Services	Software	Systems
EMEA	EMEA	EMEA
Americas	Americas	Americas
AP	AP	AP

Management determined that the legacy Americas and Asia Pacific (AP) service reporting units had excess fair value of approximately 80.0 percent and 70.0 percent, respectively, when compared to their carrying amounts. There have been no impairment indicators identified during the three months ended March 31, 2017.

The following summarizes information on intangible assets by major category:

	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internally-developed software	$159.0	$(64.2)	$94.8	$151.0	$(53.2)	$97.8
Development costs non-software	48.7	(15.7)	33.0	48.4	(9.7)	38.7
Customer relationships	629.1	(41.6)	587.5	621.7	(25.4)	596.3
Other intangibles	87.0	(48.8)	38.2	85.3	(45.2)	40.1
Total	$923.8	$(170.3)	$753.5	$906.4	$(133.5)	$772.9

Amortization expense on capitalized software of $9.6 and $3.2 was included in service and software cost of sales for the three months ended March 31, 2017 and 2016, respectively. The Company's total amortization expense including deferred financing costs was $39.4 and $4.5 for the three months ended March 31, 2017 and 2016, respectively. The year-over-year increase in amortization expense was primarily related to the identifiable intangibles related to the Acquisition.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 13: Debt

Outstanding debt balances were as follows:

	March 31, 2017	December 31, 2016
Notes payable
Uncommitted lines of credit	$42.9	$9.4
Term Loan A Facility	18.7	17.3
Term Loan B Facility - USD	10.0	10.0
Term Loan B Facility - Euro	3.7	3.7
European Investment Bank	—	63.1
Other	2.4	3.4
	$77.7	$106.9
Long-term debt
Term Loan A Facility	$195.5	$201.3
Term Loan B Facility - USD	785.0	787.5
Term Loan B Facility - Euro	367.6	363.5
2024 Senior Notes	400.0	400.0
Other	0.7	0.8
	1,748.8	1,753.1
Long-term deferred financing fees	(59.1)	(61.7)
	$1,689.7	$1,691.4

As of March 31, 2017, the Company had various international short-term uncommitted lines of credit with borrowing limits of $226.5. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of March 31, 2017 and December 31, 2016 was 5.83 percent and 9.87 percent, respectively. The decrease in the weighted-average interest rate is attributable to a change in mix of borrowings of foreign entities. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at March 31, 2017 was $183.6.

The cash flows related to debt borrowings and repayments were as follows:

	Three Months Ended
	March 31,
	2017	2016
Revolving credit facility borrowings (repayments), net	$20.0	$73.1

Other debt borrowings
International short-term uncommitted lines of credit borrowings	$19.1	$17.3

Other debt repayments
Payments on 2006 Senior Notes	$—	$(175.0)
Payments on Term Loan A Facility under the Credit Agreement	(4.3)	(2.9)
Payments on Term Loan B Facility - USD under the Credit Agreement	(2.5)	—
Payments on Term Loan B Facility - Euro under the Credit Agreement	(1.0)	—
Payments on European Investment Bank	(63.1)	—
International short-term uncommitted lines of credit and other repayments	(13.1)	(20.1)
	$(84.0)	$(198.0)

The Company entered into a revolving and term loan credit agreement (the Credit Agreement), dated as of November 23, 2015, among the Company and certain of the Company's subsidiaries, as borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders named therein. The Credit Agreement included, among other things, mechanics for the Company’s existing

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

revolving and term loan A facilities to be refinanced under the Credit Agreement. On December 23, 2015, the Company entered into a Replacement Facilities Effective Date Amendment, which amended the Credit Agreement, among the Company, certain of the Company’s subsidiaries, the lenders identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to which the Company refinanced its $520.0 revolving and $230.0 term loan A senior unsecured credit facilities (which have been terminated and repaid in full) with, respectively, a new unsecured revolving facility (the Revolving Facility) in an amount of up to $520.0 and a new (non-delayed draw) unsecured term loan A facility (the Term Loan A Facility) on substantially the same terms as the Delayed Draw Term Facility (as defined in the Credit Agreement) in the amount of up to $230.0. The Delayed Draw Term Facility of $250.0 may be drawn up to one year after the closing date of the Acquisition. The Revolving Facility and Term Loan A Facility are subject to the same maximum consolidated net leverage ratio and minimum consolidated interest coverage ratio as the Delayed Draw Term Facility. On December 23, 2020, the Term Loan A Facility will mature and the Revolving Facility will automatically terminate. The weighted-average interest rate on outstanding revolving credit facility borrowings as of March 31, 2017 and December 31, 2016 was 2.75 percent and 2.56 percent, respectively, which is variable based on the London Interbank Offered Rate (LIBOR). The amount available under the revolving credit facility as of March 31, 2017 was $520.0.

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

The Amended and Restated Credit Agreement financial covenant ratios at March 31, 2017 are as follows:

•
a maximum total net debt to adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) leverage ratio of 4.50 for the three months ended March 31, 2017 (reducing to 4.25 on December 31, 2017, further reduced to 4.00 on December 31, 2018, and further reduced to 3.75 on June 30, 2019); and

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

In March 2006, the Company issued senior notes (2006 Senior Notes) in an aggregate principal amount of $300.0. The Company funded the repayment of $75.0 aggregate principal amount of the 2006 Senior Notes at maturity in March 2013 using borrowings under its revolving credit facility and the repayment of $175.0 aggregate principal amount of the 2006 Senior Notes that matured in March 2016, through the use of proceeds from the divestiture of the Company's North America (NA) electronic security business. Prepayment of the remaining $50.0 aggregate principal amount of the 2006 Senior Notes were paid in full on May 2, 2016. The prepayment included a make-whole premium of $3.9, which was paid in addition to the principal and interest of the 2006 Senior Notes.

The Company’s financing agreements contain various restrictive financial covenants, including net debt to capitalization, net debt to EBITDA and net interest coverage ratios. As of March 31, 2017, the Company was in compliance with the financial and other covenants within its debt agreements.

Note 14: Benefit Plans

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

In connection with the Acquisition, the Company acquired postemployment benefit plans for certain groups of employees at the Company’s new operations outside of the U.S. Plans vary depending on the legal, economic, and tax environments of the respective country. For financially significant defined benefit plans, accruals for pensions and similar commitments have been included in the results for this year. The new significant defined benefit plans are mainly arranged for employees in Germany, the Netherlands and in Switzerland:

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
FORM 10-Q as of March 31, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans and other benefits for the three months ended March 31:

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Components of net periodic benefit cost
Service cost	$3.6	$0.9	$—	$—
Interest cost	7.9	6.2	0.1	0.1
Expected return on plan assets	(8.6)	(6.7)	—	—
Recognized net actuarial loss	1.4	1.4	—	0.1
Net periodic pension benefit cost (1)	$4.3	$1.8	$0.1	$0.2
(1) The increase in net periodic pension benefit cost is a result of the Acquisition.

Contributions

There have been no significant changes to the expected 2017 plan year contribution amounts previously disclosed. For the three months ended March 31, 2017 and 2016, contributions of $6.9 and $1.1, respectively, were made to the qualified and non-qualified pension plans.

Note 15: Guarantees and Product Warranties

The Company provides its global operations guarantees and standby letters of credit through various financial institutions for suppliers, customers, regulatory agencies and insurance providers. If the Company is not able to make payment or fulfill contractual obligations, the suppliers, customers, regulatory agencies and insurance providers may draw on the pertinent bank. At March 31, 2017, the maximum future payment obligations related to these various guarantees totaled $155.7, of which $28.0 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2016, the maximum future payment obligations relative to these various guarantees totaled $183.3, of which $28.0 represented standby letters of credit to insurance providers, and no associated liability was recorded.

The Company provides its customers a manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts. As of March 31, 2017 and 2016, the Company’s warranty liability balances were $93.1 and $68.6, respectively. The increase in the warranty liability was largely attributable to the acquired warranty accruals associated with the Acquisition, which was offset by an increase in currency translation in Brazil.

Changes in the Company’s warranty liability balance are illustrated in the following table:

	2017	2016
Balance at January 1	$99.4	$73.6
Current period accruals	5.7	1.7
Current period settlements	(12.8)	(10.7)
Currency translation adjustment	0.8	4.0
Balance at March 31	$93.1	$68.6

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 16: Commitments and Contingencies

Contractual Obligations

At March 31, 2017, the Company had purchase commitments due within one year totaling $14.8 for materials through contract manufacturing agreements at negotiated prices.

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

At March 31, 2017, the Company was a party to several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the consolidated financial statements would not be materially affected by the outcome of these indirect tax claims and/or proceedings or asserted claims.

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

In March 2017, the administrative proceedings concluded and the assessment has been reduced approximately 95 percent to a total of R$17.3 including penalties and interest as of March 2017. The Company is pursuing its remedies in the judicial sphere and management continues to believe that it has valid legal positions. In addition, this matter could negatively impact Brazil federal indirect taxes in other years that remain open under statute. It is reasonably possible that the Company could be required to pay taxes, penalties and interest related to this matter, which could be material to the Company's condensed consolidated financial statements.

The Company has challenged customs rulings in Thailand seeking to retroactively collect customs duties on previous imports of ATMs. Management believes that the customs authority’s attempt to retroactively assess customs duties is in contravention of World Trade Organization agreements and, accordingly, is challenging the rulings. In the third quarter of 2015, the Company received a prospective ruling from the United States Customs Border Protection which is consistent with the Company's interpretation of the treaty in question. The Company has submitted that ruling for consideration in its ongoing dispute with Thailand. In August 2016 and February 2017, the tax court of appeals rendered two decisions in favor of the Company related to more than half of the assessments at issue. The remaining matters are currently in various stages of the appeals process and management continues to believe that the Company has a valid legal position in these appeals. Accordingly, the Company has not accrued any amount for this contingency; however, the Company cannot provide any assurance that it will not ultimately be subject to retroactive assessments.

At March 31, 2017 and December 31, 2016, the Company had an accrual related to the Brazil indirect tax matter disclosed above of $7.6 and $7.3, respectively. The movement between periods relates to the currency fluctuation in the Brazil real.

A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

could occur in excess of the estimated accrual. The Company estimated the aggregate risk at March 31, 2017 to be up to approximately $141.9 for its material indirect tax matters, of which $49.1 and $25.0, respectively, relates to the Brazil indirect tax matter and Thailand customs matter disclosed above. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire.

Legal Contingencies

At March 31, 2017, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims.

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

The Company uses derivatives to mitigate the economic consequences associated with fluctuations in currencies and interest rates. The following table summarizes the gain (loss) recognized on derivative instruments:

Derivative instrument	Classification on condensed consolidated statements of operations	Three Months Ended
		March 31,
		2017	2016
Non-designated hedges and interest rate swaps	Interest expense	$(0.8)	$(1.0)
Gain (loss) on foreign currency option contracts - acquisition related	Miscellaneous, net	—	36.5
Foreign exchange forward contracts and cash flow hedges	Foreign exchange gain (loss), net	1.2	(3.8)
Total		$0.4	$31.7

Foreign Exchange

Net Investment Hedges The Company has international subsidiaries with net balance sheet positions that generate cumulative translation adjustments within AOCI. The Company uses derivatives to manage potential changes in value of its net investments. The Company uses the forward-to-forward method for its quarterly measurement of ineffectiveness assessments of hedge effectiveness. No ineffectiveness results if the notional amount of the derivative matches the portion of the net investment designated as being hedged because the Company uses derivative instruments with underlying exchange rates consistent with its functional currency and the functional currency of the hedged net investment. Changes in value that are deemed effective are accumulated in AOCI where they will remain until they are reclassified to income together with the gain or loss on the entire investment upon substantial liquidation of the subsidiary. The fair value of the Company’s net investment hedge contracts were $(0.5) and $(0.3) as of March 31, 2017 and December 31, 2016, respectively. The net gain (loss) recognized in AOCI on net investment hedge derivative instruments was $(3.0) and $(5.5) in the three months ended March 31, 2017 and 2016, respectively.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

On August 15, 2016, the Company designated its €350.0 euro-denominated Term Loan B Facility as a net investment hedge of its investments in certain subsidiaries that use the Euro as their functional currency in order to reduce volatility in stockholders' equity caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. Dollar. The notes will bear interest at the EURIBOR plus an applicable margin of 4.25 percent. Effectiveness will be assessed at least quarterly by confirming that the respective designated net investments' net equity balances at the beginning of any period collectively continues to equal or exceed the balance outstanding on the Company's Euro-denominated term loan. Changes in value that are deemed effective are accumulated in AOCI. When the respective net investments are sold or substantially liquidated, the balance of the cumulative translation adjustment in AOCI will be reclassified into earnings. The net gain (loss) recognized in AOCI on net investment hedge foreign currency borrowings was $(6.1) for the three months ended March 31, 2017. On March 30, 2017, the Company de-designated €130.6 of its euro-denominated Term Loan B Facility.

Non-Designated Hedges A substantial portion of the Company’s operations and revenues are international. As a result, changes in foreign exchange rates can create substantial foreign exchange gains and losses from the revaluation of non-functional currency monetary assets and liabilities. The Company’s policy allows the use of foreign exchange forward contracts with maturities of up to 24 months to mitigate the impact of currency fluctuations on those foreign currency asset and liability balances. The Company elected not to apply hedge accounting to its foreign exchange forward contracts. Thus, spot-based gains/losses offset revaluation gains/losses within foreign exchange loss, net and forward-based gains/losses represent interest expense or income. The fair value of the Company’s non-designated foreign exchange forward contracts was $(2.9) and $2.6 as of March 31, 2017 and December 31, 2016, respectively.

Cash Flow Hedges The Company is exposed to fluctuations in various foreign currencies against its functional currency. At the Company, both sales and purchases are transacted in foreign currencies. Wincor Nixdorf International GmbH is the Diebold Nixdorf AG currency management center. Currency risks in the aggregate are identified, quantified, and controlled at the Wincor Nixdorf International GmbH treasury center, and furthermore, it provides foreign currencies if necessary. The Diebold Nixdorf AG subsidiaries are primarily exposed to the USD and GBP as the EUR is its functional currency. This risk is considerably reduced by natural hedging (i.e. management of sales and purchases by choice location and suppliers). For the remainder of the risk that is not naturally hedged, foreign currency forwards are used to manage the exposure between EUR-GBP and EUR-USD.

Derivative transactions are recorded on the balance sheet at fair value. For transactions designated as cash flow hedges, the effective portion of changes in the fair value are recorded in Accumulated Other Comprehensive Income and are subsequently reclassified into earnings in the period that the hedged forecasted transactions impact earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. As of March 31, 2017, the Company had the following outstanding foreign currency derivatives that were used to hedge its foreign exchange risks:

Foreign Currency Derivative	Number of Instruments	Notional Sold		Notional Purchased
Currency forward agreements (EUR-USD)	17	82.2	USD	74.5	EUR
Currency forward agreements (EUR-GBP)	13	34.5	GBP	41.0	EUR
Currency forward agreements (EUR-CAD)	1	4.5	CAD	3.2	EUR
Currency forward agreements (EUR-CZK)	1	144.0	CZK	5.4	EUR

The remaining net currency risk not hedged by forward currency transactions amounts to approximately $19.6 and £8.5 for the three months ended March 31, 2017. The flows of foreign currency are recorded centrally for Diebold Nixdorf AG and, where feasible, equalized out. No foreign currency options were transacted during the current and previous year. If the euro had been revalued and devalued respectively by 10 percent against the U.S. dollar the other components of equity (before deferred taxes) and the fair value of forward currency transactions would have been €3.7 higher, and €4.5 lower, respectively for the three months ended March 31, 2017. If the euro had been revalued and devalued respectively by 10 percent against pounds sterling as of March 31, 2017, the other components of equity (before deferred taxes) and the fair value of forward currency transactions would have been €6.9 higher and €8.4 lower, respectively, for the three months ended March 31, 2017.

Foreign Currency Option Contracts - acquisition related On November 23, 2015, the Company entered into two foreign currency option contracts to purchase €1,416.0 for $1,547.1 to hedge against the effect of exchange rate fluctuations on the euro-denominated cash consideration related to the Acquisition and estimated euro-denominated transaction related costs and any outstanding Diebold Nixdorf AG borrowings. At that time, the euro-denominated cash component of the purchase price consideration was €1,162.2. The weighted average strike price was $1.09 per euro.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

During the year ended December 31, 2016, the Company recorded a $9.3 mark-to-market gain (loss) on foreign currency and forward option contracts reflected in miscellaneous, net.

Interest Rate

Cash Flow Hedges The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During November 2016, the Company entered into multiple pay-fixed receive-variable interest rate swaps outstanding with an aggregate notional amount of $400.0.

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

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company estimates that an additional $0.1 will be reclassified as an increase to interest expense over the next year.

Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

In connection with the Acquisition, the Company acquired an interest swap for a nominal sum of €50.0, which was entered into in May 2010 with a ten-year term from October 1, 2010 until September 30, 2020. For this interest swap, the three-month EURIBOR is received and a fixed interest of 2.974 percent is paid. The fair value, which is measured at market prices. As of March 31, 2017 and December 31, 2016, the fair value was €(6.1) and €(6.3), respectively. Because this swap was accounted for as a cash flow hedge, the change in fair value of €0.2 was directly recognized in AOCI. For the three months ended March 31, 2017, the amount reclassified from equity to profit or loss was not significant.

In December 2005 and January 2006, the Company executed cash flow hedges by entering into pay-fixed receive-variable interest rate swaps, with a total notional amount of $200.0, related to the 2006 Senior Notes. Amounts previously recorded in AOCI related to the pre-issuance cash flow hedges were reclassified to interest expense on a straight-line basis through February 2016. The gain recognized on designated cash flow hedge derivative instruments was minimal for the three months ended March 31, 2016.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 18: Fair Value of Assets and Liabilities

Assets and Liabilities Recorded at Fair Value

Assets and liabilities subject to fair value measurement are as follows:

		March 31, 2017			December 31, 2016
			Fair Value Measurements Using			Fair Value Measurements Using
	Classification on condensed consolidated Balance Sheets	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets
Short-term investments
Certificates of deposit	Short-term investments	$77.7	$77.7	$—	$64.1	$64.1	$—
Assets held in rabbi trusts	Securities and other investments	8.9	8.9	—	8.5	8.5	—
Foreign exchange forward contracts	Other current assets	2.9	—	2.9	7.2	—	7.2
Internal currency swap	Other current assets	2.8	—	2.8	—	—	—
Interest rate swaps	Securities and other investments	8.6	—	8.6	8.4	—	8.4
Internal currency swap	Other assets	1.7	—	1.7	—	—	—
Total		$102.6	$86.6	$16.0	$88.2	$72.6	$15.6
Liabilities
Foreign exchange forward contracts	Other current liabilities	$7.5	$—	$7.5	$7.7	$—	$7.7
Interest rate swaps	Other current liabilities	6.6	—	6.6	6.9	—	6.9
Internal currency swap	Other current liabilities	2.8	—	2.8	—	—	—
Internal currency swap	Other liabilities	1.7	—	1.7	—	—	—
Deferred compensation	Other liabilities	8.9	8.9	—	8.5	8.5	—
Total		$27.5	$8.9	$18.6	$23.1	$8.5	$14.6

The Company uses the end of period when determining the timing of transfers between levels. During the three months ended March 31, 2017, there were no transfers between levels.

The fair value and carrying value of the Company’s debt instruments are summarized as follows:

	March 31, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable	$77.7	$77.7	$106.9	$106.9

Term Loan A Facility	195.5	195.5	201.3	201.3
Term Loan B Facility - USD	785.0	785.0	787.5	787.5
Term Loan B Facility - Euro	367.6	367.6	363.5	363.5
2024 Senior Notes	442.0	400.0	426.0	400.0
Other	0.7	0.7	0.8	0.8
Long-term deferred financing fees	(59.1)	(59.1)	(61.7)	(61.7)
Long-term debt	1,731.7	1,689.7	1,717.4	1,691.4
Total debt instruments	$1,809.4	$1,767.4	$1,824.3	$1,798.3

Refer to note 13 for further details surrounding the increase in long-term debt as of March 31, 2017 compared to December 31, 2016.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 19: Restructuring

The following table summarizes the impact of the Company’s restructuring charges on the condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2017	2016
Cost of sales – services and software	$3.0	$0.3
Cost of sales – systems	0.6	—
Selling and administrative expense	8.4	0.1
Research, development and engineering expense	0.9	—
Total	$12.9	$0.4

The following table summarizes the Company’s restructuring charges by reportable operating segment:

	Three Months Ended
	March 31,
	2017	2016
Severance
Services	$4.7	$—
Software	0.1	0.3
Systems	1.8	0.1
Corporate	6.3	—
Total severance	$12.9	$0.4

Multi-Year Transformation Plan

During the first quarter of 2013, the Company announced a multi-year transformation plan, which focused on globalizing the Company's service organization and creating a unified center-led global organization for research and development, as well as transforming the Company's general and administrative cost structure. Restructuring charges related to the Company's multi-year transformation plan were $0.4 for the three months ended March 31, 2016. The multi-year transformation plan was considered complete as of December 31, 2016.

DN2020 Plan

On February 28, 2017, the Company launched DN2020, which aligns employee activities with the Company's goal of improving operating profit by $200.0 through the year 2020. The DN2020 plan focuses on the utilization of cost efficiencies and synergy opportunities that result from the Acquisition. The Company incurred restructuring charges of $12.9 for the three months ended March 31, 2017 related to DN2020. The Company anticipates additional restructuring costs of approximately $70 to be incurred through the end of DN2020.

Delta Program

At the beginning of the 2015, Diebold Nixdorf AG initiated the Delta Program related to restructuring and realignment. As part of a change process that will span several years, the Delta Program is designed to hasten the expansion of software and professional services operations and to further enhance profitability in the services business. This program includes expansion in the high-end fields of as managed services and outsourcing. It also involves capacity adjustments on the hardware side, enabling the Company to respond more effectively to market volatility while maintaining its abilities with innovation. As of August 15, 2016, the date of the Acquisition, the restructuring accrual balance acquired was $45.5 and consisted of severance activities. The Company did not incur restructuring charges during the three months ended March 31, 2017 related to this plan. As of March 31, 2017, the Company does not anticipate additional restructuring costs to be incurred through the end of the plan.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Strategic Alliance Plan

On November 10, 2016, the Company entered into a strategic alliance plan with the Inspur Group, a Chinese cloud computing and data center company, to develop, manufacture and distribute banking solutions in China. In November 2016, the Inspur JV was formed and the Company does not expect a significant gain or loss from the transaction. The Company did not incur restructuring charges during the three months ended March 31, 2017 related to this plan. The Company anticipates additional restructuring costs of approximately $1.0 to be incurred through the end of the plan.

The following table summarizes the Company's cumulative total restructuring costs by plan as of March 31, 2017:

	DN2020 Plan	Delta Program	Strategic Alliance	Total

Services	$26.1	$0.1	$2.0	$28.2
Software	5.3	1.8	0.1	7.2
Systems	15.9	—	3.6	19.5
Corporate	8.4	1.3	—	9.7
Total	$55.7	$3.2	$5.7	$64.6

The following table summarizes the Company’s restructuring accrual balances and related activity for the three months ended March 31:

	2017	2016
Balance at January 1	$89.9	$4.7
Liabilities incurred	12.9	0.4
Liabilities paid/settled	(27.2)	(1.3)
Balance at March 31	$75.6	$3.8

Note 20: Segment Information

The Company's accounting policies derive segment results that are the same as those the CODM regularly reviews and uses to make decisions, allocate resources and assess performance. The Company continually considers its operating structure and the information subject to regular review by its Chief Executive Officer, who is the CODM, to identify reportable operating segments. The Company’s operating structure is based on a number of factors that management uses to evaluate, view and run its business operations, which currently includes, but is not limited to, product, service and solution. The Company measures the performance of each segment based on several metrics, including net sales and segment operating profit. The CODM uses these results to make decisions, allocate resources and assess performance by the LOBs.

Segment revenue represents revenues from sales to external customers. Segment operating profit is defined as revenues less expenses identifiable to those segments. The Company does not allocate to its segments certain operating expenses, which it manages at the corporate level; that are not routinely used in the management of the segments; or information that is impractical to report. These unallocated costs include certain corporate costs, amortization of acquired intangible assets and deferred revenue, restructuring charges, impairment charges, legal, indemnification, and professional fees related to corporate monitor efforts, acquisition and divestiture expenses, along with other income (expenses). Segment operating profit reconciles to consolidated income (loss) from continuing operations before income taxes by deducting corporate costs and other income or expense items that are not attributed to the segments. Assets are not allocated to segments, and thus are not included in the assessment of segment performance, and consequently, we do not disclose total assets and depreciation and amortization expense by reportable operating segment.

In August 2016, in connection with the business combination agreement related to the Acquisition, the Company announced the realignment of its lines of business to drive greater efficiency and further improve customer service. During the first quarter of 2017, the Company reorganized the management team reporting to the CODM and evaluated and assessed the LOB reporting structure. The Company's reportable operating segments are based on the following three LOBs: Services, Systems, and Software. As a result, the Company reclassified comparative periods for consistency. The presentation of comparative periods also reflects the reclassification of certain global manufacturing administration expenses from corporate charges not allocated to segments to segment operating profit.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Services
Product-related services provided by the Company include proactive monitoring and rapid resolution of incidents through remote service capabilities or an on-site visit. First and second line maintenance, preventive maintenance and on-demand services keep the distributed assets of the Company's customers up and running through a standardized incident management process. Managed services and outsourcing consists of the end-to-end business processes, solution management, upgrades and transaction processing. The global service supply chain optimizes the process for obtaining replacement parts, making repairs, and implementing new features and functionality. The Company also provides a full array of cash management services, which optimizes the availability and cost of physical currency across the enterprise through efficient forecasting, inventory and replenishment processes.

Software
The Company provides front end applications for consumer connection points and back end platforms that manage channel transactions, operations and integration. The Company’s hardware-agnostic software applications facilitate millions of transactions via ATMs, point of sale (POS) terminals, kiosks, and a host of other self-service devices. The Company’s platform software facilitates omni-channel transactions, endpoint monitoring, remote asset management, marketing, merchandise management and analytics.

The professional services team provides systems integration, customization, consulting and project management. The Company’s advisory services team collaborates with it's customers to help define optimal user experience, improve business processes, refine existing staffing models and deploy technology to meet branch automation objectives.

Systems
The systems portfolio consists of cash recyclers and dispensers, intelligent deposit terminals, teller automation tools, physical security devices, integrated and mobile POS systems. Supplementing the POS system is a broad range of peripherals, including printers, scales and mobile scanners, as well as the cash management portfolio which offers a wide range of banknote and coin processing systems. Also in the portfolio, the Company provides self-checkout terminals and ordering kiosks.

The following tables represent information regarding the Company’s segment information and provides a reconciliation between segment operating profit and the consolidated income (loss) from continuing operations before income taxes:

	Three Months Ended
	March 31,
	2017	2016
Revenue summary by segment
Services	$573.2	$318.7
Software	110.4	22.4
Systems	419.2	168.5
Total revenue	$1,102.8	$509.6

Segment operating profit
Services	$81.2	$64.0
Software	5.3	(8.3)
Systems	(3.9)	(16.9)
Total segment operating profit	82.6	38.8

Corporate charges not allocated to segments (1)	(40.9)	(30.0)
Restructuring charges	(12.9)	(0.4)
Net non-routine expense	(77.4)	(14.1)
	(131.2)	(44.5)
Operating profit (loss)	(48.6)	(5.7)
Other income (expense)	(26.2)	25.6
Income (loss) from continuing operations before taxes	$(74.8)	$19.9

(1)
Corporate charges not allocated to segments include headquarter-based costs associated with procurement, human resources, compensation and benefits, finance and accounting, global development/engineering, global strategy/mergers and acquisitions, global information technology, tax, treasury and legal.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Net non-routine expense consists of items that the Company has determined are non-routine in nature and not allocated to the LOBs. Net non-routine expense of $77.4 for the three months ended March 31, 2017 was due to legal, acquisition and divestiture expenses of $18.9 inclusive of the mark-to-mark impact on Diebold Nixdorf AG stock options and Acquisition integration expenses of $12.9 primarily within selling and administrative expense and purchase accounting pretax charges, which included amortization of acquired intangibles of $31.8 and deferred revenue of $10.4. Net non-routine expense of $14.1 for the three months ended March 31, 2016 was primarily due to potential acquisition and divestiture related costs of $11.0 within selling and administrative expense and legal, indemnification, and professional fees related to corporate monitor efforts.

The following table presents information regarding the Company’s revenue by service and product solution:

	Three Months Ended
	March 31,
	2017	2016
Banking
Services and software	$545.9	$341.1
Systems	273.7	166.5
Total banking	819.6	507.6
Retail
Services and software	137.7	—
Systems	145.5	2.0
Total retail	$283.2	$2.0
	$1,102.8	$509.6

Note 21: Divestitures

In December 2015, the Company announced it was forming a new strategic alliance with a subsidiary of the Inspur Group, a Chinese cloud computing and data center company, to develop, manufacture and distribute banking solutions in China. The Inspur Group holds a majority stake of 51.0 percent in the new jointly owned company, Inspur JV. In November 2016, the Inspur JV was formed and the Company did not have a significant gain or loss from the transaction. The Inspur JV offers a complete range of self-service terminals within the Chinese market, including ATMs. The Company serves as the exclusive distributor outside of China for all products developed by the Inspur JV, which is sold under the Diebold Nixdorf brand. The Company does not consolidate Inspur JV and includes its results of operations in equity in earnings of an investee included in other income (expense) of the condensed consolidated statements of operations.

In addition, to support the services-led approach to the market, the Company will divest a minority share of its current China operations to the Inspur Group. Moving forward, this business will be focused on providing a whole suite of services, including installation, maintenance, professional and managed services related to ATMs and other automated transaction solutions.

During the third quarter of 2016, the Company received cash proceeds of $27.7 related to the sale of stock in its Aevi International GmbH and Diebold Nixdorf AG China subsidiaries. In addition to the cash proceeds received, the Company recorded deferred payments of $44.7 for the divestiture of its Diebold Nixdorf AG China subsidiaries. The Diebold Nixdorf AG China sale was reflected in the opening balance sheet and no gain or loss was recorded. The Diebold Nixdorf AG China sale was in connection with the June 2016, Diebold Nixdorf AG announcement to establish a strategic alliance with Aisino Corporation, to position itself in China to offer solutions that meet Chinese banking regulations. Aisino Corporation is a Chinese company that specializes in intelligent anti-forgery tax control systems, electronic fund transfer (EFT) POS solutions, financial IC cards, bill receipt printing solutions and public IT security solutions. Following the closing of the transaction, the Company holds a noncontrolling interest in the Aisino JV of 43.6 percent. The Company includes the Aisino JV results of operations in equity in earnings of investees included in other income (expense) of the condensed consolidated statements of operations.

On October 25, 2015, the Company entered into a definitive asset purchase agreement with a wholly-owned subsidiary of Securitas AB (Securitas Electronic Security) to divest its electronic security (ES) business located in the U.S. and Canada for an aggregate purchase price of $350.0 in cash, 10.0 percent of which was contingent based on the successful transition of certain customer relationships, which was paid in the first quarter of 2016. For ES to continue its growth, it would require resources and investment that Diebold Nixdorf is not committed to make given its focus on the self-service market. The Company recorded a pre-tax gain of $239.5 on the ES divestiture, which was recognized during 2016.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The Company had also agreed to provide certain transition services to Securitas Electronic Security after the closing, including providing Securitas Electronic Security a $6.0 credit for such services, of which $5.0 relates to a quarterly payment to Securitas Electronic Security and $1.0 is a credit against payments due from Securitas Electronic Security. During the year ended December 31, 2016, $5.0 was paid as part of the quarterly payments and $1.0 was used against amounts owed by Securitas Electronic Security.

The closing of the transaction occurred on February 1, 2016. The operating results for the NA electronic security business were previously included in the Company's former NA segment and have been reclassified to discontinued operations for all of the periods presented. Cash flows provided or used by the NA electronic security business are presented as cash flows from discontinued operations for all of the periods presented. The operating results, assets and liabilities and cash flows from discontinued operations are no longer included in the financial statements of the Company from the closing date.

The following summarizes select financial information included in income from discontinued operations, net of tax:

Three Months Ended
March 31, 2016
Net sales
Services and software	$8.5
Systems	16.3
24.8
Cost of sales
Services and software	6.9
Systems	15.1
22.0
Gross profit	2.8
Selling and administrative expense	4.8
Income from discontinued operations before taxes	(2.0)
Income tax benefit	(0.7)
(1.3)

Gain on sale of discontinued operations before taxes	243.3
Income tax expense	94.2
Gain on sale of discontinued operations, net of tax	149.1
Income from discontinued operations, net of tax	$147.8

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 22: Supplemental Guarantor Information

The Company issued the 2024 Senior Notes in an offering exempt from the registration requirements of the Securities Act in connection with the Acquisition. The 2024 Senior Notes are and will be guaranteed by certain of the Company's existing and future domestic subsidiaries. The following presents the condensed consolidating financial information separately for:

(i)	Diebold Nixdorf, Incorporated (the Parent Company), the issuer of the guaranteed obligations;

(ii)	Guarantor Subsidiaries, on a combined basis, as specified in the indenture governing the Company's obligations under the 2024 Senior Notes;

(iii)
Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between the Parent Company, the Guarantor Subsidiaries and the Non-guarantor Subsidiaries, (b) eliminate the investments in its subsidiaries, and (c) record consolidating entries; and

(iv)	Diebold Nixdorf, Incorporated and Subsidiaries on a consolidated basis.

Each guarantor subsidiary is 100 percent owned by the Parent Company at the date of each balance sheet presented. The notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. The guarantees of the guarantor subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions. Each entity in the consolidating financial information follows the same accounting policies as described in the condensed consolidated financial statements, except for the use by the Parent Company and the guarantor subsidiaries of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation. Changes in intercompany receivables and payables related to operations, such as intercompany sales or service charges, are included in cash flows from operating activities. Intercompany transactions reported as investing or financing activities include the sale of capital stock of various subsidiaries, loans and other capital transactions between members of the consolidated group.

Certain non-guarantor subsidiaries of the Parent Company are limited in their ability to remit funds to it by means of dividends, advances or loans due to required foreign government and/or currency exchange board approvals or limitations in credit agreements or other debt instruments of those subsidiaries.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Balance Sheets
As of March 31, 2017

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$19.0	$2.2	$468.9	$—	$490.1
Short-term investments	—	—	77.7	—	77.7
Trade receivables, net	143.2	0.4	737.0	—	880.6
Intercompany receivables	755.4	925.1	1,782.8	(3,463.3)	—
Inventories	150.3	—	610.8	—	761.1
Prepaid expenses	11.9	1.1	50.6	—	63.6
Income taxes	20.3	4.1	102.2	(4.1)	122.5
Other current assets	3.9	1.4	200.6	—	205.9
Total current assets	1,104.0	934.3	4,030.6	(3,467.4)	2,601.5
Securities and other investments	94.5	—	—	—	94.5
Property, plant and equipment, net	101.1	3.7	277.4	—	382.2
Goodwill	55.5	—	956.2	—	1,011.7
Deferred income taxes	167.4	7.8	137.1	—	312.3
Finance lease receivables	—	4.1	18.8	—	22.9
Intangible assets, net	1.0	12.3	740.2	—	753.5
Investment in subsidiary	2,645.4	—	16.3	(2,661.7)	—
Other assets	4.6	0.1	61.3	—	66.0
Total assets	$4,173.5	$962.3	$6,237.9	$(6,129.1)	$5,244.6

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities
Notes payable	$52.4	$1.0	$24.3	$—	$77.7
Accounts payable	96.9	0.4	443.9	—	541.2
Intercompany payable	1,313.3	181.4	1,968.6	(3,463.3)	—
Deferred revenue	119.2	0.5	370.3	—	490.0
Payroll and other benefits liabilities	19.9	0.8	148.3	—	169.0
Other current liabilities	113.2	2.7	456.5	(4.1)	568.3
Total current liabilities	1,714.9	186.8	3,411.9	(3,467.4)	1,846.2
Long-term debt	1,689.0	0.3	0.4	—	1,689.7
Pensions, post-retirement and other benefits	211.8	—	80.8	—	292.6
Deferred income taxes	13.4	—	276.9	—	290.3
Other liabilities	11.3	—	96.7	—	108.0
Commitments and contingencies
Redeemable noncontrolling interests	—	—	449.9	—	449.9
Total Diebold Nixdorf, Incorporated shareholders' equity	533.1	775.2	1,886.5	(2,661.7)	533.1
Noncontrolling interests	—	—	34.8	—	34.8
Total liabilities, redeemable noncontrolling interests and equity	$4,173.5	$962.3	$6,237.9	$(6,129.1)	$5,244.6

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Balance Sheets
As of December 31, 2016

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$138.4	$2.3	$512.0	$—	$652.7
Short-term investments	—	—	64.1	—	64.1
Trade receivables, net	119.0	—	717.5	(0.6)	835.9
Intercompany receivables	883.0	783.7	480.1	(2,146.8)	—
Inventories	110.5	16.2	611.0	—	737.7
Prepaid expenses	14.7	0.8	45.2	—	60.7
Income taxes	0.3	25.4	84.9	(25.4)	85.2
Other current assets	3.2	1.6	178.5	—	183.3
Total current assets	1,269.1	830.0	2,693.3	(2,172.8)	2,619.6
Securities and other investments	94.7	—	—	—	94.7
Property, plant and equipment, net	102.7	9.0	275.3	—	387.0
Goodwill	55.5	—	942.8	—	998.3
Deferred income taxes	173.1	7.8	128.6	—	309.5
Finance lease receivables	—	4.8	20.4	—	25.2
Intangible assets, net	1.8	13.6	757.5	—	772.9
Investment in subsidiary	2,619.6	—	9.3	(2,628.9)	—
Other assets	2.9	0.1	60.1	—	63.1
Total assets	$4,319.4	$865.3	$4,887.3	$(4,801.7)	$5,270.3

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities
Notes payable	$30.9	$1.3	$74.7	$—	$106.9
Accounts payable	101.6	1.1	458.4	(0.6)	560.5
Intercompany payable	1,376.6	175.9	594.3	(2,146.8)	—
Deferred revenue	114.7	0.7	288.8	—	404.2
Payroll and other benefits liabilities	21.0	1.4	150.1	—	172.5
Other current liabilities	156.1	3.9	445.8	(25.4)	580.4
Total current liabilities	1,800.9	184.3	2,012.1	(2,172.8)	1,824.5
Long-term debt	1,690.5	0.4	0.5	—	1,691.4
Pensions, post-retirement and other benefits	212.6	—	84.6	—	297.2
Deferred income taxes	13.4	—	287.2	—	300.6
Other liabilities	10.6	—	77.1	—	87.7
Commitments and contingencies
Redeemable noncontrolling interests	—	—	44.1	—	44.1
Total Diebold Nixdorf, Incorporated shareholders' equity	591.4	680.6	1,948.3	(2,628.9)	591.4
Noncontrolling interests	—	—	433.4	—	433.4
Total liabilities, redeemable noncontrolling interests and equity	$4,319.4	$865.3	$4,887.3	$(4,801.7)	$5,270.3

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2017

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated

Net sales	$251.2	$4.9	$851.0	$(4.3)	$1,102.8
Cost of sales	199.8	5.9	658.9	(4.3)	860.3
Gross profit	51.4	(1.0)	192.1	—	242.5
Selling and administrative expense	67.1	2.9	177.0	—	247.0
Research, development and engineering expense	(0.1)	9.8	31.7	—	41.4
Impairment of assets	3.1	—	—	—	3.1
(Gain) loss on sale of assets, net	—	0.1	(0.5)	—	(0.4)
	70.1	12.8	208.2	—	291.1
Operating profit (loss)	(18.7)	(13.8)	(16.1)	—	(48.6)
Other income (expense)
Interest income	0.5	0.1	5.8	—	6.4
Interest expense	(30.0)	—	0.2	(1.0)	(30.8)
Foreign exchange gain (loss), net	—	—	(3.1)	—	(3.1)
Equity in earnings of subsidiaries	(26.4)	—	—	26.4	—
Miscellaneous, net	0.7	1.9	(1.3)	—	1.3
Income (loss) from continuing operations before taxes	(73.9)	(11.8)	(14.5)	25.4	(74.8)
Income tax (benefit) expense	(15.1)	(4.1)	(3.4)	—	(22.6)
Income (loss) from continuing operations, net of tax	(58.8)	(7.7)	(11.1)	25.4	(52.2)
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	(58.8)	(7.7)	(11.1)	25.4	(52.2)
Net income attributable to noncontrolling interests	—	—	6.6	—	6.6
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(58.8)	$(7.7)	$(17.7)	$25.4	$(58.8)
Comprehensive income (loss)	$(13.9)	$(7.7)	$46.2	$(31.9)	$(7.3)
Less: comprehensive income (loss) attributable to noncontrolling interests	—	—	6.6	—	6.6
Comprehensive income (loss) attributable to Diebold Nixdorf, Incorporated	$(13.9)	$(7.7)	$39.6	$(31.9)	$(13.9)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2016

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated

Net sales	$261.3	$25.7	$247.9	$(25.3)	$509.6
Cost of sales	190.7	26.9	178.1	(24.9)	370.8
Gross profit	70.6	(1.2)	69.8	(0.4)	138.8
Selling and administrative expense	78.1	2.6	44.9	—	125.6
Research, development and engineering expense	1.3	12.1	5.1	—	18.5
(Gain) loss on sale of assets, net	—	0.1	0.3	—	0.4
	79.4	14.8	50.3	—	144.5
Operating profit (loss)	(8.8)	(16.0)	19.5	(0.4)	(5.7)
Other income (expense)
Interest income	0.1	0.2	4.6	—	4.9
Interest expense	(11.3)	(0.1)	(0.1)	—	(11.5)
Foreign exchange gain (loss), net	(1.7)	—	(0.7)	—	(2.4)
Equity in earnings of subsidiaries	15.7	—	—	(15.7)	—
Miscellaneous, net	33.2	1.5	(0.1)	—	34.6
Income (loss) from continuing operations before taxes	27.2	(14.4)	23.2	(16.1)	19.9
Income tax (benefit) expense	(3.0)	(2.8)	5.0	—	(0.8)
Income (loss) from continuing operations, net of tax	30.2	(11.6)	18.2	(16.1)	20.7
Income (loss) from discontinued operations, net of tax	138.0	—	9.8	—	147.8
Net income (loss)	168.2	(11.6)	28.0	(16.1)	168.5
Net income attributable to noncontrolling interests	—	—	0.3	—	0.3
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$168.2	$(11.6)	$27.7	$(16.1)	$168.2
Comprehensive income (loss)	$196.0	$(9.4)	$60.7	$(48.8)	$198.5
Less: comprehensive income (loss) attributable to noncontrolling interests	—	—	0.4	—	0.4
Comprehensive income (loss) attributable to Diebold Nixdorf, Incorporated	$196.0	$(9.4)	$60.3	$(48.8)	$198.1

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2017

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
Net cash used by operating activities	$(111.5)	$(2.2)	$4.2	$43.1	$(66.4)

Cash flow from investing activities
Proceeds from maturities of investments	0.8	—	84.1	—	84.9
Payments for purchases of investments	—	—	(95.1)	—	(95.1)
Proceeds from sale of assets	—	—	2.0	—	2.0
Capital expenditures	(1.8)	—	(10.3)	—	(12.1)
Increase in certain other assets	(4.9)	4.2	(8.0)	—	(8.7)
Capital contributions and loans paid	(164.7)	—	—	164.7	—
Proceeds from intercompany loans	162.3	—	—	(162.3)	—
Net cash (used) provided by investing activities - continuing operations	(8.3)	4.2	(27.3)	2.4	(29.0)
Net cash provided by investing activities - discontinued operations	—	—	—	—	—
Net cash (used) provided by investing activities	(8.3)	4.2	(27.3)	2.4	(29.0)

Cash flow from financing activities
Dividends paid	(7.6)	—	—	—	(7.6)
Debt issuance costs	—	—	—	—	—
Revolving credit facility borrowings (repayments), net	20.0	—	—	—	20.0
Other debt borrowings	—	—	62.2	(43.1)	19.1
Other debt repayments	(7.8)	(0.3)	(75.9)	—	(84.0)
Distributions to noncontrolling interest holders	—	—	(15.7)	—	(15.7)
Excess tax benefits from share-based compensation	0.1	—	—	—	0.1
Issuance of common shares	0.3	—	—	—	0.3
Repurchase of common shares	(4.6)	—	—	—	(4.6)
Capital contributions received and loans incurred	—	17.8	146.9	(164.7)	—
Payments on intercompany loans	—	(19.6)	(142.7)	162.3	—
Net cash provided (used) by financing activities	0.4	(2.1)	(25.2)	(45.5)	(72.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	5.2	—	5.2
Increase (decrease) in cash and cash equivalents	(119.4)	(0.1)	(43.1)	—	(162.6)
Cash and cash equivalents at the beginning of the period	138.4	2.3	512.0	—	652.7
Cash and cash equivalents at the end of the period	$19.0	$2.2	$468.9	$—	$490.1

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2016

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
Net cash used by operating activities	$(113.2)	$(23.4)	$21.4	$—	$(115.2)

Cash flow from investing activities
Proceeds from maturities of investments	1.0	—	34.1	—	35.1
Payments for purchases of investments	—	—	(39.5)	—	(39.5)
Proceeds from sale of assets	—	—	0.2	—	0.2
Capital expenditures	(1.4)	(0.4)	(2.9)	—	(4.7)
Increase in certain other assets	(12.2)	(1.5)	8.8	—	(4.9)
Capital contributions and loans paid	(53.0)	—	—	53.0	—
Proceeds from intercompany loans	47.1	—	—	(47.1)	—
Net cash (used) provided by investing activities - continuing operations	(18.5)	(1.9)	0.7	5.9	(13.8)
Net cash provided by investing activities - discontinued operations	365.1	—	—	—	365.1
Net cash (used) provided by investing activities	346.6	(1.9)	0.7	5.9	351.3

Cash flow from financing activities
Dividends paid	(18.8)	—	—	—	(18.8)
Debt issuance costs	(0.8)	—	—	—	(0.8)
Restricted cash, net	(116.1)	—	—	—	(116.1)
Revolving credit facility borrowings (repayments), net	73.1	—	—	—	73.1
Other debt borrowings	—	—	17.3	—	17.3
Other debt repayments	(177.7)	(0.2)	(20.1)	—	(198.0)
Distributions to noncontrolling interest holders	—	—	(2.0)	—	(2.0)
Repurchase of common shares	(1.7)	—	—	—	(1.7)
Capital contributions received and loans incurred	—	49.9	3.1	(53.0)	—
Payments on intercompany loans	—	(29.5)	(17.6)	47.1	—
Net cash provided (used) by financing activities	(242.0)	20.2	(19.3)	(5.9)	(247.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	3.4	—	3.4
(Decrease) increase in cash and cash equivalents	(8.6)	(5.1)	6.2	—	(7.5)
Add: Cash overdraft included in assets held for sale at beginning of period	(1.5)	—	—	—	(1.5)
Cash and cash equivalents at the beginning of the period	20.3	7.9	285.4	—	313.6
Cash and cash equivalents at the end of the period	$10.2	$2.8	$291.6	$—	$304.6

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Highlights

During the first quarter of 2017, the following significant items occurred:

•	The DPLTA became effective on February 14, 2017

•	Launched DN2020 transformation program on February 28, 2017

•	Announced plans on March 9, 2017 to close its manufacturing facility located near Budapest in Gyál, Hungary

•	Renewed outsourcing contracts with TD Bank Group, one of the largest financial institutions in North America, and Hamburger Sparkasse, Germany's largest savings bank

•	Launched extreme self-checkout concept and Essence ATM concept

Overview

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and accompanying notes that appear within this quarterly report on Form 10-Q.

Introduction
The Company provides connected commerce services, software and technology to enable millions of transactions each day. The Company’s approximately 24,000 employees design and deliver convenient, “always on” and highly secure solutions that bridge the physical and the digital worlds of transactions. Customers of the Company include nearly all of the world’s top 100 financial institutions and a majority of the top 25 global retailers.

Strategy
The Company’s connected commerce strategy seeks to continually enhance the customer experience at banking and retail locations by integrating services, software and systems. This requires ongoing investment and development of its industry-leading field services organization as well as the development and integration of innovative technology including cloud computing technology, sensors and connectivity to the Internet of Things, as well as open and agile software. The Company will continuously refine its research and development (R&D) priorities in support of a better transaction experience for consumers.

DN2020
Commensurate with its strategy, the Company is executing a multi-year integration and transformation program, called DN2020, which aligns employee activities with the Company's goal of improving operating profit by $200 in the year 2020. By executing the program, the Company expects to deliver greater innovation for customers, career enrichment opportunities for employees, and enhanced value for shareholders. DN2020 consists of six inter-related elements:

Advancing the Company's Connected Commerce Strategy - the Company will continue to develop innovative technology and partner with external companies to deliver highly secure customer-centric solutions. This includes the application of cloud computing technology, mobile technology, sensors and the Internet of Things, as well as open and agile software delivered “as a service”.

Pursuing Finance Excellence - the Company will continuously improve its financial reporting, analysis and forecasting by emulating best practices from similar business entities. The Company's initiatives are designed to improve forecasting accuracy, optimize working capital management and pursue prudent capital allocation strategies which enhance shareholder value. At present, the Company's capital allocation priorities are to reduce its leverage and accelerate the realization of its synergies.

Executing the Company's Integration Plans - the Company is executing a detailed integration plan, which consists of 18 different work streams designed to harmonize legacy business practices and build upon the best practices from each legacy company. These integration plans will leverage the Company's global scale, reduce overlap and improve the profitability of the Company. Key areas of cost synergies include:

•	Realizing volume discounts on direct materials

•	Harmonizing the solutions set

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

•	Increasing utilization rates of the service technicians

•	Rationalizing facilities in the regions

•	Streamlining corporate and general and administrative functions

•	Harmonizing back office solutions.

Pursuing Operational Excellence - the Company will implement best practices to improve operational efficiency and increase customer satisfaction. Robust reporting and tracking tools will be used to achieve best-in-class service and manufacturing levels.

Retaining and Attracting Industry-Leading Talent - the Company aims to become an employer of choice in the connected commerce space. We intend to build a culture characterized by innovation, customer collaboration, accountability and strong ethical behavior. The Company will encourage experiential learning and will invest in training resources for the purposes of developing a vibrant workforce and expanding its leadership in connected commerce. Performance-based rewards and recognition policies are aligned with Company objectives and growth opportunities.

Pursuing Sales Excellence - a capable and progressive sales organization is vital to the future growth of the Company. The Company will invest in the sales organization to ensure it has the skills, resources, and processes needed to support the growth of each LOB. At the country level, we will optimize sales staffing and invest in partner programs commensurate with overall market demand. As a result of these investments, the Company expects to increase its pipeline of opportunities and increase its win rate over time.

The Company expects to make investments to restructure the workforce, optimize legacy systems, streamline legal entities and consolidate real estate holdings of approximately $120 in restructuring and $60 in integration related costs.

Segments
In August 2016, in connection with the business combination agreement related to the Acquisition, the Company announced the realignment of its lines of business to drive greater efficiency and further improve customer service. As a result of the Acquisition, the Company has reorganized the management team reporting to the CODM and evaluated and assessed the LOB reporting structure. Effective January 1, 2017, the Company's reportable operating segments are based on the following three LOBs: Services, Systems, and Software. As a result, the Company reclassified comparative periods for consistency. The CODM makes decisions, allocates resources and assesses performance by the LOBs.

Services LOB
With approximately 14,500 highly-trained service employees and a global delivery network, Diebold Nixdorf is the global leader in servicing distributed IT assets of banking and retail customers. These services enable customers to meet the growing demand for transaction availability at ATMs, POS and other distributed IT assets in a cost-effective manner. Diebold Nixdorf’s global customer care center offers round-the-clock availability and is proficient in supporting customers in more than 25 languages. The global service supply chain optimizes the process for obtaining replacement parts, making repairs, and implementing new features and functionality. The Company also possesses deep experience in installing, maintaining and upgrading customer touchpoints manufactured by other vendors, also known as multi-vendor support.

Product-related services provided by the Company include proactive monitoring and rapid resolution of incidents through remote service capabilities or an on-site visit. First and second line maintenance, preventive maintenance and on-demand services keep the distributed assets of the Company's customers up and running through a standardized incident management process. Managed services and outsourcing consists of the end-to-end business processes, solution management, upgrades and transaction processing. The majority of these contracts include remote monitoring and establish a service level threshold for uptime, incident response times and other key performance metrics. Diebold Nixdorf provides managed solutions in order for banks and retailers to realize operational efficiencies and gain access to industry-leading innovations.

The Company also provides a full array of cash management services, which optimizes the availability and cost of physical currency across the enterprise through efficient forecasting, inventory and replenishment processes. These services mitigate customer risks by relying on proven monitoring and reporting processes, secure tools and partnerships with larger cash-in-transit companies.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Under the DN2020 program, the Services LOB has a dual mandate of moderate revenue growth and increased efficiency. We expect to generate modest top-line growth by increasing the Company's service attach rate on the unserved Diebold Nixdorf ATMs, POS and self-checkout systems in use, up-selling current customers on managed services and increasing billed work revenue by leveraging best practices across different countries and regions. The Services line will achieve higher levels of efficiency by standardizing the service offerings, service tools and processes, increasing the market acceptance of remote monitoring and resolution, and streamlining global delivery centers and stocking facilities.

Software LOB
The Company provides front-end applications for consumer connection points and back-end platforms that manage channel transactions, operations and integration. The Company’s hardware-agnostic software applications facilitate millions of transactions via ATMs, POS terminals, kiosks, and a host of other self-service devices. Diebold Nixdorf’s platform software is installed within bank and retail data centers to facilitate omni-channel transactions, endpoint monitoring, remote asset management, marketing, merchandise management and analytics. These offerings include highly configurable, application program interface enabled software that automates and migrates legacy banking and retail transactions across channels. As a result of these innovations, the Company's customers are transforming the shopping and banking experience to be more intelligent and highly personalized. The Company's software is supported by a global network of more than 1,200 professional service employees who tailor the software to meet customer needs.

The Company’s multi-vendor software solutions are designed to meet the evolving demands of a customer’s self-service and banking network and address these four primary categories: physical and digital connectivity, personal consumer experience, operations and management; and security and fraud control. The Company's self-service and branch automation solutions address the full banking ecosystem from transactional processes to front end user experience with the consumer.

For the retail business, the Company provides a comprehensive, modular solution suite called TP.net, which is capable of enabling the most advanced omni-channel retail use cases. With TP.net, the Company offers a full software platform to improve end-to-end store processes in support of omni-channel retailing. This includes click & collect, reserve & collect, in-store ordering and return to store processes across the retailers’ physical and digital sales channels. TP.net and the other components of the TP Application Suite are designed on a modular, Application Programming Interface (API) enabled architecture and can be integrated fully or partially into existing infrastructures. With the TP platform, data from a number of sources such as ERP, POS, store systems and customer relationship management systems (CRM), may be integrated across all customer connection points to create differentiated omni-channel experiences.

An important enabler of the Company’s software business is the professional services team which provides systems integration, customization, consulting and project management. The Company’s advisory services team collaborates with it's customers to help define optimal user experience, improve business processes, refine existing staffing models and deploy technology to meet branch automation objectives.

The Company views its software as a key differentiator in providing Connected Commerce solutions to customers and is a source of competitive advantage. The Company's world-class software portfolio is well positioned to capture gains from the persistent market demand for advanced cash automation and optimization solutions. Meanwhile, the industry trends of branch transformation, store transformation, and omnichannel solutions are well aligned to the Company's core competency of digital automation and are yielding new growth and differentiation opportunities for the Company's business.

Systems LOB
The Company is a global leader in providing systems to banks, retailers and other customers. Through collaboration with its customers, engineering excellence and an efficient supply chain, the Company delivers industry-leading customer touchpoints which process both physical and digital transactions. The Systems LOB seeks to optimize the total cost of ownership by maximizing transaction availability and creating a positive impression on consumers.

The systems portfolio for banking customers consists of cash recyclers and dispensers, intelligent deposit terminals, teller automation tools, and physical security devices. Recent innovation concepts include the miniaturized Extreme ATM and Essence. Extreme ATM is the smallest ATM ever developed at less than 10” wide, which allows customers to stage transactions on mobile phones and complete them using Bluetooth® devices or near-field communication. Essence is a

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

highly-secure and miniaturized ATM that features a sleek, antimicrobial glass touchscreen display and enhanced user interface modeled after today’s smartphones and tablet computers.

For retail customers, the checkout portfolio includes modular, integrated and mobile POS systems that meet evolving automation and omni-channel requirements of consumers. Supplementing the POS system is a broad range of peripherals, including printers, scales and mobile scanners, as well as the cash management portfolio which offers a wide range of banknote and coin processing systems. Also in the portfolio, the Company provides self-checkout terminals and ordering kiosks which facilitate an efficient and user-friendly purchasing experience. The Company’s hybrid product line can alternate from attended operation to self-checkout by the cashier with the press of a button as traffic conditions warrant throughout the business day.

DN2020 empowers the Systems LOB to align the portfolio with market demand, deliver innovations and increase operating efficiencies on innovation and efficiency. With respect to innovation, the Company will continue to spend significant research and development dollars on the latest technology. Current areas of innovations include:

•	mobile technologies to support advanced connectivity including contactless transactions,

•	new sensors and the Internet of Things to support real-time monitoring activities,

•	miniaturization technologies needed for branch/store transformation, and

•	advanced security capabilities including anti-skimming card readers and biometric authentication.

With respect to operating efficiencies, the Systems LOB has initiated the following activities:

•	leveraging the purchasing power of the Company through a new procurement partnership program

•	streamlining the product portfolio - including terminals, core technologies and components

•	developing a partner ecosystem to complement the Company's core technologies

•	consolidating manufacturing capacity to optimize fixed costs, and

•	re-allocating R&D spend to areas of innovation.

Leveraging the broad portfolio from each LOB, the Company allows customers the flexibility to select the combination of services, software and systems that drives the most value to their business. For example, the Company offers end-to-end branch and store automation solutions that consist of the complete value chain of consult, design, build and operate. Branch and store automation helps financial institutions grow revenue, reduce costs, and increase convenience and security for the banks’ customers by migrating routine transactions, typically done inside the branch or store, to lower-cost automated channels. The Company’s advisory services team collaborates with its clients to define the ideal customer experience, modify processes, refine existing staffing models and deploy technologies that meet business objectives.

Business Drivers

The business drivers of the Company's future performance include, but are not limited to:

•	demand for services on distributed IT assets such as ATMs, POS and self-checkout systems, including managed services and professional services;

•	timing of system upgrades and/or replacement cycles for ATMs, POS and self-checkout systems;

•	demand for security products and services for the financial, retail and commercial sectors;

•	integration of legacy salesforce, business processes, procurement, and internal IT systems; and

•	realization of cost synergies, which leverage the Company's global scale, reduce overlap and improve operating efficiencies.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

	Three Months Ended
	March 31,
	2017		2016
	Amount	% of Net sales	Amount	% of Net sales
Net sales	$1,102.8	100.0	$509.6	100.0
Gross profit	$242.5	22.0	$138.8	27.2
Operating expenses	$291.1	26.4	$144.5	28.4
Operating profit (loss)	$(48.6)	(4.4)	$(5.7)	(1.1)
Net income (loss)(1)	$(52.2)	(4.7)	$168.5	33.1
Net income attributable to noncontrolling interests	$6.6	0.6	$0.3	0.1
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(58.8)	(5.3)	$168.2	33.0
(1) Net income (loss) for the the three months ended March 31, 2016 includes income from discontinued operations, net of tax of $147.8.

Net Sales

The following table represents information regarding the Company's net sales:

	Three Months Ended				Percent of Total Net Sales for the Three Months Ended
	March 31,				March 31,
	2017	2016	% Change	% Change in CC (1)	2017	2016
Segments
Services	$573.2	$318.7	79.9	77.8	52.0	62.5
Software	110.4	22.4	392.9	373.8	10.0	4.4
Systems	419.2	168.5	148.8	146.0	38.0	33.1
Net Sales	$1,102.8	$509.6	116.4	113.7	100.0	100.0

Geographic Regions
Americas	$396.2	$342.5	15.7	12.8	35.9	67.2
EMEA	562.0	85.9	554.2	559.6	51.0	16.9
AP	144.6	81.2	78.1	81.4	13.1	15.9
Net Sales	$1,102.8	$509.6	116.4	113.7	100.0	100.0

Solutions
Banking	$819.6	$507.6	61.5	59.5	74.3	99.6
Retail	283.2	2.0	N/M	N/M	25.7	0.4
Net Sales	$1,102.8	$509.6	116.4	113.7	100.0	100.0
(1) The Company calculates constant currency by translating the prior year period results at the current year exchange rate.
N/M = Not Meaningful

Three months ended March 31, 2017 compared with three months ended March 31, 2016

Net sales increased $593.2 or 116.4 percent including a net favorable currency impact of $6.5 primarily related to the Brazil real, which was partially offset by a net unfavorable currency impact mainly related to the China renminbi. The Acquisition accounted for $623.6 in net sales. In addition, net sales was adversely impacted $10.4 related to deferred revenue purchase accounting adjustments. The following results include the impact of foreign currency and purchase accounting adjustments:

Segments

•
Services net sales increased $254.5, with $262.8 attributable to the Acquisition and included an unfavorable impact of $5.2 related to purchase accounting adjustments. Excluding the impact of the Acquisition, services sales decreased $8.4 primarily due to a large NA project in the prior year period that did not recur and lower volume in China.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

•
Software net sales increased $88.0, with $84.1 attributable to the Acquisition. Excluding the impact of the Acquisition, software sales increased $3.9 primarily due to higher banking and retail sales in Brazil.

•
Systems net sales increased $250.7, with $276.7 attributable to the Acquisition and included an unfavorable impact of $5.2 related to purchase accounting adjustments. Excluding the impact of the Acquisition, systems sales decreased $26.0 driven by EMEA due to a large project in the prior year period that did not recur as well as lower distributor sales. In addition, lower demand in China also contributed to the decline.

A more detailed discussion of segment revenue is included under "Segment Revenue and Operating Profit Summary" below.

Geographic Regions

•
Americas net sales increased $53.7 or 15.7 percent, with $52.9 attributable to the Acquisition. Excluding the impact of the Acquisition, net sales were relatively flat as increased volume of services and software sales in Latin America, primarily in Brazil and Colombia, partially offset by a large NA project in the prior year period that did not recur.

•
EMEA net sales increased $476.1 or 554.2 percent, with $495.2 attributable to the Acquisition. Excluding the impact of the Acquisition, net sales decreased driven by lower systems sales in Switzerland, distributor channels and Spain as well as lower volume of digital pin pad sales.

•
AP net sales increased $63.4 or 78.1 percent, with $75.5 attributable to the Acquisition. Excluding the impact of the Acquisition, net sales decreased primarily due to lower services and systems sales in China, Thailand and Philippines.

Solutions

•
Banking net sales increased $312.0 or 61.5 percent, with $346.7 attributable to the Acquisition and included an unfavorable impact of $6.2 related to purchase accounting adjustments. Excluding the impact of the Acquisition, net sales decreased due to lower systems sales in EMEA and AP as well as a decrease in services revenue, mainly in NA.

•
Retail net sales increased $281.2, which was attributable to the Acquisition and included an unfavorable impact of $4.2 related to purchase accounting adjustments. Retail net sales includes the Brazil other business.

Gross Profit

The following table represents information regarding the Company's gross profit:

	Three Months Ended
	March 31,
	2017	2016	% Change
Gross profit - services and software	$178.1	$110.2	61.6
Gross profit - systems	64.4	28.6	125.2
Total gross profit	$242.5	$138.8	74.7

Gross margin - services and software	26.1%	32.3%
Gross margin - systems	15.4%	17.0%
Total gross margin	22.0%	27.2%

Services and software gross margin was lower due in part to the impact of the Acquisition, which utilizes an outsourcing model to support its service and software revenue stream, resulting in lower margins. In addition, gross margin was impacted by profitable EMEA projects in the prior year period that did not recur and price erosion in China. Services and software gross profit included non-routine charges of $5.4 primarily related to purchase accounting adjustments associated with the Acquisition. Services and software gross profit also included restructuring charges of $3.0 and $0.3 in the three months ended March 31, 2017 and 2016, respectively.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Systems gross margin decreased as a result of purchase accounting adjustments associated with the Acquisition. Purchase accounting adjustments included a $5.2 reduction in revenue and an increase in cost of sales of $12.8. Systems gross profit also included total restructuring charges of $0.6 and other non-routine charges of $1.3 in the three months ended March 31, 2017.

Operating Expenses

The following table represents information regarding the Company's operating expenses:

	Three Months Ended
	March 31,
	2017	2016	% Change
Selling and administrative expense	$247.0	$125.6	96.7
Research, development and engineering expense	41.4	18.5	123.8
Impairment of assets	3.1	—	N/M
(Gain) loss on sale of assets, net	(0.4)	0.4	(200.0)
Total operating expenses	$291.1	$144.5	101.5

Excluding the impact of incremental expense associated with the Acquisition of $133.8, the decrease in selling and administrative expense in the three months ended March 31, 2017 compared to the same period of 2016 primarily resulted from overall cost reductions tied to DN2020. The three months ended March 31, 2017 also benefited from lower non-routine charges pertaining to the corporate monitor as well as lower bad debt expense. These decreases were slightly offset by an unfavorable currency impact of $1.3.

Non-routine expenses in selling and administrative expense of $49.1 and $13.8 were included in the three months ended March 31, 2017 and 2016, respectively. The primary components of the non-routine expenses pertained to acquisition and divestiture costs totaling $30.2 and purchase accounting adjustments of $19.0 related to intangible asset amortization. Selling and administrative expense included restructuring charges of $8.4 and $0.1 in the three months ended March 31, 2017 and 2016, respectively.

Research, development and engineering expense as a percent of net sales in the three months ended March 31, 2017 was 3.8 percent compared with 3.6 percent in 2016. Excluding the impact of acquisitions, research and development expense decreased primarily as a result of the wind down of legacy transformation initiatives compared to the same prior year period. Research, development and engineering expense included non-routine charges of $0.5 and restructuring charges of $0.9 in the three months ended March 31, 2017. There were no non-routine or restructuring charges in the three months ended March 31, 2016.

During the first quarter of 2017, the Company recorded impairments totaling $3.1 related to information technology transformation and integration activities.

Operating expense as a percent of net sales in the three months ended March 31, 2017 was 26.4 percent compared with 28.4 percent in the three months ended March 31, 2016.

Operating Profit

The following table represents information regarding the Company's operating profit:

	Three Months Ended
	March 31,
	2017	2016	% Change
Operating profit (loss)	$(48.6)	$(5.7)	(752.6)
Operating profit margin	(4.4)%	(1.1)%

The decrease in operating profit in the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to higher operating expenses, which included amortization of acquired intangible assets, restructuring and non-routine costs related to acquisitions and divestitures.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Other Income (Expense)

The following table represents information regarding the Company's other income (expense), net:

	Three Months Ended
	March 31,
	2017	2016	% Change
Interest income	$6.4	$4.9	30.6
Interest expense	(30.8)	(11.5)	(167.8)
Foreign exchange gain (loss), net	(3.1)	(2.4)	(29.2)
Miscellaneous, net	1.3	34.6	(96.2)
Other income (expense), net	$(26.2)	$25.6	(202.3)

The increase in interest income in the three months ended March 31, 2017, compared with the same period in 2016, was driven by incremental interest income associated with the Acquisition. Interest expense was higher than the prior year period associated with the financing required for the Acquisition. Miscellaneous, net in the three months ended March 31, 2016 included a mark-to market gain of $36.5 associated with the Company's foreign currency option contracts entered into on November 23, 2015.

Income (Loss) From Continuing Operations, Net of Tax

The following table represents information regarding the Company's income (loss) from continuing operations, net of tax:

	Three Months Ended
	March 31,
	2017	2016	% Change
Income (loss) from continuing operations, net of tax	$(52.2)	$20.7	(352.2)
Percent of net sales	(4.7)%	4.1%
Effective tax rate	30.2%	(4.0)%

Income (loss) from continuing operations, net of tax was $(52.2) and $20.7 for the three months ended March 31, 2017 and 2016, respectively. The decrease is primarily due to the reasons described above and the change in income tax (benefit) expense.

Companies are required to apply their estimated annual tax rate on a year-to-date basis in each interim period. Companies should not apply the estimated annual tax rate to interim financial results if the estimated annual tax rate is not reliably predictable. In this situation, the interim tax rate should be based on the actual year-to-date results. We are not able to reasonably estimate the annual effective tax rate for the year ending December 31, 2017, because small fluctuations in the Company's earnings before taxes could result in a material change in the estimated annual tax rate based on the current projections. For this reason, the Company does not believe the estimated annual tax rate provides a reliable estimate and as a result, the Company has computed the interim tax rate based on the actual year-to-date results.

The effective tax rate on the income (loss) from continuing operations for the three months ended March 31, 2017 was 30.2 percent percent compared to (4.0) percent on income for the three months ended March 31, 2016. The significant increase in the effective tax rate is due to the jurisdictional income (loss) mix and varying statutory rates in the Company’s global footprint. In addition, the negative tax rate for the three months ended March 31, 2016 was primarily attributable to the nontaxable $36.5 mark-to-market gain on foreign currency option contracts related to the Acquisition.

Income (Loss) From Discontinued Operations, Net of Tax

Income (loss) from discontinued operations, net of tax was $147.8 for the three months ended March 31, 2016. The closing of the NA electronic security divestiture occurred on February 1, 2016 and the Company recorded a gain (loss) on sale, net of tax, of $149.1 for the three months ended March 31, 2016. Additionally, the income from discontinued operations, net of tax includes a net loss of $1.3 as a result of the operations included through February 1, 2016.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Net Income (Loss)

Net income (loss) decreased $220.7 to a net loss of $(52.2) for the three months ended March 31, 2017, compared to income of $168.5 for the same period in 2016 due to the reasons described above.

Segment Revenue and Operating Profit Summary

The following tables represent information regarding the Company's revenue and operating profit by reporting segment:

	Three Months Ended
	March 31,
Services:	2017	2016	% Change
Revenue	$573.2	$318.7	79.9
Segment operating profit (loss)	$81.2	$64.0	26.9
Segment operating profit margin	14.2%	20.1%

Services revenue increased $254.5 or 79.9 percent and included a net favorable currency impact of $3.7. The three months ended March 31, 2017 also included an unfavorable impact of $5.2 related to purchase accounting adjustments. The overall increase in services revenue was due to incremental revenue associated with the Acquisition of $262.8, which consisted of banking $163.3 and retail $99.5. Excluding the impact of the Acquisition and currency, services banking revenue decreased $13.5 primarily due to a large NA project in the prior year period that did not recur and in China due to price erosion and lower parts sales. These decreases were partially offset by higher billed work revenue in NA associated with a large project and increased service maintenance revenue in Latin America driven by volume increases primarily in Colombia.
Segment operating profit increased as a result of incremental gross profit partially offset by higher operating expense associated with the Acquisition. Segment operating profit was unfavorably impacted by lower contract maintenance gross profit in the Americas that was the result of a service contract base decline. Operating profit was also impacted by lower gross profit in China due to price erosion as well as profitable EMEA projects in the prior year period that did not recur. Segment operating expenses increased as a result of incremental expense associated with acquisitions and divestitures. The year-over-year decrease in segment operating profit margin was primarily due to the smaller scale and outsourcing activities associated with the incremental Diebold Nixdorf AG service business results.

	Three Months Ended
	March 31,
Software:	2017	2016	% Change
Revenue	$110.4	$22.4	392.9
Segment operating profit (loss)	$5.3	$(8.3)	163.9
Segment operating profit margin	4.8%	(37.1)%
Software revenue increased $88.0 or 392.9 percent and included a net favorable currency impact of $0.9. The Acquisition contributed $84.1 of the increase and was comprised of $47.9 from banking and $36.2 from retail. Excluding the impact of the Acquisition and currency, software revenue increased $3.2 primarily due to higher volume in banking and retail sales in Brazil.

Segment operating profit increased as a result of incremental gross profit partially offset by higher operating expense associated with the Acquisition. Segment operating expenses increased as a result of incremental expense associated with acquisitions and divestitures. The year-over-year increase in segment operating profit margin was primarily due to the larger scale for professional services and higher volume of licensing associated with the incremental Diebold Nixdorf AG software business results.

	Three Months Ended
	March 31,
Systems:	2017	2016	% Change
Revenue	$419.2	$168.5	148.8
Segment operating profit (loss)	$(3.9)	$(16.9)	76.9
Segment operating profit margin	(0.9)%	(10.0)%

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Systems revenue increased $250.7 or 148.8 percent and included a net favorable currency impact of $1.9. The three month time period of 2017 also included an unfavorable impact of $5.2 related to purchase accounting adjustments. The increase in systems revenue was due to incremental revenue associated with the Acquisition of $276.7, which consisted of $135.5 from banking and $141.2 from retail. Excluding the impact of the Acquisition and currency, systems banking revenue decreased $29.9 as a result of a large project in Switzerland in the prior year period that did not recur as well as lower distributor sales. In Asia Pacific, lower volume in China due to decreased demand, a decrease in security sales in India and lower volume in the Philippines, also contributed to the decline. Additionally, digital pin pad sales were lower due to non-recurring business in the current period.

Segment operating profit increased as a result of incremental gross profit partially offset by higher operating expense associated with the Acquisition. Conversely, segment operating profit was negatively impacted by lower gross profit in the Americas driven by a decrease in volume in Mexico and an unfavorable customer mix in Brazil, which adversely impacted gross profit $2.7, while NA was unfavorably impacted by lower regional customer volume. Additionally, EMEA banking volume declines related to a large non-recurring project in the prior year which carried a higher margin also unfavorably impacted gross profit. Segment operating expenses increased as a result of incremental expense associated with acquisitions and divestitures. The year-over-year increase in segment operating profit margin was primarily due to higher margins associated with the incremental Diebold Nixdorf AG software business results.

Refer to note 20 to the condensed consolidated financial statements for further details of segment revenue and operating profit.

Liquidity and Capital Resources

The Company's total cash and cash availability as of March 31, 2017 and December 31, 2016 was as follows:

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$490.1	$652.7
Additional cash availability from
Uncommitted lines of credit	183.6	69.0
Revolving credit facility	520.0	352.0
Short-term investments	77.7	64.1
Total cash and cash availability	$1,271.4	$1,137.8

Capital resources are obtained from income retained in the business, borrowings under the Company’s senior notes, committed and uncommitted credit facilities and operating and capital leasing arrangements. Management expects that the Company’s capital resources will be sufficient to finance planned working capital needs, research and development activities, investments in facilities or equipment, pension contributions, repayments of debt, the payment of dividends on the Company’s common shares and any repurchases of the Company’s common shares for at least the next 12 months. As of March 31, 2017, $546.6 or 96.3 percent of the Company's cash and cash equivalents and short-term investments reside in international tax jurisdictions. Repatriation of these funds could be negatively impacted by potential payments for foreign and domestic taxes. The Company has approximately $183.2 of earnings that are available for repatriation with no additional tax expense as the Company has already provided for such taxes. Part of the Company’s growth strategy is to pursue acquisitions complementary to the Company's future structure. The Company has made acquisitions in the past and intends to make acquisitions in the future. The Company intends to finance any future acquisitions with either cash and short-term investments, cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

The following table summarizes the results of the Company's condensed consolidated statement of cash flows for the three months ended March 31:

Summary of cash flows:	2017	2016
Net cash used by operating activities - continuing operations	$(66.4)	$(109.9)
Net cash used by investing activities - continuing operations	(29.0)	(13.8)
Net cash used by financing activities	(72.4)	(247.0)
Discontinued operations, net	—	359.8
Effect of exchange rate changes on cash and cash equivalents	5.2	3.4
Increase (decrease) in cash and cash equivalents	$(162.6)	$(7.5)

Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impact reported cash flows.

Net cash used by operating activities - continuing operations was $66.4 for the three months ended March 31, 2017, a decrease in use of $43.5 from $109.9 for the same period in 2016.

•
The net aggregate of trade accounts receivable, inventories and accounts payable used $76.1 in operating cash flows during the three months ended March 31, 2017, compared to $105.8 used during the same period of 2016. In general, the amount of cash flow provided or used by the aggregate of trade accounts payable, inventories and trade accounts receivable depends upon how effectively the Company manages the cash conversion cycle, which represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period. Accounts receivable remained relatively consistent compared to prior year same period. Inventory use decreased compared to prior year due to normalization of inventory in the United States, primarily due to working capital initiatives, and in Europe offset by a ramp up in inventory in Brazil. The accounts payable use is lower due to a decrease in payments compared to the prior year same period.

•
In the aggregate the other combined certain assets and liabilities used $6.9 of operating cash during the three months ended March 31, 2017, compared to a use of $9.3 provided in the same period of 2016. The decrease in use is primarily due to an increase in deferred revenue cash provided by the timing of customer prepayments, mainly on service contracts compared to the prior year. This was offset by cash uses related to interest paid, restructuring charges, VAT payments and a transition service netting settlement with Securitas AB. Additionally, there were non-cash uses related to taxes payable and long term receivables, offset by non-cash sources of interest accrual, Diebold Nixdorf AG option fair value adjustment and noncontrolling interest dividend.

•
Net income for the three months ended March 31, 2017 decreased $220.7, which is primarily due to integration, restructuring and interest costs compared to March 31, 2016. Additionally, the three months ended March 31, 2016 included a gain on the sale of the NA electronic security business.

On November 23, 2015, the Company entered into two foreign currency option contracts to purchase €1,416.0 for $1,547.1 to hedge against the effect of exchange rate fluctuations on the euro-denominated cash consideration related to the Acquisition and estimated euro denominated acquisition-related costs and any outstanding Diebold Nixdorf AG borrowings. At that time, the cash component of the purchase price consideration was €1,162.2. During the three months ended March 31, 2016, the Company recorded a $36.5 mark-to-market gain on foreign currency option contracts which is reflected in miscellaneous, net. The weighted average strike price was $1.09 per euro.

Investing Activities

Net cash used by investing activities - continuing operations was $29.0 for the three months ended March 31, 2017 compared to net cash used by investing activities of $13.8 for the same period in 2016. The $15.2 change was primarily related to an increase in capital expenditures of $7.4 and increased payments for purchases of investments, offset by increased proceeds from maturities of investments.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

The cash provided by the discontinued operations, net, includes the cash provided by the operations of the NA electronic security business. In the first quarter of 2016, discontinued operations, net, primarily related to the $365.1 proceeds received for the NA electronic security business divestiture.

Financing Activities

Net cash used by financing activities was $72.4 for the three months ended March 31, 2017 compared to net cash used by financing activities of $247.0 for the same period in 2016 for a period over period decrease of $174.6. The change was primarily due to the period over period decrease of $63.5 in debt borrowings, net of repayments and $11.2 dividends paid. These decreases were offset by an increase of $13.7 distributions to noncontrolling interests. Additionally, three months ended March 31, 2016 included a $116.1 use related to restricted cash pursuant to the terms of the Credit Agreement.

The cash flows related to debt borrowings and repayments were as follows:

	Three Months Ended
	March 31, 2017	March 31, 2016
Revolving credit facility borrowings (repayments), net	$20.0	$73.1

Other debt borrowings
International short-term uncommitted lines of credit borrowings	$19.1	$17.3

Other debt repayments
Payments on 2006 Senior Notes	$—	$(175.0)
Payments on Term Loan A Facility under the Credit Agreement	(4.3)	(2.9)
Payments on Term Loan B Facility - USD under the Credit Agreement	(2.5)	—
Payments on Term Loan B Facility - Euro under the Credit Agreement	(1.0)	—
Payments on European Investment Bank	(63.1)	—
International short-term uncommitted lines of credit and other repayments	(13.1)	(20.1)
	$(84.0)	$(198.0)

Debt As of March 31, 2017, the Company had various international short-term uncommitted lines of credit with borrowing limits of $226.5. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of March 31, 2017 and December 31, 2016 was 5.83 percent and 9.87 percent, respectively. The decrease in the weighted-average interest rate is attributable to a change in mix of borrowings of foreign entities. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at March 31, 2017 was $183.6.

The Company entered into the Credit Agreement, dated as of November 23, 2015, among the Company and certain of the Company's subsidiaries, as borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders named therein. The Credit Agreement included, among other things, mechanics for the Company’s existing revolving and term loan A facilities to be refinanced under the Credit Agreement. On December 23, 2015, the Company entered into a Replacement Facilities Effective Date Amendment, which amended the Credit Agreement, among the Company, certain of the Company’s subsidiaries, the lenders identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to which the Company refinanced its $520.0 revolving and $230.0 term loan A senior unsecured credit facilities (which have been terminated and repaid in full) with, respectively, a new unsecured Revolving Facility in an amount of up to $520.0 and a new (non-delayed draw) unsecured Term Loan A Facility on substantially the same terms as the Delayed Draw Term Facility (as defined in the Credit Agreement) in the amount of up to $230.0. The Delayed Draw Term Facility of $250.0 may be drawn up to one year after the closing date of the Acquisition. The Revolving Facility and Term Loan A Facility are subject to the same maximum consolidated net leverage ratio and minimum consolidated interest coverage ratio as the Delayed Draw Term Facility. On December 23, 2020, the Term Loan A Facility will mature and the Revolving Facility will automatically terminate. The weighted-average interest rate on outstanding revolving credit facility borrowings as of March 31, 2017 and December 31, 2016 was 2.75 percent and 2.56 percent, respectively,

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

which is variable based on the LIBOR. The amount available under the revolving credit facility as of March 31, 2017 was $520.0. As of March 31, 2017 the outstanding balance on the Term Loan A Facility was $214.2.

On April 19, 2016, the Company issued the 2024 Senior Notes in an offering exempt from the registration requirements of the Securities Act in connection with the Acquisition. The 2024 Senior Notes are and will be guaranteed by certain of the Company’s existing and future domestic subsidiaries. As of March 31, 2017 the outstanding balance on the 2024 Senior Notes was $400.0.

Also in April 2016, allocation and pricing of the Term Loan B Facility provided under the Credit Agreement (which the Term Loan B Facility was used to provide part of the financing for the Acquisition) was completed. The Term Loan B Facility consists of a $1,000.0 U.S. dollar-denominated tranche that bears interest at LIBOR plus an applicable margin of 4.50 percent (or, at the Company’s option, prime plus an applicable margin of 3.50 percent), and a €350.0 euro-denominated tranche that will bear interest at EURIBOR plus an applicable margin of 4.25 percent. Each tranche was funded during the second quarter of 2016 at 99 percent of par. As of March 31, 2017 the outstanding balance on the Term Loan B Facility was $795.0 and $371.3 for the U.S. dollar-denominated and euro-denominated tranches, respectively.

On May 6, and August 16, 2016, the Company entered into the Second and Third Amendments to the Credit Agreement, which re-denominated a portion of the Term Loan B Facility into euros and guaranteed the prompt and complete payment and performance of the obligations when due under the Credit Agreement.

The Amended and Restated Credit Agreement financial covenant ratios at March 31, 2017 are as follows:

•
a maximum total net debt to adjusted EBITDA leverage ratio of 4.50 for the three months ended March 31, 2017 (reducing to 4.25 on December 31, 2017, further reduced to 4.00 on December 31, 2018, and further reduced to 3.75 on June 30, 2019); and

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

The Company’s financing agreements contain various restrictive financial covenants, including net debt to capitalization, net debt to EBITDA and net interest coverage ratios. As of March 31, 2017, the Company was in compliance with the financial and other covenants within its debt agreements.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

The Company anticipates entering into an incremental amendment to its Credit Agreement (Incremental Agreement) in the second quarter of 2017. The Incremental Amendment is expected to (i) repriced and reduced the Term Loan B Facility - USD loans through (a) repayment of $250.0 with the proceeds of loans drawn under its $250.0 Delayed Draw Term Facility, (b) replacement of $70.0 with repriced Term Loan B Facility - Euro and (c) a refinancing of the remaining Original Dollar Term Loans with $475.0 million of new Term Loan B Facility - USD (the Repriced Term Loan B Facility - USD) and (ii) new repriced and increased Term Loan B Facility - Euro (the Repriced Term Loan B Facility - Euro).

The Company anticipates the interest rate with respect to (i) the Repriced Term Loan B Facility - USD is based on, at the Company’s option, adjusted LIBOR plus 2.75 percent (with a floor of 0.00 percent) or ABR plus 1.75 percent (with an ABR floor of 1.00 percent), which is a decrease from the interest rate that was applicable to the Term Loan B Facility - USD, (ii) the Repriced Term Loan B Facility - Euro is based on adjusted EURIBOR plus 3.00 percent (with a floor of 0.00 percent), which is a decrease from the interest rate that was applicable to the Term Loan B Facility - Euro, and (iii) the Delayed Draw Term Facility. The Company anticipates approximately $5 of reduced interest expense per quarter upon execution of the Incremental Agreement.

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

Dividends The Company paid dividends of $7.6 and $18.8 in the three months ended March 31, 2017 and 2016, respectively. Quarterly dividends were $0.10 per share for the three months ended March 31, 2017 compared to $0.2875 per share for the three months ended March 31, 2016.

Contractual Obligations In the first three months of 2017, the Company entered into purchase commitments due within one year for materials through contract manufacturing agreements for a total negotiated price. At March 31, 2017, the Company had purchase commitments due within one year totaling $14.8 for materials through contract manufacturing agreements at negotiated prices.

In the fourth quarter of 2015, the Company announced its intention to acquire all 29.8 Diebold Nixdorf AG ordinary shares outstanding (33.1 total Diebold Nixdorf AG ordinary shares issued inclusive of 3.3 treasury shares) through a voluntary tender offer for €38.98 in cash and 0.434 common shares of the Company per Diebold Nixdorf AG ordinary share outstanding.

Subsequent to the closing of the Acquisition, the DPLTA became effective by entry in the commercial register at the local court of Paderborn (Germany) on February 14, 2017. The DPLTA offers the Diebold Nixdorf AG minority shareholders, at their election, (i) the ability to put their Diebold Nixdorf AG ordinary shares to Diebold KGaA in exchange for cash compensation of €55.02 per Diebold Nixdorf AG ordinary share, or (ii) to remain Diebold Nixdorf AG minority shareholders and receive a recurring compensation in cash of €3.13 (€2.82 net under the current taxation regime) per Diebold Nixdorf AG ordinary share for each full fiscal year of Diebold Nixdorf AG. The ultimate timing and amount of any future cash payments related to the DPLTA are uncertain.

Except for the items noted above, all contractual cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at March 31, 2017 compared to December 31, 2016.

Off-Balance Sheet Arrangements The Company enters into various arrangements not recognized in the condensed consolidated balance sheets that have or could have an effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources. The principal off-balance sheet arrangements that the Company enters into are guarantees, operating leases and sales of finance receivables. The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, regulatory agencies and insurance providers. If the Company is not able to make payment, the suppliers, regulatory agencies and insurance providers may draw on the pertinent bank. Refer to note 15 to the condensed consolidated financial statements for further details of guarantees. The Company has sold finance receivables to financial institutions while continuing to service the receivables. The Company records these sales by removing finance receivables from the condensed consolidated balance sheets and recording gains and losses in the condensed consolidated statements of operations.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

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

Management believes there have been no significant changes during the three months ended March 31, 2017 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Some of the risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements include, but are not limited to:

•
the ultimate impact of the review of the Acquisition by the Competition and Markets Authority in the United Kingdom including the Company's ability to successfully divest its legacy Diebold business in the United Kingdom;

•	the implementation and ultimate impact of the DPLTA with Diebold Nixdorf AG;

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

•
the ultimate outcome and results of integrating the operations of the Company and Diebold Nixdorf AG, the ultimate outcome of the Company’s pricing, operating and tax strategies applied to Diebold Nixdorf AG and the ultimate ability to realize synergies;

•	the Company's ability to successfully operate its joint ventures in China with the Inspur Group and Aisino Corp.;

•	competitive pressures, including pricing pressures and technological developments;

•	changes in the Company's relationships with customers, suppliers, distributors and/or partners in its business ventures;

•
changes in political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the worldwide business in each of the Company's operations;

•
global economic conditions, including any additional deterioration and disruptions in the financial markets, including bankruptcies, restructurings or consolidations of financial institutions or otherwise, which could reduce the Company's customer base and/or adversely affect its customers’ ability to make capital expenditures, as well as adversely impact the availability and cost of credit;

•	acceptance of the Company's product and technology introductions in the marketplace;

•	the Company’s ability to maintain effective internal controls over financial reporting;

•
changes in the Company’s intention to further repatriate cash and cash equivalents and short-term investments residing in international tax jurisdictions could negatively impact foreign and domestic taxes;

•	unanticipated litigation, claims or assessments, as well as the outcome/impact of any current/pending litigation, claims or assessments;

•	variations in consumer demand for banking technologies, products and services;

•	potential disruptions, breaches or other violations of the Company's information technology systems;

•
the investment performance of the Company’s pension plan assets, which could require the Company to increase its pension contributions, and significant changes in healthcare costs, including those that may result from government action;

•	the amount and timing of repurchases of the Company’s common shares, if any; and

•	the Company's ability to achieve benefits from its cost-reduction initiatives and other strategic changes associated with DN2020.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

On August 15, 2016, the Company designated its €350.0 euro-denominated Term Loan B Facility as a net investment hedge of its investments in certain subsidiaries that use the Euro as their functional currency in order to reduce volatility in stockholders' equity caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. Dollar. The notes will bear interest at the EURIBOR plus an applicable margin of 4.25 percent. Effectiveness will be assessed at least quarterly by confirming that the respective designated net investments' net equity balances at the beginning of any period collectively continues to equal or exceed the balance outstanding on the Company's Euro-denominated term loan. Changes in value that are deemed effective are accumulated in AOCI. When the respective net investments are sold or substantially liquidated, the balance of the cumulative translation adjustment in AOCI will be reclassified into earnings. The net gain (loss) recognized in AOCI on net investment hedge foreign currency borrowings was $(6.1) for the three months ended March 31, 2017. On March 30, 2017, the Company de-designated €130.6 of its euro-denominated Term Loan B Facility.

Refer to the Company’s annual report on Form 10-K for the year ended December 31, 2016 for a discussion of market risk exposures. There have been no material changes in this information since December 31, 2016.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2017
(in millions, except share and per share amounts)

Item 4: Controls and Procedures

This quarterly report on Form 10-Q includes the certifications of the Company's chief executive officer (CEO) and chief financial officer (CFO) required by Rule 13a-14 of the Securities Exchange Act of 1934 (the Exchange Act). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

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

In connection with the preparation of this quarterly report on Form 10-Q, the Company's management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that such disclosure controls and procedures were effective as of March 31, 2017.

Change in Internal Controls

On August 15, 2016, the Company completed the acquisition of Diebold Nixdorf AG. As permitted by SEC guidance, the scope of management’s evaluation of internal control over financing reporting as of March 31, 2017 did not include the internal control over financial reporting of Diebold Nixdorf AG. However, we are extending the Company's oversight and monitoring processes that support its internal control over financial reporting to include Diebold Nixdorf AG's operations.

During the quarter ended March 31, 2017, there have been no other changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2017
(in millions, except share and per share amounts)

Part II – Other Information
Item 1: Legal Proceedings

At March 31, 2017, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims.

For more information regarding legal proceedings, please refer to Part I, Item 3 of the Company's annual report on Form 10-K for the year ended December 31, 2016. There have been no material developments with respect to the legal proceedings reported in the Company's annual report on Form 10-K for the year ended December 31, 2016.

Item 1A: Risk Factors

Refer to the Company’s annual report on Form 10-K for the year ended December 31, 2016. Except as presented below, there has been no material change to this information since December 31, 2016.

The Company is exposed to additional litigation risk and uncertainty with respect to the remaining minority shareholders of Diebold Nixdorf AG.

As a result of the Acquisition, the Company continues to be exposed to litigation risk and uncertainty associated with the remaining minority shareholders of Diebold Nixdorf AG. The Company’s willingness and/or ability to acquire all issued and outstanding shares of Diebold Nixdorf AG, and the timing of any such potential acquisition, is uncertain. In addition, the adequacy of both forms of compensation payments to minority shareholders agreed under the terms of the DPLTA has been challenged by several minority shareholders of Diebold Nixdorf AG by initiating court-led appraisal proceedings under German law. The Company cannot rule out that the competent court in such appraisal proceeding may adjudicate a higher exit compensation or recurring payment obligation (in each case, including interest thereon) than agreed upon in the DPLTA, the financial impact and timing of which is uncertain.

The Acquisition remains subject to antitrust approval by the Competition and Markets Authority of the United Kingdom, which, if delayed or not granted, may impact the Company's ability to integrate successfully.

While the Acquisition closed on August 15, 2016, it remains subject to approval by the Competition and Markets Authority of the United Kingdom (CMA). On March 16, 2017, the CMA published its official findings in connection with the Acquisition in the U.K. and concluded that a structural remedy is required. On April 27, 2017 the Company gave undertakings to the CMA that it would divest either the legacy Diebold U.K. business or the legacy Wincor Nixdorf U.K. business to a purchaser approved by the CMA, thereby remedying the CMA’s concerns. Although the Company is actively pursuing a divestiture as soon as practicable of its legacy Diebold business in the U.K. to a potential purchaser that has been approved by the CMA, the Company and Diebold Nixdorf AG continue to be required to operate their businesses in the U.K. separately until the Diebold business in the U.K. has been sold and final approval for the integration of the Diebold Nixdorf AG business in the U.K. has been received from the CMA. The CMA has discretion in granting its approval of the terms of sale of the Diebold business in the U.K. to ensure sufficient competition in the U.K. market. No assurance can be given as to the Company’s ability to ultimately satisfy the CMA’s requirements. Any delay or uncertainty relating to the CMA approval may result in additional transaction costs and make it more difficult for us to maintain or pursue particular business strategies and integrate successfully.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Information concerning the Company’s share repurchases made during the first quarter of 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
January	1,005	$26.35	—	2,426,177
February	158,268	$28.23	—	2,426,177
March	2,557	$26.30	—	2,426,177
Total	161,830	$28.18	—

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2017
(in millions, except share and per share amounts)

(1)	All shares were surrendered or deemed surrendered to the Company in connection with the Company’s share-based compensation plans.

(2)
The total number of shares repurchased as part of the publicly announced share repurchase plan since its inception was 13,450,772 as of March 31, 2017. The plan was approved by the Board of Directors in 1997. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. The plan has no expiration date. The following table provides a summary of Board of Directors approvals to repurchase the Company’s outstanding common shares:

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

3.1(ii)	Amended and Restated Code of Regulations - incorporated by reference to Exhibit 3.1(ii) to Registrant’s Current Report on Form 8-K filed on February 17, 2017 (Commission File No. 1-4879)

3.2
Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated – incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996 (Commission File No. 1-4879)

3.3
Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated – incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K for the year ended December 31, 1998 (Commission File No. 1-4879)

3.4
Certificate of Amendment to Amended Articles of Incorporation of Diebold Nixdorf, Incorporated - incorporated by reference to Exhibit 3.1(i) to Registrant’s Form 8-K filed on December 12, 2016 (Commission File No. 1-4879)

3.5	Certificate of Amendment to the Amended Articles of Incorporation of Diebold Nixdorf, Incorporated, effective April 26, 2017

10.1	Offer Letter - Jürgen Wunram

10.2	Offer Letter - Olaf Heyden

10.3	Offer Letter - Ulrich Näher

10.4	Jürgen Wunram Amended Service Agreement

10.5	Olaf Heyden Amended Service Agreement

10.6	Ulrich Näher Amended Service Agreement

10.7	Christopher Chapman Service Agreement

10.8
Diebold Nixdorf, Incorporated 2017 Equity and Performance Incentive Plan - incorporated by reference to Exhibit 4.6 to Registrant’s Form S-8 filed on April 26, 2017 (Registration Statement No. 333-217476)

10.9	Form of Non-Qualified Stock Option Agreement (2017 Plan) - incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on April 28, 2017 (Commission File No. 1-4879)

10.1	Form of Restricted Share Agreement (2017 Plan) - incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on April 28, 2017 (Commission File No. 1-4879)

10.11	Form of Restricted Stock Unit Agreement - Cliff Vest (2017 Plan) - incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed on April 28, 2017 (Commission File No. 1-4879)

10.12	Form of Restricted Stock Unit Agreement - Ratable Vest (2017 Plan) - incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K filed on April 28, 2017 (Commission File No. 1-4879)

10.13	Form of Restricted Stock Unit Agreement - Non-employee Directors (2017 Plan) - incorporated by reference to Exhibit 10.5 to Registrant’s Form 8-K filed on April 28, 2017 (Commission File No. 1-4879)

10.14	Form of Stock Appreciation Rights Agreement (2017 Plan) - incorporated by reference to Exhibit 10.6 to Registrant’s Form 8-K filed on April 28, 2017 (Commission File No. 1-4879)

10.15	Form of Performance Shares Agreement (2017 Plan) - incorporated by reference to Exhibit 10.7 to Registrant’s Form 8-K filed on April 28, 2017 (Commission File No. 1-4879)

10.16	Form of Performance Units Agreement (2017 Plan) - incorporated by reference to Exhibit 10.8 to Registrant’s Form 8-K filed on April 28, 2017 (Commission File No. 1-4879)

10.17	Form of Synergy Grant Performance Share Agreement - incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on February 13, 2017 (Commission File No. 1-4879)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2017
(in millions, except share and per share amounts)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD NIXDORF, INCORPORATED

Date:	May 4, 2017		/s/ Andreas W. Mattes
		By:	Andreas W. Mattes
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 4, 2017		/s/ Christopher A. Chapman
		By:	Christopher A. Chapman
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION
3.1(i)
Amended and Restated Articles of Incorporation of Diebold, Incorporated – incorporated by reference to Exhibit 3.1(i) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (Commission File No. 1-4879)

3.1(ii)	Amended and Restated Code of Regulations - incorporated by reference to Exhibit 3.1(ii) to Registrant’s Current Report on Form 8-K filed on February 17, 2017 (Commission File No. 1-4879)

3.2
Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated – incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996 (Commission File No. 1-4879)

3.3
Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated – incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K for the year ended December 31, 1998 (Commission File No. 1-4879)

3.4
Certificate of Amendment to Amended Articles of Incorporation of Diebold Nixdorf, Incorporated - incorporated by reference to Exhibit 3.1(i) to Registrant’s Form 8-K filed on December 12, 2016 (Commission File No. 1-4879)

3.5	Certificate of Amendment to the Amended Articles of Incorporation of Diebold Nixdorf, Incorporated, effective April 26, 2017

10.1	Offer Letter - Jürgen Wunram

10.2	Offer Letter - Olaf Heyden

10.3	Offer Letter - Ulrich Näher

10.4	Jürgen Wunram Amended Service Agreement

10.5	Olaf Heyden Amended Service Agreement

10.6	Ulrich Näher Amended Service Agreement

10.7	Christopher Chapman Service Agreement

10.8
Diebold Nixdorf, Incorporated 2017 Equity and Performance Incentive Plan - incorporated by reference to Exhibit 4.6 to Registrant’s Form S-8 filed on April 26, 2017 (Registration Statement No. 333-217476)

10.9	Form of Non-Qualified Stock Option Agreement (2017 Plan) - incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on April 28, 2017 (Commission File No. 1-4879)

10.1	Form of Restricted Share Agreement (2017 Plan) - incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on April 28, 2017 (Commission File No. 1-4879)

10.11	Form of Restricted Stock Unit Agreement - Cliff Vest (2017 Plan) - incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed on April 28, 2017 (Commission File No. 1-4879)

10.12	Form of Restricted Stock Unit Agreement - Ratable Vest (2017 Plan) - incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K filed on April 28, 2017 (Commission File No. 1-4879)

10.13	Form of Restricted Stock Unit Agreement - Non-employee Directors (2017 Plan) - incorporated by reference to Exhibit 10.5 to Registrant’s Form 8-K filed on April 28, 2017 (Commission File No. 1-4879)

10.14	Form of Stock Appreciation Rights Agreement (2017 Plan) - incorporated by reference to Exhibit 10.6 to Registrant’s Form 8-K filed on April 28, 2017 (Commission File No. 1-4879)

10.15	Form of Performance Shares Agreement (2017 Plan) - incorporated by reference to Exhibit 10.7 to Registrant’s Form 8-K filed on April 28, 2017 (Commission File No. 1-4879)

10.16	Form of Performance Units Agreement (2017 Plan) - incorporated by reference to Exhibit 10.8 to Registrant’s Form 8-K filed on April 28, 2017 (Commission File No. 1-4879)

10.17	Form of Synergy Grant Performance Share Agreement - incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on February 13, 2017 (Commission File No. 1-4879)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document