Form 10-Q
period 2017-06-30
DIEBOLD NIXDORF, Inc
filed 2017-07-26
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding as of July 21, 2017 was 75,510,876.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Form 10-Q

Part I – Financial Information
Item 1: Financial Statements
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share and per share amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$451.3	$652.7
Short-term investments	76.9	64.1
Trade receivables, less allowances for doubtful accounts of $61.1 and $50.4, respectively	930.7	835.9
Inventories	779.3	737.7
Prepaid expenses	64.1	60.7
Income taxes	131.3	85.2
Other current assets	208.0	183.3
Total current assets	2,641.6	2,619.6
Securities and other investments	93.7	94.7
Property, plant and equipment, net of accumulated depreciation and amortization of $428.2 and $477.0, respectively	391.9	387.0
Goodwill	1,082.4	998.3
Deferred income taxes	359.9	309.5
Finance lease receivables	18.4	25.2
Customer relationships, net	617.6	596.3
Other intangible assets, net	160.5	176.6
Other assets	89.5	63.1
Total assets	$5,455.5	$5,270.3
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities
Notes payable	$112.5	$106.9
Accounts payable	602.4	560.5
Deferred revenue	426.1	404.2
Payroll and other benefits liabilities	176.4	172.5
Other current liabilities	565.0	580.4
Total current liabilities	1,882.4	1,824.5
Long-term debt	1,787.5	1,691.4
Pensions, post-retirement and other benefits	296.9	297.2
Deferred income taxes	281.0	300.6
Other liabilities	134.0	87.7
Commitments and contingencies
Redeemable noncontrolling interests	449.0	44.1
Equity
Diebold Nixdorf, Incorporated shareholders' equity
Preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Common shares, $1.25 par value, 125,000,000 authorized shares, 90,448,283 and 89,924,378 issued shares, 75,504,941 and 75,144,784 outstanding shares, respectively	113.1	112.4
Additional capital	695.3	720.0
Retained earnings	558.0	662.7
Treasury shares, at cost (14,943,342 and 14,779,597 shares, respectively)	(566.9)	(562.4)
Accumulated other comprehensive loss	(212.3)	(341.3)
Total Diebold Nixdorf, Incorporated shareholders' equity	587.2	591.4
Noncontrolling interests	37.5	433.4
Total equity	624.7	1,024.8
Total liabilities, redeemable noncontrolling interests and equity	$5,455.5	$5,270.3
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales
Services and software	$687.9	$360.2	$1,371.5	$699.5
Systems	446.0	219.8	865.2	390.1
	1,133.9	580.0	2,236.7	1,089.6
Cost of sales
Services and software	536.4	236.8	1,041.9	467.7
Systems	359.7	188.1	714.5	328.0
	896.1	424.9	1,756.4	795.7
Gross profit	237.8	155.1	480.3	293.9
Selling and administrative expense	236.8	127.3	483.8	252.9
Research, development and engineering expense	38.8	17.6	80.2	36.1
Impairment of assets	—	—	3.1	—
(Gain) loss on sale of assets, net	(7.7)	(0.1)	(8.1)	0.3
	267.9	144.8	559.0	289.3
Operating profit (loss)	(30.1)	10.3	(78.7)	4.6
Other income (expense)
Interest income	5.1	6.3	11.5	11.2
Interest expense	(32.2)	(24.3)	(63.0)	(35.8)
Foreign exchange gain (loss), net	(4.6)	(1.2)	(7.7)	(3.6)
Miscellaneous, net	1.9	(26.8)	3.2	7.8
Income (loss) from continuing operations before taxes	(59.9)	(35.7)	(134.7)	(15.8)
Income tax (benefit) expense	(36.3)	(14.9)	(58.9)	(15.7)
Income (loss) from continuing operations, net of tax	(23.6)	(20.8)	(75.8)	(0.1)
Income from discontinued operations, net of tax	—	0.5	—	148.3
Net income (loss)	(23.6)	(20.3)	(75.8)	148.2
Net income attributable to noncontrolling interests	7.0	0.8	13.6	1.1
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(30.6)	$(21.1)	$(89.4)	$147.1

Basic weighted-average shares outstanding	75.5	65.2	75.4	65.1
Diluted weighted-average shares outstanding	75.5	65.2	75.4	65.7

Basic earnings (loss) per share
Income (loss) from continuing operations, net of tax	$(0.41)	$(0.33)	$(1.19)	$(0.02)
Income from discontinued operations, net of tax	—	0.01	—	2.28
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(0.41)	$(0.32)	$(1.19)	$2.26

Diluted earnings (loss) per share
Income (loss) from continuing operations, net of tax	$(0.41)	$(0.33)	$(1.19)	$(0.02)
Income from discontinued operations, net of tax	—	0.01	—	2.26
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(0.41)	$(0.32)	$(1.19)	$2.24

Amounts attributable to Diebold Nixdorf, Incorporated
Income (loss) before discontinued operations, net of tax	$(30.6)	$(21.6)	$(89.4)	$(1.2)
Income from discontinued operations, net of tax	—	0.5	—	148.3
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(30.6)	$(21.1)	$(89.4)	$147.1

Common dividends declared and paid per share	$0.1000	$0.2875	$0.2000	$0.5750
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income (loss)	$(23.6)	$(20.3)	$(75.8)	$148.2
Other comprehensive income (loss), net of tax
Translation adjustment	79.9	21.0	129.2	53.8
Foreign currency hedges (net of tax of $(2.5), $2.1, $(1.3) and $4.0, respectively)	5.6	(3.9)	3.4	(7.5)
Interest rate hedges
Net gain recognized in other comprehensive income (net of tax of $0.4 and $(0.4), respectively)	(0.5)	—	1.5	—
Reclassification adjustment for amounts recognized in net income	(0.1)	—	(0.4)	(0.1)
	(0.6)	—	1.1	(0.1)
Pension and other post-retirement benefits
Net actuarial loss amortization (net of tax of $(0.5), $(0.5), $1.0 and $(1.0), respectively)	0.9	1.0	(3.0)	1.9
Other comprehensive income (loss), net of tax	85.8	18.1	130.7	48.1
Comprehensive income (loss)	62.2	(2.2)	54.9	196.3
Less: comprehensive income (loss) attributable to noncontrolling interests	8.7	0.2	15.3	0.6
Comprehensive income (loss) attributable to Diebold Nixdorf, Incorporated	$53.5	$(2.4)	$39.6	$195.7
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Six Months Ended
	June 30,
	2017	2016
Cash flow from operating activities
Net income (loss)	$(75.8)	$148.2
Income from discontinued operations, net of tax	—	148.3
Income (loss) from continuing operations, net of tax	(75.8)	(0.1)
Adjustments to reconcile net income (loss) to cash flow used by operating activities:
Depreciation and amortization	116.6	30.9
Share-based compensation	15.0	10.1
(Gain) loss on sale of assets, net	(8.1)	0.3
Impairment of assets	3.1	—
Deferred financing costs write-off	2.7	—
Gain on foreign currency option and forward contracts, net	—	(12.9)
Changes in certain assets and liabilities, net of the effects of acquisition
Trade receivables	(85.6)	(94.4)
Inventories	(32.0)	(46.4)
Income taxes	(46.1)	(16.7)
Accounts payable	36.4	(26.6)
Deferred revenue	15.9	(13.0)
Deferred income taxes	(63.4)	6.0
Restructuring payments	(37.7)	(4.8)
Certain other assets and liabilities	(26.8)	(32.2)
Net cash used by operating activities - continuing operations	(185.8)	(199.8)
Net cash used by operating activities - discontinued operations	—	(6.2)
Net cash used by operating activities	(185.8)	(206.0)
Cash flow from investing activities
Payment for acquisition	(2.4)	—
Proceeds from maturities of investments	145.0	107.1
Proceeds from sale of foreign currency option contracts, net	—	42.6
Payments for purchases of investments	(173.7)	(85.9)
Proceeds from sale of assets	11.4	0.4
Capital expenditures	(26.4)	(11.3)
Restricted cash, net	—	(1,768.1)
Increase in certain other assets	(17.6)	(9.3)
Net cash used by investing activities - continuing operations	(63.7)	(1,724.5)
Net cash provided by investing activities - discontinued operations	—	365.1
Net cash used by investing activities	(63.7)	(1,359.4)
Cash flow from financing activities
Dividends paid	(15.3)	(38.0)
Debt issuance costs	(1.1)	(11.2)
Restricted cash, net	—	(54.9)
Revolving credit facility borrowings (repayments), net	119.1	142.0
Other debt borrowings	370.3	1,807.0
Other debt repayments	(416.5)	(256.2)
Distributions and payments to noncontrolling interest holders	(16.3)	(2.0)
Issuance of common shares	0.3	—
Repurchase of common shares	(4.5)	(2.0)
Net cash provided by financing activities	36.0	1,584.7
Effect of exchange rate changes on cash and cash equivalents	12.1	4.1
(Decrease) increase in cash and cash equivalents	(201.4)	23.4
Add: Cash overdraft included in assets held for sale at beginning of period	—	(1.5)
Cash and cash equivalents at the beginning of the period	652.7	313.6
Cash and cash equivalents at the end of the period	$451.3	$335.5
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2017
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

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s annual report on Form 10-K for the year ended December 31, 2016. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may involve risks and uncertainties that could significantly impact expected future results. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of results to be expected for the full year.

In August 2016, the Company acquired Diebold Nixdorf AG, formerly known as Wincor Nixdorf Aktiengesellschaft (the Acquisition). In connection with the business combination agreement related to the Acquisition, the Company announced the realignment of its lines of business to drive greater efficiency and further improve customer service. During the first quarter of 2017, the Company reorganized the management team reporting to the Chief Operating Decision Maker (CODM) and evaluated and assessed the line of business (LOB) reporting structure. The Company's reportable operating segments are based on the following three LOBs: Services, Software and Systems. As a result, the Company reclassified comparative periods for consistency.

The Company has reclassified the presentation of certain prior-year information to conform to the current presentation. The Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, at the beginning of 2017 and accordingly retrospectively reclassified $0.2 of excess tax benefits from share-based compensation from financing activities to operating activities included in the condensed consolidated statements of cash flows for the six months ended June 30, 2016.

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

The standard, along with its amendments, are effective for the Company on January 1, 2018. Early application was permitted on the original adoption date of January 1, 2017. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method and we have not yet selected which transition method we will apply.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

In 2015, we established a cross-functional steering committee and project implementation team to assess the impact of the standard on the Company's legacy revenue from contracts with customers. We utilized a bottoms-up approach to assess and document the impact of the standard on the Company's contract portfolio by reviewing its current accounting policies and practices against application of the requirements of the new standard to identify potential differences. A broad-scope contract analysis was carried out to substantiate the results of the assessment and a business process, systems and controls review was performed to identify necessary changes to support recognition and disclosure under the new standard.

The implementation team reported the findings and progress of the project to management and the Audit Committee of the Company's board of directors on a frequent basis over the last year. In late 2016, the impact assessment was expanded to include Diebold Nixdorf AG revenue from contracts with customers. The Company's initial assessment indicates potential for earlier timing of revenue recognition related to product shipments. The Company will continue its evaluation and assessment on the impact on the financial statements and related disclosures.

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

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09). The FASB issued the update to provide clarity and reduce the cost and complexity when applying the guidance in Topic 718. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 will be effective for public companies for fiscal years beginning after December 15, 2017, including interim periods. Early adoption is permitted. The Company is evaluating the effect that ASU 2017-09 will have on its financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services (ASU 2017-10). The FASB issued the update to eliminate uncertainty regarding how an operating entity determines the customer of the operation services for transactions within the scope of Topic 853. The amendments in this update clarify that the grantor is the customer of the operation services in all cases for service concession arrangements within the scope of Topic 853. ASU 2017-10 will be effective for public companies for fiscal years beginning after December 15, 2017, including

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

interim periods. Early adoption is permitted. The Company is evaluating the effect that ASU 2017-10 will have on its financial statements and related disclosures.

Note 2: Acquisitions

During the second quarter of 2017, the Company acquired certain assets and liabilities of a design company, Visio Objekt GmbH (Visio), for $2.4. Visio is located in Germany and included in the Services LOB using the purchase method of accounting.

On August 15, 2016, the Company acquired, through Diebold Holding Germany Inc. & Co. KGaA (Diebold KGaA), a German partnership limited by shares and a wholly owned subsidiary of the Company, 22.9 Diebold Nixdorf AG ordinary shares representing 69.2 percent of total number of Diebold Nixdorf AG ordinary shares inclusive of treasury shares (76.7 percent of all Diebold Nixdorf AG ordinary shares outstanding) in exchange for an aggregate preliminary purchase price consideration of $1,265.7, which included the issuance of 9.9 common shares of the Company. The Company financed the cash portion of the Acquisition as well as the repayment of Diebold Nixdorf AG debt outstanding with funds available under the Company’s Credit Agreement (as defined in note 13) and proceeds from the issuance and sale of the $400.0 aggregate principal amount of 8.50 percent senior notes due 2024 (2024 Senior Notes).

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

Other consideration of $(9.3) represents the pre-existing net trade balances the Company owed to Diebold Nixdorf AG, which were deemed settled as of the acquisition date.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table presents the preliminary estimated fair value of the assets acquired and liabilities assumed from the Acquisition as of the date of acquisition based on the allocation of the total preliminary consideration, net of cash acquired:

	Preliminary amounts recognized as of:
	December 31, 2016	Measurement Period	June 30, 2017
Trade receivables	$474.1	$—	$474.1
Inventories	487.2	(8.7)	478.5
Prepaid expenses	39.3	—	39.3
Current assets held for sale	106.6	—	106.6
Other current assets	79.9	—	79.9
Property, plant and equipment	247.1	—	247.1
Intangible assets	802.1	6.7	808.8
Deferred income taxes	109.7	2.1	111.8
Other assets	27.0	—	27.0
Total assets acquired	2,373.0	0.1	2,373.1

Notes payable	159.8	—	159.8
Accounts payable	321.5	—	321.5
Deferred revenue	158.0	(6.2)	151.8
Payroll and other benefits liabilities	191.6	—	191.6
Current liabilities held for sale	56.6	—	56.6
Other current liabilities	196.3	5.9	202.2
Pensions and other benefits	103.2	—	103.2
Other noncurrent liabilities	458.9	6.6	465.5
Total liabilities assumed	1,645.9	6.3	1,652.2

Redeemable noncontrolling interest	(46.8)	—	(46.8)
Fair value of noncontrolling interest	(407.9)	—	(407.9)
Total identifiable net assets acquired, including noncontrolling interest	272.4	(6.2)	266.2
Total preliminary consideration, net of cash acquired	1,155.0	—	1,155.0
Goodwill	$882.6	$6.2	$888.8

During the second quarter of 2017, the Company updated the preliminary measurement of inventory by $8.7 due to a change in the valuation of certain items. The preliminary measurement period adjusts related to customer relationships included in intangible assets, deferred income taxes, and deferred revenue of $6.7, $2.1 and $6.2, respectively, related to a change in the underlying valuation assumptions. Other current and noncurrent liabilities measurement period adjustments of $5.9 and $6.6, respectively, related to certain onerous contracts, a certain settlement accrual and deferred income taxes. The impact of these updates resulted in an increase in net sales of $0.4 related to the adjustment in deferred revenue, a decrease in cost of sales of $0.9 related to adjustments of inventory, an increase in selling and administrative expense of $0.6 related to amortization of the adjusted customer relationships. The aggregate impact of the adjustments previously mentioned resulted in a minimal decrease in the income tax benefit.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Included in the preliminary purchase price allocation are acquired identifiable intangibles of $808.8, the fair value of which was primarily determined by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance.

The Company preliminarily recorded acquired intangible assets in the following table as of the acquisition date:

	Classification on condensed consolidated statements of operations	Weighted-average useful lives	August 15, 2016
Trade name	Selling and administrative expense	3.0 years	$30.1
Technologies	Cost of sales	4.0 years	107.2
Customer relationships	Selling and administrative expense	9.5 years	665.2
Other	various	various	6.3
Intangible assets			$808.8

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

Net sales, loss from continuing operations before taxes and loss attributable to Diebold Nixdorf, Incorporated from the Acquisition included in the Company’s results for the quarter ended June 30, 2017, are as follows:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Net sales	$635.8	$1,259.4
Loss from continuing operations before taxes	$(6.5)	$(38.4)
Loss attributable to Diebold Nixdorf, Incorporated	$(14.7)	$(39.1)

The Acquisition's loss from continuing operations before taxes subsequent to the acquisition date includes purchase accounting pretax charges for the three and six months ended June 30, 2017 related to deferred revenue of $10.3 and $20.7 and amortization of acquired intangibles of $33.4 and $65.2, offset by a reduction of $1.6 and $3.2 depreciation expense related to the change in useful lives, respectively. The measurement period adjustment include an inventory valuation adjustment of $0.9 for the three and six months ended June 30. 2017.

The Company incurred deal-related costs in connection with the Acquisition, of $14.9, which are included in selling, general and administrative expenses in the Company's condensed consolidated statements of operations in the first quarter of 2016. No Acquisition-related deal costs have been incurred in 2017.

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
FORM 10-Q as of June 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The pro forma information in the table below for the three and six months ended June 30, 2016 includes unaudited pro forma information that represents the consolidated results of the Company as if the Acquisition occurred as of January 1, 2015:

	Unaudited pro forma information
	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
Net sales	$1,290.8	$2,457.9
Gross profit	$322.5	$619.1
Operating profit	$42.8	$80.0
Net income (loss) attributable to Diebold Nixdorf, Incorporated (1)	$(14.1)	$166.9
Net income (loss) attributable to Diebold Nixdorf, Incorporated per share - basic(1)	$(0.19)	$2.22
Net income (loss) attributable to Diebold Nixdorf, Incorporated per share - diluted(1)	$(0.19)	$2.21
Basic weighted-average shares outstanding	75.1	75.1
Diluted weighted-average shares outstanding	75.1	75.6
(1) Net income (loss) for the the six months ended June 30, 2016 includes income from discontinued operations, net of tax of $148.3.

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

Note 3: Redeemable Noncontrolling Interests

Changes in redeemable noncontrolling interests were as follows:

Redeemable Noncontrolling Interests
Balance at December 31, 2016	$44.1
Other comprehensive loss	(18.6)
Redemption value adjustment	39.4
Redemption of shares	(2.6)
Reclassification of noncontrolling interest	386.7
Balance at June 30, 2017	$449.0

Subsequent to the closing of the Acquisition, the board of directors of the Company and the supervisory and management boards of Diebold Nixdorf AG, as well as the shareholders of Diebold KGaA and Diebold Nixdorf AG, on September 26, 2016 each approved the proposed the Domination and Profit and Loss Transfer Agreement (DPLTA). The DPLTA became effective by entry in the commercial register at the local court of Paderborn (Germany) on February 14, 2017. As a result, the carrying value of the noncontrolling interest related to the Diebold Nixdorf AG ordinary shares the Company did not acquire of $386.7, which was presented as a component of total equity as of December 31, 2016, was reclassified to redeemable noncontrolling interest during the first quarter of 2017. For the period of time that the DPLTA is effective, the noncontrolling interest related to the Diebold Nixdorf AG ordinary shares the Company did not acquire will remain in redeemable noncontrolling interest and presented outside of equity in the condensed consolidated balance sheets of the Company.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Pursuant to the DPLTA, subject to certain limitations pursuant to applicable law, (i) Diebold KGaA has the ability to issue binding instructions to the management board of Diebold Nixdorf AG, (ii) Diebold Nixdorf AG will transfer all of its annual profits to Diebold KGaA, and (iii) Diebold KGaA will generally absorb all annual losses incurred by Diebold Nixdorf AG. In addition, the DPLTA offers the Diebold Nixdorf AG minority shareholders, at their election, (i) the ability to put their Diebold Nixdorf AG ordinary shares to Diebold KGaA in exchange for cash compensation of €55.02 per Diebold Nixdorf AG ordinary share or (ii) to remain Diebold Nixdorf AG minority shareholders and receive a recurring compensation in cash of €3.13 (€2.82 net under the current taxation regime) per Diebold Nixdorf AG ordinary share for each full fiscal year of Diebold Nixdorf AG. The redemption value adjustment includes the updated cash compensation pursuant to the DPLTA. During 2017, the Company paid $2.6 in cash compensation to redeem Diebold Nixdorf AG ordinary shares in connection with the DPLTA. The ultimate timing and amount of any future cash payments related to the DPLTA are uncertain.

In connection with the Acquisition, the Company assumed pre-existing noncontrolling interests with certain redemption features, such as put rights that are not within the control of the issuer, which are considered redeemable noncontrolling interests. The redeemable noncontrolling interests were preliminarily recorded at fair value as of the Acquisition date by applying the income approach using unobservable inputs for projected cash flows and a discount rate, which are considered Level 3 inputs, and subject to change as the measurement period related to the Acquisition has not expired and purchase accounting remains preliminary. The Company adjusts the redeemable noncontrolling interest to redemption value (which approximates fair value) at each balance sheet date with changes recognized as an adjustment to additional paid-in capital. In the event the historical cost of the redeemable noncontrolling interest, which represents initial cost, adjusted for contributions, distributions and the allocation of profits or losses, is in excess of estimated fair value, the Company records the redeemable noncontrolling interest at historical cost. The ultimate amount and timing of any future cash payments related to the put rights are uncertain.

Note 4: Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per share includes the dilutive effect of potential common shares outstanding. Under the two-class method of computing earnings (loss) per share, non-vested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities. The Company’s participating securities include restricted stock units (RSUs), deferred shares, and shares that were vested, but deferred by the employee. The Company calculated basic and diluted earnings (loss) per share under both the treasury stock method and the two-class method. For the six months ended June 30, 2017 and 2016, there was no impact in the per share amounts calculated under the two methods. Accordingly, the treasury stock method is disclosed.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following represents amounts used in computing earnings (loss) per share and the effect on the weighted-average number of shares of dilutive potential common shares:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator
Income (loss) used in basic and diluted earnings (loss) per share
Income (loss) from continuing operations, net of tax	$(23.6)	$(20.8)	$(75.8)	$(0.1)
Net income attributable to noncontrolling interests	7.0	0.8	13.6	1.1
Income (loss) before discontinued operations, net of tax	(30.6)	(21.6)	(89.4)	(1.2)
Income from discontinued operations, net of tax	—	0.5	—	148.3
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(30.6)	$(21.1)	$(89.4)	$147.1
Denominator
Weighted-average number of common shares used in basic earnings (loss) per share	75.5	65.2	75.4	65.1
Effect of dilutive shares (1)	—	—	—	0.6
Weighted-average number of shares used in diluted earnings (loss) per share	75.5	65.2	75.4	65.7
Basic earnings (loss) per share
Income (loss) from continuing operations, net of tax	$(0.41)	$(0.33)	$(1.19)	$(0.02)
Income from discontinued operations, net of tax	—	0.01	—	2.28
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(0.41)	$(0.32)	$(1.19)	$2.26
Diluted earnings (loss) per share
Income (loss) from continuing operations, net of tax	$(0.41)	$(0.33)	$(1.19)	$(0.02)
Income from discontinued operations, net of tax	—	0.01	—	2.26
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(0.41)	$(0.32)	$(1.19)	$2.24

Anti-dilutive shares
Anti-dilutive shares not used in calculating diluted weighted-average shares	2.9	2.3	2.6	2.2

(1)
Incremental shares of 1.0 and 0.5 shares for the three months ended June 30, 2017 and 2016, respectively, and 0.9 shares for the six months ended June 30, 2017, were excluded from the computation of diluted earnings (loss) per share because their effect is anti-dilutive due to the net loss attributable to Diebold Nixdorf, Incorporated.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 5: Equity

The following table presents changes in shareholders' equity attributable to Diebold Nixdorf, Incorporated and the noncontrolling interests:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Diebold Nixdorf, Incorporated shareholders' equity
Balance at beginning of period	$533.1	$595.6	$591.4	$412.4
Comprehensive income (loss) attributable to Diebold Nixdorf, Incorporated	53.5	(2.4)	39.6	195.7
Common shares	0.1	0.1	0.7	0.4
Additional capital (1)	8.1	4.5	(24.7)	9.8
Treasury shares	0.1	(0.3)	(4.5)	(2.0)
Dividends paid	(7.7)	(19.2)	(15.3)	(38.0)
Balance at end of period	$587.2	$578.3	$587.2	$578.3

Noncontrolling interests
Balance at beginning of period	$34.8	$23.5	$433.4	$23.1
Comprehensive income attributable to noncontrolling interests, net	8.7	0.2	15.3	0.6
Reclassification to redeemable noncontrolling interest	—	—	(386.7)	—
Reclassification of guaranteed dividend to accrued liabilities	(6.0)	—	(11.7)	—
Distributions to noncontrolling interest holders	—	—	(12.8)	—
Balance at end of period	$37.5	$23.7	$37.5	$23.7

(1)	The decrease for the six months ended June 30, 2017 is primarily attributable to the redemption value adjustment to the redeemable noncontrolling interest.

Note 6: Accumulated Other Comprehensive Income (Loss) (AOCI)

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the three months ended June 30, 2017:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2017	$(201.9)	$(7.9)	$6.3	$(93.2)	$0.3	$(296.4)
Other comprehensive income (loss) before reclassifications (1)	78.2	5.6	(0.5)	—	—	83.3
Amounts reclassified from AOCI	—	—	(0.1)	0.9	—	0.8
Net current-period other comprehensive income (loss)	78.2	5.6	(0.6)	0.9	—	84.1
Balance at June 30, 2017	$(123.7)	$(2.3)	$5.7	$(92.3)	$0.3	$(212.3)
(1)Other comprehensive income (loss) before reclassifications within the translation component excludes $1.7 of translation attributable to noncontrolling interests.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2017
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
(1)Other comprehensive income (loss) before reclassifications within the translation component excludes $(0.8) of translation attributable to noncontrolling interests.

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the six months ended June 30, 2017:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2017	$(251.2)	$(5.7)	$4.6	$(89.3)	$0.3	$(341.3)
Other comprehensive income (loss) before reclassifications (1)	127.5	3.4	1.5	—	—	132.4
Amounts reclassified from AOCI	—	—	(0.4)	(3.0)	—	(3.4)
Net current-period other comprehensive income (loss)	127.5	3.4	1.1	(3.0)	—	129.0
Balance at June 30, 2017	$(123.7)	$(2.3)	$5.7	$(92.3)	$0.3	$(212.3)
(1)Other comprehensive income (loss) before reclassifications within the translation component excludes $1.7 of translation attributable to noncontrolling interests.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table summarizes the details about amounts reclassified from AOCI:

	Three Months Ended		Six Months Ended		Affected Line Item in the Statement of Operations
	2017	2016	2017	2016
Interest rate hedges	$(0.1)	$—	$(0.4)	$(0.1)	Interest expense
Pension and post-retirement benefits:
Net actuarial loss amortization (net of tax of $(0.5), $(0.5), $1.0 and $(1.0), respectively)	0.9	1.0	(3.0)	1.9	(1)
Total reclassifications for the period	$0.8	$1.0	$(3.4)	$1.8

(1)	Pension and other post-retirement benefits AOCI components are included in the computation of net periodic benefit cost (refer to note 14).

Note 7: Share-Based Compensation

The Company’s share-based compensation payments to employees are recognized based on their grant-date fair values during the period in which the employee is required to provide services in exchange for the award. Share-based compensation is primarily recognized as a component of selling and administrative expense. Total share-based compensation expense was $8.2 and $4.5 for the three months ended June 30, 2017 and 2016, respectively, and was $15.0 and $10.1 for the six months ended June 30, 2017 and 2016, respectively.

Options outstanding and exercisable as of June 30, 2017 under the Company’s 1991 Equity and Performance Incentive Plan (as Amended and Restated as of February 12, 2014) (the 1991 Plan) and changes during the six months ended June 30, 2017 were as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
		(per share)	(in years)
Outstanding at January 1, 2017	1.7	$31.98
Expired or forfeited	(0.2)	$39.41
Granted	0.8	$26.60
Outstanding at June 30, 2017	2.3	$29.70	8	$1.4
Options exercisable at June 30, 2017	1.1	$32.13	6	$0.1
Options vested and expected to vest at June 30, 2017 (2)	2.2	$29.80	8	$1.3

(1)
The aggregate intrinsic value (the difference between the closing price of the Company’s common shares on the last trading day of the second quarter of 2017 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders exercised their options on June 30, 2017. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common shares.

(2)	The options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding non-vested options.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table summarizes information on non-vested RSUs and performance shares relating to employees and non-employee directors for the six months ended June 30, 2017:

	Number of Shares	Weighted-Average Grant-Date Fair Value
		(per share)
RSUs:
Non-vested at January 1, 2017	1.2	$29.50
Forfeited	(0.1)	$30.41
Vested	(0.4)	$30.44
Granted	0.7	$26.92
Non-vested at June 30, 2017	1.4	$27.96
Performance Shares:
Non-vested at January 1, 2017	1.2	$31.77
Forfeited	(0.2)	$39.36
Vested	(0.2)	$23.64
Granted	1.8	$31.31
Non-vested at June 30, 2017	2.6	$31.34

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

As of June 30, 2017, there were 0.1 non-employee director deferred shares vested and outstanding.

On April 26, 2017, the Company's shareholders approved the Company's 2017 Equity and Performance Incentive Plan (the 2017 Plan), which provides for approximately 4.9 of common shares available for grant. The 2017 Plan is expected to attract and retain directors, officers and employees of the Company by providing incentives and rewards for performance.

Note 8: Income Taxes

The effective tax rate on loss from continuing operations was 60.6 percent and 41.7 percent for the three months ended June 30, 2017 and June 30, 2016, respectively. The effective tax rate was 43.7 percent and 99.4 percent for the six months ended June 30, 2017 and June 30, 2016, respectively.

The tax rate on the loss for the three and six months ended June 30, 2017 increased due to the jurisdictional income (loss) mix and varying statutory rates in the Company’s global footprint. These increases to the overall tax rate for these periods was offset in part by additional discrete expense items recognized in the quarter related to uncertain tax positions.

The tax rate on the loss for the three and six months ended June 30, 2016 was increased due to the recognition of favorable discrete items, including the release of an uncertain tax position and discrete expenses related to the Acquisition. The tax rate for these periods was also increased by a reduction in the deferred tax liability associated with the Company’s undistributed foreign subsidiary earnings. The foreign currency hedges related to the Acquisition generated a loss for the three months ended June 30, 2016 and a net gain for the six months ended June 30, 2016. The non-taxable treatment of these hedges had the impact of decreasing the rate in the three months ended June 30, 2016 and increasing the rate for the six months ended June 30, 2016.

Note 9: Investments

The Company’s investments, primarily in Brazil, consist of certificates of deposit that are classified as available-for-sale and stated at fair value based upon quoted market prices. Unrealized gains and losses are recorded in AOCI. Realized gains and losses are recognized in investment income and are determined using the specific identification method. There were no realized gains from the sale of securities and proceeds from the sale of available-for-sale securities for the three and six months ended June 30, 2017 and 2016.

The Company has certain strategic alliances that are not consolidated. The Company tests these strategic alliances annually, individually and in aggregate, to determine materiality. The Company owns 40.0 percent of Inspur (Suzhou) Financial Technology Service Co. Ltd. (Inspur JV) and 43.6 percent of Aisino-Wincor Retail & Banking Systems (Shanghai) Co., Ltd. (Aisino JV). The Company engages in transactions in the ordinary course of business. The Company's strategic alliances were determined to be immaterial to the Company and were accounted for under the equity method of investments. In May 2017, the Company announced a strategic partnership with Kony Inc. (Kony), which is located in Texas, a leading enterprise mobility and application company, to offer white label mobile application solutions for financial institutions and retailers. The Company acquired a minority equity stake in Kony, which is accounted for using the cost method of accounting.

The Company’s investments, respectively, consist of the following:

	Cost Basis	Unrealized Gain	Fair Value
As of June 30, 2017
Short-term investments
Certificates of deposit	$76.9	$—	$76.9
Long-term investments
Assets held in a rabbi trust	$7.8	$1.1	$8.9

As of December 31, 2016
Short-term investments
Certificates of deposit	$64.1	$—	$64.1
Long-term investments
Assets held in a rabbi trust	$7.9	$0.6	$8.5

Securities and other investments also includes a cash surrender value of insurance contracts of $78.5 and $77.8 as of June 30, 2017 and December 31, 2016, respectively. In addition, securities and other investments includes an interest rate swap asset carrying value of $6.3 and $8.4 as of June 30, 2017 and December 31, 2016, respectively, which also represents fair value (refer to note 18).

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 10: Allowance for Credit Losses

The following table summarizes the Company’s allowance for credit losses for the six months ended June 30, 2017 and 2016:

	Finance Leases	Notes Receivable	Total
Allowance for credit losses
Balance at January 1, 2017	$0.3	$4.1	$4.4
Write-offs	(0.1)	—	(0.1)
Balance at June 30, 2017	$0.2	$4.1	$4.3

Balance at January 1, 2016	$0.5	$4.1	$4.6
Write-offs	—	—	—
Balance at June 30, 2016	$0.5	$4.1	$4.6

There were no significant changes in provision for credit losses, recoveries and write-offs during the six months ended June 30, 2017 and 2016. As of June 30, 2017, finance leases and notes receivable individually evaluated for impairment were $43.2 and $20.8, respectively, of which $22.9 and $13.2, respectively, relates to the Acquisition, with no provision recorded. As of June 30, 2016, finance leases and notes receivable individually evaluated for impairment were $63.5 and $8.7, respectively. As of June 30, 2017 and December 31, 2016, the Company’s finance lease receivables in Brazil were $11.0 and $26.1, respectively. The decrease is related primarily to recurring customer payments for financing arrangements.

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

As of June 30, 2017 and December 31, 2016, the recorded investment in past due financing receivables on nonaccrual status was $0.6 and $0.4, respectively, and there were no recorded investments in finance receivables past due 90 days or more and still accruing interest. The recorded investment in impaired notes receivable was $4.1 and $4.0 as of June 30, 2017 and December 31, 2016, respectively, and was fully reserved.

The following table summarizes the Company’s aging of past-due notes receivable balances:

	June 30, 2017	December 31, 2016
30-59 days past due	$0.1	$0.1
60-89 days past due	—	—
> 89 days past due (1)	4.0	3.9
Total past due	$4.1	$4.0

(1)	Past due notes receivable balances greater than 89 days are fully reserved.

Note 11: Inventories

Major classes of inventories are summarized as follows:

	June 30, 2017	December 31, 2016
Finished goods	$339.4	$330.5
Service parts	251.6	235.2
Raw materials and work in process	188.3	172.0
Total inventories	$779.3	$737.7

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 12: Goodwill and Other Assets

The Company’s three reportable operating segments are Services, Software and Systems. The Company has preliminarily allocated goodwill to its Services, Software and Systems reportable operating segments. The changes in carrying amounts of goodwill within the Company's segments are summarized as follows:

	Services	Software	Systems	Total
Goodwill	$452.2	$—	$—	$452.2
Accumulated impairment losses	(290.7)	—	—	(290.7)
Balance at January 1, 2016	$161.5	$—	$—	$161.5
Goodwill acquired	459.1	238.7	184.8	882.6
Goodwill adjustment	(0.5)	—	—	(0.5)
Currency translation adjustment	(20.8)	(13.8)	(10.7)	(45.3)
Goodwill	$890.0	$224.9	$174.1	$1,289.0
Accumulated impairment losses	(290.7)	—	—	(290.7)
Balance at December 31, 2016	$599.3	$224.9	$174.1	$998.3
Goodwill acquired	1.6	—	—	1.6
Goodwill adjustment	4.1	0.9	1.2	6.2
Currency translation adjustment	42.4	19.1	14.8	76.3
Goodwill	$938.1	$244.9	$190.1	$1,373.1
Accumulated impairment losses	(290.7)	—	—	(290.7)
Balance at June 30, 2017	$647.4	$244.9	$190.1	$1,082.4

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

In connection with the recasting from geographical regions to lines of business reportable operating segments, the Company has identified nine reporting units, which are summarized below.

Services	Software	Systems
EMEA	EMEA	EMEA
Americas	Americas	Americas
AP	AP	AP

There have been no impairment indicators identified during the six months ended June 30, 2017.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following summarizes information on intangible assets by major category:

	June 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internally-developed software	$172.4	$(76.7)	$95.7	$151.0	$(53.2)	$97.8
Development costs non-software	52.2	(23.4)	28.8	48.4	(9.7)	38.7
Customer relationships	681.0	(63.4)	617.6	621.7	(25.4)	596.3
Other intangibles	87.3	(51.3)	36.0	85.3	(45.2)	40.1
Total	$992.9	$(214.8)	$778.1	$906.4	$(133.5)	$772.9

Amortization expense on capitalized software of $9.7 and $2.6 was included in service and software cost of sales for the three months ended June 30, 2017 and 2016, respectively, and $19.3 and $5.8 for the six months ended June 30, 2017 and 2016, respectively. The Company's total amortization expense, including deferred financing costs, was $39.5 and $4.5 for the three months ended June 30, 2017 and 2016, respectively, and $78.9 and $9.4 for the six months ended June 30, 2017 and 2016, respectively. The year-over-year increase in amortization expense was primarily related to the identifiable intangibles related to the Acquisition.

Note 13: Debt

Outstanding debt balances were as follows:

	June 30, 2017	December 31, 2016
Notes payable
Uncommitted lines of credit	$65.5	$9.4
Term Loan A Facility	20.1	17.3
Delayed Draw Term Loan A Facility	14.1	—
Term Loan B Facility - USD	4.8	10.0
Term Loan B Facility - Euro	4.7	3.7
European Investment Bank	—	63.1
Other	3.3	3.4
	$112.5	$106.9
Long-term debt
Revolving credit facility	$79.1	$—
Term Loan A Facility	189.8	201.3
Delayed Draw Term Loan A Facility	235.9	—
Term Loan B Facility - USD	469.1	787.5
Term Loan B Facility - Euro	468.3	363.5
2024 Senior Notes	400.0	400.0
Other	0.6	0.8
	1,842.8	1,753.1
Long-term deferred financing fees	(55.3)	(61.7)
	$1,787.5	$1,691.4

As of June 30, 2017, the Company had various international short-term uncommitted lines of credit with borrowing limits of $225.5, in the aggregate. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of June 30, 2017 and December 31, 2016 was 4.66 percent and 9.87 percent, respectively. The decrease in the weighted-average interest rate is attributable to a change in mix of borrowings of foreign entities. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at June 30, 2017 was $160.0, in the aggregate.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The cash flows related to debt borrowings and repayments were as follows:

	Six Months Ended
	June 30,
	2017	2016
Revolving credit facility borrowings (repayments), net	$119.1	$142.0

Other debt borrowings
Proceeds from Delayed Draw Term Loan A Facility under the Credit Agreement	$250.0	$—
Proceeds from Term Loan B Facility - USD under the Credit Agreement	—	990.0
Proceeds from Term Loan B Facility - Euro under the Credit Agreement	73.3	398.1
Proceeds from 2024 Senior Notes	—	393.0
International short-term uncommitted lines of credit borrowings	47.0	25.9
	$370.3	$1,807.0

Other debt repayments
Payments on 2006 Senior Notes	$—	$(225.0)
Payments on Term Loan A Facility under the Credit Agreement	(8.6)	(5.8)
Payments on Term Loan B Facility - USD under the Credit Agreement	(323.7)	—
Payments on Term Loan B Facility - Euro under the Credit Agreement	(2.1)	—
Payments on European Investment Bank	(63.1)	—
International short-term uncommitted lines of credit and other repayments	(19.0)	(25.4)
	$(416.5)	$(256.2)

The Company entered into a revolving and term loan credit agreement (the Credit Agreement), dated as of November 23, 2015, among the Company and certain of the Company's subsidiaries, as borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders named therein. The Credit Agreement included, among other things, mechanics for the Company’s existing revolving and term loan A facilities to be refinanced under the Credit Agreement. On December 23, 2015, the Company entered into a Replacement Facilities Effective Date Amendment, which amended the Credit Agreement, among the Company, certain of the Company’s subsidiaries, the lenders identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to which the Company refinanced its $520.0 revolving and $230.0 term loan A senior unsecured credit facilities (which have been terminated and repaid in full) with, respectively, a new unsecured revolving facility (the Revolving Facility) in an amount of up to $520.0 and a new (non-delayed draw) unsecured term loan A facility (the Term Loan A Facility) on substantially the same terms as the Delayed Draw Term Loan A Facility (as defined in the Credit Agreement) in the amount of up to $230.0. On December 23, 2020, the Term Loan A Facility will mature and the Revolving Facility will automatically terminate. The weighted-average interest rate on outstanding Revolving Facility borrowings as of June 30, 2017 and December 31, 2016 was 3.00 percent and 2.56 percent, respectively, which is variable based on the London Interbank Offered Rate (LIBOR). The amount available under the Revolving Facility as of June 30, 2017 was $440.9.

On April 19, 2016, the Company issued the $400.0 aggregate principal amount of 2024 Senior Notes in an offering exempt from the registration requirements of the Securities Act of 1933 (the Securities Act) in connection with the Acquisition. The 2024 Senior Notes are and will be guaranteed by certain of the Company’s existing and future domestic subsidiaries.

On May 9, 2017 The Company entered into an incremental amendment to its Credit Agreement (Incremental Agreement) which reduced the initial term loan B facility (the Term Loan B Facility) of a $1,000.0 U.S. dollar-denominated tranche to $475.0. The reduction was funded using the$250.0 proceeds drawn from the Delayed Draw Term Loan A Facility, a replacement of $70.0 with Term Loan B Facility - Euro and previous principal payments.

In connection with the Incremental Agreement, the interest rate with respect to the Term Loan B Facility - USD is based on, at the Company’s option, adjusted LIBOR plus 2.75 percent (with a floor of 0.00 percent) or Alternate Base Rate (ABR) plus 1.75 percent

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

(with an ABR floor of 1.00 percent) and the interest rate with respect to the Term Loan B Facility - Euro is based on adjusted Euro Interbank Offered Rate (EURIBOR) plus 3.00 percent (with a floor of 0.00 percent). Prior to the Incremental Agreement, the interest rate for the Term Loan B Facility - USD was LIBOR plus an applicable margin of 4.50 percent (or, at the Company’s option, prime plus an applicable margin of 3.50 percent), and the interest rate for the Term Loan B Facility - Euro was at the EURIBOR plus an applicable margin of 4.25 percent. As a result of the Incremental Agreement, the Company anticipates an approximate $5.0 reduction in interest expense per quarter.

The Incremental Amendment also renewed the repricing premium of 1.00 percent in relation to the Term Loan B Facility to the date that is six months after the Incremental Effective Date, removed the requirement to prepay the Repriced Dollar Term Loan and the Repriced Euro Term Loan upon any asset sale or casualty event if the Company is below a Total Net Leverage Ratio of 2.5:1.0 on a pro forma basis for such asset sale or casualty event and provides additional restricted payments and investment carveouts in regards to assets acquired with the Acquisition. All other material provisions under the Credit Agreement were unchanged.

On May 6 and August 16, 2016, the Company entered into the Second and Third Amendments to the Credit Agreement, which re-denominated a portion of the Term Loan B Facility into euros and guaranteed the prompt and complete payment and performance of the obligations when due under the Credit Agreement. On February 14, 2017, the Company entered into the Fourth Amendment to the Credit Agreement, which allows the proceeds from the Delayed Draw Term Loan A Facility to be used for general corporate purposes.

The Credit Agreement financial covenant ratios at June 30, 2017 are as follows:

•
a maximum total net debt to adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) leverage ratio of 4.50 to 1.00 for the six months ended June 30, 2017 (reducing to 4.25 on December 31, 2017, further reduced to 4.00 on December 31, 2018, and further reduced to 3.75 on June 30, 2019); and

•	a minimum adjusted EBITDA to net interest expense coverage ratio of not less than 3.00 to 1.00

Below is a summary of financing and replacement facilities information:

Financing and Replacement Facilities	Interest Rate Index and Margin	Maturity/Termination Dates	Term (Years)
Credit Agreement facilities
Revolving Facility	LIBOR + 1.75%	December 2020	5
Term Loan A Facility	LIBOR + 1.75%	December 2020	5
Delayed Draw Term Loan A Facility	LIBOR + 1.75%	December 2020	5
Term Loan B Facility - USD	LIBOR(i) + 2.75%	November 2023	7.5
Term Loan B Facility - Euro	EURIBOR(ii) + 3.00%	November 2023	7.5
2024 Senior Notes	8.5%	April 2024	8

(i)	LIBOR with a floor of 0.0%.

(ii)	EURIBOR with a floor of 0.0%.

The debt facilities under the Credit Agreement are secured by substantially all assets of the Company and its domestic subsidiaries that are borrowers or guarantors under the Credit Agreement, subject to certain exceptions and permitted liens.

As of June 30, 2017, the Company was in compliance with the financial and other covenants within its debt agreements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 14: Benefit Plans

The Company has qualified retirement plans covering certain U.S. employees that have been closed to new participants since 2003 and frozen since December 2013. Plans that cover salaried employees provide retirement benefits based on an employee’s compensation during the ten years before the date of the plan freeze or the date of the employee's actual separation from service, if earlier. The Company’s funding policy for salaried plans is to contribute annually based on actuarial projections and applicable regulations. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. The Company’s funding policy for hourly plans is to make at least the minimum annual contributions required by applicable regulations.

In connection with the Acquisition, the Company acquired postemployment benefit plans for certain groups of employees at the Company’s new operations outside of the U.S. Plans vary depending on the legal, economic, and tax environments of the respective country. For financially significant defined benefit plans, accruals for pensions and similar commitments have been included in the results for this year. The new significant defined benefit plans are mainly arranged for employees in Germany, Switzerland and the Netherlands.

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

Other financially significant defined benefit plans exist in the United Kingdom, Belgium and France.

The Company has non-qualified pension plans to provide supplemental retirement benefits to certain officers, which has been frozen since December 2013. Benefits are payable at retirement based upon a percentage of the participant’s compensation, as defined. In addition to providing retirement benefits, the Company provides post-retirement healthcare and life insurance benefits (referred to as other benefits) for certain retired employees. Retired eligible employees in the U.S. may be entitled to these benefits based upon years of service with the Company, age at retirement and collective bargaining agreements. There are no plan assets and the Company funds the benefits as the claims are paid. The post-retirement benefit obligation was determined by application of the terms of medical and life insurance plans together with relevant actuarial assumptions and healthcare cost trend rates.

The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans and other benefits for the three months ended June 30:

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Components of net periodic benefit cost
Service cost	$3.6	$0.9	$—	$—
Interest cost	7.9	6.2	0.1	0.1
Expected return on plan assets	(8.6)	(6.8)	—	—
Recognized net actuarial loss	1.4	1.4	—	—
Net periodic pension benefit cost (1)	$4.3	$1.7	$0.1	$0.1
(1) The increase in net periodic pension benefit cost is a result of the Acquisition.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans and other benefits for the six months ended June 30:

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Components of net periodic benefit cost
Service cost	$7.2	$1.8	$—	$—
Interest cost	15.8	12.4	0.2	0.2
Expected return on plan assets	(17.2)	(13.5)	—	—
Recognized net actuarial loss	2.8	2.8	—	0.1
Net periodic pension benefit cost (1)	$8.6	$3.5	$0.2	$0.3
(1) The increase in net periodic pension benefit cost is a result of the Acquisition.

Contributions

There have been no significant changes to the expected 2017 plan year contribution amounts previously disclosed. For the six months ended June 30, 2017 and 2016, contributions of $13.6 and $1.7, respectively, were made to the qualified and non-qualified pension plans.

Note 15: Guarantees and Product Warranties

The Company provides its global operations guarantees and standby letters of credit through various financial institutions for suppliers, customers, regulatory agencies and insurance providers. If the Company is not able to make payment or fulfill contractual obligations, the suppliers, customers, regulatory agencies and insurance providers may draw on the pertinent bank. At June 30, 2017, the maximum future payment obligations related to these various guarantees totaled $162.1, of which $28.0 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2016, the maximum future payment obligations relative to these various guarantees totaled $183.3, of which $28.0 represented standby letters of credit to insurance providers, and no associated liability was recorded.

The Company provides its customers a manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts. As of June 30, 2017 and 2016, the Company’s warranty liability balances were $84.7 and $67.1, respectively. The increase in the warranty liability was primarily attributable to the acquired warranty accruals associated with the Acquisition.

Changes in the Company’s warranty liability balance are illustrated in the following table:

	2017	2016
Balance at January 1	$99.4	$73.6
Current period accruals	8.5	6.2
Current period settlements	(21.9)	(20.6)
Currency translation adjustment	(1.3)	7.9
Balance at June 30	$84.7	$67.1

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 16: Commitments and Contingencies

Contractual Obligations

At June 30, 2017, the Company had purchase commitments due within one year totaling $15.0 for materials through contract manufacturing agreements at negotiated prices.

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

At June 30, 2017, the Company was a party to several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the consolidated financial statements would not be materially affected by the outcome of these indirect tax claims and/or proceedings or asserted claims.

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

At June 30, 2017 and December 31, 2016, the Company had an accrual related to the Brazil indirect tax matter disclosed above of $7.2 and $7.3, respectively.

A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated accrual. The Company estimated the aggregate risk at June 30, 2017 to be up to approximately

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

$135.0 for its material indirect tax matters, of which $46.3 and $25.0, respectively, relates to the Brazil indirect tax matter and Thailand customs matter disclosed above. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire.

Legal Contingencies

At June 30, 2017, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims.

Note 17: Derivative Instruments and Hedging Activities

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate and foreign exchange rate risk, through the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business or financing activities. The Company’s derivative foreign currency instruments are used to manage differences in the amount of the Company’s known or expected cash receipts and cash payments principally related to the Company’s non functional currency assets and liabilities. The Company's interest rate derivatives are used to manage the differences in amount due to variable rate interest rate borrowings.

The Company uses derivatives to mitigate the economic consequences associated with fluctuations in currencies and interest rates. The following table summarizes the gain (loss) recognized on derivative instruments:

Derivative instrument	Classification on condensed consolidated statements of operations	Three Months Ended		Six Months Ended
		June 30,		June 30,
		2017	2016	2017	2016
Non-designated hedges and interest rate swaps	Interest expense	$(0.9)	$(2.1)	$(2.1)	$(3.1)
Gain (loss) on foreign currency option contracts - acquisition related	Miscellaneous, net	—	(0.9)	—	35.6
Foreign exchange forward contracts and cash flow hedges	Foreign exchange gain (loss), net	4.2	4.1	4.0	0.3
Foreign exchange forward contracts - acquisition related	Miscellaneous, net	—	(22.7)	—	(22.7)
Total		$3.3	$(21.6)	$1.9	$10.1

Foreign Exchange

Net Investment Hedges The Company has international subsidiaries with net balance sheet positions that generate cumulative translation adjustments within AOCI. The Company uses derivatives to manage potential changes in value of its net investments. The Company uses the forward-to-forward method for its quarterly measurement of ineffectiveness assessments of hedge effectiveness. No ineffectiveness results if the notional amount of the derivative matches the portion of the net investment designated as being hedged because the Company uses derivative instruments with underlying exchange rates consistent with its functional currency and the functional currency of the hedged net investment. Changes in value that are deemed effective are accumulated in AOCI where they will remain until they are reclassified to income together with the gain or loss on the entire investment upon substantial liquidation of the subsidiary. The fair value of the Company’s net investment hedge contracts were $1.0 and $(0.3) as of June 30, 2017 and December 31, 2016, respectively. The net gain (loss) recognized in AOCI on net investment hedge derivative instruments was $1.5 and $(6.0) in the three months ended June 30, 2017 and 2016, respectively. and $(1.4) and $(11.5) in the six months ended June 30, 2017 and 2016, respectively.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

On August 15, 2016, the Company designated its €350.0 euro-denominated Term Loan B Facility as a net investment hedge of its investments in certain subsidiaries that use the Euro as their functional currency in order to reduce volatility in stockholders' equity caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. Dollar. Effectiveness is assessed at least quarterly by confirming that the respective designated net investments' net equity balances at the beginning of any period collectively continues to equal or exceed the balance outstanding on the Company's Euro-denominated term loan. Changes in value that are deemed effective are accumulated in AOCI. When the respective net investments are sold or substantially liquidated, the balance of the cumulative translation adjustment in AOCI will be reclassified into earnings. The net gain (loss) recognized in AOCI on net investment hedge foreign currency borrowings was $(19.7) in the three months ended June 30, 2017 and $(25.8) and for the six months ended June 30, 2017. On March 30, 2017, the Company de-designated €130.6 of its euro-denominated Term Loan B Facility and on May 9, 2017, the Company designated an additional €66.8 of its euro-denominated Term Loan B Facility as a result of its repricing described under note 13.

Non-Designated Hedges A substantial portion of the Company’s operations and revenues are international. As a result, changes in foreign exchange rates can create substantial foreign exchange gains and losses from the revaluation of non-functional currency monetary assets and liabilities. The Company’s policy allows the use of foreign exchange forward contracts with maturities of up to 24 months to mitigate the impact of currency fluctuations on those foreign currency asset and liability balances. The Company elected not to apply hedge accounting to its foreign exchange forward contracts. Thus, spot-based gains/losses offset revaluation gains/losses within foreign exchange loss, net and forward-based gains/losses represent interest expense or income. The fair value of the Company’s non-designated foreign exchange forward contracts was $(0.9) and $2.6 as of June 30, 2017 and December 31, 2016, respectively.

Cash Flow Hedges The Company is exposed to fluctuations in various foreign currencies against its functional currency. At the Company, both sales and purchases are transacted in foreign currencies. Wincor Nixdorf International GmbH (WNI) is the Diebold Nixdorf AG currency management center. Currency risks in the aggregate are identified, quantified, and controlled at the WNI treasury center, and furthermore, it provides foreign currencies if necessary. The Diebold Nixdorf AG subsidiaries are primarily exposed to the USD and GBP as the EUR is its functional currency. This risk is considerably reduced by natural hedging (i.e. management of sales and purchases by choice location and suppliers). For the remainder of the risk that is not naturally hedged, foreign currency forwards are used to manage the exposure between EUR-GBP and EUR-USD.

Derivative transactions are recorded on the balance sheet at fair value. For transactions designated as cash flow hedges, the effective portion of changes in the fair value are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged forecasted transactions impact earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. As of June 30, 2017, the Company had the following outstanding foreign currency derivatives that were used to hedge its foreign exchange risks:

Foreign Currency Derivative	Number of Instruments	Notional Sold		Notional Purchased
Currency forward agreements (EUR-USD)	16	73.2	USD	66.2	EUR
Currency forward agreements (EUR-GBP)	13	30.3	GBP	34.9	EUR
Currency forward agreements (EUR-CAD)	1	4.5	CAD	3.0	EUR
Currency forward agreements (EUR-CZK)	2	159.2	CZK	5.9	EUR

The remaining net currency risk not hedged by forward currency transactions amounts to approximately $28.6 and £8.5 for the six months ended June 30, 2017. The flows of foreign currency are recorded centrally for Diebold Nixdorf AG and, where feasible, equalized out. No foreign currency options were transacted during the current and previous year. If the euro had been revalued and devalued respectively by 10 percent against the U.S. dollar the other components of equity (before deferred taxes) and the fair value of forward currency transactions would have been €5.7 higher, and €7.0 lower, respectively for the six months ended June 30, 2017. If the euro had been revalued and devalued respectively by 10 percent against pounds sterling as of June 30, 2017, the other components of equity (before deferred taxes) and the fair value of forward currency transactions would have been €3.1 higher and €3.8 lower, respectively, for the six months ended June 30, 2017.

Foreign Currency Option Contracts - acquisition related On November 23, 2015, the Company entered into two foreign currency option contracts to purchase €1,416.0 for $1,547.1 to hedge against the effect of exchange rate fluctuations on the euro-denominated cash consideration related to the Acquisition and estimated euro-denominated transaction related costs and any

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

outstanding Diebold Nixdorf AG borrowings. At that time, the euro-denominated cash component of the purchase price consideration was €1,162.2. The weighted average strike price was $1.09 per euro.

On April 29, 2016, the Company entered into one foreign currency forward contract to purchase €713.0 for $820.9 to hedge against the effect of exchange rate fluctuations on the euro-denominated cash consideration related to the Acquisition and estimated euro denominated deal related costs and any outstanding Diebold Nixdorf AG borrowings. The forward rate is $1.1514. This foreign currency forward contract is non-designated and included in other current assets or other current liabilities based on the net asset or net liability position, respectively, in the condensed consolidated balance sheets. The gains and losses from the revaluation of the foreign currency forward contract are included in other (expense) income miscellaneous, net on the condensed consolidated statements of operations.

During the three and six months ended June 30, 2016, the Company recorded a $(23.6) and $12.9, respectively, mark-to-market (loss) gain on foreign currency and forward option contracts reflected in miscellaneous, net. The fair value of the Company's foreign currency forward and option contracts were $(22.7) as of June 30, 2016 and were included in other current liabilities.

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

In connection with the Acquisition, the Company acquired an interest swap for a nominal sum of €50.0, which was entered into in May 2010 with a ten-year term from October 1, 2010 until September 30, 2020. For this interest swap, the three-month EURIBOR is received and a fixed interest of 2.97 percent is paid. The fair value, which is measured at market prices. As of June 30, 2017 and December 31, 2016, the fair value was €(6.0) and €(6.3), respectively. Because this swap was accounted for as a cash flow hedge, the change in fair value of €0.3 was directly recognized in AOCI. For the six months ended June 30, 2017, the amount reclassified from equity to profit or loss was not significant.

In December 2005 and January 2006, the Company executed cash flow hedges by entering into pay-fixed receive-variable interest rate swaps, with a total notional amount of $200.0, related to the 2006 Senior Notes. Amounts previously recorded in AOCI related to the pre-issuance cash flow hedges were reclassified to interest expense on a straight-line basis through February 2016. The gain recognized on designated cash flow hedge derivative instruments was minimal for the six months ended June 30, 2016.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 18: Fair Value of Assets and Liabilities

Assets and Liabilities Recorded at Fair Value

Assets and liabilities subject to fair value measurement are as follows:

		June 30, 2017			December 31, 2016
			Fair Value Measurements Using			Fair Value Measurements Using
	Classification on condensed consolidated Balance Sheets	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets
Short-term investments
Certificates of deposit	Short-term investments	$76.9	$76.9	$—	$64.1	$64.1	$—
Assets held in rabbi trusts	Securities and other investments	8.9	8.9	—	8.5	8.5	—
Foreign exchange forward contracts	Other current assets	4.3	—	4.3	7.2	—	7.2
Internal currency swap	Other current assets	2.9	—	2.9	—	—	—
Interest rate swaps	Other current assets	0.6	—	0.6	—	—	—
Interest rate swaps	Securities and other investments	6.3	—	6.3	8.4	—	8.4
Internal currency swap	Other assets	13.4	—	13.4	—	—	—
Total		$113.3	$85.8	$27.5	$88.2	$72.6	$15.6
Liabilities
Foreign exchange forward contracts	Other current liabilities	$5.4	$—	$5.4	$7.7	$—	$7.7
Interest rate swaps	Other current liabilities	6.9	—	6.9	6.9	—	6.9
Internal currency swap	Other current liabilities	2.9	—	2.9	—	—	—
Internal currency swap	Other liabilities	13.4	—	13.4	—	—	—
Deferred compensation	Other liabilities	8.9	8.9	—	8.5	8.5	—
Total		$37.5	$8.9	$28.6	$23.1	$8.5	$14.6

The Company uses the end of period when determining the timing of transfers between levels. During the six months ended June 30, 2017, there were no transfers between levels.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The fair value and carrying value of the Company’s debt instruments are summarized as follows:

	June 30, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable	$112.5	$112.5	$106.9	$106.9

Term Loan A Facility	189.8	189.8	201.3	201.3
Delayed Draw Term Loan A Facility	235.9	235.9	—	—
Term Loan B Facility - USD	469.1	469.1	787.5	787.5
Term Loan B Facility - Euro	468.3	468.3	363.5	363.5
2024 Senior Notes	446.0	400.0	426.0	400.0
Other	0.6	0.6	0.8	0.8
Long-term deferred financing fees	(55.3)	(55.3)	(61.7)	(61.7)
Long-term debt	1,833.5	1,787.5	1,717.4	1,691.4
Total debt instruments	$1,946.0	$1,900.0	$1,824.3	$1,798.3

Refer to note 13 for further details surrounding the increase in long-term debt as of June 30, 2017 compared to December 31, 2016.

Note 19: Restructuring

The following table summarizes the impact of the Company’s restructuring charges on the condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Cost of sales – services and software	$12.6	$1.4	$15.6	$1.7
Cost of sales – systems	1.0	—	1.6	—
Selling and administrative expense	2.4	3.5	10.8	3.6
Research, development and engineering expense	(1.6)	0.1	(0.7)	0.1
Total	$14.4	$5.0	$27.3	$5.4

The following table summarizes the Company’s type of restructuring charges by reportable operating segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Severance
Services	$14.2	$2.3	$18.9	$2.3
Software	0.5	0.2	(0.2)	0.5
Systems	0.9	0.8	3.5	0.9
Corporate	(1.2)	1.7	5.1	1.7
Total severance	$14.4	$5.0	$27.3	$5.4

Multi-Year Transformation Plan

During the first quarter of 2013, the Company announced a multi-year transformation plan, which focused on globalizing the Company's service organization and creating a unified center-led global organization for research and development, as well as transforming the Company's general and administrative cost structure. Restructuring charges related to the Company's multi-year transformation plan were $5.0 and $5.4 for the three and six months ended June 30, 2016, respectively. The multi-year transformation plan was considered complete as of December 31, 2016.

DN2020 Plan

As of August 15, 2016, the date of the Acquisition, the Company launched a multi-year integration and transformation program, known as DN2020. The DN2020 plan focuses on the utilization of cost efficiencies and synergy opportunities that result from the Acquisition, which aligns employee activities with the Company's goal of delivering net operating profit savings of approximately $240 by the year 2020. The Company incurred restructuring charges of $14.4 and $27.3 for the three and six months ended June 30, 2017 related to DN2020. The Company anticipates additional restructuring costs of approximately $75 primarily related to severance anticipated for completion of the Company's integration and transformation plans throughout the three lines of business to be incurred through the end of DN2020.

Delta Program

At the beginning of the 2015, Diebold Nixdorf AG initiated the Delta Program related to restructuring and realignment. As part of a change process that will span several years, the Delta Program is designed to hasten the expansion of software and professional services operations and to further enhance profitability in the services business. This program includes expansion in the high-end fields of managed services and outsourcing. It also involves capacity adjustments on the hardware side, enabling the Company to respond more effectively to market volatility while maintaining its abilities with innovation. As of August 15, 2016, the date of the Acquisition, the restructuring accrual balance acquired was $45.5 and consisted of severance activities. The Company did not incur restructuring charges during the three and six months ended June 30, 2017 related to this plan. As of June 30, 2017, the Company does not anticipate additional restructuring costs to be incurred through the end of the plan.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Strategic Alliance Plan

On November 10, 2016, the Company entered into a strategic alliance plan with the Inspur Group, a Chinese cloud computing and data center company, to develop, manufacture and distribute banking solutions in China. The Company did not incur restructuring charges during the three and six months ended June 30, 2017 related to this plan. The Company anticipates additional restructuring costs primarily related to severance of approximately $1.0 to be incurred through the end of the plan.

The following table summarizes the Company's cumulative total restructuring costs by plan as of June 30, 2017:

	DN2020 Plan	Delta Program	Strategic Alliance	Total

Services	$40.3	$0.1	$2.0	$42.4
Software	5.8	1.8	0.1	7.7
Systems	16.8	—	3.6	20.4
Corporate	7.2	1.3	—	8.5
Total	$70.1	$3.2	$5.7	$79.0

The following table summarizes the Company’s restructuring accrual balances and related activity for the six months ended June 30:

	2017	2016
Balance at January 1	$89.9	$4.7
Liabilities incurred	27.3	5.4
Liabilities paid/settled	(37.7)	(4.8)
Balance at June 30	$79.5	$5.3

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

Services

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2017
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

The professional services team provides systems integration, customization, consulting and project management. The Company’s advisory services team collaborates with its customers to help define optimal user experience, improve business processes, refine existing staffing models and deploy technology to meet branch automation objectives.

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

The following tables represent information regarding the Company’s segment information and provides a reconciliation between segment operating profit and the consolidated income (loss) from continuing operations before income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue summary by segment
Services	$580.2	$329.6	$1,153.4	$646.5
Software	107.7	30.6	218.1	53.0
Systems	446.0	219.8	865.2	390.1
Total revenue	$1,133.9	$580.0	$2,236.7	$1,089.6

Segment operating profit
Services	$77.0	$71.8	$158.2	$134.0
Software	6.4	0.2	11.7	(8.1)
Systems	(1.6)	(14.0)	(5.5)	(29.1)
Total segment operating profit	81.8	58.0	164.4	96.8

Corporate charges not allocated to segments (1)	(41.4)	(24.5)	(82.3)	(54.5)
Restructuring charges	(14.4)	(5.0)	(27.3)	(5.4)
Net non-routine expense	(56.1)	(18.2)	(133.5)	(32.3)
	(111.9)	(47.7)	(243.1)	(92.2)
Operating profit (loss)	(30.1)	10.3	(78.7)	4.6
Other income (expense)	(29.8)	(46.0)	(56.0)	(20.4)
Income (loss) from continuing operations before taxes	$(59.9)	$(35.7)	$(134.7)	$(15.8)

(1)
Corporate charges not allocated to segments include headquarter-based costs associated with procurement, human resources, compensation and benefits, finance and accounting, global development/engineering, global strategy/mergers and acquisitions, global information technology, tax, treasury and legal.

Net non-routine expense consists of items that the Company has determined are non-routine in nature and not allocated to the LOBs. Net non-routine expense of $133.5 for the six months ended June 30, 2017 was due to legal, acquisition and divestiture

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

expenses of $17.4 inclusive of the mark-to-mark impact on Diebold Nixdorf AG stock options and Acquisition integration expenses of $34.9 primarily within selling and administrative expense and purchase accounting pretax charges, which included deferred revenue of $20.7 and amortization of acquired intangibles of $65.2 offset by a decrease in cost of sales of $0.9 related to measurement period adjustments of inventory. Net non-routine expense of $32.3 for the six months ended June 30, 2016 was primarily due to legal, acquisition and divestiture related costs of $31.2 within selling and administrative expense.

The following table presents information regarding the Company’s revenue by service and product solution:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Banking
Services and software	$541.1	$362.3	$1,087.0	$703.4
Systems	302.8	202.0	576.5	368.5
Total banking	843.9	564.3	1,663.5	1,071.9
Retail
Services and software	146.8	—	284.5	—
Systems	143.2	15.7	288.7	17.7
Total retail	290.0	15.7	573.2	17.7
	$1,133.9	$580.0	$2,236.7	$1,089.6

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 21: Divestitures

During the second quarter of 2017, the Company divested its legacy Diebold business in the United Kingdom to Cennox Group for $5.0, fulfilling the requirements previously set forth by the U.K. Competition and Markets Authority (CMA). The divestiture closed on June 30, 2017. The legacy, independent Wincor Nixdorf U.K. and Ireland business will be completely integrated into the global Diebold Nixdorf operations and brand. Additionally, as part of the Company's routine efforts to evaluate its business operations, during the second quarter of 2017, the Company agreed to sell its electronic security business located in Mexico to a wholly-owned subsidiary of Securitas AB. The Company recorded a pre-tax gain of $7.4 related to these transactions. The combined net sales of the business in the United Kingdom and the electronic security business located in Mexico represented less than one percent of total net sales of the Company for the 2017 and 2016.

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

During the third quarter of 2016, the Company received cash proceeds of $27.7 related to the sale of stock in its Aevi International GmbH and Diebold Nixdorf AG China subsidiaries. In addition to the cash proceeds received, the Company recorded deferred payments of $44.7 for the divestiture of its Diebold Nixdorf AG China subsidiaries. The Diebold Nixdorf AG China sale was reflected in the opening balance sheet and no gain or loss was recorded. The Diebold Nixdorf AG China sale was in connection with the June 2016 Diebold Nixdorf AG announcement to establish a strategic alliance with Aisino Corporation, to position itself in China to offer solutions that meet Chinese banking regulations. Aisino Corporation is a Chinese company that specializes in intelligent anti-forgery tax control systems, electronic fund transfer (EFT) POS solutions, financial IC cards, bill receipt printing solutions and public IT security solutions. Following the closing of the transaction, the Company holds a noncontrolling interest in the Aisino JV of 43.6 percent. The Company includes the Aisino JV results of operations in equity in earnings of investees included in other income (expense) of the condensed consolidated statements of operations.

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

The Company had also agreed to provide certain transition services to Securitas Electronic Security after the closing, including providing Securitas Electronic Security a $6.0 credit for such services, of which $5.0 relates to a quarterly payment to Securitas Electronic Security and $1.0 is a credit against payments due from Securitas Electronic Security. During the year ended December 31, 2016, $5.0 was paid as part of the quarterly payments and $1.0 was used against amounts owed by Securitas Electronic Security, fulfilling the Company's obligation.

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
FORM 10-Q as of June 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following summarizes select financial information included in income from discontinued operations, net of tax:

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
Net sales
Services and software	$—	$16.3
Systems	—	8.5
	—	24.8
Cost of sales
Services and software	—	15.1
Systems	—	6.9
	—	22.0
Gross profit	—	2.8
Selling and administrative expense	—	4.8
Income from discontinued operations before taxes	—	(2.0)
Income tax benefit	—	(0.7)
	—	(1.3)

Gain on sale of discontinued operations before taxes	—	243.3
Income tax (benefit) expense	(0.5)	93.7
Gain on sale of discontinued operations, net of tax	0.5	149.6
Income from discontinued operations, net of tax	$0.5	$148.3

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2017
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
FORM 10-Q as of June 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Balance Sheets
As of June 30, 2017

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$6.5	$2.2	$442.6	$—	$451.3
Short-term investments	—	—	76.9	—	76.9
Trade receivables, net	144.1	0.3	786.3	—	930.7
Intercompany receivables	757.2	929.7	1,944.3	(3,631.2)	—
Inventories	164.5	0.2	614.6	—	779.3
Prepaid expenses	9.6	0.9	53.6	—	64.1
Income taxes	—	4.1	132.0	(4.8)	131.3
Other current assets	7.4	1.1	199.5	—	208.0
Total current assets	1,089.3	938.5	4,249.8	(3,636.0)	2,641.6
Securities and other investments	93.7	—	—	—	93.7
Property, plant and equipment, net	96.7	3.2	292.0	—	391.9
Goodwill	55.5	—	1,026.9	—	1,082.4
Deferred income taxes	241.0	7.8	111.1	—	359.9
Finance lease receivables	—	3.4	15.0	—	18.4
Intangible assets, net	0.9	10.7	766.5	—	778.1
Investment in subsidiary	2,719.5	—	15.9	(2,735.4)	—
Other assets	30.3	—	59.2	—	89.5
Total assets	$4,326.9	$963.6	$6,536.4	$(6,371.4)	$5,455.5

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities
Notes payable	$83.7	$0.6	$28.2	$—	$112.5
Accounts payable	99.7	0.2	502.5	—	602.4
Intercompany payable	1,320.5	179.1	2,131.6	(3,631.2)	—
Deferred revenue	99.7	0.3	326.1	—	426.1
Payroll and other benefits liabilities	15.5	0.9	160.0	—	176.4
Other current liabilities	97.1	2.0	470.7	(4.8)	565.0
Total current liabilities	1,716.2	183.1	3,619.1	(3,636.0)	1,882.4
Long-term debt	1,786.9	0.2	0.4	—	1,787.5
Pensions, post-retirement and other benefits	211.2	—	85.7	—	296.9
Deferred income taxes	13.3	—	267.7	—	281.0
Other liabilities	12.1	—	121.9	—	134.0
Commitments and contingencies
Redeemable noncontrolling interests	—	—	449.0	—	449.0
Total Diebold Nixdorf, Incorporated shareholders' equity	587.2	780.3	1,955.1	(2,735.4)	587.2
Noncontrolling interests	—	—	37.5	—	37.5
Total liabilities, redeemable noncontrolling interests and equity	$4,326.9	$963.6	$6,536.4	$(6,371.4)	$5,455.5

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2017
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
FORM 10-Q as of June 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended June 30, 2017

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated

Net sales	$253.8	$1.4	$879.4	$(0.7)	$1,133.9
Cost of sales	198.6	2.7	695.5	(0.7)	896.1
Gross profit	55.2	(1.3)	183.9	—	237.8
Selling and administrative expense	75.8	2.1	158.9	—	236.8
Research, development and engineering expense	1.0	9.8	28.0	—	38.8
(Gain) loss on sale of assets, net	—	0.1	(7.8)	—	(7.7)
	76.8	12.0	179.1	—	267.9
Operating profit (loss)	(21.6)	(13.3)	4.8	—	(30.1)
Other income (expense)
Interest income	0.4	—	4.7	—	5.1
Interest expense	(29.7)	—	(2.5)	—	(32.2)
Foreign exchange gain (loss), net	2.3	—	(6.9)	—	(4.6)
Equity in earnings of subsidiaries	(21.1)	—	—	21.1	—
Miscellaneous, net	1.1	2.1	(1.3)	—	1.9
Income (loss) from continuing operations before taxes	(68.6)	(11.2)	(1.2)	21.1	(59.9)
Income tax (benefit) expense	(38.0)	(16.3)	18.0	—	(36.3)
Net income (loss)	(30.6)	5.1	(19.2)	21.1	(23.6)
Net income attributable to noncontrolling interests	—	—	7.0	—	7.0
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(30.6)	$5.1	$(26.2)	$21.1	$(30.6)
Comprehensive income (loss)	$53.5	$5.1	$76.5	$(72.9)	$62.2
Less: comprehensive income (loss) attributable to noncontrolling interests	—	—	8.7	—	8.7
Comprehensive income (loss) attributable to Diebold Nixdorf, Incorporated	$53.5	$5.1	$67.8	$(72.9)	$53.5

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended June 30, 2016

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated

Net sales	$289.6	$27.1	$289.9	$(26.6)	$580.0
Cost of sales	214.3	24.5	212.6	(26.5)	424.9
Gross profit	75.3	2.6	77.3	(0.1)	155.1
Selling and administrative expense	77.9	3.1	46.3	—	127.3
Research, development and engineering expense	1.1	11.6	4.9	—	17.6
(Gain) loss on sale of assets, net	0.1	(0.2)	—	—	(0.1)
	79.1	14.5	51.2	—	144.8
Operating profit (loss)	(3.8)	(11.9)	26.1	(0.1)	10.3
Other income (expense)
Interest income	0.8	0.2	5.3	—	6.3
Interest expense	(23.6)	—	(0.7)	—	(24.3)
Foreign exchange gain (loss), net	(1.3)	—	0.1	—	(1.2)
Equity in earnings of subsidiaries	18.9	—	—	(18.9)	—
Miscellaneous, net	(26.8)	1.7	(1.7)	—	(26.8)
Income (loss) from continuing operations before taxes	(35.8)	(10.0)	29.1	(19.0)	(35.7)
Income tax (benefit) expense	(14.2)	(2.0)	1.3	—	(14.9)
Income (loss) from continuing operations, net of tax	(21.6)	(8.0)	27.8	(19.0)	(20.8)
Income from discontinued operations, net of tax	0.5	—	—	—	0.5
Net income (loss)	(21.1)	(8.0)	27.8	(19.0)	(20.3)
Net income attributable to noncontrolling interests	—	—	0.8	—	0.8
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(21.1)	$(8.0)	$27.0	$(19.0)	$(21.1)
Comprehensive income (loss)	$(2.4)	$(7.9)	$48.9	$(40.8)	$(2.2)
Less: comprehensive income (loss) attributable to noncontrolling interests	—	—	0.2	—	0.2
Comprehensive income (loss) attributable to Diebold Nixdorf, Incorporated	$(2.4)	$(7.9)	$48.7	$(40.8)	$(2.4)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Six Months Ended June 30, 2017

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated

Net sales	$505.0	$6.2	$1,730.5	$(5.0)	$2,236.7
Cost of sales	398.4	8.6	1,354.4	(5.0)	1,756.4
Gross profit	106.6	(2.4)	376.1	—	480.3
Selling and administrative expense	142.9	5.0	335.9	—	483.8
Research, development and engineering expense	0.9	19.6	59.7	—	80.2
Impairment of assets	3.1	—	—	—	3.1
(Gain) loss on sale of assets, net	—	0.1	(8.2)	—	(8.1)
	146.9	24.7	387.4	—	559.0
Operating profit (loss)	(40.3)	(27.1)	(11.3)	—	(78.7)
Other income (expense)
Interest income	0.9	0.1	10.5	—	11.5
Interest expense	(58.8)	—	(4.2)	—	(63.0)
Foreign exchange gain (loss), net	2.3	0.1	(10.1)	—	(7.7)
Equity in earnings of subsidiaries	(47.4)	—	—	47.4	—
Miscellaneous, net	0.9	4.0	(0.8)	(0.9)	3.2
Income (loss) from continuing operations before taxes	(142.4)	(22.9)	(15.9)	46.5	(134.7)
Income tax (benefit) expense	(53.0)	(20.3)	14.4	—	(58.9)
Net income (loss)	(89.4)	(2.6)	(30.3)	46.5	(75.8)
Net income attributable to noncontrolling interests	—	—	13.6	—	13.6
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(89.4)	$(2.6)	$(43.9)	$46.5	$(89.4)
Comprehensive income (loss)	$39.6	$(2.6)	$122.7	$(104.8)	$54.9
Less: comprehensive income (loss) attributable to noncontrolling interests	—	—	15.3	—	15.3
Comprehensive income (loss) attributable to Diebold Nixdorf, Incorporated	$39.6	$(2.6)	$107.4	$(104.8)	$39.6

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Six Months Ended June 30, 2016

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated

Net sales	$550.8	$52.8	$537.8	$(51.8)	$1,089.6
Cost of sales	405.0	51.4	390.6	(51.3)	795.7
Gross profit	145.8	1.4	147.2	(0.5)	293.9
Selling and administrative expense	155.9	5.7	91.3	—	252.9
Research, development and engineering expense	2.4	23.7	10.0	—	36.1
(Gain) loss on sale of assets, net	0.2	(0.1)	0.2	—	0.3
	158.5	29.3	101.5	—	289.3
Operating profit (loss)	(12.7)	(27.9)	45.7	(0.5)	4.6
Other income (expense)
Interest income	1.0	0.4	9.8	—	11.2
Interest expense	(34.9)	(0.1)	(0.8)	—	(35.8)
Foreign exchange gain (loss), net	(3.0)	—	(0.6)	—	(3.6)
Equity in earnings of subsidiaries	34.7	—	—	(34.7)	—
Miscellaneous, net	6.4	3.2	(1.8)	—	7.8
Income (loss) from continuing operations before taxes	(8.5)	(24.4)	52.3	(35.2)	(15.8)
Income tax (benefit) expense	(17.2)	(4.9)	6.4	—	(15.7)
Income (loss) from continuing operations, net of tax	8.7	(19.5)	45.9	(35.2)	(0.1)
Income from discontinued operations, net of tax	138.4	—	9.9	—	148.3
Net income (loss)	147.1	(19.5)	55.8	(35.2)	148.2
Net income attributable to noncontrolling interests	—	—	1.1	—	1.1
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$147.1	$(19.5)	$54.7	$(35.2)	$147.1
Comprehensive income (loss)	$195.7	$(19.5)	$109.6	$(89.5)	$196.3
Less: comprehensive income (loss) attributable to noncontrolling interests	—	—	0.6	—	0.6
Comprehensive income (loss) attributable to Diebold Nixdorf, Incorporated	$195.7	$(19.5)	$109.0	$(89.5)	$195.7

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2017

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
Net cash used by operating activities	$(116.1)	$(13.3)	$(163.7)	$107.3	$(185.8)

Cash flow from investing activities
Payments for acquisition	—	—	(2.4)	—	(2.4)
Proceeds from maturities of investments	(0.7)	—	145.7	—	145.0
Payments for purchases of investments	(14.0)	—	(159.7)	—	(173.7)
Proceeds from sale of assets	—	—	11.4	—	11.4
Capital expenditures	(2.9)	—	(23.5)	—	(26.4)
Increase in certain other assets	(4.9)	3.9	(16.6)	—	(17.6)
Capital contributions and loans paid	(252.6)	—	—	252.6	—
Proceeds from intercompany loans	171.9	—	—	(171.9)	—
Net cash (used) provided by investing activities	(103.2)	3.9	(45.1)	80.7	(63.7)

Cash flow from financing activities
Dividends paid	(15.3)	—	—	—	(15.3)
Debt issuance costs	(1.1)	—	—	—	(1.1)
Revolving credit facility borrowings (repayments), net	119.1	—	—	—	119.1
Other debt borrowings	323.3	—	154.3	(107.3)	370.3
Other debt repayments	(334.4)	(0.8)	(81.3)	—	(416.5)
Distributions to noncontrolling interest holders	—	—	(16.3)	—	(16.3)
Issuance of common shares	0.3	—	—	—	0.3
Repurchase of common shares	(4.5)	—	—	—	(4.5)
Capital contributions received and loans incurred	—	37.4	215.2	(252.6)	—
Payments on intercompany loans	—	(27.3)	(144.6)	171.9	—
Net cash provided (used) by financing activities	87.4	9.3	127.3	(188.0)	36.0
Effect of exchange rate changes on cash and cash equivalents	—	—	12.1	—	12.1
Increase (decrease) in cash and cash equivalents	(131.9)	(0.1)	(69.4)	—	(201.4)
Cash and cash equivalents at the beginning of the period	138.4	2.3	512.0	—	652.7
Cash and cash equivalents at the end of the period	$6.5	$2.2	$442.6	$—	$451.3

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2016

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
Net cash used by operating activities	$(152.1)	$(27.6)	$(26.3)	$—	$(206.0)

Cash flow from investing activities
Proceeds from maturities of investments	—	—	107.1	—	107.1
Proceeds from sale of foreign currency option and forward contracts, net	42.6	—	—	—	42.6
Payments for purchases of investments	—	—	(85.9)	—	(85.9)
Proceeds from sale of assets	—	—	0.4	—	0.4
Capital expenditures	(3.1)	(0.4)	(7.8)	—	(11.3)
Restricted cash, net	(1,768.1)	—	—	—	(1,768.1)
Increase in certain other assets	(13.2)	(3.0)	6.9	—	(9.3)
Capital contributions and loans paid	(90.1)	—	—	90.1	—
Proceeds from intercompany loans	74.7	—	—	(74.7)	—
Net cash (used) provided by investing activities - continuing operations	(1,757.2)	(3.4)	20.7	15.4	(1,724.5)
Net cash provided by investing activities - discontinued operations	365.1	—	—	—	365.1
Net cash (used) provided by investing activities	(1,392.1)	(3.4)	20.7	15.4	(1,359.4)

Cash flow from financing activities
Dividends paid	(38.0)	—	—	—	(38.0)
Debt issuance costs	(11.2)	—	—	—	(11.2)
Restricted cash, net	(54.9)	—	—	—	(54.9)
Revolving credit facility borrowings (repayments), net	142.0	—	—	—	142.0
Other debt borrowings	1,781.1	—	25.9	—	1,807.0
Other debt repayments	(230.8)	(0.5)	(24.9)	—	(256.2)
Distributions to noncontrolling interest holders	—	—	(2.0)	—	(2.0)
Repurchase of common shares	(2.0)	—	—	—	(2.0)
Capital contributions received and loans incurred	—	77.8	12.3	(90.1)	—
Payments on intercompany loans	—	(51.5)	(23.2)	74.7	—
Net cash provided (used) by financing activities	1,586.2	25.8	(11.9)	(15.4)	1,584.7
Effect of exchange rate changes on cash and cash equivalents	—	—	4.1	—	4.1
(Decrease) increase in cash and cash equivalents	42.0	(5.2)	(13.4)	—	23.4
Add: Cash overdraft included in assets held for sale at beginning of period	(1.5)	—	—	—	(1.5)
Cash and cash equivalents at the beginning of the period	20.3	7.9	285.4	—	313.6
Cash and cash equivalents at the end of the period	$60.8	$2.7	$272.0	$—	$335.5

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Highlights

During the second quarter of 2017, the following significant items occurred:

•
Announced product readiness to support the Microsoft® Windows 10 operating system. The move to the latest operating system and application platform is an opportunity for financial institutions to benefit from greater security against modern cyber threats, meet regulatory compliance standards, and enhance the consumer experience with future-looking services and transactions

•	Announced Strategic Partnership with Kony to white label mobile application solutions for financial institutions and retailers

•	Unveiled new ATM concept, Essence, with a sleeker, more modern design and advanced user interface

•
Demonstrated two new kiosk solutions at the National Restaurant Association show. The free-standing Passport kiosk has a large touchscreen and an integrated EFT device to process card payments. The miniaturized footprint of the K-One Kiosk solution can be easily customized and processes cashless payments via card or near field communication.

•	Awarded the prestigious Red Dot Product Design Award for product design quality and the intuitive, fast and convenient operation of two self-checkout systems

•	Announced that all regulatory approvals have been received for closure of a redundant distribution facility in the Netherlands

•	Launched a fully integrated brand and direct presence in the U.K. and Ireland following CMA approval of the sale of legacy Diebold business in those countries to Cennox Group

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

DN2020
Commensurate with its strategy, the Company is executing a multi-year integration and transformation program, called DN2020, which aligns employee activities with the Company's goal of delivering operating profit savings of $240 by the year 2020. By executing the program, the Company expects to deliver greater innovation for customers, career enrichment opportunities for employees, and enhanced value for shareholders. DN2020 consists of six inter-related elements:

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2017
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

The Company expects to make investments to restructure the workforce, combine and optimize legacy business systems, streamline legal entities and consolidate real estate holdings of approximately $240 in restructuring and integration related costs.

Segments
In August 2016, in connection with the business combination agreement related to the Acquisition, the Company announced the realignment of its lines of business to drive greater efficiency and further improve customer service. As a result of the Acquisition, the Company has reorganized the management team reporting to the CODM and evaluated and assessed the LOB reporting structure. Effective January 1, 2017, the Company's reportable operating segments are based on the following three LOBs: Services, Software and Systems. As a result, the Company reclassified comparative periods for consistency. The CODM makes decisions, allocates resources and assesses performance by the LOBs.

Services LOB
With approximately 15,000 highly-trained service employees and a global delivery network, Diebold Nixdorf is the global leader in servicing distributed IT assets for banking and retail customers. These services enable customers to meet the growing demand for transaction availability at ATMs, POS, self-checkout systems (SCO) and other distributed IT assets in a cost-effective manner. Diebold Nixdorf’s global customer care center offers round-the-clock availability and is proficient in supporting customers in more than 25 languages. The global service supply chain optimizes the process for obtaining replacement parts, making repairs, and implementing new features and functionalities. The Company also possesses deep experience in installing, maintaining and upgrading customer touchpoints manufactured by other vendors, also known as multi-vendor support.

Product-related services provided by the Company include proactive monitoring and rapid resolution of incidents through remote service capabilities or an on-site visit. First and second line maintenance, preventive maintenance and on-demand services keep the distributed assets of the Company's customers up and running through a standardized incident

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2017
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

Under DN2020, the Services LOB has a dual mandate of delivering moderate revenue growth and increased efficiency. We expect to generate modest top-line growth by increasing the Company's service attach rate on the unserved Diebold Nixdorf ATMs, POS and self-checkout systems in use, up-selling current customers on managed services and increasing billed work revenue by leveraging best practices across different countries and regions. The Company acquired a design company in Germany which advises and supports innovative solutions for branch modernization. The Services line will achieve higher levels of efficiency by standardizing the service offerings, service tools and processes, increasing the market acceptance of remote monitoring and resolution, and streamlining global delivery centers and stocking facilities.

Software LOB
The Company provides front-end applications for consumer connection points and back-end platforms that manage channel transactions, operations and integration. The Company’s hardware-agnostic software applications facilitate millions of transactions via ATMs, POS terminals, kiosks, and a host of other self-service devices. Diebold Nixdorf’s platform software is installed within bank and retail data centers to facilitate omni-channel transactions, endpoint monitoring, remote asset management, marketing, merchandise management and analytics. These offerings include highly configurable, application program interface enabled software that automates and migrates legacy banking and retail transactions across channels. As a result of these innovations, the Company's customers are transforming the shopping and banking experience to be more intelligent and highly personalized. The Company's software is supported by a global network of more than 1,600 professional service employees who tailor the software to meet customer needs.

The Company’s multi-vendor software solutions are designed to meet the evolving demands of a customer’s self-service and banking network and address these four primary categories: physical and digital connectivity; personal consumer experience; operations and management; and security and fraud control. The Company's self-service and branch automation solutions address the full banking ecosystem from transactional processes to front end user experience with the consumer.

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

An important enabler of the Company’s software business is the professional services team which provides systems integration, customization, consulting and project management. The Company’s advisory services team collaborates with its customers to help define optimal user experience, improve business processes, refine existing staffing models and deploy technology to meet branch automation objectives.

In May 2017, the Company announced a strategic partnership with Kony to offer white label mobile application solutions for financial institutions and retailers. The Company’s next generation mobile application suite, DN Mobile, will enable a unified and highly personalized transaction experience by leveraging cross-platform data and integrating multiple channels.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2017
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

The systems portfolio for banking customers consists of cash recyclers and dispensers, intelligent deposit terminals, teller automation tools, and physical security devices. Recent innovation concepts include the miniaturized Extreme ATM and Essence. Extreme ATM is the smallest ATM ever developed at less than 10” wide, which allows customers to stage transactions on mobile phones and complete transactions using Bluetooth® devices or near-field communication. Essence is a highly-secure and miniaturized ATM that features a sleek, antimicrobial glass touchscreen display and enhanced user interface modeled after today’s smartphones and tablet computers.

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

DN2020 empowers the Systems LOB to align the portfolio with market demand, deliver innovations and increase operating efficiencies on innovation and efficiency. With respect to innovation, the Company will continue to spend significant R&D dollars on the latest technology. Current areas of innovations include;

•	mobile technologies to support advanced connectivity including contactless transactions;

•	new sensors and the Internet of Things to support real-time monitoring activities;

•	miniaturization technologies needed for branch/store transformation; and

•	advanced security capabilities including anti-skimming card readers and biometric authentication.

With respect to operating efficiencies, the Systems LOB has initiated the following activities:

•	leveraging the purchasing power of the Company through a new procurement partnership program;

•	streamlining the product portfolio - including terminals, core technologies and components;

•	developing a partner ecosystem to complement the Company's core technologies;

•	consolidating manufacturing capacity to optimize fixed costs; and

•	re-allocating R&D spend to areas of innovation.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Business Drivers

The business drivers of the Company's future performance include, but are not limited to:

•	demand for services on distributed IT assets such as ATMs, POS and SCO, including managed services and professional services;

•	timing of system upgrades and/or replacement cycles for ATMs, POS and SCO;

•	demand for security products and services for the financial, retail and commercial sectors;

•	integration of legacy salesforce, business processes, procurement, and internal IT systems; and

•	realization of cost synergies, which leverage the Company's global scale, reduce overlap and improve operating efficiencies.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2017		2016		2017		2016
	Amount	% of Net sales	Amount	% of Net sales	Amount	% of Net sales	Amount	% of Net sales
Net sales	$1,133.9	100.0	$580.0	100.0	$2,236.7	100.0	$1,089.6	100.0
Gross profit	$237.8	21.0	$155.1	26.7	$480.3	21.5	$293.9	27.0
Operating expenses	$267.9	23.6	$144.8	25.0	$559.0	25.0	$289.3	26.6
Operating profit (loss)	$(30.1)	(2.7)	$10.3	1.8	$(78.7)	(3.5)	$4.6	0.4
Net income (loss)(1)	$(23.6)	(2.1)	$(20.3)	(3.5)	$(75.8)	(3.4)	$148.2	13.6
Net income attributable to noncontrolling interests	$7.0	0.6	$0.8	0.1	$13.6	0.6	$1.1	0.1
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(30.6)	(2.7)	$(21.1)	(3.6)	$(89.4)	(4.0)	$147.1	13.5
(1) Net income (loss) for the the three and six months ended June 30, 2016 includes income from discontinued operations, net of tax of $0.5 and $148.3, respectively.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Net Sales

The following table represents information regarding the Company's net sales:

	Three Months Ended				Percent of Total Net Sales for the Three Months Ended
	June 30,				June 30,
	2017	2016	% Change	% Change in CC (1)	2017	2016
Segments
Services	$580.2	$329.6	76.0	75.4	51.2	56.8
Software	107.7	30.6	252.0	248.5	9.5	5.3
Systems	446.0	219.8	102.9	102.9	39.3	37.9
Net Sales	$1,133.9	$580.0	95.5	95.0	100.0	100.0

Geographic Regions
Americas	$390.3	$388.0	0.6	(0.2)	34.4	66.9
EMEA	587.5	106.5	451.6	457.9	51.8	18.4
AP	156.1	85.5	82.6	83.4	13.8	14.7
Net Sales	$1,133.9	$580.0	95.5	95.0	100.0	100.0

Solutions
Banking	$843.9	$564.3	49.5	49.3	74.4	97.3
Retail	290.0	15.7	N/M	N/M	25.6	2.7
Net Sales	$1,133.9	$580.0	95.5	95.0	100.0	100.0
(1) The Company calculates constant currency by translating the prior-year period results at the current year exchange rate.
N/M = Not Meaningful

Three months ended June 30, 2017 compared with three months ended June 30, 2016

Net sales increased $553.9 or 95.5 percent including a net favorable currency impact of $1.5. The Acquisition accounted for $635.8 in net sales. In addition, net sales was adversely impacted $10.3 related to deferred revenue purchase accounting adjustments. The amounts attributable to the Acquisition are impacted by the alignment and integration of customer portfolios, solution offerings and operations between the legacy companies, which may result in unfavorable comparisons to prior year. The following results include the impact of foreign currency and purchase accounting adjustments:

Segments

•
Services net sales increased $250.6, with $266.2 attributable to the Acquisition and included an unfavorable impact of $5.1 related to purchase accounting adjustments. Excluding the impact of the Acquisition, services sales decreased $15.6 primarily due to the run-off of multi-vendor service contracts in the Americas, as well as, lower installation revenue tied to decreased Systems volumes in the Americas and Europe, Middle East, and Africa (EMEA).

•
Software net sales increased $77.1, with $84.5 attributable to the Acquisition and included an unfavorable impact of $2.8 related to purchase accounting adjustments. Excluding the impact of the Acquisition, software sales decreased $7.4 primarily associated with lower Systems volume in the Americas.

•
Systems net sales increased $226.2, with $285.1 attributable to the Acquisition and included an unfavorable impact of $2.4 related to purchase accounting adjustments. Excluding the impact of the Acquisition, systems sales decreased $58.9 primarily attributable to banking solutions activity across the Company. EMEA has been unfavorably impacted by the alignment of customer portfolio and solution offerings between the legacy companies which may be reflected as part of the sales attributable to the Acquisition. In the Americas, the volume declines were due to non-recurring projects and in Asia Pacific (AP) mainly due to structural changes in the market.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

A more detailed discussion of segment revenue is included under "Segment Revenue and Operating Profit Summary" below.

Geographic Regions

•
Americas net sales increased $2.3 or 0.6 percent, with $39.3 attributable to the Acquisition. Excluding the impact of the Acquisition, net sales decreased in NA related to lower multi-vendor service contract revenue. In addition, there were fewer large systems projects across NA and Latin America (LA), that were partially offset by higher systems volume in Brazil.

•
EMEA net sales increased $481.0 or 451.6 percent, with $513.9 attributable to the Acquisition. Excluding the impact of the Acquisition, net sales has been unfavorably impacted as a result of the alignment of customer portfolio and solution offerings between the legacy companies which may be reflected as part of the sales attributable to the Acquisition. Additionally, there were two large projects in Switzerland in the prior year period that did not recur.

•
AP net sales increased $70.6 or 82.6 percent, with $82.6 attributable to the Acquisition. Excluding the impact of the Acquisition, net sales decreased primarily due to lower systems volume due to the market structure change in China. Also contributing to the decline, the sequencing of large system deployments in the current year is expected to be more weighted towards the second half of the year.

Solutions

•
Banking net sales increased $279.6 or 49.5 percent, with $352.3 attributable to the Acquisition and included an unfavorable impact of $6.2 related to purchase accounting adjustments. Excluding the impact of the Acquisition, net sales decreased primarily due to lower systems volumes and the associated installation activity across the Company, with lower large project activity impacting all regions. In addition, banking services decreased primarily due to the run-off of multi-vendor service contracts in the Americas.

•
Retail net sales increased $274.3, with $283.5 attributable to the Acquisition and included an unfavorable impact of $4.1 related to purchase accounting adjustments. Excluding the impact of the Acquisition, net sales decreased primarily due to lower demand in Brazil for voting solutions.

	Six Months Ended				Percent of Total Net Sales for the Six Months Ended
	June 30,				June 30,
	2017	2016	% Change	% Change in CC (1)	2017	2016
Segments
Services	$1,153.4	$646.5	78.4	77.0	51.6	59.3
Software	218.1	53.0	311.5	303.9	9.8	4.9
Systems	865.2	390.1	121.8	120.7	38.6	35.8
Net Sales	$2,236.7	$1,089.6	105.3	103.8	100.0	100.0

Geographic Regions
Americas	$786.5	$731.5	7.5	5.8	35.2	67.1
EMEA	1,149.5	192.1	498.4	504.7	51.4	17.6
AP	300.7	166.0	81.1	83.2	13.4	15.3
Net Sales	$2,236.7	$1,089.6	105.3	103.8	100.0	100.0

Solutions
Banking	$1,663.5	$1,071.9	55.2	54.2	74.4	98.4
Retail	573.2	17.7	N/M	N/M	25.6	1.6
Net Sales	$2,236.7	$1,089.6	105.3	103.8	100.0	100.0
(1) The Company calculates constant currency by translating the prior-year period results at the current year exchange rate.
N/M = Not Meaningful

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Six months ended June 30, 2017 compared with six months ended June 30, 2016

Net sales increased $1,147.1 or 105.3 percent including a net favorable currency impact of $7.9 primarily related to the Brazil real, which was partially offset by smaller unfavorable currency movements in Asia and Europe. The Acquisition accounted for $1,259.4 in net sales. In addition, net sales was adversely impacted $20.7 related to deferred revenue purchase accounting adjustments. The amounts attributable to the Acquisition are impacted by the alignment and integration of customer portfolios, solution offerings and operations between the legacy companies, which may result in unfavorable comparisons to prior year. The following results include the impact of foreign currency and purchase accounting adjustments:

Segments

•
Services net sales increased $506.9, with $529.1 attributable to the Acquisition and included an unfavorable impact of $10.3 related to purchase accounting adjustments. Excluding the impact of the Acquisition, services sales decreased $22.2 primarily due to the run-off of multi-vendor service contracts in the Americas, as well as lower installation revenue tied to decreased Systems volumes in the Americas and EMEA.

•
Software net sales increased $165.1, with $168.6 attributable to the Acquisition and included an unfavorable impact of $2.8 related to purchase accounting adjustments. Excluding the impact of the Acquisition, software sales were relatively flat.

•
Systems net sales increased $475.1, with $561.7 attributable to the Acquisition and included an unfavorable impact of $7.6 related to purchase accounting adjustments. Excluding the impact of the Acquisition, systems sales decreased $86.6 primarily attributable to banking solutions activity across the Company. EMEA has been unfavorably impacted by the alignment of customer portfolio and solution offerings between the legacy companies which may be reflected as part of the sales attributable to the Acquisition. In the Americas, the volume declines were due to non-recurring projects and in AP mainly due to structural changes in the market.

A more detailed discussion of segment revenue is included under "Segment Revenue and Operating Profit Summary" below.

Geographic Regions

•
Americas net sales increased $55.0 or 7.5 percent, with $92.2 attributable to the Acquisition. Excluding the impact of the Acquisition, net sales decreased in NA related to lower multi-vendor service contract revenue. In addition, there were fewer large systems projects across NA and LA, that were partially offset by higher systems volume in Brazil.

•
EMEA net sales increased $957.4 or 498.4 percent, with $1,009.1 attributable to the Acquisition. Excluding the impact of the Acquisition, net sales has been unfavorably impacted as a result of the alignment of customer portfolio and solution offerings between the legacy companies which may be reflected as part of the sales attributable to the Acquisition. Additionally, there were two large projects in Switzerland in the prior-year period that did not recur.

•
AP net sales increased $134.7 or 81.1 percent, with $158.1 attributable to the Acquisition. Excluding the impact of the Acquisition, net sales decreased primarily due to lower systems volume due to the market structure change in China. Also contributing to the decline, the sequencing of large system deployments in the current year is more weighted towards the second half of the year.

Solutions

•
Banking net sales increased $591.6 or 55.2 percent, with $699.0 attributable to the Acquisition and included an unfavorable impact of $12.4 related to purchase accounting adjustments. Excluding the impact of the Acquisition, net sales decreased primarily due to lower systems volumes and the associated installation activity across the Company, with lower large project activity impacting all regions. In addition, banking services decreased primarily due to the run-off of multi-vendor service contracts in the Americas.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

•
Retail net sales increased $555.5, with $560.4 attributable to the Acquisition and included an unfavorable impact of $8.3 related to purchase accounting adjustments. Excluding the impact of the Acquisition, net sales decreased primarily due to lower demand in Brazil in Brazil for voting solutions.

Gross Profit

The following table represents information regarding the Company's gross profit:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	% Change	2017	2016	% Change
Gross profit - services and software	$151.5	$123.4	22.8	$329.6	$231.8	42.2
Gross profit - systems	86.3	31.7	N/M	150.7	62.1	142.7
Total gross profit	$237.8	$155.1	53.3	$480.3	$293.9	63.4

Gross margin - services and software	22.0%	34.3%		24.0%	33.1%
Gross margin - systems	19.3%	14.4%		17.4%	15.9%
Total gross margin	21.0%	26.7%		21.5%	27.0%

Services and software gross margin was lower in the three and six months ended June 30, 2017 due in part to the impact of the Acquisition, which utilizes a higher third-party labor model to support its service and software revenue stream, resulting in a dilutive effect on margins. Gross margin in both the three and six months ended June 30, 2017 was also impacted by lower contract maintenance revenue in Americas combined with increased labor investments. The labor investments are a result of higher turnover rates of technicians and the associated training to support additional product lines. In the six months ended June 30, 2017, EMEA gross margin was unfavorably impacted by large systems projects in the prior year that carried a higher margin. In the three and six months ended June 30, 2017, services and software gross profit included non-routine charges of $20.6 and $26.0, respectively, primarily related to purchase accounting adjustments associated with the Acquisition. Services and software gross profit also included restructuring charges of $12.6 and $15.6 in the three and six months ended June 30, 2017, respectively. In the three and six months ended June 30, 2016, restructuring charges were $1.4 and $1.7, respectively.

Systems gross margin in the three months ended June 30, 2017 increased primarily as a result of incremental gross profit associated with the Acquisition, which has a larger mix of higher margin business across both banking and retail solutions, and included purchase accounting adjustments of $2.8. In the three month time period, systems gross margin was unfavorably impacted by EMEA due to large projects in the prior year period that carried a higher margin as well as unfavorable country revenue mix. Systems gross margin in the six months ended June 30, 2017 increased primarily as a result of incremental gross profit associated with the Acquisition and included purchase accounting adjustments of $20.8. In the six months ended, systems gross margin was adversely impacted by the previously mentioned non-recurring projects in EMEA in addition to lower volume of higher margin sales in LA in 2017. In the three and six months ended June 30, 2017, systems gross profit included non-routine charges of $16.1 and $22.0, respectively, primarily related to purchase accounting adjustments associated with the Acquisition. Systems gross profit also included restructuring charges of $0.9 and $1.6 in the three and six months ended June 30, 2017, respectively.

Operating Expenses

The following table represents information regarding the Company's operating expenses:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	% Change	2017	2016	% Change
Selling and administrative expense	$236.8	$127.3	86.0	$483.8	$252.9	91.3
Research, development and engineering expense	38.8	17.6	120.5	80.2	36.1	122.2
Impairment of assets	—	—	—	3.1	—	N/M
(Gain) loss on sale of assets, net	(7.7)	(0.1)	N/M	(8.1)	0.3	N/M
Total operating expenses	$267.9	$144.8	85.0	$559.0	$289.3	93.2

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Excluding the impact of incremental expense associated with the Acquisition of $109.6 and $231.0 in the three and six months ended June 30, 2017, respectively, selling and administrative expense were relatively flat compared to the same periods of 2016.

Non-routine expenses in selling and administrative expense of $39.8 and $17.9 were included in the three months ended June 30, 2017 and 2016, respectively. The primary components of the non-routine expenses pertained to acquisition and divestiture costs totaling $20.1 and purchase accounting adjustments of $20.2 related to intangible asset amortization. Selling and administrative expense included restructuring charges of $2.5 and $3.7 in the three months ended June 30, 2017 and 2016, respectively. Non-routine expenses in selling and administrative expense of $88.9 and $31.7 were included in the six months ended June 30, 2017 and 2016, respectively. The primary components of the non-routine expenses pertained to acquisition and divestiture costs totaling $50.2 and purchase accounting adjustments of $39.2 related to intangible asset amortization. Selling and administrative expense included restructuring charges of $10.9 and $3.6 in the six months ended June 30, 2017 and 2016, respectively.

Research, development and engineering expense as a percent of net sales was 3.4 and 3.6 percent in the three and six months ended June 30, 2017, respectively compared with 3.0 and 3.3 percent in the three and six months ended June 30, 2016. Excluding the impact of the Acquisition, research and development expense in both the three and six months ended June 30, 2017 decreased primarily as a result of the benefits of streamlining the cost structure as part of the Company's integration activities. Research, development and engineering expense included non-routine reversals of $(0.2) and restructuring reversals of $(1.6) in the three months ended June 30, 2017. Research, development and engineering expense in the six months ended June 30, 2017 included non-routine charges of $0.3 and restructuring reversals of $(0.7). The three and six months ended June 30, 2016, had no non-routine charges and $0.1 in restructuring charges.

In the six months ended June 30, 2017, the Company recorded impairments totaling $3.1 related to information technology transformation and integration activities.

In the three and six months ended June 30, 2017, the gain on sale of assets was primarily related to the Company's divestiture of the legacy business in the United Kingdom and the electronic security business located in Mexico.

Operating expense as a percent of net sales in the three months ended June 30, 2017 was 23.6 percent compared with 24.9 percent in the three months ended June 30, 2016. Operating expense as a percent of net sales in the six months ended June 30, 2017 was 25.0 percent compared with 26.6 percent in the six months ended June 30, 2016.

Operating Profit

The following table represents information regarding the Company's operating profit:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	% Change	2017	2016	% Change
Operating profit (loss)	$(30.1)	$10.3	N/M	$(78.7)	$4.6	N/M
Operating profit margin	(2.7)%	1.8%		(3.5)%	0.4%

The decrease in operating profit in the three and six months ended June 30, 2017 compared to the same periods in 2016 was primarily due to higher operating expenses, which included amortization of acquired intangible assets, restructuring and non-routine costs related to acquisitions and divestitures.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Other Income (Expense)

The following table represents information regarding the Company's other income (expense), net:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	% Change	2017	2016	% Change
Interest income	$5.1	$6.3	(19.0)	$11.5	$11.2	2.7
Interest expense	(32.2)	(24.3)	(32.5)	(63.0)	(35.8)	(76.0)
Foreign exchange gain (loss), net	(4.6)	(1.2)	—	(7.7)	(3.6)	(113.9)
Miscellaneous, net	1.9	(26.8)	N/M	3.2	7.8	(59.0)
Other income (expense), net	$(29.8)	$(46.0)	35.2	$(56.0)	$(20.4)	(174.5)

The decrease in interest income in the three months ended June 30, 2017, compared with the same period in 2016, was as a result of lower interest income in Brazil. In addition, the Company's cash balances in the prior year three month time period included funds held for the purchase of Wincor Nixdorf which generated additional interest income. Interest expense was higher in both the three and six months ended compared to the same prior-year periods associated with the financing required for the Acquisition. Foreign exchange gain (loss), net in the three and six months ended was unfavorable as a result of the impact of the Acquisition. Miscellaneous, net in the three months ended June 30, 2016 included a mark-to-market loss of $22.7 associated with the Company’s foreign currency forward contract entered into on April 29, 2016 and $6.3 in financing fees related to the Company’s bridge financing required for the debt undertaken for the Acquisition. In addition, the six months ended June 30, 2016 included a mark-to-market gain of $35.6 associated with the Company's foreign currency option contracts entered into on November 23, 2015.

Income (Loss) From Continuing Operations, Net of Tax

The following table represents information regarding the Company's income (loss) from continuing operations, net of tax:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	% Change	2017	2016	% Change
Income (loss) from continuing operations, net of tax	$(23.6)	$(20.8)	13.5	$(75.8)	$(0.1)	N/M
Percent of net sales	(2.1)%	(3.6)%		(3.4)%	—%
Effective tax rate	60.6%	41.7%		43.7%	99.4%

Income (loss) from continuing operations, net of tax was $(23.6) and $(20.8) for the three months ended June 30, 2017 and 2016, respectively. The decrease is primarily due to the reasons described above and the change in income tax (benefit) expense.

The tax rate on the loss for the three and six months ended June 30, 2017 increased due to the jurisdictional income (loss) mix and varying statutory rates in the Company’s global footprint. These increases to the overall tax rate for these periods was offset in part by additional discrete expense items recognized in the quarter related to uncertain tax positions.

The tax rate on the loss for the three and six months ended June 30, 2016 was increased due to the recognition of favorable discrete items, including the release of an uncertain tax position and discrete expenses related to the Acquisition. The tax rate for these periods was also increased by a reduction in the deferred tax liability associated with the Company’s undistributed foreign subsidiary earnings. The foreign currency hedges related to the Acquisition generated a loss of the three months ended June 30, 2016 and a net gain for six months ended June 30, 2016. The non-taxable treatment of these hedges had the impact of decreasing the rate in the three months ended June 30, 2016 and increasing the rate for the six months ended June 30, 2016.

Income (Loss) From Discontinued Operations, Net of Tax

Income from discontinued operations, net of tax was $0.5 for the three months ended June 30, 2016. The closing of the NA electronic security divestiture occurred on February 1, 2016 and the Company recorded a gain (loss) on sale, net of tax, of $149.6 for the six months ended June 30, 2016. Additionally, the income from discontinued operations, net of tax includes a net loss of $1.3 as a result of the operations included through February 1, 2016.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Net Income (Loss)

Net income (loss) decreased $3.3 to a net loss of $(23.6) for the three months ended June 30, 2017, compared to income of $20.3 for the same period in 2016 due to the reasons described above.

Segment Revenue and Operating Profit Summary

The following tables represent information regarding the Company's revenue and operating profit by reporting segment:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Services:	2017	2016	% Change	2017	2016	% Change
Revenue	$580.2	$329.6	76.0	$1,153.4	$646.5	78.4
Segment operating profit (loss)	$77.0	$71.8	7.2	$158.2	$134.0	18.1
Segment operating profit margin	13.3%	21.8%		13.7%	20.7%

Services net sales increased $250.6 or 76.0 percent and included a net favorable currency impact of $1.2 in the three months ended June 30, 2017, with $266.2 attributable to the Acquisition and included an unfavorable impact of $5.1 related to purchase accounting adjustments. In the six months ended June 30, 2017, Services net sales increased $506.9 or 78.4 percent and included a net favorable currency impact of $5.0, with $529.1 attributable to the Acquisition and included an unfavorable impact of $10.3 related to purchase accounting adjustments. Excluding the impact of the Acquisition, Services net sales in both the three and six months ended decreased $15.5 and $22.1, respectively, primarily due to the run-off of multi-vendor service contracts in the Americas, as well as lower installation revenue tied to decreased Systems volumes in the Americas and EMEA.

Segment operating profit increased in both the three and six months ended June 30, 2017 as a result of $60.4 and $116.7 incremental gross profit, respectively, partially offset by $31.5 and $62.5 of operating expense, respectively, associated with the Acquisition. Segment operating profit was unfavorably impacted by lower contract maintenance revenue in Americas combined with increased labor investments. The labor investments are a result of higher turnover rates of technicians and the associated training to support additional product lines. In the six months ended June 30, 2017, EMEA gross margin was unfavorably impacted by large systems projects in the prior year that carried a higher margin.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Software:	2017	2016	% Change	2017	2016	% Change
Revenue	$107.7	$30.6	252.0	$218.1	$53.0	311.5
Segment operating profit (loss)	$6.4	$0.2	N/M	$11.7	$(8.1)	244.4
Segment operating profit margin	5.9%	0.7%		5.4%	(15.3)%

Software net sales increased $77.1 or 251.9 percent and included a net favorable currency impact of $0.2 in the three months ended June 30, 2017, with $84.6 attributable to the Acquisition and included an unfavorable impact of $2.8 related to purchase accounting adjustments. In the six months ended June 30, 2017, Software revenue increased $165.1 or 311.5 percent and included a net favorable currency impact of $1.1, with $168.6 attributable to the Acquisition and included an unfavorable impact of $2.8 related to purchase accounting adjustments. Excluding the impact of the Acquisition, Software revenue for the three months ended June 30, 2017 decreased $7.5 when compared to the same period in the prior year, primarily associated with lower Systems volume in the Americas. Software revenue for the six months ended June 30, 2017, was relatively flat compared to the same period in the prior year.

Segment operating profit increased in both the three and six months ended June 30, 2017 as a result of $32.3 and $61.7 incremental gross profit, respectively, partially offset by $20.9 and $41.5 operating expense, respectively, associated with the Acquisition. Additionally, the three months ended was unfavorably impacted by lower gross profit in Americas related to a software project in the prior-year period that did not recur.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Systems:	2017	2016	% Change	2017	2016	% Change
Revenue	$446.0	$219.8	102.9	$865.2	$390.1	121.8
Segment operating profit (loss)	$(1.6)	$(14.0)	88.6	$(5.5)	$(29.1)	81.1
Segment operating profit margin	(0.4)%	(6.4)%		(0.6)%	(7.5)%

Systems net sales increased $226.1 or 102.9 percent in the three months ended June 30, 2017, with $285.1 attributable to the Acquisition and included an unfavorable impact of $2.4 related to purchase accounting adjustments. In the six months ended June 30, 2017, Systems revenue increased $475.0 or 121.8 percent and included a net unfavorable currency impact of $1.9 with $561.7 attributable to the Acquisition and included an unfavorable impact of $7.6 related to purchase accounting adjustments. Excluding the impact of the Acquisition, Systems revenue decreased in both the three and six months ended June 30, 2017 primarily attributable to banking solutions activity across the Company. EMEA has been unfavorably impacted by the alignment of customer portfolio and solution offerings between the legacy companies which may be reflected as part of the sales attributable to the Acquisition. In the Americas, the volume declines were due to non-recurring projects and in AP mainly due to structural changes in the market

Segment operating profit increased in both the three and six months ended June 30, 2017 as a result of $78.9 and $150.1 incremental gross profit, respectively, partially offset by $48.5 and $94.7 operating expense, respectively, associated with the Acquisition. Systems gross margin in the three months ended June 30, 2017 increased primarily as a result of incremental gross profit associated with the Acquisition, which has a larger mix of higher margin business across both banking and retail solutions, and included purchase accounting adjustments of $2.8. In the three months ended June 30, 2017, systems gross margin was unfavorably impacted by EMEA due to large projects in the prior year period that carried a higher margin as well as unfavorable country revenue mix. Systems gross margin in the six months ended June 30, 2017 increased primarily as a result of incremental gross profit associated with the Acquisition and included purchase accounting adjustments of $20.8. In the six months ended June 30, 2017, systems gross margin was adversely impacted by the previously mentioned non-recurring projects in EMEA in addition to lower volume of higher margin sales in LA in 2017.

Refer to note 20 to the condensed consolidated financial statements for further details of segment revenue and operating profit.

Liquidity and Capital Resources

The Company's total cash and cash availability as of June 30, 2017 and December 31, 2016 was as follows:

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$451.3	$652.7
Additional cash availability from
Uncommitted lines of credit	160.0	198.6
Revolving credit facility	440.9	520.0
Short-term investments	76.9	64.1
Total cash and cash availability	$1,129.1	$1,435.4

Capital resources are obtained from income retained in the business, borrowings under the Company’s senior notes, committed and uncommitted credit facilities and operating and capital leasing arrangements. Management expects that the Company’s capital resources will be sufficient to finance planned working capital needs, research and development activities, restructuring and integration activities, investments in facilities or equipment, pension contributions, repayments of debt, redemption payments for redeemable noncontrolling interests, the payment of dividends on the Company’s common shares and any repurchases of the Company’s common shares for at least the next 12 months. As of June 30, 2017, $519.5 or 98.3 percent of the Company's cash and cash equivalents and short-term investments reside in international tax jurisdictions. Repatriation of these funds could be negatively impacted by potential payments for foreign and domestic taxes. The Company has approximately $180 of earnings that are available for repatriation with no additional tax expense as the Company has already provided for such taxes. Part of the Company’s growth strategy is to pursue acquisitions complementary to the Company's future structure. The Company has made acquisitions in the past and intends to make acquisitions in the future. The Company intends to finance any future acquisitions with either cash and short-term investments, cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

The following table summarizes the results of the Company's condensed consolidated statement of cash flows for the six months ended June 30:

Summary of cash flows:	2017	2016
Net cash used by operating activities - continuing operations	$(185.8)	$(199.8)
Net cash used by investing activities - continuing operations	(63.7)	(1,724.5)
Net cash provided by financing activities	36.0	1,584.7
Discontinued operations, net	—	358.9
Effect of exchange rate changes on cash and cash equivalents	12.1	4.1
(Decrease) increase in cash and cash equivalents	$(201.4)	$23.4

Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impact reported cash flows.

Net cash used by operating activities - continuing operations was $185.8 for the six months ended June 30, 2017, a decrease in use of $14.0 from $199.8 for the same period in 2016.

•
The net aggregate of trade accounts receivable, inventories and accounts payable used $81.2 and $167.4 in operating cash flows during the six months ended June 30, 2017 and 2016, respectively. In general, the amount of cash flow provided or used by the aggregate of trade accounts payable, inventories and trade accounts receivable depends upon how effectively the Company manages the cash conversion cycle, which represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period. Accounts receivable cash use improved compared to prior-year same period improved primarily due to collections in AP and EMEA. Inventory cash use improved compared to the same period in the prior year due to normalization of inventory in the United States, primarily due to working capital initiatives, and in Europe along with inventory reductions in Brazil due to reduced demand. Accounts payable activities improved $63.0 from a use of $26.6 during the six months ended June 30, 2016 to cash provided of $36.4 during the six months ended June 30, 2017 due to a decrease in payments and working capital initiatives compared to the prior-year same period.

•
In the aggregate, the other combined certain assets and liabilities used $158.1 and $60.7 of operating cash during the six months ended June 30, 2017 and 2016, respectively. The increase in use was primarily due to interest paid, restructuring payments, VAT payments and a transition service netting settlement with Securitas AB offset by deferred revenue cash provided by the collection of customer prepayments, mainly on service contracts compared to the same period in the prior year. Additionally, there were non-cash uses primarily related to taxes offset by non-cash sources of Diebold Nixdorf AG accrued noncontrolling interest dividend.

Adjustments to net income include (gain) loss on sale of assets, net, which consisted primarily of the gains from divestitures of the legacy Diebold business in the United Kingdom and the electronic security business located in Mexico. In connection with the Acquisition, the Company entered foreign currency option and forward contracts hedge against the effect of exchange rate fluctuations on the cash purchase consideration, acquisition-related costs and any outstanding Diebold Nixdorf AG borrowings that were euro denominated and expected to be paid on or near the closing of the Acquisition. During the six months ended June 30, 2016, the Company recorded a $12.9 mark-to-market net gain on foreign currency option and forward contracts which is reflected in miscellaneous, net.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Investing Activities

Net cash used by investing activities - continuing operations was $63.7 and $1,724.5 for the six months ended June 30, 2017 and 2016, respectively. The maturities and purchases of investments primarily relate to short-term investment activity in Brazil and for 2017 also include the Company's investment in Kony. The proceeds from the sale of assets primarily include cash from the divestitures of the legacy Diebold business in the United Kingdom and the electronic security business located in Mexico. The $1,660.8 change was primarily due to the funding of the Acquisition through the use of $1,768.1 restricted cash offset by $42.6 of proceeds from sale of foreign currency option contracts and net proceeds from the other investing activities. This decrease was partially offset by an increase in capital expenditures and certain other assets of $15.1 and $8.3 primarily due to the incremental expenditures related to the Acquisition. The Company's capital expenditures reflect normal investment activities to support operations.

The cash provided by the discontinued operations, net, includes the cash provided by the operations of the NA electronic security business. In the first quarter of 2016, discontinued operations, net, primarily related to the $365.1 proceeds received for the NA electronic security business divestiture.

Financing Activities

Net cash provided by financing activities was $36.0 and $1,584.7 for the six months ended June 30, 2017 and 2016, respectively, for decrease of $1,548.7. The change was primarily due to the decrease of $1,609.8 in debt borrowings, net of repayments primarily related to funding the Acquisition in 2016 and an increase of $14.3 cash distributions to noncontrolling interests primarily related to Diebold Nixdorf AG offset the reduction in dividends paid. Additionally, the six months ended June 30, 2016 included a $54.9 use related to restricted cash pursuant to the terms of the Credit Agreement. Refer to note 13 to the condensed consolidated financial statements for details of the Company's cash flows related to debt borrowings and repayments.

Debt As of June 30, 2017, the Company had various international short-term uncommitted lines of credit with borrowing limits of $225.5. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of June 30, 2017 and December 31, 2016 was 4.66 percent and 9.87 percent, respectively. The decrease in the weighted-average interest rate is attributable to a change in mix of borrowings of foreign entities. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at June 30, 2017 was $160.0.

The Company entered into a revolving and term loan credit agreement (the Credit Agreement), dated as of November 23, 2015, among the Company and certain of the Company's subsidiaries, as borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders named therein. The Credit Agreement included, among other things, mechanics for the Company’s existing revolving and term loan A facilities to be refinanced under the Credit Agreement. On December 23, 2015, the Company entered into a Replacement Facilities Effective Date Amendment, which amended the Credit Agreement, among the Company, certain of the Company’s subsidiaries, the lenders identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to which the Company refinanced its $520.0 revolving and $230.0 term loan A senior unsecured credit facilities (which have been terminated and repaid in full) with, respectively, a new unsecured revolving facility (the Revolving Facility) in an amount of up to $520.0 and a new (non-delayed draw) unsecured term loan A facility (the Term Loan A Facility) on substantially the same terms as the Delayed Draw Term Loan A Facility (as defined in the Credit Agreement) in the amount of up to $230.0. On December 23, 2020, the Term Loan A Facility will mature and the Revolving Facility will automatically terminate. The weighted-average interest rate on outstanding Revolving Facility borrowings as of June 30, 2017 and December 31, 2016 was 3.00 percent and 2.56 percent, respectively, which is variable based on the London Interbank Offered Rate (LIBOR). The amount available under the Revolving Facility as of June 30, 2017 was $440.9.

On April 19, 2016, the Company issued the 2024 Senior Notes in an offering exempt from the registration requirements of the Securities Act of 1933 (the Securities Act) in connection with the Acquisition. The 2024 Senior Notes are and will be guaranteed by certain of the Company’s existing and future domestic subsidiaries.

On May 9, 2017 The Company entered into an incremental amendment to its Credit Agreement (Incremental Agreement) which reduced the initial term loan B facility (the Term Loan B Facility) of a $1,000.0 U.S. dollar-denominated tranche to $475.0. The reduction was funded using the $250.0 proceeds drawn from the Delayed Draw Term Loan A Facility, a replacement of $70.0 with Term Loan B Facility - Euro and previous principal payments.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

In connection with the Incremental Agreement, the interest rate with respect to the Term Loan B Facility - USD is based on, at the Company’s option, adjusted LIBOR plus 2.75 percent (with a floor of 0.00 percent) or Alternate Base Rate (ABR) plus 1.75 percent (with an ABR floor of 1.00 percent) and the interest rate with respect to the Term Loan B Facility - Euro is based on adjusted Euro Interbank Offered Rate (EURIBOR) plus 3.00 percent (with a floor of 0.00 percent). Prior to the Incremental Agreement, the interest rate for the Term Loan B Facility - USD was LIBOR plus an applicable margin of 4.50 percent (or, at the Company’s option, prime plus an applicable margin of 3.50 percent), and the interest rate for the Term Loan B Facility - Euro was at the EURIBOR plus an applicable margin of 4.25 percent. As a result of the Incremental Agreement, the Company anticipates an approximate $5.0 reduction in interest expense per quarter.

The Incremental Amendment also renewed the repricing premium of 1.00 percent in relation to the Term Loan B Facility to the date that is six months after the Incremental Effective Date, removed the requirement to prepay the Repriced Dollar Term Loan and the Repriced Euro Term Loan upon any asset sale or casualty event if the Company is below a Total Net Leverage Ratio of 2.5:1.0 on a pro forma basis for such asset sale or casualty event and provides additional restricted payments and investment carveouts in regards to assets acquired with the Acquisition. All other material provisions under the Credit Agreement were unchanged.

On May 6 and August 16, 2016, the Company entered into the Second and Third Amendments to the Credit Agreement, which re-denominated a portion of the Term Loan B Facility into euros and guaranteed the prompt and complete payment and performance of the obligations when due under the Credit Agreement. On February 14, 2017, the Company entered into the Fourth Amendment to the Credit Agreement, which allows the proceeds from the Delayed Draw Term Loan A Facility to be used for general corporate purposes.

The Credit Agreement financial covenant ratios at June 30, 2017 are as follows:

•
a maximum total net debt to adjusted EBITDA leverage ratio of 4.50 to 1.00 for the three months ended June 30, 2017 (reducing to 4.25 on December 31, 2017, further reduced to 4.00 on December 31, 2018, and further reduced to 3.75 on June 30, 2019); and

•	a minimum adjusted EBITDA to net interest expense coverage ratio of not less than 3.00 to 1.00

Below is a summary of financing and replacement facilities information:

Financing and Replacement Facilities	Interest Rate Index and Margin	Maturity/Termination Dates	Term (Years)
Credit Agreement facilities
Revolving Facility	LIBOR + 1.75%	December 2020	5
Term Loan A Facility	LIBOR + 1.75%	December 2020	5
Delayed Draw Term Loan A Facility	LIBOR + 1.75%	December 2020	5
Term Loan B Facility - USD	LIBOR(i) + 2.75%	November 2023	7.5
Term Loan B Facility - Euro	EURIBOR(ii) + 3.00%	November 2023	7.5
2024 Senior Notes	8.5%	April 2024	8

(i)	LIBOR with a floor of 0.0%.

(ii)	EURIBOR with a floor of 0.0%.

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

The Company’s financing agreements contain various restrictive financial covenants, including net debt to EBITDA and net interest coverage ratios. As of June 30, 2017, the Company was in compliance with the financial and other covenants within its debt agreements.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Dividends The Company paid dividends of $15.3 and $38.0 in the six months ended June 30, 2017 and 2016, respectively. Quarterly dividends were $0.10 per share for the six months ended June 30, 2017 compared to $0.2875 per share for the six months ended June 30, 2016.

Contractual Obligations In the first six months of 2017, the Company entered into purchase commitments due within one year for materials through contract manufacturing agreements for a total negotiated price. At June 30, 2017, the Company had purchase commitments due within one year totaling $15.0 for materials through contract manufacturing agreements at negotiated prices.

Pursuant to the DPLTA, subject to certain limitations pursuant to applicable law, (i) Diebold KGaA has the ability to issue binding instructions to the management board of Diebold Nixdorf AG, (ii) Diebold Nixdorf AG will transfer all of its annual profits to Diebold KGaA, and (iii) Diebold KGaA will generally absorb all annual losses incurred by Diebold Nixdorf AG. In addition, the DPLTA offers the Diebold Nixdorf AG minority shareholders, at their election, (i) the ability to put their Diebold Nixdorf AG ordinary shares to Diebold KGaA in exchange for cash compensation of €55.02 per Diebold Nixdorf AG ordinary share or (ii) to remain Diebold Nixdorf AG minority shareholders and receive a recurring compensation in cash of €3.13 (€2.82 net under the current taxation regime) per Diebold Nixdorf AG ordinary share for each full fiscal year of Diebold Nixdorf AG. The ultimate timing and amount of any future cash payments related to the DPLTA are uncertain.

Except for the items noted above, all contractual cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at June 30, 2017 compared to December 31, 2016.

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

Management believes there have been no significant changes during the six months ended June 30, 2017 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Forward-Looking Statement Disclosure

In this quarterly report on Form 10-Q, statements that are not reported financial results or other historical information are “forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.” Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. These forward-looking statements relate to, among other things, the Company's future operating performance, the Company's share of new and existing markets, the Company's short- and long-term revenue and earnings growth rates, and the Company's implementation of cost-reduction initiatives and measures to improve pricing, including the optimization of the Company's manufacturing capacity.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Some of the risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements include, but are not limited to:

•	the ultimate impact of the DPLTA with Diebold Nixdorf AG and the outcome of the appraisal proceedings initiated in connection with the implementation of the DPLTA;

•	the ultimate outcome and results of integrating the operations of the Company and Diebold Nixdorf AG;

•	the ultimate outcome of the Company’s pricing, operating and tax strategies applied to Diebold Nixdorf AG and the ultimate ability to realize synergies;

•	the Company's ability to successfully launch and operate its joint ventures in China with the Inspur Group and Aisino Corp.;

•	the impact of market and economic conditions on the financial services industry;

•	the capacity of the Company's technology to keep pace with a rapidly evolving marketplace;

•	pricing and other actions by competitors;

•	the effect of legislative and regulatory actions in the United States and internationally;

•	the Company's ability to comply with government regulations;

•	the impact of a security breach or operational failure on the Company's business;

•	the Company's ability to successfully integrate acquisitions into its operations; and

•	the impact of the Company's strategic initiatives, including the Company's DN2020 plan.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

On August 15, 2016, the Company designated its €350.0 euro-denominated Term Loan B Facility as a net investment hedge of its investments in certain subsidiaries that use the Euro as their functional currency in order to reduce volatility in stockholders' equity caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. Dollar. Effectiveness is assessed at least quarterly by confirming that the respective designated net investments' net equity balances at the beginning of any period collectively continues to equal or exceed the balance outstanding on the Company's Euro-denominated term loan. Changes in value that are deemed effective are accumulated in AOCI. When the respective net investments are sold or substantially liquidated, the balance of the cumulative translation adjustment in AOCI will be reclassified into earnings. The net gain (loss) recognized in AOCI on net investment hedge foreign currency borrowings was $(19.7) in the three months ended June 30, 2017 and $(25.8) and for the six months ended June 30, 2017. On March 30, 2017, the Company de-designated €130.6 of its euro-denominated Term Loan B Facility and on May 9, 2017, the Company designated an additional €66.8 of its euro-denominated Term Loan B Facility as a result of its repricing described under note 13 to the condensed consolidated financial statements.

Refer to the Company’s annual report on Form 10-K for the year ended December 31, 2016 for a discussion of market risk exposures. There have been no material changes in this information since December 31, 2016.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2017
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

In connection with the preparation of this quarterly report on Form 10-Q, the Company's management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that such disclosure controls and procedures were effective as of June 30, 2017.

Change in Internal Controls

On August 15, 2016, the Company completed the acquisition of Diebold Nixdorf AG. As permitted by SEC guidance, the scope of management’s evaluation of internal control over financing reporting as of June 30, 2017 did not include the internal control over financial reporting of Diebold Nixdorf AG. However, we are extending the Company's oversight and monitoring processes that support its internal control over financial reporting to include Diebold Nixdorf AG's operations.

During the quarter ended June 30, 2017, there have been no other changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2017
(in millions, except share and per share amounts)

Part II – Other Information
Item 1: Legal Proceedings

At June 30, 2017, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims.

For more information regarding legal proceedings, please refer to Part I, Item 3 of the Company's annual report on Form 10-K for the year ended December 31, 2016. There have been no material developments with respect to the legal proceedings reported in the Company's annual report on Form 10-K for the year ended December 31, 2016.

Item 1A: Risk Factors

Refer to the Company’s annual report on Form 10-K for the year ended December 31, 2016, and the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2017. There has been no material change to this information since March 31, 2017.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Information concerning the Company’s share repurchases made during the second quarter of 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
April	163	$30.70	—	2,426,177
May	—	$—	—	2,426,177
June	1,122	$28.56	—	2,426,177
Total	1,285	$28.83	—

(1)	All shares were surrendered or deemed surrendered to the Company in connection with the Company’s share-based compensation plans.

(2)
The total number of shares repurchased as part of the publicly announced share repurchase plan since its inception was 13,450,772 as of June 30, 2017. The plan was approved by the Board of Directors in 1997. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. The plan has no expiration date. The following table provides a summary of Board of Directors approvals to repurchase the Company’s outstanding common shares:

Total Number of Shares Approved for Repurchase
1997	2,000,000
2004	2,000,000
2005	6,000,000
2007	2,000,000
2011	1,876,949
2012	2,000,000
15,876,949

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2017
(in millions, except share and per share amounts)

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6: Exhibits

3.1(i)
Amended and Restated Articles of Incorporation of Diebold, Incorporated – incorporated by reference to Exhibit 3.1(i) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (Commission File No. 1-4879)

3.1(ii)	Amended and Restated Code of Regulations – incorporated by reference to Exhibit 3.1(ii) to Registrant’s Current Report on Form 8-K filed on February 17, 2017 (Commission File No. 1-4879)

3.2
Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated – incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (Commission File No. 1-4879)

3.3
Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated – incorporated by reference to Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 1-4879)

3.4
Certificate of Amendment to Amended Articles of Incorporation of Diebold Nixdorf, Incorporated – incorporated by reference to Exhibit 3.1(i) to Registrant’s Current Report on Form 8-K filed on December 12, 2016 (Commission File No. 1-4879)

3.5
Certificate of Amendment to Amended Articles of Incorporation of Diebold Nixdorf, Incorporated, effective April 26, 2017 – incorporated by reference to Exhibit 3.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (Commission File No. 1-4879)

10.1	Jürgen Wunram Amended Service Agreement – incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (Commission File No. 1-4879)

10.2	Christopher Chapman Service Agreement – incorporated by reference to Exhibit 10.7 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (Commission File No. 1-4879)

10.3
Diebold Nixdorf, Incorporated 2017 Equity and Performance Incentive Plan – incorporated by reference to Exhibit 4.6 to Registrant’s Registration Statement on Form S-8 filed on April 26, 2017 (Registration Statement No. 333-217476)

10.4	Form of Non-Qualified Stock Option Agreement (2017 Plan) – incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 28, 2017 (Commission File No. 1-4879)

10.5	Form of Restricted Share Agreement (2017 Plan) – incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on April 28, 2017 (Commission File No. 1-4879)

10.6
Form of Restricted Stock Unit Agreement - Cliff Vest (2017 Plan) – incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on April 28, 2017 (Commission File No. 1-4879)

10.7
Form of Restricted Stock Unit Agreement - Ratable Vest (2017 Plan) – incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on April 28, 2017 (Commission File No. 1-4879)

10.8
Form of Restricted Stock Unit Agreement - Non-employee Directors (2017 Plan) – incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on April 28, 2017 (Commission File No. 1-4879)

10.9	Form of Stock Appreciation Rights Agreement (2017 Plan) – incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed on April 28, 2017 (Commission File No. 1-4879)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2017
(in millions, except share and per share amounts)

10.10	Form of Performance Shares Agreement (2017 Plan) – incorporated by reference to Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed on April 28, 2017 (Commission File No. 1-4879)

10.11	Form of Performance Units Agreement (2017 Plan) – incorporated by reference to Exhibit 10.8 to Registrant’s Current Report on Form 8-K filed on April 28, 2017 (Commission File No. 1-4879)

10.12
Incremental Amendment to Credit Agreement, dated as of May 9, 2017, among Diebold Nixdorf, Incorporated, certain subsidiary borrowers party thereto, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent

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

DIEBOLD NIXDORF, INCORPORATED

Date:	July 26, 2017		/s/ Andreas W. Mattes
		By:	Andreas W. Mattes
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 26, 2017		/s/ Christopher A. Chapman
		By:	Christopher A. Chapman
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION
3.1(i)
Amended and Restated Articles of Incorporation of Diebold, Incorporated – incorporated by reference to Exhibit 3.1(i) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (Commission File No. 1-4879)

3.1(ii)	Amended and Restated Code of Regulations – incorporated by reference to Exhibit 3.1(ii) to Registrant’s Current Report on Form 8-K filed on February 17, 2017 (Commission File No. 1-4879)

3.2
Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated – incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (Commission File No. 1-4879)

3.3
Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated – incorporated by reference to Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 1-4879)

3.4
Certificate of Amendment to Amended Articles of Incorporation of Diebold Nixdorf, Incorporated – incorporated by reference to Exhibit 3.1(i) to Registrant’s Current Report on Form 8-K filed on December 12, 2016 (Commission File No. 1-4879)

3.5
Certificate of Amendment to Amended Articles of Incorporation of Diebold Nixdorf, Incorporated, effective April 26, 2017 – incorporated by reference to Exhibit 3.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (Commission File No. 1-4879)

10.1	Jürgen Wunram Amended Service Agreement – incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (Commission File No. 1-4879)

10.2	Christopher Chapman Service Agreement – incorporated by reference to Exhibit 10.7 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (Commission File No. 1-4879)

10.3
Diebold Nixdorf, Incorporated 2017 Equity and Performance Incentive Plan – incorporated by reference to Exhibit 4.6 to Registrant’s Registration Statement on Form S-8 filed on April 26, 2017 (Registration Statement No. 333-217476)

10.4	Form of Non-Qualified Stock Option Agreement (2017 Plan) – incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 28, 2017 (Commission File No. 1-4879)

10.5	Form of Restricted Share Agreement (2017 Plan) – incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on April 28, 2017 (Commission File No. 1-4879)

10.6
Form of Restricted Stock Unit Agreement - Cliff Vest (2017 Plan) – incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on April 28, 2017 (Commission File No. 1-4879)

10.7
Form of Restricted Stock Unit Agreement - Ratable Vest (2017 Plan) – incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on April 28, 2017 (Commission File No. 1-4879)

10.8
Form of Restricted Stock Unit Agreement - Non-employee Directors (2017 Plan) – incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on April 28, 2017 (Commission File No. 1-4879)

10.9	Form of Stock Appreciation Rights Agreement (2017 Plan) – incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed on April 28, 2017 (Commission File No. 1-4879)

10.10	Form of Performance Shares Agreement (2017 Plan) – incorporated by reference to Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed on April 28, 2017 (Commission File No. 1-4879)

10.11	Form of Performance Units Agreement (2017 Plan) – incorporated by reference to Exhibit 10.8 to Registrant’s Current Report on Form 8-K filed on April 28, 2017 (Commission File No. 1-4879)

10.12
Incremental Amendment to Credit Agreement, dated as of May 9, 2017, among Diebold Nixdorf, Incorporated, certain subsidiary borrowers party thereto, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent

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