Form 10-Q
period 2017-09-30
DIEBOLD NIXDORF, Inc
filed 2017-10-31
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding as of October 26, 2017 was 75,534,183.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Form 10-Q

Part I – Financial Information
Item 1: Financial Statements
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share and per share amounts)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$380.7	$652.7
Short-term investments	64.0	64.1
Trade receivables, less allowances for doubtful accounts of $70.6 and $50.4, respectively	911.9	835.9
Inventories	807.8	737.7
Prepaid expenses	64.5	60.7
Income taxes	132.0	85.2
Other current assets	215.4	183.3
Total current assets	2,576.3	2,619.6
Securities and other investments	92.5	94.7
Property, plant and equipment, net of accumulated depreciation and amortization of $428.1 and $477.0, respectively	367.7	387.0
Goodwill	1,105.9	998.3
Deferred income taxes	338.0	309.5
Finance lease receivables	16.4	25.2
Customer relationships, net	641.6	596.3
Other intangible assets, net	151.9	176.6
Other assets	71.1	63.1
Total assets	$5,361.4	$5,270.3
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities
Notes payable	$71.9	$106.9
Accounts payable	579.1	560.5
Deferred revenue	369.4	404.2
Payroll and other benefits liabilities	201.3	172.5
Other current liabilities	536.6	580.4
Total current liabilities	1,758.3	1,824.5
Long-term debt	1,834.5	1,691.4
Pensions, post-retirement and other benefits	281.5	297.2
Deferred income taxes	282.6	300.6
Other liabilities	107.1	87.7
Commitments and contingencies
Redeemable noncontrolling interests	485.7	44.1
Equity
Diebold Nixdorf, Incorporated shareholders' equity
Preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Common shares, $1.25 par value, 125,000,000 authorized shares, 90,481,613 and 89,924,378 issued shares, 75,527,998 and 75,144,784 outstanding shares, respectively	113.1	112.4
Additional capital	710.7	720.0
Retained earnings	514.9	662.7
Treasury shares, at cost (14,953,615 and 14,779,597 shares, respectively)	(567.2)	(562.4)
Accumulated other comprehensive loss	(199.3)	(341.3)
Total Diebold Nixdorf, Incorporated shareholders' equity	572.2	591.4
Noncontrolling interests	39.5	433.4
Total equity	611.7	1,024.8
Total liabilities, redeemable noncontrolling interests and equity	$5,361.4	$5,270.3
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales
Services and software	$725.7	$571.0	$2,097.2	$1,270.5
Systems	397.0	412.3	1,262.2	802.4
	1,122.7	983.3	3,359.4	2,072.9
Cost of sales
Services and software	553.7	400.0	1,595.6	867.7
Systems	328.0	385.7	1,042.5	713.7
	881.7	785.7	2,638.1	1,581.4
Gross profit	241.0	197.6	721.3	491.5
Selling and administrative expense	208.8	253.5	692.6	506.4
Research, development and engineering expense	34.2	31.3	114.4	67.4
Impairment of assets	—	—	3.1	—
(Gain) loss on sale of assets, net	5.6	(0.5)	(2.5)	(0.2)
	248.6	284.3	807.6	573.6
Operating profit (loss)	(7.6)	(86.7)	(86.3)	(82.1)
Other income (expense)
Interest income	4.3	5.3	15.8	16.5
Interest expense	(27.7)	(32.4)	(90.7)	(68.2)
Foreign exchange gain (loss), net	3.2	2.0	(4.5)	(1.6)
Miscellaneous, net	(1.5)	(4.2)	1.7	3.6
Income (loss) from continuing operations before taxes	(29.3)	(116.0)	(164.0)	(131.8)
Income tax (benefit) expense	(0.5)	(18.8)	(59.4)	(34.5)
Income (loss) from continuing operations, net of tax	(28.8)	(97.2)	(104.6)	(97.3)
Income (loss) from discontinued operations, net of tax	—	(4.6)	—	143.7
Net income (loss)	(28.8)	(101.8)	(104.6)	46.4
Net income attributable to noncontrolling interests	6.6	0.5	20.2	1.6
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(35.4)	$(102.3)	$(124.8)	$44.8

Basic weighted-average shares outstanding	75.5	70.9	75.4	67.0
Diluted weighted-average shares outstanding	75.5	70.9	75.4	67.6

Basic earnings (loss) per share
Loss from continuing operations, net of tax	$(0.47)	$(1.38)	$(1.66)	$(1.48)
Income (loss) from discontinued operations, net of tax	—	(0.06)	—	2.15
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(0.47)	$(1.44)	$(1.66)	$0.67

Diluted earnings (loss) per share
Loss from continuing operations, net of tax	$(0.47)	$(1.38)	$(1.66)	$(1.46)
Income (loss) from discontinued operations, net of tax	—	(0.06)	—	2.12
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(0.47)	$(1.44)	$(1.66)	$0.66

Amounts attributable to Diebold Nixdorf, Incorporated
Loss before discontinued operations, net of tax	$(35.4)	$(97.7)	$(124.8)	$(98.9)
Income (loss) from discontinued operations, net of tax	—	(4.6)	—	143.7
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(35.4)	$(102.3)	$(124.8)	$44.8

Common dividends declared and paid per share	$0.1000	$0.2875	$0.3000	$0.8625
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income (loss)	$(28.8)	$(101.8)	$(104.6)	$46.4
Other comprehensive income (loss), net of tax
Translation adjustment	15.8	(4.2)	145.0	49.6
Foreign currency hedges (net of tax of $1.2, $0.2, $(0.2) and $4.2, respectively)	(2.4)	(0.4)	1.0	(7.9)
Interest rate hedges
Net gain recognized in other comprehensive income (net of tax of $(0.1) and $(0.6), respectively)	0.3	—	1.8	—
Reclassification adjustment for amounts recognized in net income	—	—	(0.4)	(0.1)
	0.3	—	1.4	(0.1)
Pension and other post-retirement benefits
Net actuarial loss amortization (net of tax of $(0.5), $(0.3), $0.5 and $(1.3), respectively)	1.0	(0.1)	(2.0)	1.8
Other comprehensive income (loss), net of tax	14.7	(4.7)	145.4	43.4
Comprehensive income (loss)	(14.1)	(106.5)	40.8	89.8
Less: comprehensive income (loss) attributable to noncontrolling interests	8.4	0.5	23.7	1.1
Comprehensive income (loss) attributable to Diebold Nixdorf, Incorporated	$(22.5)	$(107.0)	$17.1	$88.7
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Nine Months Ended
	September 30,
	2017	2016
Cash flow from operating activities
Net income (loss)	$(104.6)	$46.4
Income (loss) from discontinued operations, net of tax	—	143.7
Income (loss) from continuing operations, net of tax	(104.6)	(97.3)
Adjustments to reconcile net income (loss) to cash flow used by operating activities:
Depreciation and amortization	185.4	74.3
Share-based compensation	23.1	14.2
Other	4.7	(9.5)
Changes in certain assets and liabilities, net of the effects of acquisitions
Trade receivables	(57.5)	(85.3)
Inventories	(48.8)	(18.9)
Income taxes	(46.8)	(90.3)
Accounts payable	10.0	14.2
Deferred revenue	(43.3)	(42.9)
Deferred income taxes	(36.3)	(58.5)
Restructuring payments	(57.8)	(11.7)
Certain other assets and liabilities	(63.4)	125.3
Net cash used by operating activities - continuing operations	(235.3)	(186.4)
Net cash used by operating activities - discontinued operations	—	(8.2)
Net cash used by operating activities	(235.3)	(194.6)
Cash flow from investing activities
Payment for acquisitions	(5.6)	(890.6)
Proceeds from maturities of investments	249.5	164.1
Proceeds from sale of foreign currency option contracts, net	—	16.2
Payments for purchases of investments	(260.7)	(155.6)
Proceeds from sale of assets	14.6	28.7
Capital expenditures	(41.7)	(23.9)
Restricted cash	(7.9)	—
Increase in certain other assets	(26.9)	(17.9)
Net cash used by investing activities - continuing operations	(78.7)	(879.0)
Net cash provided by investing activities - discontinued operations	—	361.9
Net cash used by investing activities	(78.7)	(517.1)
Cash flow from financing activities
Dividends paid	(22.9)	(57.0)
Debt issuance costs	(1.1)	(39.2)
Revolving credit facility borrowings (repayments), net	120.0	(168.0)
Other debt borrowings	381.0	1,825.7
Other debt repayments	(433.5)	(419.2)
Distributions and payments to noncontrolling interest holders	(16.3)	(2.1)
Issuance of common shares	0.3	0.3
Repurchase of common shares	(4.8)	(2.1)
Net cash provided by financing activities	22.7	1,138.4
Effect of exchange rate changes on cash and cash equivalents	19.3	9.4
(Decrease) increase in cash and cash equivalents	(272.0)	436.1
Add: Cash overdraft included in assets held for sale at beginning of period	—	(1.5)
Cash and cash equivalents at the beginning of the period	652.7	313.6
Cash and cash equivalents at the end of the period	$380.7	$748.2
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2017
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

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s annual report on Form 10-K for the year ended December 31, 2016. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may involve risks and uncertainties that could significantly impact expected future results. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of results to be expected for the full year.

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

Recently Adopted Accounting Guidance

The Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-09, Compensation, - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, at the beginning of 2017 and accordingly, retrospectively reclassified $0.3 of excess tax benefits from share-based compensation from financing activities to operating activities included in the condensed consolidated statements of cash flows for the nine months ended September 30, 2016.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. This ASU requires the recognition of the income tax effects of intercompany sales and transfers of assets, other than inventory, in the period in which the transfer occurs rather than deferring recognition until the asset is sold to an external party. For the Company, ASU 2016-16 is effective for annual periods beginning after December 15, 2017 and requires application of a modified retrospective approach with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. The Company early adopted the standard in 2017. The adoption of ASU 2016-16 did not have a material impact on the financial statements of the Company.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2017
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

The standard, along with its amendments, are effective for the Company on January 1, 2018. Early application was permitted on the original adoption date of January 1, 2017. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. The Company has chosen to adopt the modified retrospective transition method as its recent acquisitions would impact the comparability under the retrospective model.

In 2015, the Company established a cross-functional steering committee and project implementation team to assess the impact of the standard on the Company's legacy revenue from contracts with customers. We utilized a bottom-up approach to assess and document the impact of the standard on the Company's contract portfolio by reviewing its current accounting policies and practices against application of the requirements of the new standard to identify potential differences. A broad-scope contract analysis was carried out to substantiate the results of the assessment and a business process, systems and controls review was performed to identify necessary changes to support recognition and disclosure under the new standard.

The implementation team reported the findings and progress of the project to management and the Audit Committee of the Company's board of directors on a frequent basis over the last year. In late 2016, the impact assessment was expanded to include Diebold Nixdorf AG revenue from contracts with customers. The Company's current assessment indicates no material impact related to the adoption of ASU 2014-06. The Company continues to evaluate all contracts, particularly on stand alone pricing methodology and variable consideration, which it believes are the gaps that provide the highest impact. The Company will continue its evaluation and assessment on the impact on the financial statements and related disclosures.

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

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09). The FASB issued the update to provide clarity and reduce the cost and complexity when applying the guidance in Topic 718. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 will be effective for public companies for fiscal years beginning after December 15, 2017, including interim periods. Early adoption is permitted. The adoption of ASU 2017-09 is not expected to have a material impact on the financial statements of the Company.

In May 2017, the FASB issued ASU 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services (ASU 2017-10). The FASB issued the update to eliminate uncertainty regarding how an operating entity determines the customer of the operation services for transactions within the scope of Topic 853. The amendments in this update clarify that the grantor is the customer of the operation services in all cases for service concession arrangements within the scope of Topic 853. ASU 2017-10 will be effective for public companies for fiscal years beginning after December 15, 2017, including interim periods. Early adoption is permitted. The adoption of ASU 2017-10 is not expected to have a material impact on the financial statements of the Company.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The update to the standard is effective for the Company on June 1, 2019, with early adoption permitted in any interim period. The Company is currently evaluating the effect the guidance will have on its financial statements and related disclosures.

Note 2: Acquisitions

During 2017, the Company acquired all the capital stock of Moxx Group B.V. (Moxx) and certain assets and liabilities of Visio Objekt GmbH (Visio) for $5.6 in the aggregate, net of cash acquired, which are included in the Services LOB. During the third quarter of 2017, the Company acquired Moxx, which is a Netherlands based managed services company that provides managed mobility solutions for enterprises that use a large number of mobile assets in their business operations. In the second quarter of 2017, the Company acquired Visio, which is a design company based in Germany.

On August 15, 2016, the Company acquired, through Diebold Holding Germany Inc. & Co. KGaA (Diebold KGaA), a German partnership limited by shares and a wholly owned subsidiary of the Company, 22.9 Diebold Nixdorf AG ordinary shares representing 69.2 percent of total number of Diebold Nixdorf AG ordinary shares inclusive of treasury shares (76.7 percent of all Diebold Nixdorf AG ordinary shares outstanding) in exchange for an aggregate purchase price consideration of $1,265.7, which included the issuance of 9.9 common shares of the Company. The Company financed the cash portion of the Acquisition as well as the repayment of Diebold Nixdorf AG debt outstanding with funds available under the Company’s Credit Agreement (as defined in note 13) and proceeds from the issuance and sale of the $400.0 aggregate principal amount of 8.50 percent senior notes due 2024 (2024 Senior Notes).

The information included herein has been prepared based on the allocation of the purchase price using estimates of the fair value and useful lives of assets acquired and liabilities assumed which were determined with the assistance of independent valuations using discounted cash flow and comparative market multiple approaches, quoted market prices and estimates made by management.

The aggregate consideration, excluding $110.7 of cash acquired, for the Acquisition was $1,265.7, which consisted of the following:

Cash paid	$995.3
Less: cash acquired	(110.7)
Payments for acquisition, net of cash acquired	884.6
Common shares issued to Diebold Nixdorf AG shareholders	279.7
Other consideration	(9.3)
Total consideration, net of cash acquired	$1,155.0

Other consideration of $(9.3) represents the pre-existing net trade balances the Company owed to Diebold Nixdorf AG, which were deemed settled as of the acquisition date.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table summarizes the final amounts of the fair value recognized for the assets acquired and liabilities assumed as of the acquisition date along with the measurement period adjustments based on the allocation of the total consideration, net of cash acquired:

	Amounts recognized as of:
	Preliminary		Final
	December 31, 2016	Measurement Period	September 30, 2017
Trade receivables	$474.1	$(4.5)	$469.6
Inventories	487.2	10.9	498.1
Prepaid expenses	39.3	(0.3)	39.0
Current assets held for sale	106.6	—	106.6
Other current assets	79.9	(0.3)	79.6
Property, plant and equipment	247.1	(10.5)	236.6
Intangible assets	802.1	29.0	831.1
Deferred income taxes	109.7	5.8	115.5
Other assets	27.0	—	27.0
Total assets acquired	2,373.0	30.1	2,403.1

Notes payable	159.8	—	159.8
Accounts payable	321.5	—	321.5
Deferred revenue	158.0	19.6	177.6
Payroll and other benefits liabilities	191.6	(7.3)	184.3
Current liabilities held for sale	56.6	—	56.6
Other current liabilities	196.3	5.9	202.2
Pensions and other benefits	103.2	—	103.2
Other noncurrent liabilities	458.9	9.0	467.9
Total liabilities assumed	1,645.9	27.2	1,673.1

Redeemable noncontrolling interest	(46.8)	—	(46.8)
Fair value of noncontrolling interest	(407.9)	—	(407.9)
Total identifiable net assets acquired, including noncontrolling interest	272.4	2.9	275.3
Total consideration, net of cash acquired	1,155.0	—	1,155.0
Goodwill	$882.6	$(2.9)	$879.7

During the third quarter of 2017, the Company finalized the acquisition accounting for Diebold Nixdorf AG. The measurement period adjustments outlined above primarily related to changes in the fair value measurement of certain assets and liabilities. The trade receivables measurement period adjustment related to a reduction of $4.5 to certain customer accounts offset by certain deferred revenue adjustments primarily in the United Kingdom (U.K.). The inventories measurement period adjustment of $10.9 related to updated fair value measurement adjustments of certain inventory items along with certain deferred revenue adjustments, which resulted in an unfavorable impact of $2.8 and $1.9 to cost of sales-systems for the three and nine months ended September 30, 2017, respectively. The measurement period adjustments for prepaid expenses and other current assets relate to certain advances to suppliers and other miscellaneous receivables, respectively. The measurement period adjustment for property, plant and equipment of $10.5 related to the final fair value measurement of an acquired building which resulted in an unfavorable impact of $4.9 to cost of sales-systems and a favorable impact of $0.2 to selling and administrative expense related finalization of depreciation expense for the three and nine months ended September 30, 2017. The measurement period adjustment to intangible assets for $29.0 related to a change in the underlying valuation assumptions used in the fair value measurement of acquired customer relationships which resulted in an unfavorable impact of $0.2 and $0.8 in selling and administrative expense for the three and nine

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

months ended September 30, 2017, respectively. The deferred income tax measurement period adjustment of $5.8 related to the tax effects of adjustments. The deferred revenue measurement period adjustment of $19.6 primarily related to an adjustment to the inputs used in the fair value measurement primarily in the U.K. along with certain onerous contracts, which resulted in an unfavorable impact of $4.4 and $3.9 for the three and nine months ended September 30, 2017, respectively, which split near evenly between net sales-service and software and net sales-systems. The payroll and other benefits liabilities measurement period adjustment of $7.3 primarily related to the reduction of $8.2 related to the Delta Program restructuring accrual offset by certain bonus compensation accruals. The other current liabilities measurement period adjustment of $5.9 related primarily to certain onerous contracts and accrued taxes. The other noncurrent liabilities measurement period adjustment of $9.0 primarily relates to deferred income tax liabilities calculated in connection with the measurement period adjustments along with certain onerous contracts.

Included in the purchase price allocation are acquired identifiable intangibles of $831.1 the fair value of which was primarily determined by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance.

The Company recorded acquired intangible assets in the following table as of the acquisition date:

	Classification on condensed consolidated statements of operations	Weighted-average useful lives	August 15, 2016
Trade name	Selling and administrative expense	3.0 years	$30.1
Technologies	Cost of sales	4.0 years	107.2
Customer relationships	Selling and administrative expense	9.5 years	687.5
Other	various	various	6.3
Intangible assets			$831.1

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

Goodwill is calculated as the excess of the purchase price over the estimated fair values of the assets acquired and the liabilities assumed from the Acquisition, and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The Company has allocated goodwill to its Services, Software and Systems reportable operating segments (refer to note 12).

Net sales, income (loss) from continuing operations before taxes and income (loss) attributable to Diebold Nixdorf, Incorporated from the Acquisition included in the Company’s results for the quarter ended September 30, 2017, are as follows:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Net sales	$587.2	$1,846.6
Income (loss) from continuing operations before taxes	$17.9	$(20.5)
Income (loss) attributable to Diebold Nixdorf, Incorporated	$(2.5)	$(41.5)

The Acquisition's income (loss) from continuing operations before taxes subsequent to the acquisition date includes purchase accounting pretax charges related to deferred revenue of $9.7 and $30.4, amortization of acquired intangibles of $30.2 and $98.0, and $4.7 and $1.5 depreciation expense as a result of the change in fair value and useful lives for the three and nine months ended September 30, 2017, respectively. The measurement period adjustment include an inventory valuation adjustment of $2.8 and $1.9 for the three and nine months ended September 30. 2017, respectively.

The Company incurred deal-related costs in connection with the Acquisition, of $28.1 and $53.3, which are included in selling, general and administrative expenses for the three and nine months ended September 30, 2016, respectively. No Acquisition-related deal costs have been incurred in 2017.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2017
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

The pro forma information in the table below for the three and nine months ended September 30, 2016 includes unaudited pro forma information that represents the consolidated results of the Company as if the Acquisition occurred as of January 1, 2015:

	Three Months Ended	Nine Months Ended
	September 30	September 30
	2016	2016
Net sales	$1,292.4	$3,750.3
Gross profit	$294.9	$913.5
Operating profit	$15.8	$95.3
Net income (loss) attributable to Diebold Nixdorf, Incorporated (1)	$(60.9)	$91.3
Net income (loss) attributable to Diebold Nixdorf, Incorporated per share - basic(1)	$(0.81)	$1.22
Net income (loss) attributable to Diebold Nixdorf, Incorporated per share - diluted(1)	$(0.80)	$1.21
Basic weighted-average shares outstanding	75.1	75.1
Diluted weighted-average shares outstanding	75.7	75.7
(1) Net income (loss) for the three and nine months ended September 30, 2016 includes income from discontinued operations, net of tax of $(4.6) and $143.7, respectively.

The unaudited pro forma information has been adjusted with respect to certain aspects of the Acquisition to reflect the following:

•
Additional depreciation and amortization expenses that would have been recognized assuming fair value adjustments to the existing Diebold Nixdorf AG assets acquired and liabilities assumed, including intangible assets, fixed assets and expense associated with the valuation of inventory acquired.

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

Note 3: Redeemable Noncontrolling Interests

Changes in redeemable noncontrolling interests were as follows:

Redeemable Noncontrolling Interests
Balance at December 31, 2016	$44.1
Other comprehensive income	25.6
Redemption value adjustment	32.0
Redemption of shares	(2.7)
Reclassification of noncontrolling interest	386.7
Balance at September 30, 2017	$485.7

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2017
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

Pursuant to the DPLTA, subject to certain limitations pursuant to applicable law, (i) Diebold KGaA has the ability to issue binding instructions to the management board of Diebold Nixdorf AG, (ii) Diebold Nixdorf AG will transfer all of its annual profits to Diebold KGaA, and (iii) Diebold KGaA will generally absorb all annual losses incurred by Diebold Nixdorf AG. In addition, the DPLTA offers the Diebold Nixdorf AG minority shareholders, at their election, (i) the ability to put their Diebold Nixdorf AG ordinary shares to Diebold KGaA in exchange for cash compensation of €55.02 per Diebold Nixdorf AG ordinary share or (ii) to remain Diebold Nixdorf AG minority shareholders and receive a recurring compensation in cash of €3.13 (€2.82 net under the current taxation regime) per Diebold Nixdorf AG ordinary share for each full fiscal year of Diebold Nixdorf AG. The redemption value adjustment includes the updated cash compensation pursuant to the DPLTA. During 2017, the Company paid $2.7 in cash compensation to redeem Diebold Nixdorf AG ordinary shares in connection with the DPLTA. The ultimate timing and amount of any future cash payments related to the DPLTA are uncertain.

In connection with the Acquisition, the Company assumed pre-existing noncontrolling interests with certain redemption features, such as put rights that are not within the control of the issuer, which are considered redeemable noncontrolling interests. The redeemable noncontrolling interests were recorded at fair value as of the Acquisition date by applying the income approach using unobservable inputs for projected cash flows and a discount rate, which are considered Level 3 inputs. The Company adjusts the redeemable noncontrolling interest to redemption value (which approximates fair value) at each balance sheet date with changes recognized as an adjustment to additional paid-in capital. In the event the historical cost of the redeemable noncontrolling interest, which represents initial cost, adjusted for contributions, distributions and the allocation of profits or losses, is in excess of estimated fair value, the Company records the redeemable noncontrolling interest at historical cost. The ultimate amount and timing of any future cash payments related to the put rights are uncertain.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 4: Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per share includes the dilutive effect of potential common shares outstanding. Under the two-class method of computing earnings (loss) per share, non-vested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities. The Company’s participating securities include restricted stock units (RSUs), deferred shares, and shares that were vested, but deferred by the employee. The Company calculated basic and diluted earnings (loss) per share under both the treasury stock method and the two-class method. For the three and nine months ended September 30, 2017 and 2016, there was no impact in the per share amounts calculated under the two methods. Accordingly, the treasury stock method is disclosed.

The following represents amounts used in computing earnings (loss) per share and the effect on the weighted-average number of shares of dilutive potential common shares:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator
Income (loss) used in basic and diluted earnings (loss) per share
Income (loss) from continuing operations, net of tax	$(28.8)	$(97.2)	$(104.6)	$(97.3)
Net income attributable to noncontrolling interests	6.6	0.5	20.2	1.6
Loss before discontinued operations, net of tax	(35.4)	(97.7)	(124.8)	(98.9)
Income (loss) from discontinued operations, net of tax	—	(4.6)	—	143.7
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(35.4)	$(102.3)	$(124.8)	$44.8
Denominator
Weighted-average number of common shares used in basic earnings (loss) per share	75.5	70.9	75.4	67.0
Effect of dilutive shares (1)	—	—	—	0.6
Weighted-average number of shares used in diluted earnings (loss) per share	75.5	70.9	75.4	67.6
Basic earnings (loss) per share
Loss from continuing operations, net of tax	$(0.47)	$(1.38)	$(1.66)	$(1.48)
Income (loss) from discontinued operations, net of tax	—	(0.06)	—	2.15
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(0.47)	$(1.44)	$(1.66)	$0.67
Diluted earnings (loss) per share
Loss from continuing operations, net of tax	$(0.47)	$(1.38)	$(1.66)	$(1.46)
Income (loss) from discontinued operations, net of tax	—	(0.06)	—	2.12
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(0.47)	$(1.44)	$(1.66)	$0.66

Anti-dilutive shares
Anti-dilutive shares not used in calculating diluted weighted-average shares	2.8	2.1	2.6	2.2

(1)
Incremental shares of 0.8 and 0.6 shares for the three months ended September 30, 2017 and 2016, respectively, and 0.7 shares for the nine months ended September 30, 2017, were excluded from the computation of diluted earnings (loss) per share because their effect is anti-dilutive due to the net loss attributable to Diebold Nixdorf, Incorporated.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 5: Equity

The following table presents changes in shareholders' equity attributable to Diebold Nixdorf, Incorporated and the noncontrolling interests:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Diebold Nixdorf, Incorporated shareholders' equity
Balance at beginning of period	$587.2	$578.3	$591.4	$412.4
Comprehensive income (loss) attributable to Diebold Nixdorf, Incorporated	(22.5)	(107.0)	17.1	88.7
Common shares	—	12.4	0.7	12.8
Additional capital (1)	15.4	271.6	(9.3)	281.4
Treasury shares	(0.3)	(0.1)	(4.8)	(2.1)
Dividends paid	(7.6)	(19.0)	(22.9)	(57.0)
Balance at end of period	$572.2	$736.2	$572.2	$736.2

Noncontrolling interests
Balance at beginning of period	$37.5	$23.7	$433.4	$23.1
Comprehensive income attributable to noncontrolling interests, net	8.4	386.9	23.7	387.5
Reclassification to redeemable noncontrolling interest	—	—	(386.7)	—
Reclassification of guaranteed dividend to accrued liabilities	(6.4)	—	(18.1)	—
Distributions to noncontrolling interest holders	—	—	(12.8)	—
Balance at end of period	$39.5	$410.6	$39.5	$410.6

(1)	The decrease for the nine months ended September 30, 2017 is primarily attributable to the redemption value adjustment to the redeemable noncontrolling interest.

Note 6: Accumulated Other Comprehensive Income (Loss) (AOCI)

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the three months ended September 30, 2017:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2017	$(123.7)	$(2.3)	$5.7	$(92.3)	$0.3	$(212.3)
Other comprehensive income (loss) before reclassifications (1)	14.1	(2.4)	0.3	—	—	12.0
Amounts reclassified from AOCI	—	—	—	1.0	—	1.0
Net current-period other comprehensive income (loss)	14.1	(2.4)	0.3	1.0	—	13.0
Balance at September 30, 2017	$(109.6)	$(4.7)	$6.0	$(91.3)	$0.3	$(199.3)
(1)Other comprehensive income (loss) before reclassifications within the translation component excludes $1.7 of translation attributable to noncontrolling interests.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2017
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
(1)Other comprehensive income (loss) before reclassifications within the translation component excludes $0.1 of translation attributable to noncontrolling interests.

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the nine months ended September 30, 2017:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2017	$(251.2)	$(5.7)	$4.6	$(89.3)	$0.3	$(341.3)
Other comprehensive income (loss) before reclassifications (1)	141.6	1.0	1.8	—	—	144.4
Amounts reclassified from AOCI	—	—	(0.4)	(2.0)	—	(2.4)
Net current-period other comprehensive income (loss)	141.6	1.0	1.4	(2.0)	—	142.0
Balance at September 30, 2017	$(109.6)	$(4.7)	$6.0	$(91.3)	$0.3	$(199.3)
(1)Other comprehensive income (loss) before reclassifications within the translation component excludes $3.4 of translation attributable to noncontrolling interests.

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
FORM 10-Q as of September 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table summarizes the details about amounts reclassified from AOCI:

	Three Months Ended		Nine Months Ended		Affected Line Item in the Statement of Operations
	2017	2016	2017	2016
Interest rate hedges	$—	$—	$(0.4)	$(0.1)	Interest expense
Pension and post-retirement benefits:
Net actuarial loss amortization (net of tax of $(0.5), $(0.3), $0.5 and $(1.3), respectively)	1.0	(0.1)	(2.0)	1.8	(1)
Total reclassifications for the period	$1.0	$(0.1)	$(2.4)	$1.7

(1)	Pension and other post-retirement benefits AOCI components are included in the computation of net periodic benefit cost (refer to note 14).

Note 7: Share-Based Compensation

The Company’s share-based compensation payments to employees are recognized based on their grant-date fair values during the period in which the employee is required to provide services in exchange for the award. Share-based compensation is primarily recognized as a component of selling and administrative expense. Total share-based compensation expense was $8.1 and $4.1 for the three months ended September 30, 2017 and 2016, respectively, and was $23.1 and $14.2 for the nine months ended September 30, 2017 and 2016, respectively.

Options outstanding and exercisable as of September 30, 2017 under the Company’s 1991 Equity and Performance Incentive Plan (as Amended and Restated as of February 12, 2014) (the 1991 Plan) and changes during the nine months ended September 30, 2017 were as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
		(per share)	(in years)
Outstanding at January 1, 2017	1.7	$31.98
Expired or forfeited	(0.2)	$39.41
Granted	0.8	$26.57
Outstanding at September 30, 2017	2.3	$29.68	8	$—
Options exercisable September 30, 2017	1.1	$32.15	6	$—
Options vested and expected to vest September 30, 2017	2.2	$29.80	8	$—

(1)
The aggregate intrinsic value (the difference between the closing price of the Company’s common shares on the last trading day of the third quarter of 2017 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders exercised their options on September 30, 2017. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common shares.

(2)	The options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding non-vested options.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table summarizes information on non-vested RSUs and performance shares relating to employees and non-employee directors for the nine months ended September 30, 2017:

	Number of Shares	Weighted-Average Grant-Date Fair Value

RSUs:
Non-vested at January 1, 2017	1.2	$29.50
Forfeited	(0.1)	$28.87
Vested	(0.5)	$30.77
Granted	0.7	$26.82
Non-vested at September 30, 2017	1.3	$27.73
Performance Shares:
Non-vested at January 1, 2017	1.2	$31.77
Forfeited	(0.3)	$37.40
Vested	(0.2)	$23.64
Granted	1.8	$31.32
Non-vested at September 30, 2017	2.5	$31.38

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

As of September 30, 2017, there were 0.1 non-employee director deferred shares vested and outstanding.

On April 26, 2017, the Company's shareholders approved the Company's 2017 Equity and Performance Incentive Plan (the 2017 Plan), which provides for approximately 4.9 of common shares available for grant. The 2017 Plan is expected to attract and retain directors, officers and employees of the Company by providing incentives and rewards for performance.

Note 8: Income Taxes

The effective tax rate on the loss from continuing operations was 1.7 percent for the three months ended September 30, 2017 and 36.2 percent for the nine months ended September 30, 2017. The tax rate for the three months ended September 30, 2017 reflects an unfavorable adjustment relating to year-to-date changes in the Company's valuation allowance as well as higher than anticipated losses incurred in jurisdictions with a full valuation allowance throughout the period. During the three and nine months ended September 30, 2017, the overall reduction in the tax benefit was offset by the repatriation of foreign earnings and the associated recognition of foreign tax credits as well as favorable discrete items associated with the release of uncertain tax positions due to the expiration of the statute of limitations and reductions in the Company's deferred tax liability relating to undistributed foreign subsidiary earnings.

The effective tax rate on loss from continuing operations was 16.2 percent for the three months ended September 30, 2016 and 26.2 percent for the nine months ended September 30, 2016. The tax rate benefit on the loss for the three months and nine months ended September 30, 2016 was negatively impacted due to the recognition of unfavorable discrete items and expenses relating to the Acquisition.  The tax rate benefit on the loss for the nine months ended September 30, 2016 was also impacted by the favorable release of an uncertain tax position due to the expiration of the statute of limitations. The rates for both periods were negatively impacted by an increase in the deferred tax liability associated with the Company’s undistributed foreign subsidiary earnings.  The non-taxable foreign currency hedges related to the Acquisition generated a loss for the three months ended September 30, 2016 and a net gain for the nine months ended September 30, 2016, resulting in a decrease in the tax benefit for the three months ended September 30, 2016 and an increase in the tax benefit for the nine months ended September 30, 2016.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 9: Investments

The Company’s investments, primarily in Brazil, consist of certificates of deposit that are classified as available-for-sale and stated at fair value based upon quoted market prices. Unrealized gains and losses are recorded in AOCI. Realized gains and losses are recognized in investment income and are determined using the specific identification method. There were no realized gains from the sale of securities and proceeds from the sale of available-for-sale securities for the three and nine months ended September 30, 2017 and 2016.

The Company’s investments subject to fair value measurement consist of the following:

	Cost Basis	Unrealized Gain	Fair Value
As of September 30, 2017
Short-term investments
Certificates of deposit	$64.0	$—	$64.0
Long-term investments
Assets held in a rabbi trust	$7.7	$1.4	$9.1

As of December 31, 2016
Short-term investments
Certificates of deposit	$64.1	$—	$64.1
Long-term investments
Assets held in a rabbi trust	$7.9	$0.6	$8.5

The Company has certain strategic alliances that are not consolidated. The Company tests these strategic alliances annually, individually and in aggregate, to determine materiality. The Company owns 40.0 percent of Inspur (Suzhou) Financial Technology Service Co. Ltd. (Inspur JV) and 43.6 percent of Aisino-Wincor Retail & Banking Systems (Shanghai) Co., Ltd. (Aisino JV). The Company engages in transactions in the ordinary course of business. The Company's strategic alliances are not significant subsidiaries and are accounted for under the equity method of investments. In May 2017, the Company announced a strategic partnership with Kony Inc. (Kony), which is located in Texas, a leading enterprise mobility and application company, to offer white label mobile application solutions for financial institutions and retailers. The Company acquired a minority equity stake in Kony, which is accounted for using the cost method of accounting.

Securities and other investments also includes a cash surrender value of insurance contracts of $77.4 and $77.8 as of September 30, 2017 and December 31, 2016, respectively. In addition, securities and other investments includes interest rate swap assets carrying value of $6.0 and $8.4 as of September 30, 2017 and December 31, 2016, respectively, which also represents fair value (refer to note 18).

Note 10: Allowance for Credit Losses

The following table summarizes the Company’s allowance for credit losses for the nine months ended September 30, 2017 and 2016:

	Finance Leases	Notes Receivable	Total
Allowance for credit losses
Balance at January 1, 2017	$0.3	$4.1	$4.4
Write-offs	(0.1)	—	(0.1)
Balance at September 30, 2017	$0.2	$4.1	$4.3

Balance at January 1, 2016	$0.5	$4.1	$4.6
Provision for credit losses	(0.1)	—	(0.1)
Write-offs	(0.1)	—	(0.1)
Balance at September 30, 2016	$0.3	$4.1	$4.4

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

There were no significant changes in provision for credit losses, recoveries and write-offs during the nine months ended September 30, 2017 and 2016. As of September 30, 2017, finance leases and notes receivable individually evaluated for impairment were $32.4 and $21.0, respectively, of which $23.4 and $13.3, respectively, relates to the Acquisition, with no provision recorded. As of September 30, 2016, finance leases and notes receivable individually evaluated for impairment were $78.7 and $20.7, respectively, of which $24.3 and $12.2, respectively, relates to the Acquisition. As of September 30, 2017 and December 31, 2016, the Company’s finance lease receivables in Brazil were $1.5 and $26.1, respectively. The decrease is related primarily to recurring customer payments for financing arrangements.

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

As of September 30, 2017 and December 31, 2016, the recorded investment in past due financing receivables on nonaccrual status was $0.6 and $0.4, respectively, and there were no recorded investments in finance receivables past due 90 days or more and still accruing interest. The recorded investment in impaired notes receivable was $4.0 as of September 30, 2017 and December 31, 2016 and was fully reserved.

The following table summarizes the Company’s aging of past-due notes receivable balances:

	September 30, 2017	December 31, 2016
30-59 days past due	$—	$0.1
60-89 days past due	—	—
> 89 days past due (1)	4.0	3.9
Total past due	$4.0	$4.0

(1)	Past due notes receivable balances greater than 89 days are fully reserved.

Note 11: Inventories

Major classes of inventories are summarized as follows:

	September 30, 2017	December 31, 2016
Finished goods	$357.0	$330.5
Service parts	267.8	235.2
Raw materials and work in process	183.0	172.0
Total inventories	$807.8	$737.7

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 12: Goodwill and Other Assets

The Company’s three reportable operating segments are Services, Software and Systems. The Company has allocated goodwill to its Services, Software and Systems reportable operating segments. The changes in carrying amounts of goodwill within the Company's segments are summarized as follows:

	Services	Software	Systems	Total
Goodwill	$452.2	$—	$—	$452.2
Accumulated impairment losses	(290.7)	—	—	(290.7)
Balance at January 1, 2016	$161.5	$—	$—	$161.5
Goodwill acquired	459.1	238.7	184.8	882.6
Goodwill adjustment	(0.5)	—	—	(0.5)
Currency translation adjustment	(20.8)	(13.8)	(10.7)	(45.3)
Goodwill	$890.0	$224.9	$174.1	$1,289.0
Accumulated impairment losses	(290.7)	—	—	(290.7)
Balance at December 31, 2016	$599.3	$224.9	$174.1	$998.3
Goodwill acquired	5.6	—	—	5.6
Goodwill adjustment	(1.1)	(1.0)	(0.8)	(2.9)
Currency translation adjustment	56.9	27.1	20.9	104.9
Goodwill	$951.4	$251.0	$194.2	$1,396.6
Accumulated impairment losses	(290.7)	—	—	(290.7)
Balance at September 30, 2017	$660.7	$251.0	$194.2	$1,105.9

In August 2016, the Company acquired Diebold Nixdorf AG. During the first quarter of 2017, in connection with the business combination agreement related to the Acquisition, the Company realigned its reportable operating segment to its lines of business to drive greater efficiency and further improve customer service.

The $5.6 acquired goodwill from Moxx and Visio primarily relates to anticipated synergies achieved through increased scale and higher utilization of the service organization.

The acquired Diebold Nixdorf AG goodwill is primarily the result of anticipated synergies achieved through increased scale, a streamlined portfolio of products and solutions, higher utilization of the service organization, workforce rationalization in overlapping regions and shared back office resources. The Company also expects, after completion of the business combination and related integration, to generate strong free cash flow, which would be used to make investments in innovative software and solutions and reduce debt. The Company has allocated goodwill to its Services, Software and Systems reportable operating segments. The goodwill associated with the Acquisition is not deductible for income tax purposes.

In connection with the recasting from geographical regions to lines of business reportable operating segments, the Company has identified nine reporting units, which are summarized below.

Services	Software	Systems
EMEA	EMEA	EMEA
Americas	Americas	Americas
AP	AP	AP

There have been no impairment indicators identified during the nine months ended September 30, 2017.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following summarizes information on intangible assets by major category:

	September 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internally-developed software	$184.0	$(86.9)	$97.1	$151.0	$(53.2)	$97.8
Development costs non-software	53.9	(30.8)	23.1	48.4	(9.7)	38.7
Customer relationships	727.7	(86.1)	641.6	621.7	(25.4)	596.3
Other intangibles	87.7	(56.0)	31.7	85.3	(45.2)	40.1
Total	$1,053.3	$(259.8)	$793.5	$906.4	$(133.5)	$772.9

Amortization expense on capitalized software of $8.6 and $6.7 was included in service and software cost of sales for the three months ended September 30, 2017 and 2016, respectively, and $27.9 and $12.5 for the nine months ended September 30, 2017 and 2016, respectively. The Company's total amortization expense, including deferred financing costs, was $42.7 and $24.8 for the three months ended September 30, 2017 and 2016, respectively, and $121.6 and $34.2 for the nine months ended September 30, 2017 and 2016, respectively. The year-over-year increase in amortization expense was primarily related to the identifiable intangibles related to the Acquisition.

Note 13: Debt

Outstanding debt balances were as follows:

	September 30, 2017	December 31, 2016
Notes payable
Uncommitted lines of credit	$24.2	$9.4
Term Loan A Facility	21.6	17.3
Delayed Draw Term Loan A Facility	15.6	—
Term Loan B Facility - USD	4.8	10.0
Term Loan B Facility - Euro	4.9	3.7
European Investment Bank	—	63.1
Other	0.8	3.4
	$71.9	$106.9
Long-term debt
Revolving Facility	$120.0	$—
Term Loan A Facility	184.0	201.3
Delayed Draw Term Loan A Facility	231.3	—
Term Loan B Facility - USD	467.9	787.5
Term Loan B Facility - Euro	482.9	363.5
2024 Senior Notes	400.0	400.0
Other	1.2	0.8
	1,887.3	1,753.1
Long-term deferred financing fees	(52.8)	(61.7)
	$1,834.5	$1,691.4

As of September 30, 2017, the Company had various international short-term uncommitted lines of credit with borrowing limits of $191.4, in the aggregate. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of September 30, 2017 and December 31, 2016 was 9.10 percent and 9.87 percent, respectively, and primarily relate to short-term uncommitted lines of credit in India. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at September 30, 2017 was $167.2, in the aggregate.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The cash flows related to debt borrowings and repayments were as follows:

	Nine Months Ended
	September 30,
	2017	2016
Revolving credit facility borrowings (repayments), net	$120.0	$(168.0)

Other debt borrowings
Proceeds from Delayed Draw Term Loan A Facility under the Credit Agreement	$250.0	$—
Proceeds from Term Loan B Facility - USD under the Credit Agreement	—	990.0
Proceeds from Term Loan B Facility - Euro under the Credit Agreement	73.3	398.1
Proceeds from 2024 Senior Notes	—	393.0
International short-term uncommitted lines of credit borrowings	57.7	44.6
	$381.0	$1,825.7

Other debt repayments
Payments on 2006 Senior Notes	$—	$(225.0)
Payments on Term Loan A Facility under the Credit Agreement	(12.9)	(8.6)
Payments on Delayed Draw Term Loan A Facility under the Credit Agreement	(3.1)	—
Payments on Term Loan B Facility - USD under the Credit Agreement	(324.9)	—
Payments on Term Loan B Facility - Euro under the Credit Agreement	(3.4)	—
Payments on European Investment Bank	(63.1)	—
International short-term uncommitted lines of credit and other repayments	(26.1)	(185.6)
	$(433.5)	$(419.2)

The Company entered into a revolving and term loan credit agreement (the Credit Agreement), dated as of November 23, 2015, among the Company and certain of the Company's subsidiaries, as borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders named therein. The Credit Agreement included, among other things, mechanics for the Company’s existing revolving and term loan A facilities to be refinanced under the Credit Agreement. On December 23, 2015, the Company entered into a Replacement Facilities Effective Date Amendment, which amended the Credit Agreement, among the Company, certain of the Company’s subsidiaries, the lenders identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to which the Company refinanced its $520.0 revolving and $230.0 term loan A senior unsecured credit facilities (which have been terminated and repaid in full) with, respectively, a new unsecured revolving facility (the Revolving Facility) in an amount of up to $520.0 and a new (non-delayed draw) unsecured term loan A facility (the Term Loan A Facility) on substantially the same terms as the Delayed Draw Term Loan A Facility (as defined in the Credit Agreement) in the amount of up to $230.0. On December 23, 2020, the Term Loan A Facility will mature and the Revolving Facility will automatically terminate. The weighted-average interest rate on outstanding Revolving Facility borrowings as of September 30, 2017 and December 31, 2016 was 3.25 percent and 2.56 percent, respectively, which is variable based on the London Interbank Offered Rate (LIBOR). The amount available under the Revolving Facility as of September 30, 2017 was $400.0.

On April 19, 2016, the Company issued the $400.0 aggregate principal amount of 2024 Senior Notes in an offering exempt from the registration requirements of the Securities Act of 1933 (the Securities Act) in connection with the Acquisition. The 2024 Senior Notes are and will be guaranteed by certain of the Company’s existing and future domestic subsidiaries.

On May 9, 2017, the Company entered into an incremental amendment to its Credit Agreement (the Incremental Agreement) which reduced the initial term loan B facility (the Term Loan B Facility) of a $1,000.0 U.S. dollar-denominated tranche to $475.0. The reduction was funded using the $250.0 proceeds drawn from the Delayed Draw Term Loan A Facility, a replacement of $70.0 with Term Loan B Facility - Euro and previous principal payments.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2017
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

The Credit Agreement financial covenant ratios at September 30, 2017 are as follows:

•
a maximum total net debt to adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) leverage ratio of 4.50 to 1.00 for the nine months ended September 30, 2017 (reducing to 4.25 on December 31, 2017, further reduced to 4.00 on December 31, 2018, and further reduced to 3.75 on June 30, 2019); and

•	a minimum adjusted EBITDA to net interest expense coverage ratio of not less than 3.00 to 1.00

Below is a summary of financing and replacement facilities information:

Financing and Replacement Facilities	Interest Rate Index and Margin	Maturity/Termination Dates	Initial Term (Years)
Credit Agreement facilities
Revolving Facility	LIBOR + 2.00%	December 2020	5
Term Loan A Facility	LIBOR + 2.00%	December 2020	5
Delayed Draw Term Loan A Facility	LIBOR + 2.00%	December 2020	5
Term Loan B Facility - USD	LIBOR(i) + 2.75%	November 2023	7.5
Term Loan B Facility - Euro	EURIBOR(ii) + 3.00%	November 2023	7.5
2024 Senior Notes	8.5%	April 2024	8

(i)	LIBOR with a floor of 0.0%.

(ii)	EURIBOR with a floor of 0.0%.

The debt facilities under the Credit Agreement are secured by substantially all assets of the Company and its domestic subsidiaries that are borrowers or guarantors under the Credit Agreement, subject to certain exceptions and permitted liens.

As of September 30, 2017, the Company was in compliance with the financial and other covenants within its debt agreements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2017
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

The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans and other benefits for the three months ended September 30:

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Components of net periodic benefit cost
Service cost	$3.6	$2.8	$—	$—
Interest cost	7.9	7.1	0.1	0.2
Expected return on plan assets	(8.6)	(8.1)	—	—
Recognized net actuarial loss	1.4	1.5	—	—
Curtailment loss	—	(0.2)	—	—
Net periodic pension benefit cost	$4.3	$3.1	$0.1	$0.2

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans and other benefits for the nine months ended September 30:

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Components of net periodic benefit cost
Service cost	$10.8	$4.6	$—	$—
Interest cost	23.7	19.5	0.3	0.4
Expected return on plan assets	(25.8)	(21.6)	—	—
Recognized net actuarial loss	4.2	4.3	—	0.1
Curtailment loss	—	(0.2)	—	—
Net periodic pension benefit cost (1)	$12.9	$6.6	$0.3	$0.5
(1) The increase in net periodic pension benefit cost is a result of the Acquisition.

Contributions

There have been no significant changes to the expected 2017 plan year contribution amounts previously disclosed. For the nine months ended September 30, 2017 and 2016, contributions of $20.2 and $3.5, respectively, were made to the qualified and non-qualified pension plans.

Note 15: Guarantees and Product Warranties

The Company provides its global operations guarantees and standby letters of credit through various financial institutions for suppliers, customers, regulatory agencies and insurance providers. If the Company is not able to make payment or fulfill contractual obligations, the suppliers, customers, regulatory agencies and insurance providers may draw on the pertinent bank. At September 30, 2017, the maximum future payment obligations related to these various guarantees totaled $192.3, of which $28.0 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2016, the maximum future payment obligations relative to these various guarantees totaled $183.3, of which $28.0 represented standby letters of credit to insurance providers, and no associated liability was recorded.

The Company provides its customers a manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts. As of September 30, 2017 and 2016, the Company’s warranty liability balances were $81.2 and $106.5, respectively.

Changes in the Company’s warranty liability balance are illustrated in the following table:

	2017	2016
Balance at January 1	$101.6	$73.6
Current period accruals	11.1	24.6
Current period settlements	(37.2)	(42.8)
Acquired warranty accruals	—	43.8
Currency translation adjustment	5.7	7.3
Balance at September 30	$81.2	$106.5

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 16: Commitments and Contingencies

Contractual Obligations

At September 30, 2017, the Company had purchase commitments due within one year totaling $7.2 for materials and services through contract manufacturing agreements at negotiated prices.

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

At September 30, 2017, the Company was a party to several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the condensed consolidated financial statements would not be materially affected by the outcome of these indirect tax claims and/or proceedings or asserted claims.

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

The Company challenged the customs rulings in Thailand seeking to retroactively collect customs duties on previous imports of ATMs. Management believes that the customs authority’s attempt to retroactively assess customs duties is in contravention of World Trade Organization agreements and, accordingly, challenged the rulings. In the third quarter of 2015, the Company received a prospective ruling from the United States Customs Border Protection which is consistent with the Company's interpretation of the treaty in question. In August 2017, the Supreme Court of Thailand ruled in the Company's favor, finding that Customs' attempt to collect duties for importation of ATMs is improper. In addition, in August 2016 and February 2017, the tax court of appeals rendered decisions in favor of the Company related to more than half of the assessments at issue. During the third quarter of 2017, the surviving matters remain at various stages of the appeals process and the Company will use the Supreme Court's decision in support of its position in those matters. Management remains confident that the Company has a valid legal position in these appeals. Accordingly, the Company does not have any amount accrued for this contingency.

At September 30, 2017 and December 31, 2016, the Company had an accrual related to the Brazil indirect tax matter disclosed above of $7.5 and $7.3, respectively.

A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

could occur in excess of the estimated accrual. The Company estimated the aggregate risk at September 30, 2017 to be up to approximately $168.1 for its material indirect tax matters, of which $48.5 and $26.0, respectively, relates to the Brazil indirect tax matter and Thailand customs matter disclosed above. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire.

Legal Contingencies

At September 30, 2017, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims.

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

The Company uses derivatives to mitigate the economic consequences associated with fluctuations in currencies and interest rates. The following table summarizes the gain (loss) recognized on derivative instruments:

Derivative instrument	Classification on condensed consolidated statements of operations	Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2017	2016	2017	2016
Non-designated hedges and interest rate swaps	Interest expense	$(1.5)	$(1.1)	$(3.6)	$(3.2)
Gain on foreign currency option contracts - acquisition related	Miscellaneous, net	—	—	—	35.6
Foreign exchange forward contracts and cash flow hedges	Foreign exchange gain (loss), net	2.3	0.5	6.3	(0.2)
Foreign exchange forward contracts - acquisition related	Miscellaneous, net	—	(3.6)	—	(26.3)
Total		$0.8	$(4.2)	$2.7	$5.9

Foreign Exchange

Net Investment Hedges The Company has international subsidiaries with net balance sheet positions that generate cumulative translation adjustments within AOCI. The Company uses derivatives to manage potential changes in value of its net investments. The Company uses the forward-to-forward method for its quarterly measurement of ineffectiveness assessments of hedge effectiveness. No ineffectiveness results if the notional amount of the derivative matches the portion of the net investment designated as being hedged because the Company uses derivative instruments with underlying exchange rates consistent with its functional currency and the functional currency of the hedged net investment. Changes in value that are deemed effective are accumulated in AOCI where they will remain until they are reclassified to income together with the gain or loss on the entire investment upon substantial liquidation of the subsidiary. The fair value of the Company’s net investment hedge contracts were $0.1 and $(0.3) as of September 30, 2017 and December 31, 2016, respectively. The net gain (loss) recognized in AOCI on net investment hedge derivative instruments was $(2.7) and $(0.6) in the three months ended September 30, 2017 and 2016, respectively, and $(4.1) and $(12.1) in the nine months ended September 30, 2017 and 2016, respectively.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

On August 15, 2016, the Company designated its €350.0 euro-denominated Term Loan B Facility as a net investment hedge of its investments in certain subsidiaries that use the Euro as their functional currency in order to reduce volatility in stockholders' equity caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. Dollar. Effectiveness is assessed at least quarterly by confirming that the respective designated net investments' net equity balances at the beginning of any period collectively continues to equal or exceed the balance outstanding on the Company's Euro-denominated term loan. Changes in value that are deemed effective are accumulated in AOCI. When the respective net investments are sold or substantially liquidated, the balance of the cumulative translation adjustment in AOCI will be reclassified into earnings. The net gain (loss) recognized in AOCI on net investment hedge foreign currency borrowings was $(12.0) in the three months ended September 30, 2017 and $(37.8) for the nine months ended September 30, 2017. On March 30, 2017, the Company de-designated €130.6 of its euro-denominated Term Loan B Facility and on May 9, 2017, the Company designated an additional €66.8 of its euro-denominated Term Loan B Facility as a result of its repricing described under note 13. On September 21, 2017, the Company de-designated €100.0 of its euro-denominated Term Loan B Facility.

Non-Designated Hedges A substantial portion of the Company’s operations and revenues are international. As a result, changes in foreign exchange rates can create substantial foreign exchange gains and losses from the revaluation of non-functional currency monetary assets and liabilities. The Company’s policy allows the use of foreign exchange forward contracts with maturities of up to 24 months to mitigate the impact of currency fluctuations on those foreign currency asset and liability balances. The Company elected not to apply hedge accounting to its foreign exchange forward contracts. Thus, spot-based gains/losses offset revaluation gains/losses within foreign exchange loss, net and forward-based gains/losses represent interest expense or income. The fair value of the Company’s non-designated foreign exchange forward contracts was $0.8 and $2.6 as of September 30, 2017 and December 31, 2016, respectively.

Cash Flow Hedges The Company is exposed to fluctuations in various foreign currencies against its functional currency. At the Company, both sales and purchases are transacted in foreign currencies. Wincor Nixdorf International GmbH (WNI) is the Diebold Nixdorf AG currency management center. Currency risks in the aggregate are identified, quantified, and controlled at the WNI treasury center, and furthermore, it provides foreign currencies if necessary. The Diebold Nixdorf AG subsidiaries are primarily exposed to the United States Dollar (USD) and Great Britain Pound (GBP) as the euro (EUR) is its functional currency. This risk is considerably reduced by natural hedging (i.e. management of sales and purchases by choice location and suppliers). For the remainder of the risk that is not naturally hedged, foreign currency forwards are used to manage the exposure between EUR-GBP and EUR-USD.

Derivative transactions are recorded on the balance sheet at fair value. For transactions designated as cash flow hedges, the effective portion of changes in the fair value are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged forecasted transactions impact earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. As of September 30, 2017, the Company had the following outstanding foreign currency derivatives that were used to hedge its foreign exchange risks:

Foreign Currency Derivative	Number of Instruments	Notional Sold		Notional Purchased
Currency forward agreements (EUR-USD)	14	77.8	USD	69.0	EUR
Currency forward agreements (EUR-GBP)	13	30.8	GBP	35.1	EUR
Currency forward agreements (EUR-CAD)	1	2.0	CAD	1.3	EUR
Currency forward agreements (EUR-CZK)	2	161.6	CZK	6.1	EUR

The remaining net currency risk not hedged by forward currency transactions amounts to approximately $25.6 and £8.0 for the nine months ended September 30, 2017. The flows of foreign currency are recorded centrally for Diebold Nixdorf AG and, where feasible, equalized out. No foreign currency options were transacted during the current and previous year. If the euro had been revalued and devalued respectively by 10 percent against the U.S. dollar the other components of equity (before deferred taxes) and the fair value of forward currency transactions would have been €5.9 higher, and €7.1 lower, respectively for the nine months ended September 30, 2017. If the euro had been revalued and devalued respectively by 10 percent against pounds sterling as of September 30, 2017, the other components of equity (before deferred taxes) and the fair value of forward currency transactions would have been €3.1 higher and €3.8 lower, respectively, for the nine months ended September 30, 2017.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2017
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

On April 29, 2016, the Company entered into one foreign currency forward contract to purchase €713.0 for $820.9 to hedge against the effect of exchange rate fluctuations on the euro-denominated cash consideration related to the Acquisition and estimated euro denominated deal related costs and any outstanding Diebold Nixdorf AG borrowings. The forward rate was $1.1514. This foreign currency forward contract was non-designated and included in other current assets or other current liabilities based on the net asset or net liability position, respectively, in the condensed consolidated balance sheets. The gains and losses from the revaluation of the foreign currency forward contract are included in other income (expense) miscellaneous, net on the condensed consolidated statements of operations.

During the three and nine months ended September 30, 2016, the Company recorded a $(3.6) and $9.3, respectively, mark-to-market gain (loss) on foreign currency and forward option contracts reflected in miscellaneous, net as these contracts were settled in third quarter of 2016.

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

In connection with the Acquisition, the Company acquired an interest swap for a nominal sum of €50.0, which was entered into in May 2010 with a ten-year term from October 1, 2010 until September 30, 2020. For this interest swap, the three-month EURIBOR is received and a fixed interest of 2.97 percent is paid. The fair value, which is measured at market prices, as of September 30, 2017 and December 31, 2016 was €(6.1) and €(6.3), respectively. Because this swap was accounted for as a cash flow hedge, the change in fair value of €0.2 was directly recognized in AOCI. For the nine months ended September 30, 2017, the amount reclassified from equity to profit or loss was not significant.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 18: Fair Value of Assets and Liabilities

Assets and Liabilities Recorded at Fair Value

Assets and liabilities subject to fair value measurement are as follows:

		September 30, 2017			December 31, 2016
			Fair Value Measurements Using			Fair Value Measurements Using
	Classification on condensed consolidated Balance Sheets	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets
Short-term investments
Certificates of deposit	Short-term investments	$64.0	$64.0	$—	$64.1	$64.1	$—
Assets held in rabbi trusts	Securities and other investments	9.1	9.1	—	8.5	8.5	—
Foreign exchange forward contracts	Other current assets	6.8	—	6.8	7.2	—	7.2
Interest rate swaps	Other current assets	1.0	—	1.0	—	—	—
Interest rate swaps	Securities and other investments	6.0	—	6.0	8.4	—	8.4
Total		$86.9	$73.1	$13.8	$88.2	$72.6	$15.6
Liabilities
Foreign exchange forward contracts	Other current liabilities	$3.6	$—	$3.6	$7.7	$—	$7.7
Interest rate swaps	Other current liabilities	7.2	—	7.2	6.9	—	6.9
Deferred compensation	Other liabilities	9.1	9.1	—	8.5	8.5	—
Total		$19.9	$9.1	$10.8	$23.1	$8.5	$14.6

The Company uses the end of period when determining the timing of transfers between levels. During the nine months ended September 30, 2017, there were no transfers between levels.

The fair value and carrying value of the Company’s debt instruments are summarized as follows:

	September 30, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable	$71.9	$71.9	$106.9	$106.9

Revolving Facility	120.0	120.0	—	—
Term Loan A Facility	184.0	184.0	201.3	201.3
Delayed Draw Term Loan A Facility	231.3	231.3	—	—
Term Loan B Facility - USD	467.9	467.9	787.5	787.5
Term Loan B Facility - Euro	482.9	482.9	363.5	363.5
2024 Senior Notes	433.7	400.0	426.0	400.0
Other	1.2	1.2	0.8	0.8
Long-term deferred financing fees	(52.8)	(52.8)	(61.7)	(61.7)
Long-term debt	1,868.2	1,834.5	1,717.4	1,691.4
Total debt instruments	$1,940.1	$1,906.4	$1,824.3	$1,798.3

Refer to note 13 for further details surrounding the increase in long-term debt as of September 30, 2017 compared to December 31, 2016.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 19: Restructuring

The following table summarizes the impact of the Company’s restructuring charges on the condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Cost of sales – services and software	$14.0	$2.0	$29.6	$3.7
Cost of sales – systems	1.2	0.3	2.8	0.3
Selling and administrative expense	2.6	5.0	13.4	8.6
Research, development and engineering expense	(0.4)	0.1	(1.1)	0.2
Total	$17.4	$7.4	$44.7	$12.8

The following table summarizes the Company’s type of restructuring charges by reportable operating segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Severance
Services	$14.2	$1.0	$33.1	$3.3
Software	1.0	2.0	0.8	2.5
Systems	1.9	0.7	5.4	1.6
Corporate	0.3	3.7	5.4	5.4
Total severance	$17.4	$7.4	$44.7	$12.8

Multi-Year Transformation Plan

During the first quarter of 2013, the Company announced a multi-year transformation plan, which focused on globalizing the Company's service organization and creating a unified center-led global organization for research and development, as well as transforming the Company's general and administrative cost structure. Restructuring charges related to the Company's multi-year transformation plan were $4.3 and $9.7 for the three and nine months ended September 30, 2016, respectively. The multi-year transformation plan was considered complete as of December 31, 2016.

DN2020 Plan

As of August 15, 2016, the date of the Acquisition, the Company launched a multi-year integration and transformation program, known as DN2020. The DN2020 plan focuses on the utilization of cost efficiencies and synergy opportunities that result from the Acquisition, which aligns employee activities with the Company's goal of delivering net operating profit savings of approximately $240 by the year 2020. The Company incurred restructuring charges of $17.4 and $44.7 for the three and nine months ended September 30, 2017 related to DN2020. The Company anticipates additional restructuring costs of approximately $50 primarily related to severance anticipated for completion of the Company's integration and transformation plans throughout the three lines of business to be incurred through the end of DN2020.

Delta Program

At the beginning of the 2015, Diebold Nixdorf AG initiated the Delta Program related to restructuring and realignment. As part of a change process that will span several years, the Delta Program is designed to hasten the expansion of software and professional services operations and to further enhance profitability in the services business. This program includes expansion in the high-end fields of managed services and outsourcing. It also involves capacity adjustments on the hardware side, enabling the Company to respond more effectively to market volatility while maintaining its abilities with innovation. As of August 15, 2016, the date of the Acquisition, the restructuring accrual balance acquired was $45.5 and consisted of severance activities. During the third quarter of 2017, the Company recorded a measurement period adjustment of $8.2 to the acquired restructuring accrual resulting in a final fair value of $37.3 as of September 30, 2017. The Company incurred restructuring charges of $3.1 for the three and nine months

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

ended September 30, 2016, respectively. As of September 30, 2017, the Company does not anticipate additional restructuring costs to be incurred through the end of the plan.

Strategic Alliance Plan

On November 10, 2016, the Company entered into a strategic alliance plan with the Inspur Group, a Chinese cloud computing and data center company, to develop, manufacture and distribute banking solutions in China. The Company did not incur restructuring charges during the three and nine months ended September 30, 2017 related to this plan. The Company anticipates additional restructuring costs primarily related to severance of approximately $1.0 to be incurred through the end of the plan.

The following table summarizes the Company's cumulative total restructuring costs by plan as of September 30, 2017:

	DN2020 Plan	Delta Program	Strategic Alliance	Total

Services	$54.5	$0.1	$2.0	$56.6
Software	6.8	1.8	0.1	8.7
Systems	18.7	—	3.6	22.3
Corporate	7.5	1.3	—	8.8
Total	$87.5	$3.2	$5.7	$96.4

The following table summarizes the Company’s restructuring accrual balances and related activity for the nine months ended September 30:

	2017	2016
Balance at January 1	$89.9	$4.7
Liabilities incurred	44.7	12.8
Liabilities acquired	(8.2)	45.5
Liabilities paid/settled	(57.8)	(11.7)
Balance at September 30,	$68.6	$51.3

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2017
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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following tables represent information regarding the Company’s segment information and provides a reconciliation between segment operating profit and the consolidated income (loss) from continuing operations before income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales summary by segment
Services	$605.9	$484.6	$1,759.3	$1,131.1
Software	119.8	86.4	337.9	139.4
Systems	397.0	412.3	1,262.2	802.4
Total revenue	$1,122.7	$983.3	$3,359.4	$2,072.9

Segment operating profit
Services	$88.8	$77.5	$247.0	$211.5
Software	11.1	7.6	22.8	(0.5)
Systems	(1.3)	(5.0)	(6.8)	(34.1)
Total segment operating profit	98.6	80.1	263.0	176.9

Corporate charges not allocated to segments (1)	(16.1)	(32.2)	(98.4)	(86.7)
Restructuring charges	(17.4)	(7.4)	(44.7)	(12.8)
Net non-routine expense	(72.7)	(127.2)	(206.2)	(159.5)
	(106.2)	(166.8)	(349.3)	(259.0)
Operating profit (loss)	(7.6)	(86.7)	(86.3)	(82.1)
Other income (expense)	(21.7)	(29.3)	(77.7)	(49.7)
Income (loss) from continuing operations before taxes	$(29.3)	$(116.0)	$(164.0)	$(131.8)

(1)
Corporate charges not allocated to segments include headquarter-based costs associated with procurement, human resources, compensation and benefits, finance and accounting, global development/engineering, global strategy/mergers and acquisitions, global information technology, tax, treasury and legal.

Net non-routine expense consists of items that the Company has determined are non-routine in nature and not allocated to the LOBs. Net non-routine expense of $206.2 for the nine months ended September 30, 2017 was due to legal, acquisition and divestiture expenses of $16.1 inclusive of the mark-to-market impact on Diebold Nixdorf AG stock options and Acquisition integration expenses of $54.8 primarily within selling and administrative expense and purchase accounting pretax charges, which included deferred revenue of $30.4 and amortization of acquired intangibles of $98.0 and an increase in cost of sales of $1.9 related to measurement period adjustments of inventory. Net non-routine expense of $159.5 for the nine months ended September 30, 2016 was primarily due to legal, acquisition and divestiture related costs of $96.3 within selling and administrative expense.

The following table presents information regarding the Company’s revenue by service and product solution:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Banking
Services and software	$564.2	$483.9	$1,651.2	$1,187.3
Systems	273.6	279.0	850.1	647.5
Total banking	837.8	762.9	2,501.3	1,834.8
Retail
Services and software	161.5	87.1	446.0	87.1
Systems	123.4	133.3	412.1	151.0
Total retail	284.9	220.4	858.1	238.1
	$1,122.7	$983.3	$3,359.4	$2,072.9

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 21: Divestitures

During 2017, the Company divested its legacy Diebold business in the U.K. to Cennox Group for $5.0, fulfilling the requirements previously set forth by the U.K. Competition and Markets Authority (CMA). The divestiture closed on June 30, 2017. The legacy, independent Wincor Nixdorf U.K. and Ireland business will be completely integrated into the global Diebold Nixdorf operations and brand. As part of the Company's routine efforts to evaluate its business operations, during 2017, the Company agreed to sell its electronic security (ES) businesses located in Mexico and Chile to a wholly-owned subsidiary of Securitas AB and Avant, respectively. The Company recorded a pre-tax gain of $2.2 related to these transactions. The combined net sales of the divestitures represented less than one percent of total net sales of the Company for 2017 and 2016.

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

On October 25, 2015, the Company entered into a definitive asset purchase agreement with a wholly-owned subsidiary of Securitas AB (Securitas Electronic Security) to divest its ES business located in the U.S. and Canada for an aggregate purchase price of $350.0 in cash, 10.0 percent of which was contingent based on the successful transition of certain customer relationships, which was paid in the first quarter of 2016. For ES to continue its growth, it would require resources and investment that Diebold Nixdorf is not committed to make given its focus on the self-service market. The Company recorded a pre-tax gain of $239.5 on the ES divestiture, which was recognized during 2016.

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
FORM 10-Q as of September 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following summarizes select financial information included in income from discontinued operations, net of tax:

	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
Net sales
Services and software	$—	$16.3
Systems	—	8.5
	—	24.8
Cost of sales
Services and software	—	15.1
Systems	—	6.9
	—	22.0
Gross profit	—	2.8
Selling and administrative expense	—	4.8
Income from discontinued operations before taxes	—	(2.0)
Income tax benefit	—	(0.7)
	—	(1.3)

Gain on sale of discontinued operations before taxes	(3.8)	239.5
Income tax (benefit) expense	0.8	94.5
Gain on sale of discontinued operations, net of tax	(4.6)	145.0
Income from discontinued operations, net of tax	$(4.6)	$143.7

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2017
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

The Company has reclassified certain assets and liabilities from its non-guarantor subsidiaries to the Parent Company as a result of a common control control transaction in connection with the Company's integration efforts of the Acquisition to optimize its operations.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Balance Sheets
As of September 30, 2017

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$59.3	$2.5	$318.9	$—	$380.7
Short-term investments	—	—	64.0	—	64.0
Trade receivables, net	167.6	1.3	743.0	—	911.9
Intercompany receivables	729.0	916.0	2,086.6	(3,731.6)	—
Inventories	187.1	—	620.7	—	807.8
Prepaid expenses	12.5	1.4	50.6	—	64.5
Income taxes	—	4.1	132.8	(4.9)	132.0
Other current assets	16.1	1.0	204.3	(6.0)	215.4
Total current assets	1,171.6	926.3	4,220.9	(3,742.5)	2,576.3
Securities and other investments	92.5	—	—	—	92.5
Property, plant and equipment, net	89.1	2.6	276.0	—	367.7
Goodwill	55.5	—	1,050.4	—	1,105.9
Deferred income taxes	236.8	7.8	93.4	—	338.0
Finance lease receivables	3.4	3.1	9.9	—	16.4
Intangible assets, net	0.8	9.3	783.4	—	793.5
Investment in subsidiary	2,525.4	—	—	(2,525.4)	—
Other assets	37.5	—	45.5	(11.9)	71.1
Total assets	$4,212.6	$949.1	$6,479.5	$(6,279.8)	$5,361.4

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities
Notes payable	$46.8	$0.4	$24.7	$—	$71.9
Accounts payable	111.0	0.5	467.6	—	579.1
Intercompany payable	1,343.5	178.9	2,209.2	(3,731.6)	—
Deferred revenue	77.4	0.6	291.4	—	369.4
Payroll and other benefits liabilities	28.4	1.6	171.3	—	201.3
Other current liabilities	83.7	2.3	461.5	(10.9)	536.6
Total current liabilities	1,690.8	184.3	3,625.7	(3,742.5)	1,758.3
Long-term debt	1,713.2	0.1	121.2	—	1,834.5
Pensions, post-retirement and other benefits	210.7	—	70.8	—	281.5
Deferred income taxes	13.3	—	269.3	—	282.6
Other liabilities	12.4	—	115.2	(20.5)	107.1
Commitments and contingencies
Redeemable noncontrolling interests	—	—	485.7	—	485.7
Total Diebold Nixdorf, Incorporated shareholders' equity	572.2	764.7	1,752.1	(2,516.8)	572.2
Noncontrolling interests	—	—	39.5	—	39.5
Total liabilities, redeemable noncontrolling interests and equity	$4,212.6	$949.1	$6,479.5	$(6,279.8)	$5,361.4

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Balance Sheets
As of December 31, 2016

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$138.9	$2.3	$511.5	$—	$652.7
Short-term investments	—	—	64.1	—	64.1
Trade receivables, net	140.1	—	696.4	(0.6)	835.9
Intercompany receivables	883.0	783.7	497.0	(2,163.7)	—
Inventories	147.9	16.2	573.6	—	737.7
Prepaid expenses	15.0	1.1	44.6	—	60.7
Income taxes	0.3	25.4	84.9	(25.4)	85.2
Other current assets	5.1	1.6	176.6	—	183.3
Total current assets	1,330.3	830.3	2,648.7	(2,189.7)	2,619.6
Securities and other investments	94.7	—	—	—	94.7
Property, plant and equipment, net	102.9	9.0	275.1	—	387.0
Goodwill	55.5	—	942.8	—	998.3
Deferred income taxes	173.7	7.8	128.0	—	309.5
Finance lease receivables	4.8	4.8	15.6	—	25.2
Intangible assets, net	1.8	13.6	757.5	—	772.9
Investment in subsidiary	2,609.5	—	9.9	(2,619.4)	—
Other assets	7.8	0.1	55.2	—	63.1
Total assets	$4,381.0	$865.6	$4,832.8	$(4,809.1)	$5,270.3

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities
Notes payable	$30.9	$1.3	$74.7	$—	$106.9
Accounts payable	109.1	1.1	450.9	(0.6)	560.5
Intercompany payable	1,421.2	175.9	566.6	(2,163.7)	—
Deferred revenue	122.3	0.7	281.2	—	404.2
Payroll and other benefits liabilities	22.9	1.4	148.2	—	172.5
Other current liabilities	156.1	3.9	445.8	(25.4)	580.4
Total current liabilities	1,862.5	184.3	1,967.4	(2,189.7)	1,824.5
Long-term debt	1,690.5	0.4	0.5	—	1,691.4
Pensions, post-retirement and other benefits	212.6	—	84.6	—	297.2
Deferred income taxes	13.4	—	287.2	—	300.6
Other liabilities	10.6	—	77.1	—	87.7
Commitments and contingencies
Redeemable noncontrolling interests	—	—	44.1	—	44.1
Total Diebold Nixdorf, Incorporated shareholders' equity	591.4	680.9	1,938.5	(2,619.4)	591.4
Noncontrolling interests	—	—	433.4	—	433.4
Total liabilities, redeemable noncontrolling interests and equity	$4,381.0	$865.6	$4,832.8	$(4,809.1)	$5,270.3

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended September 30, 2017

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated

Net sales	$289.1	$0.6	$833.0	$—	$1,122.7
Cost of sales	233.0	1.8	646.9	—	881.7
Gross profit	56.1	(1.2)	186.1	—	241.0
Selling and administrative expense	65.2	2.7	140.9	—	208.8
Research, development and engineering expense	1.0	10.8	22.4	—	34.2
(Gain) loss on sale of assets, net	(0.1)	0.1	5.6	—	5.6
	66.1	13.6	168.9	—	248.6
Operating profit (loss)	(10.0)	(14.8)	17.2	—	(7.6)
Other income (expense)
Interest income	0.6	0.1	3.6	—	4.3
Interest expense	(25.7)	—	(2.0)	—	(27.7)
Foreign exchange gain (loss), net	0.5	—	2.7	—	3.2
Equity in earnings of subsidiaries	11.0	—	—	(11.0)	—
Miscellaneous, net	1.7	1.8	(4.7)	(0.3)	(1.5)
Income (loss) from continuing operations before taxes	(21.9)	(12.9)	16.8	(11.3)	(29.3)
Income tax (benefit) expense	13.5	2.6	(16.6)	—	(0.5)
Net income (loss)	(35.4)	(15.5)	33.4	(11.3)	(28.8)
Net income attributable to noncontrolling interests	—	—	6.6	—	6.6
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(35.4)	$(15.5)	$26.8	$(11.3)	$(35.4)
Comprehensive income (loss)	$(22.5)	$(15.5)	$56.3	$(32.4)	$(14.1)
Less: comprehensive income (loss) attributable to noncontrolling interests	—	—	8.4	—	8.4
Comprehensive income (loss) attributable to Diebold Nixdorf, Incorporated	$(22.5)	$(15.5)	$47.9	$(32.4)	$(22.5)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended September 30, 2016

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated

Net sales	$301.3	$22.5	$681.6	$(22.1)	$983.3
Cost of sales	229.2	24.4	554.1	(22.0)	785.7
Gross profit	72.1	(1.9)	127.5	(0.1)	197.6
Selling and administrative expense	30.0	2.9	220.6	—	253.5
Research, development and engineering expense	1.0	10.8	19.5	—	31.3
(Gain) loss on sale of assets, net	—	(0.1)	(0.4)	—	(0.5)
	31.0	13.6	239.7	—	284.3
Operating profit (loss)	41.1	(15.5)	(112.2)	(0.1)	(86.7)
Other income (expense)
Interest income	1.0	0.1	4.2	—	5.3
Interest expense	(32.2)	—	(1.5)	1.3	(32.4)
Foreign exchange gain (loss), net	1.8	(0.1)	0.3	—	2.0
Equity in earnings of subsidiaries	(96.4)	—	—	96.4	—
Miscellaneous, net	(5.5)	2.2	0.4	(1.3)	(4.2)
Income (loss) from continuing operations before taxes	(90.2)	(13.3)	(108.8)	96.3	(116.0)
Income tax (benefit) expense	7.5	1.4	(27.7)	—	(18.8)
Income (loss) from continuing operations, net of tax	(97.7)	(14.7)	(81.1)	96.3	(97.2)
Income (loss) from discontinued operations, net of tax	(4.6)	—	—	—	(4.6)
Net income (loss)	(102.3)	(14.7)	(81.1)	96.3	(101.8)
Net income attributable to noncontrolling interests	—	—	0.5	—	0.5
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(102.3)	$(14.7)	$(81.6)	$96.3	$(102.3)
Comprehensive income (loss)	$(107.0)	$(14.7)	$(81.9)	$97.1	$(106.5)
Less: comprehensive income (loss) attributable to noncontrolling interests	—	—	0.5	—	0.5
Comprehensive income (loss) attributable to Diebold Nixdorf, Incorporated	$(107.0)	$(14.7)	$(82.4)	$97.1	$(107.0)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Nine Months Ended September 30, 2017

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated

Net sales	$831.0	$6.9	$2,526.6	$(5.1)	$3,359.4
Cost of sales	667.3	10.5	1,965.4	(5.1)	2,638.1
Gross profit	163.7	(3.6)	561.2	—	721.3
Selling and administrative expense	211.5	7.7	473.4	—	692.6
Research, development and engineering expense	1.8	30.5	82.1	—	114.4
Impairment of assets	3.1	—	—	—	3.1
(Gain) loss on sale of assets, net	—	0.1	(2.6)	—	(2.5)
	216.4	38.3	552.9	—	807.6
Operating profit (loss)	(52.7)	(41.9)	8.3	—	(86.3)
Other income (expense)
Interest income	1.7	0.2	13.9	—	15.8
Interest expense	(84.4)	(0.1)	(6.2)	—	(90.7)
Foreign exchange gain (loss), net	3.1	0.1	(7.7)	—	(4.5)
Equity in earnings of subsidiaries	(42.3)	—	—	42.3	—
Miscellaneous, net	9.0	5.9	(12.0)	(1.2)	1.7
Income (loss) from continuing operations before taxes	(165.6)	(35.8)	(3.7)	41.1	(164.0)
Income tax (benefit) expense	(40.8)	(17.7)	(0.9)	—	(59.4)
Net income (loss)	(124.8)	(18.1)	(2.8)	41.1	(104.6)
Net income attributable to noncontrolling interests	—	—	20.2	—	20.2
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(124.8)	$(18.1)	$(23.0)	$41.1	$(124.8)
Comprehensive income (loss)	$17.1	$(18.1)	$179.0	$(137.2)	$40.8
Less: comprehensive income (loss) attributable to noncontrolling interests	—	—	23.7	—	23.7
Comprehensive income (loss) attributable to Diebold Nixdorf, Incorporated	$17.1	$(18.1)	$155.3	$(137.2)	$17.1

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Nine Months Ended September 30, 2016

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated

Net sales	$852.2	$75.2	$1,219.4	$(73.9)	$2,072.9
Cost of sales	629.8	80.2	944.7	(73.3)	1,581.4
Gross profit	222.4	(5.0)	274.7	(0.6)	491.5
Selling and administrative expense	186.1	8.4	311.9	—	506.4
Research, development and engineering expense	3.3	34.6	29.5	—	67.4
(Gain) loss on sale of assets, net	0.2	(0.1)	(0.3)	—	(0.2)
	189.6	42.9	341.1	—	573.6
Operating profit (loss)	32.8	(47.9)	(66.4)	(0.6)	(82.1)
Other income (expense)
Interest income	2.0	0.5	14.0	—	16.5
Interest expense	(64.3)	(0.1)	(8.0)	4.2	(68.2)
Foreign exchange gain (loss), net	(1.2)	(0.1)	(0.3)	—	(1.6)
Equity in earnings of subsidiaries	(66.1)	—	—	66.1	—
Miscellaneous, net	(1.9)	5.4	4.3	(4.2)	3.6
Income (loss) from continuing operations before taxes	(98.7)	(42.2)	(56.4)	65.5	(131.8)
Income tax (benefit) expense	(9.7)	(3.5)	(21.3)	—	(34.5)
Income (loss) from continuing operations, net of tax	(89.0)	(38.7)	(35.1)	65.5	(97.3)
Income (loss) from discontinued operations, net of tax	133.8	—	9.9	—	143.7
Net income (loss)	44.8	(38.7)	(25.2)	65.5	46.4
Net income attributable to noncontrolling interests	—	—	1.6	—	1.6
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$44.8	$(38.7)	$(26.8)	$65.5	$44.8
Comprehensive income (loss)	$88.7	$(39.0)	$27.6	$12.5	$89.8
Less: comprehensive income (loss) attributable to noncontrolling interests	—	—	1.1	—	1.1
Comprehensive income (loss) attributable to Diebold Nixdorf, Incorporated	$88.7	$(39.0)	$26.5	$12.5	$88.7

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2017

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
Net cash used by operating activities	$(101.9)	$(23.9)	$(109.5)	$—	$(235.3)

Cash flow from investing activities
Payments for acquisitions	—	—	(5.6)	—	(5.6)
Proceeds from maturities of investments	0.4	—	249.1	—	249.5
Payments for purchases of investments	(14.0)	—	(246.7)	—	(260.7)
Proceeds from sale of assets	—	—	14.6	—	14.6
Capital expenditures	(7.5)	(0.1)	(34.1)	—	(41.7)
Restricted cash	—	—	(7.9)	—	(7.9)
Increase in certain other assets	(0.6)	3.9	(30.2)	—	(26.9)
Capital contributions and loans paid	(100.2)	—	—	100.2	—
Proceeds from intercompany loans	193.7	—	—	(193.7)	—
Net cash (used) provided by investing activities	71.8	3.8	(60.8)	(93.5)	(78.7)

Cash flow from financing activities
Dividends paid	(22.9)	—	—	—	(22.9)
Debt issuance costs	(1.1)	—	—	—	(1.1)
Revolving credit facility borrowings (repayments), net	—	—	120.0	—	120.0
Other debt borrowings	323.3	—	57.7	—	381.0
Other debt repayments	(344.3)	(1.1)	(88.1)	—	(433.5)
Distributions to noncontrolling interest holders	—	—	(16.3)	—	(16.3)
Issuance of common shares	0.3	—	—	—	0.3
Repurchase of common shares	(4.8)	—	—	—	(4.8)
Capital contributions received and loans incurred	—	53.2	47.0	(100.2)	—
Payments on intercompany loans	—	(31.8)	(161.9)	193.7	—
Net cash provided (used) by financing activities	(49.5)	20.3	(41.6)	93.5	22.7
Effect of exchange rate changes on cash and cash equivalents	—	—	19.3	—	19.3
Increase (decrease) in cash and cash equivalents	(79.6)	0.2	(192.6)	—	(272.0)
Cash and cash equivalents at the beginning of the period	138.9	2.3	511.5	—	652.7
Cash and cash equivalents at the end of the period	$59.3	$2.5	$318.9	$—	$380.7

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2017
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2016

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
Net cash used by operating activities	$(224.8)	$(34.2)	$64.4	$—	$(194.6)

Cash flow from investing activities
Payments for acquisitions	(995.3)	—	104.7	—	(890.6)
Proceeds from maturities of investments	0.8	—	163.3	—	164.1
Proceeds from sale of foreign currency option and forward contracts, net	16.2	—	—	—	16.2
Payments for purchases of investments	—	—	(155.6)	—	(155.6)
Proceeds from sale of assets	—	—	28.7	—	28.7
Capital expenditures	(6.1)	(0.5)	(17.3)	—	(23.9)
Increase in certain other assets	(5.7)	(5.0)	(7.2)	—	(17.9)
Capital contributions and loans paid	(185.0)	—	—	185.0	—
Proceeds from intercompany loans	83.3	—	—	(83.3)	—
Net cash (used) provided by investing activities - continuing operations	(1,091.8)	(5.5)	116.6	101.7	(879.0)
Net cash provided by investing activities - discontinued operations	361.9	—	—	—	361.9
Net cash (used) provided by investing activities	(729.9)	(5.5)	116.6	101.7	(517.1)

Cash flow from financing activities
Dividends paid	(57.0)	—	—	—	(57.0)
Debt issuance costs	(39.2)	—	—	—	(39.2)
Revolving credit facility borrowings (repayments), net	(168.0)	—	—	—	(168.0)
Other debt borrowings	1,781.1	—	44.6	—	1,825.7
Other debt repayments	(233.5)	(0.6)	(185.1)	—	(419.2)
Distributions to noncontrolling interest holders	—	—	(2.1)	—	(2.1)
Issuance of common shares	0.3	—	—	—	0.3
Repurchase of common shares	(2.1)	—	—	—	(2.1)
Capital contributions received and loans incurred	—	104.7	80.3	(185.0)	—
Payments on intercompany loans	—	(69.7)	(13.6)	83.3	—
Net cash provided (used) by financing activities	1,281.6	34.4	(75.9)	(101.7)	1,138.4
Effect of exchange rate changes on cash and cash equivalents	—	—	9.4	—	9.4
(Decrease) increase in cash and cash equivalents	326.9	(5.3)	114.5	—	436.1
Add: Cash overdraft included in assets held for sale at beginning of period	(1.5)	—	—	—	(1.5)
Cash and cash equivalents at the beginning of the period	20.3	7.9	285.4	—	313.6
Cash and cash equivalents at the end of the period	$345.7	$2.6	$399.9	$—	$748.2

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Highlights

During the third quarter of 2017, Diebold Nixdorf:

•
Was named as the largest manufacturer of automated teller machines (ATMs) by Retail Banking Research's report "Global ATM Market and Forecasts to 2022." The Company's more than 1 million ATMs in service at the end of 2016 represent a 32 percent share of the global installed base.

•
Received the "Global Self-Checkout Systems Growth Excellence Leadership Award" from Frost & Sullivan in recognition of the Company's product innovation, growth, channel partnership strategies, and ability to serve multiple retailer segments.

•
Opened a new manufacturing facility in Suzhou, China operated by its strategic alliance partner, Inspur Group. This strategic alliance is enabling the Company to realize procurement advancements through better access to local suppliers, and is enhancing out ability to adapt to market conditions.

•	Launched new mobility management services offering with enhanced as-a-service, security and data analytics offerings.

•
Won a number of services contracts valued at more than $300 million total contract value including a new, managed services contract with a multi-national bank for 5,200 ATMs in the United States and the U.K.

•	Teamed with RAKBANK to introduce Samsung PayTM capabilities on more than 250 ATMs in the United Arab Emirates.

Overview

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and accompanying notes that appear within this quarterly report on Form 10-Q.

Introduction
The Company enables millions of transactions each day through its connected commerce services, software and systems. Approximately 24,000 employees design and deliver convenient, "always on" and highly secure solutions that bridge the physical and the digital worlds of transactions. Customers of the Company include nearly all of the world's top 100 financial institutions and a majority of the top 25 global retailers.

Strategy
The Company is driving connected commerce by enabling banks and retailers to create seamless, secure, personal connections across the physical and digital channels of today and tomorrow. This requires the integration of services, software and systems as well as ongoing investment and development in the Company's industry leading field services organization, advanced and innovative technology, as well as open and agile software. The Company continuously refines its research and development (R&D) priorities in support of a better transaction experience for consumers and greater operating efficiencies for customers.

DN2020
Commensurate with its strategy, the Company is executing a multi-year integration and transformation program, called DN2020, which aligns employee activities with the Company's goal of delivering cost savings of $240 by the year 2020. By executing this program, the Company expects to deliver greater innovation for customers, career enrichment opportunities for employees, and enhanced value for shareholders. DN2020 consists of six inter-related elements:

Advancing the Company's Connected Commerce Strategy - the Company will continue to develop innovative technology and partner with external companies to deliver highly secure, customer-centric solutions. This includes the application of cloud computing technology, mobile technology, sensors and the Internet of Things, as well as open and agile software delivered "as a service."

Pursuing Finance Excellence - the Company will continuously improve its financial reporting and analysis by adopting best practices from similar business entities. The Company's initiatives are designed to improve forecasting accuracy, optimize working capital management and pursue prudent capital allocation strategies which enhance shareholder value. At present, the Company's capital allocation priorities are to reduce its leverage and accelerate the realization of its synergies.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Executing the Company's Integration Plans - the Company is executing a detailed integration plan to capture incremental value from the Acquisition, by harmonizing legacy business practices and building upon the best practices from each legacy company. These integration plans will leverage the Company's global scale, reduce overlap and improve the profitability of the Company. Key areas of cost synergies include:

•	Realizing volume discounts on direct materials

•	Harmonizing the solutions set

•	Increasing utilization rates of the service technicians

•	Rationalizing facilities

•	Streamlining corporate and general and administrative functions

•	Harmonizing back office solutions

Pursuing Operational Excellence - the Company will implement best practices to improve operational efficiency and increase customer satisfaction to strengthen its industry leadership. Robust reporting and tracking tools will be used to measure progress towards achieving best-in-class service levels and manufacturing efficiencies.

Driving an Innovative Culture, which Attracts Industry-Leading Talent - the Company aims to become an employer of choice in the connected commerce space. We intend to build a culture characterized by innovative technologies and business models, a high degree of customer collaboration, accountability and strong ethical behavior. The Company will encourage experiential learning and will invest in training resources to develop a vibrant workforce and expand its leadership in connected commerce. Performance-based rewards and recognition policies will be aligned with Company objectives and growth opportunities.

Pursuing Sales Excellence - a capable and progressive sales organization is vital to the future growth of the Company. The Company will invest in the sales organization to ensure it has the skills, resources, and process needed to support customers at all stages of their digital journeys. At the country level, we will optimize sales staffing and invest in partner programs commensurate with overall market demand. As a result of these investments, the Company expects to increase its pipeline of opportunities and increase its win rate over time.

The Company expects to make investments to restructure the workforce, combine and optimize legacy business systems, streamline legal entities and consolidate real estate holdings of approximately $240 in restructuring and integration related costs.

Segments
In August 2016, in connection with the business combination agreement related to the Acquisition, the Company announced the realignment of its lines of business to drive greater efficiency and further improve customer service. As a result of the Acquisition, the Company has reorganized the management team reporting to the CODM and implemented a new LOB reporting structure based on Services, Software and Systems effective on January 1, 2017. The Company reclassified financial data from comparative periods for consistency. The CODM makes decisions, allocates resources and assesses performance by the LOBs.

Services LOB
With approximately 15,000 highly-trained service employees and a global delivery network, Diebold Nixdorf is the global leader in servicing distributed IT assets for banking and retail customers. These services enable customers to meet the growing demand for transaction availability at ATMs, POS, self-checkout systems (SCO) and other distributed IT assets in a cost-effective manner. The Company’s global customer care center offers around-the-clock availability and is proficient in supporting customers in more than 25 languages. The global service supply chain optimizes the process for obtaining replacement parts, making repairs, and implementing new features and functionalities. The Company also possesses deep experience in installing, maintaining and upgrading customer touchpoints manufactured by other vendors, also known as multi-vendor support.

Product-related services provided by the Company include rapid resolution of incidents through remote service capabilities or an on-site visit. First and second line maintenance, preventive maintenance and on-demand services leverage a standardized incident management process to increase uptime of distributed IT assets. Managed services and outsourcing consists of the end-to-end business processes, technology integration, and day-to-day operation for the self-service channel, bank branch and retail store. The majority of these contracts include remote monitoring and establish a service level threshold for uptime, incident response times and other key performance metrics. The Company's managed solutions enable banks and retailers to realize operational efficiencies while gaining access to industry-leading innovations.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

With the recent Moxx acquisition and other initiatives, the Company expanded its managed services to include the lifecycle management of all mobile devices in retail stores, bank branches, mobile bar code self-scanners and peripherals, all in a vendor agnostic manner. This offering, called managed mobility services, utilizes real-time business analytics to enable greater business insights and more proactive decision-making to optimize the performance of connected endpoints.

The Company also provides a full array of cash management services, which optimizes the availability and cost of physical currency across the enterprise through efficient forecasting, inventory and replenishment processes. These services mitigate customer risks by relying on proven monitoring and reporting processes, secure tools and partnerships with larger cash-in-transit companies.

Under DN2020, the Services LOB has a dual mandate of delivering moderate revenue growth and increased efficiency. Sources of top-line growth include 1) increasing the Company's service attach rate on the unserved Diebold Nixdorf ATMs, POS and SCO systems in use, 2) up-selling current customers on managed services and 3) increasing billed work revenue by leveraging best practices across different countries and regions. The services line will achieve higher levels of efficiency by standardizing the service offerings, implementing standard service tools, optimizing business processes, increasing the market acceptance of remote connection and resolution, and streamlining global delivery centers and stocking facilities.

Software LOB
The Company provides front-end applications for consumer connection points and back-end platforms that manage channel transactions, operations and integration. These hardware-agnostic software applications facilitate millions of transactions via ATMs, POS terminals, kiosks, and other self-service devices. The Company's platform software is installed within bank and retail data centers to facilitate omnichannel transactions, endpoint monitoring, remote asset management, customer marketing, merchandise management and analytics. These offerings include highly configurable, application program interface (API) enabled software that automates legacy banking and retail transactions across channels.

This multi-vendor software portfolio is designed to meet the evolving demands of a customer's self-service network including:

•	Connection points

•	Transaction management

•	Operations and security

•	Customer engagement

•	Analytics and digital

In October 2017, the Company introduced Vynamic, the first end-to-end connected commerce software portfolio in the marketplace. This offering establishes an evolutionary path for the Company's current software offerings including Vista, Commander, Xpression, PCE, Procash and TP.net. Vynamic is powered by the analytics and can be delivered as-a-service using cloud computing. Built to enable connected commerce across mobile devices, ATMs, POS terminals, branches, stores, kiosks, and online channels, Vynamic extends beyond omnichannel to enable banks and retailers to create seamless, secure, highly personal connections across numerous digital and physical channels.

For the retail business, the Company provides a comprehensive, modular solution suite which is capable of enabling the most advanced omnichannel retail use cases. Now under the Vynamic portfolio, this platform improves end-to-end store processes in support of omnichannel retailing. This includes click & collect, reserve & collect, in-store ordering and return to store processes across the retailers' physical and digital sales channels. Retail services and the other components of the Vynamic Application Suite are designed on a modular, API-enabled architecture and can be integrated fully or partially into existing infrastructures. Data from a number of sources, such as ERP, POS, store systems and customer relationship management systems (CRM), may be integrated across all customer connection points to create differentiated omnichannel experiences.

An important enabler of the Company’s software business is more than 1,600 professional service employees who provide systems integration, customization, consulting and project management. The Company's advisory services team collaborates with its customers to help define optimal user experience, improve business processes, refine existing staffing models and deploy technology to meet branch automation objectives.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

In May 2017, the Company announced its strategic partnership with Kony to offer white label mobile application solutions for financial institutions and retailers. The Company’s next generation mobile application suite, DN Mobile, will enable a unified and highly personalized transaction experience by leveraging cross-platform data and integrating multiple channels.

The Company views its software as a key differentiator in providing connected commerce solutions to customers and is a source of competitive advantage. The Company's world-class software portfolio is well positioned to capture gains from the bankers and retailers desire to increase automation, mobility, analytics, flexible omnichannel solutions, while transforming their branches and stores.

Systems LOB
Through collaboration with customers, engineering excellence and an efficient supply chain, the Company delivers industry-leading customer touchpoints to banks, retailers and other customers. These systems enable highly secure physical and digital transactions around the world. The Company integrates different components according to customer specifications in order to optimize the total cost of ownership by maximizing transaction availability while creating a positive impression on customers.

The systems portfolio for banking customers consists of cash recyclers and dispensers, intelligent deposit terminals, teller automation tools, and physical security devices. Recent innovation concepts include the miniaturized Extreme ATM, Essence and Fusion. Extreme ATM is the smallest ATM ever developed at less than 10” wide, which allows customers to stage transactions on mobile phones and complete transactions using Bluetooth® devices or near-field communication. Essence is a highly-secure and miniaturized ATM that features a sleek, antimicrobial glass touchscreen display and enhanced user interface modeled after today’s smartphones and tablet computers. Fusion is a modular and dynamic self-service touchpoint consisting of three interchangeable user interfaces that can connect with three different cash handling platforms.

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

Under the DN2020 program, the Company has a dual mandate of introducing new innovations which meet changing consumer demands and increasing operating efficiencies. With respect to innovation, the Company will continue to spend significant R&D dollars on the latest technology, which includes:

•	Advanced security solutions including anti-skimming card readers, biometric authentication, and a modular, scalable architecture suited for various threat environments and risk appetites;

•	Advanced sensors and the Internet of Things to facilitate real-time monitoring activities;

•	Remote and assisted self-service solutions including in-store/branch tablet notifications and two-way video capabilities;

•	Mobile connectivity to support contactless transactions; and

•	Miniaturization technologies needed for branch/store transformation.

With respect to operating efficiencies, the Company's activities include:

•	Leveraging the purchasing power of the Company through a new procurement partnership program;

•	Streamlining the product portfolio - including terminals, core technologies and components;

•	Developing a partner ecosystem to complement the Company's core technologies; and

•	Consolidating manufacturing capacity to optimize fixed costs

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Leveraging the broad portfolio of solutions, the Company enables customers the flexibility to select the combination of services, software and systems that drives the most value to their business. For example, the Company offers end-to-end branch and store automation solutions that consist of the complete value chain of consult, design, build and operate. Branch and store automation helps financial institutions grow revenue, reduce costs, and increase convenience and security for the their customers by migrating routine transactions, typically done inside the branch or store, to lower-cost automated channels. The Company’s advisory services team collaborates with its clients to define the ideal customer experience, modify processes, refine existing staffing models and deploy technologies that meet business objectives.

Business Drivers

The business drivers of the Company's future performance include, but are not limited to:

•	Demand for services on distributed IT assets such as ATMs, POS and SCO, including managed services and professional services;

•	Timing of system upgrades and/or replacement cycles for ATMs, POS and SCO;

•	Demand for software products and professional services;

•	Demand for security products and services for the financial, retail and commercial sectors;

•	Integration of legacy salesforce, business processes, procurement, and internal IT systems; and

•	Realization of cost synergies, which leverage the Company's global scale, reduce overlap and improve operating efficiencies.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2017		2016		2017		2016
	Amount	% of Net sales	Amount	% of Net sales	Amount	% of Net sales	Amount	% of Net sales
Net sales	$1,122.7	100.0	$983.3	100.0	$3,359.4	100.0	$2,072.9	100.0
Gross profit	$241.0	21.5	$197.6	20.1	$721.3	21.5	$491.5	23.7
Operating expenses	$248.6	22.1	$284.3	28.9	$807.6	24.0	$573.6	27.7
Operating profit (loss)	$(7.6)	(0.7)	$(86.7)	(8.8)	$(86.3)	(2.6)	$(82.1)	(4.0)
Net income (loss)(1)	$(28.8)	(2.6)	$(101.8)	(10.4)	$(104.6)	(3.1)	$46.4	2.2
Net income attributable to noncontrolling interests	$6.6	0.6	$0.5	0.1	$20.2	0.6	$1.6	0.1
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(35.4)	(3.2)	$(102.3)	(10.4)	$(124.8)	(3.7)	$44.8	2.2
(1) Net income (loss) for the three and nine months ended September 30, 2016 includes income (loss) from discontinued operations, net of tax of $(4.6) and 143.7, respectively.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Net Sales

The following table represents information regarding the Company's net sales:

	Three Months Ended				Percent of Total Net Sales for the Three Months Ended
	September 30,				September 30,
	2017	2016	% Change	% Change in CC (1)	2017	2016
Segments
Services	$605.9	$484.6	25.0	22.6	54.0	49.3
Software	119.8	86.4	38.7	33.7	10.7	8.8
Systems	397.0	412.3	(3.7)	(6.5)	35.3	41.9
Net sales	$1,122.7	$983.3	14.2	11.3	100.0	100.0

Geographic regions
Americas	$395.1	$473.0	(16.5)	(17.1)	35.2	48.1
EMEA	578.2	371.4	55.7	47.6	51.5	37.8
AP	149.4	138.9	7.6	6.9	13.3	14.1
Net sales	$1,122.7	$983.3	14.2	11.3	100.0	100.0

Solutions
Banking	$837.8	$762.9	9.8	7.6	74.6	77.6
Retail	284.9	220.4	29.3	24.0	25.4	22.4
Net sales	$1,122.7	$983.3	14.2	11.3	100.0	100.0
(1) The Company calculates constant currency by translating the prior-year period results at the current year exchange rate.

Three months ended September 30, 2017 compared with three months ended September 30, 2016

Net sales increased $139.4 or 14.2 percent including incremental net sales from the Acquisition of $258.3 and a net favorable currency impact of $25.1. The amounts attributable to the Acquisition are impacted by the alignment and integration of customer portfolios, solution offerings and operations between the legacy companies, which may result in unfavorable comparisons to prior year. The following results include the impact of foreign currency and purchase accounting adjustments:

Segments

•
Services net sales increased $121.3, which included incremental net sales from the Acquisition of $123.4 and a net favorable currency impact of $9.8. Excluding the incremental net sales from the Acquisition and currency, services sales decreased $11.9 attributable to lower installation revenue tied to decreased systems volumes and the run-off of multi-vendor service contracts in the Americas. These decreases were partially offset by higher service maintenance revenue in EMEA and Asia Pacific (AP). Additionally, AP benefited from higher managed services revenue.

•
Software net sales increased $33.4, which included incremental net sales from the Acquisition of $33.9 and a net favorable currency impact of $3.2. Excluding the incremental net sales from the Acquisition and currency, software sales decreased $3.7 attributable to lower sales in EMEA and the Americas as noted in the geographic regions.

•
Systems net sales decreased $15.3, which included incremental net sales from the Acquisition of $101.0 and a net favorable currency impact of $12.1. Excluding the incremental net sales from the Acquisition and currency, systems net sales decreased $128.4 primarily attributable to fewer large projects in the Americas and EMEA.

A more detailed discussion of segment net sales is included under "Segment Net Sales and Operating Profit Summary" below.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Geographic Regions

•
Americas net sales decreased $77.9 or 16.5 percent. The incremental net sales from the Acquisition accounted for $13.6. Excluding the incremental net sales from the Acquisition, net sales decreased $91.5 as a result of fewer large systems projects in Brazil and North America (NA) as well as the corresponding services revenue associated with the projects in NA. Additionally, services revenue was impacted by lower multi-vendor service contract revenue in NA.

•
EMEA net sales increased $206.8 or 55.7 percent. The incremental net sales from the Acquisition accounted for $219.1. Excluding the incremental net sales from the Acquisition, net sales decreased $12.3 which was tied to volume decreases in various countries including the divestiture of the Company's legacy U.K. business on June 30, 2017 partially offset by increased systems sales with distributors in the region.

•
AP net sales increased $10.5 or 7.6 percent. The incremental net sales from the Acquisition accounted for $25.6. Excluding the incremental net sales from the Acquisition, net sales decreased $15.1 from lower systems volume related to the market structure change in China partially offset by higher systems and services sales in India and Thailand.

Solutions

•
Banking net sales increased $74.9 or 9.8 percent. The incremental net sales from the Acquisition accounted for $137.4. Excluding the incremental net sales from the Acquisition, net sales decreased $62.5 primarily attributable to lower systems volumes and the associated installation activity in the Americas. In addition, banking services was adversely impacted by the run-off of multi-vendor service contracts in the Americas, partially offset by an increase in services revenue in AP.

•
Retail net sales increased $64.5 or 29.3 percent. The incremental net sales from the Acquisition accounted for $120.9. Excluding the incremental net sales from the Acquisition, net sales decreased $56.4 primarily due to lower demand in Brazil for voting and lottery solutions.

	Nine Months Ended				Percent of Total Net Sales for the Nine Months Ended
	September 30,				September 30,
	2017	2016	% Change	% Change in CC (1)	2017	2016
Segments
Services	$1,759.3	$1,131.1	55.5	53.5	52.4	54.6
Software	337.9	139.4	142.4	135.1	10.1	6.7
Systems	1,262.2	802.4	57.3	54.6	37.5	38.7
Net sales	$3,359.4	$2,072.9	62.1	59.5	100.0	100.0

Geographic regions
Americas	$1,181.6	$1,202.9	(1.8)	(3.0)	35.2	58.0
EMEA	1,727.8	563.7	206.5	196.8	51.4	27.2
AP	450.0	306.3	46.9	47.4	13.4	14.8
Net sales	$3,359.4	$2,072.9	62.1	59.5	100.0	100.0

Solutions
Banking	$2,501.3	$1,834.8	36.3	34.7	74.5	88.5
Retail	858.1	238.1	260.4	245.5	25.5	11.5
Net sales	$3,359.4	$2,072.9	62.1	59.5	100.0	100.0
(1) The Company calculates constant currency by translating the prior-year period results at the current year exchange rate.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Nine months ended September 30, 2017 compared with nine months ended September 30, 2016

Net sales increased $1,286.5 or 62.1 percent including incremental net sales from the Acquisition of $1,517.7 and a net favorable currency impact of $33.0 primarily related to the Brazil real and the euro. In addition, net sales was adversely impacted $30.4 related to deferred revenue purchase accounting adjustments. The amounts attributable to the Acquisition are impacted by the alignment and integration of customer portfolios, solution offerings and operations between the legacy companies, which may result in unfavorable comparisons to prior year. The following results include the impact of foreign currency and purchase accounting adjustments:

Segments

•
Services net sales increased $628.2 including incremental net sales from the Acquisition of $652.5 and a net favorable currency impact of $14.7. Excluding the incremental net sales from the Acquisition and currency, net sales decreased $39.0 attributable to the run-off of multi-vendor service contracts as well as lower installation revenue tied to decreased systems volumes in the Americas. This was partially offset by higher managed services net sales in AP. Services net sales also included an unfavorable impact of $15.2 related to purchase accounting adjustments.

•
Software net sales increased $198.5 including incremental net sales from the Acquisition of $202.5 and a net favorable currency impact of $4.3. Excluding the incremental net sales from the Acquisition and currency, net sales decreased $8.3 primarily related to lower volumes in the Americas and EMEA as noted in the geographic regions.

•
Systems net sales increased $459.8, including incremental net sales from the Acquisition of $662.7 and a net favorable currency impact of $14.0. Excluding the incremental net sales from the Acquisition and currency, net sales decreased $216.9 as systems net sales were adversely impacted by lower retail solutions activity in the Americas and lower banking solutions activity across the Company. In the Americas and EMEA, the volume declines were primarily due to lower banking project activity and in AP mainly due to structural changes in the market. Services net sales also included an unfavorable impact of $15.3 related to purchase accounting adjustments.

A more detailed discussion of segment net sales is included under "Segment Net Sales and Operating Profit Summary" below.

Geographic Regions

•
Americas net sales decreased $21.3 or 1.8 percent. The incremental net sales from the Acquisition accounted for $105.8. Excluding the incremental net sales from the Acquisition, net sales decreased $127.1 as a result of fewer large systems projects across the Americas, including Brazil retail solutions. In addition, lower services revenue related to a decrease in multi-vendor service contract volume also adversely impacted the time period.

•
EMEA net sales increased $1,164.1 or 206.5 percent. The incremental net sales from the Acquisition accounted for $1,228.2. Excluding the incremental net sales from the Acquisition, net sales decreased $64.1 primarily attributable to fewer large projects in Spain, France and in Switzerland. Additionally, lower sales in the U.K. also contributed to the decrease as a result of the divestiture of the Company’s legacy business on June 30, 2017 and is now reported as part of the sales attributed to the Acquisition.

•
AP net sales increased $143.7 or 46.9 percent. The incremental net sales from the Acquisition accounted for $183.7. Excluding the incremental net sales from the Acquisition, net sales decreased $40.0 primarily due to lower systems volume related to the market structure change in China, partially offset by higher services sales in India.

Solutions

•
Banking net sales increased $666.5 or 36.3 percent . The incremental net sales from the Acquisition accounted for $836.4. Excluding the incremental net sales from the Acquisition, net sales decreased $169.9 primarily due to lower systems volumes and the associated installation activity across the Company, with lower large project activity impacting all regions. In addition, banking services decreased primarily due to the run-off of multi-vendor service contracts in the Americas and was unfavorably impacted by $18.3 related to purchase accounting adjustments.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

•
Retail net sales increased $620.0 or 260.4 percent. The incremental net sales from the Acquisition accounted for $681.3. Excluding the incremental net sales from the Acquisition, net sales decreased $61.3 due to lower demand in Brazil for voting solutions and was unfavorably impacted by $12.2 related to purchase accounting adjustments.

Gross Profit

The following table represents information regarding the Company's gross profit:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	% Change	2017	2016	% Change
Gross profit - services and software	$172.0	$171.0	0.6	$501.6	$402.8	24.5
Gross profit - systems	69.0	26.6	159.4	219.7	88.7	147.7
Total gross profit	$241.0	$197.6	22.0	$721.3	$491.5	46.8

Gross margin - services and software	23.7%	29.9%		23.9%	31.7%
Gross margin - systems	17.4%	6.5%		17.4%	11.1%
Total gross margin	21.5%	20.1%		21.5%	23.7%

Services and software gross margin was lower in the three and nine months ended September 30, 2017 due in part to the impact of the Acquisition, which utilizes a higher third-party labor model to support its service and software revenue stream, resulting in a dilutive effect on margins. Services and software gross margin was also adversely impacted by higher restructuring and non-routine costs compared to the prior year periods. In the three and nine months ended September 30, 2017, services and software gross profit included non-routine charges of $10.5 and $36.5, respectively, primarily related to purchase accounting adjustments associated with the Acquisition. Services and software gross profit also included restructuring charges of $14.0 and $29.6 in the three and nine months ended September 30, 2017, respectively. In the three and nine months ended September 30, 2016, restructuring charges were $2.0 and $3.7, respectively. In addition, gross margin in both the three and nine months ended September 30, 2017 was also impacted by lower contract maintenance revenue in Americas combined with increased labor investments. The labor investments are a result of higher turnover rates of technicians and the associated training to support additional product lines. In the nine months ended September 30, 2017, EMEA was adversely impacted in banking services gross margin due to a change in a western European niche market for cash-in-transit services.

Systems gross margin in the three and nine months ended September 30, 2017 increased primarily as a result of higher purchase accounting adjustments in the prior year and incremental gross profit associated with the Acquisition, which has a larger mix of higher margin business across both banking and retail solutions. Purchase accounting adjustments impacting systems gross margin in the three- and nine-month periods of 2017 were $13.3 and $34.2 compared with $41.1 in both the three- and nine-month periods of 2016. In the three and nine months ended September 30, 2017, systems gross margin was unfavorably impacted as a result of higher margin large projects in the prior year in EMEA and the Americas. In the three and nine months ended September 30, 2017, systems gross profit included non-routine charges of $13.3 and $35.9, respectively, primarily related to purchase accounting adjustments associated with the Acquisition. Systems gross profit also included restructuring charges of $1.2 and $2.8 in the three and nine months ended September 30, 2017, respectively.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Operating Expenses

The following table represents information regarding the Company's operating expenses:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	% Change	2017	2016	% Change
Selling and administrative expense	$208.8	$253.5	(17.6)	$692.6	$506.4	36.8
Research, development and engineering expense	34.2	31.3	9.3	114.4	67.4	69.7
Impairment of assets	—	—	—	3.1	—	N/M
(Gain) loss on sale of assets, net	5.6	(0.5)	N/M	(2.5)	(0.2)	N/M
Total operating expenses	$248.6	$284.3	(12.6)	$807.6	$573.6	40.8
N/M = Not Meaningful
Selling and administrative expense in the three months ended September 30, 2017, which included incremental expenses from the Acquisition accounted of $43.2, decreased primarily from the overall cost reductions tied to DN2020 and lower non-routine and restructuring expense as well as lower incentive compensation expense related to the Company's annual incentive plans and a favorable impact of a $6.7 adjustment related to a mark-to-market compensation program. These decreases were partially offset by an unfavorable currency impact of $10.8. The selling and administrative expense in the nine months ended September 30, 2017, which included incremental expenses from the Acquisition accounted for $274.2, decreased from the previously mentioned favorable impact from the overall cost reductions tied to DN2020 as well as lower incentive compensation expense related to the Company's annual incentive plans in addition to the mark-to-market compensation program. The decrease was offset by an unfavorable currency impact of $12.0.

Non-routine expenses in selling and administrative expense of $43.7 and $81.9 were included in the three months ended September 30, 2017 and 2016, respectively. The primary components of the non-routine expenses pertained to acquisition and divestiture costs totaling $19.7 and purchase accounting adjustments of $23.6 related to intangible asset amortization. Selling and administrative expense included restructuring charges of $2.6 and $5.0 in the three months ended September 30, 2017 and 2016, respectively. Non-routine expenses in selling and administrative expense of $132.5 and $113.6 were included in the nine months ended September 30, 2017 and 2016, respectively. The primary components of the non-routine expenses pertained to acquisition and divestiture costs totaling $69.4 and purchase accounting adjustments of $62.3 related to intangible asset amortization. Selling and administrative expense included restructuring charges of $13.4 and $8.6 in the nine months ended September 30, 2017 and 2016, respectively.

Research, development and engineering expense as a percent of net sales was 3.0 and 3.4 percent in the three and nine months ended September 30, 2017, respectively compared with 3.2 and 3.3 percent in the three and nine months ended September 30, 2016, respectively. Research, development and engineering expense was unfavorably impacted by incremental expense associated with the Acquisition in both the three- and nine-month periods. The incremental expense from the Acquisition accounted for $10.3 and $62.7 in research, development and engineering expense in the three and nine months ended September 30, 2017, respectively. In both the three and nine months ended September 30, 2017, research, development and engineering expense was favorably impacted by the benefits of streamlining the cost structure as part of the Company's integration activities. Research, development and engineering expense included restructuring reversals of $(0.4) and $(1.1) in the three and nine months ended September 30, 2017, respectively. Restructuring charges in the three and nine months ended September 30, 2016 were $0.1. Research, development and engineering expense included non-routine charges of $0.3 in the nine months ended September 30, 2017. Non-routine charges in the three and nine months ended September 30, 2016 were $0.9.

In the nine months ended September 30, 2017, the Company recorded impairments totaling $3.1 related to information technology transformation and integration activities.

In the three months ended September 30, 2017, the loss on sale of assets was primarily related to the divestiture of the Company's legacy ES business in Chile. In the nine months ended September 30, 2017, the gain on sale of assets primarily related to the Company's divestiture of the legacy business in the U.K. and the ES business located in Mexico, partially offset by the previously mentioned loss in the three-month period.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Operating expense as a percent of net sales in the three months ended September 30, 2017 was 22.1 percent compared with 28.9 percent in the three months ended September 30, 2016. Operating expense as a percent of net sales in the nine months ended September 30, 2017 was 24.0 percent compared with 27.7 percent in the nine months ended September 30, 2016.

Operating Profit

The following table represents information regarding the Company's operating profit:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	% Change	2017	2016	% Change
Operating profit (loss)	$(7.6)	$(86.7)	91.2	$(86.3)	$(82.1)	(5.1)
Operating profit margin	(0.7)%	(8.8)%		(2.6)%	(4.0)%

The loss in operating profit decreased in the three months ended September 30, 2017 compared to the same period in 2016 was primarily due to higher gross profit and lower operating expense. The loss in operating profit increased in the nine months ended September 30, 2017 compared to the same period in 2016 was primarily due to higher gross profit that more than offset an increase in operating expense, which included amortization of acquired intangible assets, restructuring and non-routine costs related to acquisitions and divestitures.

Other Income (Expense)

The following table represents information regarding the Company's other income (expense), net:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	% Change	2017	2016	% Change
Interest income	$4.3	$5.3	(18.9)	$15.8	$16.5	(4.2)
Interest expense	(27.7)	(32.4)	14.5	(90.7)	(68.2)	(33.0)
Foreign exchange gain (loss), net	3.2	2.0	60.0	(4.5)	(1.6)	(181.3)
Miscellaneous, net	(1.5)	(4.2)	64.3	1.7	3.6	(52.8)
Other income (expense), net	$(21.7)	$(29.3)	25.9	$(77.7)	$(49.7)	(56.3)

The decrease in interest income in the three and nine months ended September 30, 2017, compared with the same period in 2016, was as a result of lower interest income in Brazil. In addition, the Company's cash balances in the prior year three and nine months ended included funds held for the purchase of Wincor Nixdorf which generated additional interest income. Interest expense was lower in the three months ended September 30, 2017 compared to the same prior-year period due to the favorable impact of refinancing the debt related to the Acquisition, while interest expense was higher in the nine months ended September 30, 2017 associated with the financing required for the Acquisition. Foreign exchange gain (loss), net in the three-month period was favorable due to improved foreign currency hedging while the nine-month period was unfavorable as a result of the impact of the Acquisition. Miscellaneous, net in the three months ended September 30, 2016 included a mark-to market loss of $(3.6) associated with the Company’s foreign currency forward contract entered into on April 29, 2016. In addition, the nine months ended September 30, 2016 included a mark-to-market gain of $35.6 associated with the Company's foreign currency option contracts entered into on November 23, 2015, a mark-to-market loss of $26.3 associated with the Company’s foreign currency forward contract entered into on April 29, 2016 and $6.3 in financing fees related to the Company’s bridge financing required for the Acquisition.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Income (Loss) From Continuing Operations, Net of Tax

The following table represents information regarding the Company's income (loss) from continuing operations, net of tax:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	% Change	2017	2016	% Change
Income (loss) from continuing operations, net of tax	$(28.8)	$(97.2)	(70.4)	$(104.6)	$(97.3)	7.5
Percent of net sales	(2.6)%	(9.9)%		(3.1)%	(4.7)%
Effective tax rate	1.7%	16.2%		36.2%	26.2%

Loss from continuing operations, net of tax was $28.8 and $97.2 for the three months ended September 30, 2017 and 2016, respectively. The decrease is primarily due to the reasons described above and the change in income tax (benefit) expense.

The effective tax rate on the loss from continuing operations was 1.7 percent for the three months ended September 30, 2017 and 36.2 percent for the nine months ended September 30, 2017. The tax rate for the three months ended September 30, 2017 reflects an unfavorable adjustment relating to year-to-date changes in the Company's valuation allowance as well as higher than anticipated losses incurred in jurisdictions with a full valuation allowance throughout the period. During the three and nine months ended September 30, 2017, the overall reduction in the tax benefit was offset by the repatriation of foreign earnings and the associated recognition of foreign tax credits as well as favorable discrete items associated with the release of uncertain tax positions due to the expiration of the statute of limitations and reductions in the Company's deferred tax liability relating to undistributed foreign subsidiary earnings.

The effective tax rate on loss from continuing operations was 16.2 percent for the three months ended September 30, 2016 and 26.2 percent for the nine months ended September 30, 2016. The tax rate benefit on the loss for the three months and nine months ended September 30, 2016 was negatively impacted due to the recognition of unfavorable discrete items and expenses relating to the Acquisition.  The tax rate benefit on the loss for the nine months ended September 30, 2016 was also impacted by the favorable release of an uncertain tax position due to the expiration of the statute of limitations. The rate for both periods were negatively impacted by an increase in the deferred tax liability associated with the Company’s undistributed foreign subsidiary earnings.  The non-taxable foreign currency hedges related to the Acquisition generated a loss for the three months ended September 30, 2016 and a net gain for the nine months ended September 30, 2016, resulting in a decrease in the tax benefit for the three months ended September 30, 2016 and an increase in the tax benefit for the nine months ended September 30, 2016.

Income (Loss) From Discontinued Operations, Net of Tax

Income (loss) from discontinued operations, net of tax was $4.6 for the three months ended September 30, 2016. The closing of the NA electronic security divestiture occurred on February 1, 2016 and the Company recorded a gain (loss) on sale, net of tax, of 145.0 for the nine months ended September 30, 2016. Additionally, the income from discontinued operations, net of tax includes a net loss of 1.3 as a result of the operations included through February 1, 2016.

Net Income (Loss)

Net loss decreased $73.0 to a net loss of $(28.8) for the three months ended September 30, 2017, compared to net loss of $(101.8) for the same period in 2016 due to the reasons described above.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Segment Net Sales and Operating Profit Summary

The following tables represent information regarding the Company's net sales and operating profit by reporting segment:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Services:	2017	2016	% Change	2017	2016	% Change
Net sales	$605.9	$484.6	25.0	$1,759.3	$1,131.1	55.5
Segment operating profit (loss)	$88.8	$77.5	14.6	$247.0	$211.5	16.8
Segment operating profit margin	14.7%	16.0%		14.0%	18.7%

Services net sales increased $121.3 or 25.0 percent and included a net favorable currency impact of $9.8 in the three months ended September 30, 2017. In the three-month period, the impact of the Acquisition was $123.4. Excluding the incremental net sales from the Acquisition and currency, services sales decreased $11.9 attributable to lower installation revenue tied to decreased systems volumes and the run-off of multi-vendor service contracts in the Americas. These decreases were partially offset by higher service maintenance revenue in EMEA and AP. Additionally, AP benefited from higher managed services revenue.

In the nine months ended September 30, 2017, Services net sales increased $628.2 or 55.5 percent and included a net favorable currency impact of $14.7. For the nine months ended September 30, 2017, the impact of the Acquisition was $652.5. Excluding the incremental net sales from the Acquisition and currency, net sales decreased $39.0 attributable to the run-off of multi-vendor service contracts as well as lower installation revenue tied to decreased systems volumes in the Americas. This was partially offset by higher managed services revenue in AP. Services net sales also included an unfavorable impact of $15.2 related to purchase accounting adjustments.

Segment operating profit increased $11.3 and $35.5 in the three and nine months ended September 30, 2017, respectively. The incremental portion from the Acquisition accounted for $5.5 and $27.2 in segment operating profit in the three and nine months ended September 30, 2017, respectively. Both the three and nine months ended September 30, 2017 benefited from incremental gross profit associated with the Acquisition of $22.9 and $118.4, respectively. This incremental gross profit was partially offset by incremental operating expenses associated with the Acquisition, which was $17.5 and $91.2 in the three and nine months ended September 30, 2017, respectively. Excluding the incremental portion from the Acquisition, segment operating profit increased $16.4 in the three and nine months ended September 30, 2017 driven by lower operating expense that was partially offset by lower gross profit as a result of contract maintenance revenue declines in the Americas combined with increased labor investments. In the nine months ended September 30, 2017, segment operating profit decreased $16.8. This decrease was primarily driven by lower gross profit as a result of contract maintenance revenue declines in the Americas combined with increased labor investments. The labor investments are a result of higher turnover rates of technicians and the associated training to support additional product lines. Additionally, both time periods were adversely impacted by lower installation gross profit as a result of decreased systems volumes. The segment benefited from lower operating expense related to integration activities in both the of three- and nine-month periods ended September 30, 2017.

Segment operating profit margin decreased in part to the impact of the Acquisition, which utilizes a higher third-party labor model to support its service and software revenue stream, resulting in a dilutive effect on margins in the three and nine months ended September 30, 2017.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Software:	2017	2016	% Change	2017	2016	% Change
Net sales	$119.8	$86.4	38.7	$337.9	$139.4	142.4
Segment operating profit (loss)	$11.1	$7.6	46.1	$22.8	$(0.5)	N/M
Segment operating profit margin	9.3%	8.8%		6.7%	(0.4)%

Software net sales increased $33.4 or 38.7 percent included incremental net sales from the Acquisition of $33.9 and a net favorable currency impact of $3.2. In the three-month period, the Acquisition accounted for $79.8 in software net sales compared with $59.2 in the prior year period and included a net favorable currency impact of $2.7. Excluding the incremental portion from the Acquisition and currency, software sales decreased $3.7 attributable to lower sales in EMEA and the Americas.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

In the nine months ended September 30, 2017, software net sales increased $198.5 or 142.4 percent including incremental net sales from the Acquisition of $202.5 and a net favorable currency impact of $4.3. Excluding the incremental net sales from the Acquisition and currency, net sales decreased $8.3 primarily related to lower volumes in the Americas and EMEA.

Segment operating profit increased $3.5 and $23.3 in the three and nine months ended September 30, 2017, respectively. The Acquisition was responsible for an additional $12.5 and $24.6 segment operating loss in the three and nine months ended September 30, 2017, respectively. The impact of the incremental portion from the Acquisition on gross profit was negligible in the three-month period, however, the nine-month period benefited from the incremental gross profit. The gross profit was offset by incremental operating expenses associated with the Acquisition of $112.8 and $71.5 in the three and nine months ended September 30, 2017, respectively. Excluding the incremental portion from the Acquisition, operating profit increased $8.0 and $10.0 in the three and nine months ended September 30, 2017, respectively. The increase in operating profit was driven by lower operating expense and higher gross profit across all regions in both the three- and nine-month periods.

Segment operating profit margin increased due to the positive impact of the Acquisition as well as lower operating expense resulting from the cost reduction integration activities in the three and nine months ended September 30, 2017.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Systems:	2017	2016	% Change	2017	2016	% Change
Net sales	$397.0	$412.3	(3.7)	$1,262.2	$802.4	57.3
Segment operating profit (loss)	$(1.3)	$(5.0)	74.0	$(6.8)	$(34.1)	80.1
Segment operating profit margin	(0.3)%	(1.2)%		(0.5)%	(4.2)%

Systems net sales decreased $15.3 or 3.7 percent, which included incremental net sales from the Acquisition of $101.0 and a net favorable currency impact of $12.1. Excluding the incremental net sales from the Acquisition and currency, systems net sales decreased $128.4 primarily attributable to to fewer large projects in the Americas and EMEA and lower demand in Brazil for voting and lottery solutions.

In the nine months ended September 30, 2017, systems revenue increased $459.8 or 57.3 percent including incremental net sales from the Acquisition of $662.7 and a net favorable currency impact of $14.0. Excluding the incremental net sales from the Acquisition and currency, net sales decreased $216.9 as systems net sales were adversely impacted by lower retail solutions activity in the Americas and lower banking solutions activity across the Company. In the Americas and EMEA, the volume declines were primarily due to lower banking project activity and in AP mainly due to structural changes in the market. Systems net sales also included an unfavorable impact of $15.3 related to purchase accounting adjustments.

Segment operating loss decreased $3.7 and $27.3 in the three and nine months ended September 30, 2017, respectively. The incremental portion from the Acquisition was a $23.9 and $16.5 segment operating loss in the three and nine months ended September 30, 2017, respectively. Both the three and nine months ended benefited from incremental gross profit associated with the Acquisition, which has a larger mix of higher margin business across both banking and retail solutions. This incremental gross profit was partially offset by incremental operating expenses associated with the Acquisition, which was $25.7 and $132.1 in the three and nine months ended September 30, 2017, respectively. Excluding the incremental portion from the Acquisition, segment operating profit increased $50.6 and $22.3 in the three and nine months ended September 30, 2017, respectively. In the three and nine month period, the increase in segment operating profit was a combination of lower operating expense and increased gross profit as result of integration activities. In the nine-month period, the increase in segment operating profit was offset by volume declines in the Americas as well as in EMEA due to higher project activity in the prior-year period.

Segment operating profit margin increased due to the positive impact of lower operating expense resulting from the cost reduction integration activities offset by lower retail solutions activity in the Americas and lower banking solutions activity across the Company in the three and nine months ended September 30, 2017.

Refer to note 20 to the condensed consolidated financial statements for further details of segment net sales and operating profit.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Liquidity and Capital Resources

The Company's total cash and cash availability as of September 30, 2017 and December 31, 2016 was as follows:

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$380.7	$652.7
Additional cash availability from
Uncommitted lines of credit	167.2	198.6
Revolving Facility	400.0	520.0
Short-term investments	64.0	64.1
Total cash and cash availability	$1,011.9	$1,435.4

Capital resources are obtained from income retained in the business, borrowings under the Company’s committed and uncommitted credit facilities and future issuances of long-term debt as well as operating and capital leasing arrangements. Management expects that the Company’s capital resources will be sufficient to finance planned working capital needs, research and development activities, restructuring and integration activities, investments in facilities or equipment, pension contributions, repayments of debt, redemption payments for redeemable noncontrolling interests, the payment of dividends on the Company’s common shares and any repurchases of the Company’s common shares for at least the next 12 months. As of September 30, 2017, $382.9 or 86.1 percent of the Company's cash and cash equivalents and short-term investments reside in international tax jurisdictions. Repatriation of these funds could be negatively impacted by potential payments for foreign and domestic taxes. The Company has approximately $167 of earnings that are available for repatriation with no additional tax expense as the Company has already provided for such taxes. Part of the Company’s growth strategy is to pursue acquisitions complementary to the Company's future structure. The Company has made acquisitions in the past and intends to make acquisitions in the future. The Company intends to finance any future acquisitions with either cash and short-term investments, cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares.

The following table summarizes the results of the Company's condensed consolidated statement of cash flows for the nine months ended September 30:

Summary of cash flows:	2017	2016
Net cash used by operating activities - continuing operations	$(235.3)	$(186.4)
Net cash used by investing activities - continuing operations	(78.7)	(879.0)
Net cash provided by financing activities	22.7	1,138.4
Discontinued operations, net	—	353.7
Effect of exchange rate changes on cash and cash equivalents	19.3	9.4
(Decrease) increase in cash and cash equivalents	$(272.0)	$436.1

Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impact reported cash flows.

Net cash used by operating activities - continuing operations was $235.3 for the nine months ended September 30, 2017, an increase in use of $48.9 from $186.4 for the same period in 2016.

•
The net aggregate of trade accounts receivable, inventories and accounts payable used $96.3 and $90.0 in operating cash flows during the nine months ended September 30, 2017 and 2016, respectively. In general, the amount of cash flow provided or used by the aggregate of trade accounts payable, inventories and trade accounts receivable depends upon how effectively the Company manages the cash conversion cycle, which represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period. Accounts receivable cash use improved compared to prior-year same period primarily due to collections in AP and EMEA in connection with the Company's working capital initiative. Inventory cash use increased compared to the same period in the prior year as a result of delays in shipments that required the Company to hold additional inventory, particularly in the Americas.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

•
In the aggregate, the other combined certain assets and liabilities used $247.6 and $78.1 of operating cash during the nine months ended September 30, 2017 and 2016, respectively. The increase in use was primarily due to interest paid as a result of the Company's increased debt incurred to finance the Acquisition, restructuring payments primarily related to DN2020, VAT payments associated with increased EMEA net sales and a netting settlement with Securitas AB offset by deferred revenue cash provided by the collection of customer prepayments, mainly on service contracts compared to the same period in the prior year. Additionally, there were non-cash uses primarily related to taxes of $84.4 offset by non-cash sources of Diebold Nixdorf AG accrued noncontrolling interest dividend of $25.5.

The most significant changes in adjustments to net income includes increased depreciation and amortization expense and additional share-based compensation. Depreciation and amortization expense increased $111.1 to $185.4 during the nine months ended September 30, 2017 compared to $74.3 during the same period in 2016 primarily due to incremental intangible assets amortization expense related to the Acquisition. Share-based compensation increased $8.9 to $23.1 for the nine months ended September 30, 2016 due to incremental awards granted in connection with the Acquisition. Adjustments to net income also includes (gain) loss on sale of assets, net, which consisted primarily of the gains from divestitures of the legacy Diebold business in the U.K. and the ES business located in Mexico offset by the loss from sale of the ES business in Chile. In connection with the Acquisition, the Company entered into foreign currency option and forward contracts to hedge against the effect of exchange rate fluctuations on the cash purchase consideration, acquisition-related costs and any outstanding Diebold Nixdorf AG borrowings that were euro denominated and expected to be paid on or near the closing of the Acquisition. During the nine months ended September 30, 2016, the Company recorded a $9.3 mark-to-market net gain on foreign currency option and forward contracts which is reflected in miscellaneous, net.

Investing Activities

Net cash used by investing activities - continuing operations was $78.7 and $879.0 for the nine months ended September 30, 2017 and 2016, respectively. The maturities and purchases of investments primarily relate to short-term investment activity in Brazil and for 2017 also include the Company's investment in Kony. The proceeds from the sale of assets primarily include cash from the divestitures of the legacy Diebold business in the U.K. and the ES businesses located in Mexico and Chile. The $800.3 change was primarily due to the funding of the Acquisition offset by $16.2 of proceeds from sale of foreign currency option contracts and payments for acquisitions of Moxx and Visio for $5.6 in the aggregate, net of cash acquired, and other investing activities. This decrease was partially offset by an increase in capital expenditures and certain other assets of $17.8 and $9.0 primarily due to the incremental expenditures related to the Acquisition. The Company's capital expenditures reflect normal investment activities to support operations. As a result of anticipated steps in forming the Inspur JV, the Company deposited $7.9 into a restricted escrow account, which is included in restricted cash from investing activities of the condensed consolidated statements of cash flows and in other current assets of the condensed consolidated balance sheets as of September 30, 2017.

The cash provided by the discontinued operations, net, includes the cash provided by the operations of the NA electronic security business. In the first quarter of 2016, discontinued operations, net, primarily related to the $365.1 proceeds received for the NA electronic security business divestiture.

Financing Activities

Net cash provided by financing activities was $22.7 and $1,138.4 for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $1,115.7. The change was primarily due to the decrease of $1,132.9 in debt borrowings, net of repayments primarily related to funding the Acquisition in 2016 and an increase of $14.2 cash distributions to noncontrolling interests primarily related to Diebold Nixdorf AG offset the reduction in dividends paid. Refer to note 13 to the condensed consolidated financial statements for details of the Company's cash flows related to debt borrowings and repayments.

Debt As of September 30, 2017, the Company had various international short-term uncommitted lines of credit with borrowing limits of $191.4. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of September 30, 2017 and December 31, 2016 was 9.10 percent and 9.87 percent, respectively. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at September 30, 2017 was $167.2.

The Company entered into a revolving and term loan credit agreement (the Credit Agreement), dated as of November 23, 2015, among the Company and certain of the Company's subsidiaries, as borrowers, JPMorgan Chase Bank, N.A., as Administrative

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Agent, and the lenders named therein. The Credit Agreement included, among other things, mechanics for the Company’s existing revolving and term loan A facilities to be refinanced under the Credit Agreement. On December 23, 2015, the Company entered into a Replacement Facilities Effective Date Amendment, which amended the Credit Agreement, among the Company, certain of the Company’s subsidiaries, the lenders identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to which the Company refinanced its $520.0 revolving and $230.0 term loan A senior unsecured credit facilities (which have been terminated and repaid in full) with, respectively, a new unsecured revolving facility (the Revolving Facility) in an amount of up to $520.0 and a new (non-delayed draw) unsecured term loan A facility (the Term Loan A Facility) on substantially the same terms as the Delayed Draw Term Loan A Facility (as defined in the Credit Agreement) in the amount of up to $230.0. On December 23, 2020, the Term Loan A Facility will mature and the Revolving Facility will automatically terminate. The weighted-average interest rate on outstanding Revolving Facility borrowings as of September 30, 2017 and December 31, 2016 was 3.25 percent and 2.56 percent, respectively, which is variable based on the London Interbank Offered Rate (LIBOR). The amount available under the Revolving Facility as of September 30, 2017 was $400.0.

On April 19, 2016, the Company issued the 2024 Senior Notes in an offering exempt from the registration requirements of the Securities Act of 1933 (the Securities Act) in connection with the Acquisition. The 2024 Senior Notes are and will be guaranteed by certain of the Company’s existing and future domestic subsidiaries.

On May 9, 2017, the Company entered into an incremental amendment to its Credit Agreement (the Incremental Agreement) which reduced the initial term loan B facility (the Term Loan B Facility) of a $1,000.0 U.S. dollar-denominated tranche to $475.0. The reduction was funded using the $250.0 proceeds drawn from the Delayed Draw Term Loan A Facility, a replacement of $70.0 with Term Loan B Facility - Euro and previous principal payments.

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

The Credit Agreement financial covenant ratios at September 30, 2017 are as follows:

•
a maximum total net debt to adjusted EBITDA leverage ratio of 4.50 to 1.00 for the three months ended September 30, 2017 (reducing to 4.25 on December 31, 2017, further reduced to 4.00 on December 31, 2018, and further reduced to 3.75 on June 30, 2019); and

•	a minimum adjusted EBITDA to net interest expense coverage ratio of not less than 3.00 to 1.00

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Below is a summary of financing and replacement facilities information:

Financing and Replacement Facilities	Interest Rate Index and Margin	Maturity/Termination Dates	Initial Term (Years)
Credit Agreement facilities
Revolving Facility	LIBOR + 2.00%	December 2020	5
Term Loan A Facility	LIBOR + 2.00%	December 2020	5
Delayed Draw Term Loan A Facility	LIBOR + 2.00%	December 2020	5
Term Loan B Facility - USD	LIBOR(i) + 2.75%	November 2023	7.5
Term Loan B Facility - Euro	EURIBOR(ii) + 3.00%	November 2023	7.5
2024 Senior Notes	8.5%	April 2024	8

(i)	LIBOR with a floor of 0.0%.

(ii)	EURIBOR with a floor of 0.0%.

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

The Company’s financing agreements contain various restrictive financial covenants, including net debt to EBITDA and net interest coverage ratios. As of September 30, 2017, the Company was in compliance with the financial and other covenants within its debt agreements.

Dividends The Company paid dividends of $22.9 and $57.0 in the nine months ended September 30, 2017 and 2016, respectively. Quarterly dividends were $0.10 per share for the nine months ended September 30, 2017 compared to $0.2875 per share for the nine months ended September 30, 2016.

Contractual Obligations In the first nine months ended of 2017, the Company entered into purchase commitments due within one year for materials through contract manufacturing agreements for a total negotiated price. At September 30, 2017, the Company had purchase commitments due within one year totaling $7.2 for materials through contract manufacturing agreements at negotiated prices.

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

Except for the items noted above, all contractual cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at September 30, 2017 compared to December 31, 2016.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2017
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

Management believes there have been no significant changes during the nine months ended September 30, 2017 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Some of the risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements include, but are not limited to:

•	the ultimate impact of the DPLTA with Diebold Nixdorf AG and the outcome of the appraisal proceedings initiated in connection with the implementation of the DPLTA;

•	the ultimate outcome and results of integrating the operations of the Company and Diebold Nixdorf AG;

•	the ultimate outcome of the Company’s pricing, operating and tax strategies applied to Diebold Nixdorf AG and the ultimate ability to realize synergies;

•	the Company's ability to successfully operate its strategic alliances in China with the Inspur Group and Aisino Corp.;

•	the impact of market and economic conditions on the financial services industry;

•	the capacity of the Company's technology to keep pace with a rapidly evolving marketplace;

•	pricing and other actions by competitors;

•	the effect of legislative and regulatory actions in the United States and internationally;

•	the Company's ability to comply with government regulations;

•	the impact of a security breach or operational failure on the Company's business;

•	the Company's ability to successfully integrate acquisitions into its operations; and

•	the impact of the Company's strategic initiatives, including the Company's DN2020 plan.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Item 3: Quantitative and Qualitative Disclosures About Market Risk

On August 15, 2016, the Company designated its €350.0 euro-denominated Term Loan B Facility as a net investment hedge of its investments in certain subsidiaries that use the Euro as their functional currency in order to reduce volatility in stockholders' equity caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. Dollar. Effectiveness is assessed at least quarterly by confirming that the respective designated net investments' net equity balances at the beginning of any period collectively continues to equal or exceed the balance outstanding on the Company's Euro-denominated term loan. Changes in value that are deemed effective are accumulated in AOCI. When the respective net investments are sold or substantially liquidated, the balance of the cumulative translation adjustment in AOCI will be reclassified into earnings. The net gain (loss) recognized in AOCI on net investment hedge foreign currency borrowings was $(12.0) in the three months ended September 30, 2017 and $(37.8) for the nine months ended September 30, 2017. On March 30, 2017, the Company de-designated €130.6 of its euro-denominated Term Loan B Facility and on May 9, 2017, the Company designated an additional €66.8 of its euro-denominated Term Loan B Facility as a result of its repricing described under note 13 to the condensed consolidated financial statements.

Refer to the Company’s annual report on Form 10-K for the year ended December 31, 2016 for a discussion of market risk exposures. There have been no material changes in this information since December 31, 2016.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2017
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

In connection with the preparation of this quarterly report on Form 10-Q, the Company's management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that such disclosure controls and procedures were effective as of September 30, 2017.

Change in Internal Controls

We have extended the Company's oversight and monitoring processes that support its internal control over financial reporting to include Diebold Nixdorf AG's operations.

During the quarter ended September 30, 2017, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2017
(in millions, except share and per share amounts)

Part II – Other Information
Item 1: Legal Proceedings

At September 30, 2017, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims.

For more information regarding legal proceedings, please refer to Part I, Item 3 of the Company's annual report on Form 10-K for the year ended December 31, 2016. There have been no material developments with respect to the legal proceedings reported in the Company's annual report on Form 10-K for the year ended December 31, 2016.

Item 1A: Risk Factors

Refer to the Company’s annual report on Form 10-K for the year ended December 31, 2016, and the Company's quarterly reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017. There has been no material change to this information since June 30, 2017.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Information concerning the Company’s share repurchases made during the third quarter of 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
July	4,136	$26.36	—	2,426,177
August	3,547	$22.59	—	2,426,177
September	2,590	$22.53	—	2,426,177
Total	10,273	$24.09	—

(1)	All shares were surrendered or deemed surrendered to the Company in connection with the Company’s share-based compensation plans.

(2)
The total number of shares repurchased as part of the publicly announced share repurchase plan since its inception was 13,450,772 as of September 30, 2017. The plan was approved by the Board of Directors in 1997. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. The plan has no expiration date. The following table provides a summary of Board of Directors approvals to repurchase the Company’s outstanding common shares:

Total Number of Shares Approved for Repurchase
1997	2,000,000
2004	2,000,000
2005	6,000,000
2007	2,000,000
2011	1,876,949
2012	2,000,000
15,876,949

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2017
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

DIEBOLD NIXDORF, INCORPORATED

Date:	October 31, 2017		/s/ Andreas W. Mattes
		By:	Andreas W. Mattes
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 31, 2017		/s/ Christopher A. Chapman
		By:	Christopher A. Chapman
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)