Form 10-K
period 2017-12-31
DIEBOLD NIXDORF, Inc
filed 2018-02-28
CIK 28823

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐	(do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
Approximate aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2017, based upon the closing price on the New York Stock Exchange on June 30, 2017, was $2,106,512,828.
Number of common shares outstanding as of February 23, 2018 was 75,940,277.
DOCUMENTS INCORPORATED BY REFERENCE
Listed hereunder are the documents, portions of which are incorporated by reference, and the parts of this Form 10-K into which such portions are incorporated:
Diebold Nixdorf, Incorporated Proxy Statement for 2018 Annual Meeting of Shareholders to be held on or about April 25, 2018, portions of which are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1: BUSINESS
(dollars in millions)

GENERAL

Diebold Nixdorf, Incorporated (collectively with its subsidiaries, the Company) provides Connected Commerce solutions which enable millions of transactions each day. The Company’s approximately 23,000 employees design and deliver convenient, “always on” and highly secure solutions that bridge the physical and the digital worlds of transactions. Customers of the Company include nearly all of the world’s top 100 financial institutions and a majority of the top 25 global retailers.

In 2016, the Company changed its name from Diebold to Diebold Nixdorf, following the transformational acquisition of Wincor Nixdorf Aktiengesellschaft (now known as Diebold Nixdorf AG) (the Acquisition). As a result of this acquisition, the Company has significantly increased its presence around the world and now conducts business in more than 130 countries. The Company was founded in 1859 and is incorporated under the laws of the state of Ohio.

Strategy
The Company’s Connected Commerce strategy seeks to continually enhance the consumer experience at banking and retail locations while simultaneously streamlining cost structures and business processes through the smart integration of hardware, software and services. This business requires ongoing investment in the development of intelligent information technology (IT) solutions and in the further development of our industry-leading services organization. The Company will continuously refine its research and development (R&D) spend in support of a better transaction experience for consumers and additionally accelerate the development and integration of innovative technology including cloud computing technology, touch points, sensors and connectivity to the Internet of Things, as well as open and agile software.

Integration and Transformation Program

Commensurate with its strategy, the Company is executing a multi-year integration and transformation program, called DN2020, which aligns employee activities with the Company's goal of realizing $240 of operating profit savings by the year 2020. Additional objectives of the program are to deliver greater innovation for customers, career enrichment opportunities for employees, and enhanced value for shareholders. DN2020 consists of six inter-related elements:

Advancing the Company's Connected Commerce Strategy - the Company will continue to develop innovative technology and partner with external companies to deliver highly secure customer-centric solutions. This includes the application of cloud computing technology, mobile technology, sensors and the Internet of Things, as well as open and agile software delivered “as-a-service."

Pursuing Finance Excellence - the Company will continuously improve its financial reporting, analysis and controls by emulating best practices from similar business entities. The Company's initiatives are designed to improve forecasting accuracy, optimize working capital management and pursue prudent capital allocation strategies which enhance shareholder value. At present, the Company's capital allocation priorities are to reduce its leverage and accelerate the realization of its cost reductions and synergies.

Executing the Company's Integration Plan - the Company’s detailed integration plan is designed to harmonize legacy business practices and build upon the best practices from each legacy company. The integration plan will leverage the Company's global scale, reduce overlap and improve the profitability of the Company.

Pursuing Operational Excellence - to strengthen its market leading position, the Company will implement best practices to improve operational efficiency and increase customer satisfaction. Robust reporting and tracking tools will be used to achieve best-in-class service and manufacturing levels.

Establish an Innovative Culture, which Attracts Industry-Leading Talent - the Company aims to become an employer of choice in the Connected Commerce space. We are building a culture characterized by innovation, customer collaboration, accountability and strong ethical behavior. The Company encourages experiential learning and will invest in training resources for the purposes of developing a vibrant workforce and expanding its leadership in Connected Commerce. Performance-based rewards and recognition policies are aligned with Company objectives and market opportunities.

Pursuing Sales Excellence - a capable and progressive sales organization is vital to the future growth of the Company. The Company will invest in the sales organization to ensure it has the skills, resources, and processes needed to support customers in their digital transformation journey. At the country level, we will optimize sales staffing and invest in partner programs commensurate with overall market demand. As a result of these investments, the Company expects to increase its pipeline of opportunities and increase its win rate over time.

The financial objective of DN2020 is to realize approximately $240 of cost savings through 2020, including improvements realized through the Acquisition. Cost savings include:

•	Realizing volume discounts on direct materials

•	Harmonizing the solutions set of platforms and components

•	Increasing utilization rates of the service technicians

•	Rationalizing facilities in the regions

•	Streamlining corporate and general and administrative functions

•	Harmonizing back office solutions.

In order to achieve these savings, the Company has and will continue to invest significant dollars to restructure the workforce, integrate and optimize systems, streamline legal entities and consolidate real estate holdings. By executing these activities, the Company expects to deliver greater innovation for customers, career enrichment opportunities for employees, and enhanced value for shareholders.

CONNECTED COMMERCE SOLUTIONS

Services line of business (LOB)

With approximately 15,000 highly-trained service employees and a global delivery network, Diebold Nixdorf is the global leader in servicing distributed digital and physical assets for banking and retail customers. These services enable customers to meet the growing demand for transaction availability at automated teller machines (ATMs), point of sale (POS), self-checkout systems (SCO) and other distributed assets in a cost-effective manner. The Company’s global customer care center offers around-the-clock availability and is proficient in supporting customers in more than 25 languages. Recent investments in additional service technicians, training and support systems is optimizing the Company's service delivery. The global service supply chain optimizes the process for obtaining replacement parts, making repairs, and implementing new features and functionalities. The Company also possesses deep experience in installing, maintaining and upgrading customer touchpoints manufactured by other vendors, also known as multi-vendor support.

Product-related services provided by the Company include rapid resolution of incidents through remote service capabilities or an on-site visit. First and second line maintenance, preventive maintenance and on-demand services leverage a standardized incident management process to increase uptime of distributed assets.

Managed services and outsourcing consists of managing the end-to-end business processes, technology integration, and day-to-day operation of the self-service channel, bank branch and retail store networks. Managed services is the integrator of our solutions by bringing together services, software and systems into a long-term, outcome-based solution. Offerings include store lifecycle management, self-service fleet management, branch lifecycle management, ATM as-a-service and managed mobility services. The Company also provides a full array of cash management services, which optimizes the availability and cost of physical currency across the enterprise through efficient forecasting, inventory and replenishment processes. These services mitigate customer risks by relying on proven monitoring and reporting processes, secure tools and partnerships with larger cash-in-transit companies. In 2017, the Company began to provide new managed mobility services which efficiently operate retailers’ network of handheld devices.

Under DN2020, the Services LOB has a dual mandate of delivering revenue growth while improving efficiency. Sources of top-line growth include 1) increasing the Company's service attach rate on any unserved ATMs, POS and SCO systems in use, 2) up-selling current customers on managed services and 3) increasing billed work revenue by leveraging best practices across different countries and regions. The Services LOB expects to improve operating efficiency by implementing standard service tools, optimizing business processes, increasing the market acceptance of remote connection and resolution, and streamlining global delivery centers and stocking facilities.

Software LOB

The Company provides front-end applications for consumer connection points and back-end platforms that manage channel transactions, operations and integration. These hardware-agnostic software applications facilitate millions of transactions via ATMs, POS terminals, kiosks, and other self-service devices. The Company's platform software is installed within bank and retail data centers to facilitate omnichannel transactions, endpoint monitoring, remote asset management, customer marketing, merchandise management and analytics. These offerings include highly configurable, application program interface (API) enabled software that automates banking and retail transactions across channels. This multi-vendor software portfolio is designed to meet the evolving demands of a customer's self-service network including:

•	Connection points

•	Transaction management

•	Operations and security

•	Customer engagement

•	Analytics and digital

In October 2017, the Company introduced Vynamic, the first end-to-end Connected Commerce software portfolio in the banking and retail marketplace. This offering establishes the evolutionary path for the Company's current software offerings including Vista, Commander, Xpression, PCE, Procash and TP.net. The Vynamic suite's open API architecture is built to eliminate the traditional focus on internal silos and enable tomorrow's inter-connected partnerships between financial institutions, retailers and payment providers. The Vynamic portfolio leverages data analytics to enable businesses to make intuitive, predictive and adaptive data–driven decisions and can be delivered as-a-service using cloud computing. Built to enable seamless consumer experiences across mobile devices, ATMs, POS terminals, branches, stores, kiosks and online channels, Vynamic extends beyond omnichannel to enable banks and retailers to create seamless, secure, highly personal connections across numerous digital and physical channels.

In the retail business, the Company provides a comprehensive, modular solution suite which is capable of enabling the most advanced omnichannel retail use cases. Also sold under the Vynamic portfolio, retail software improves end-to-end store processes and provides continuous connected consumer engagements in support of a digital ecosystem. This includes click & collect, reserve & collect, in-store ordering and return to store processes across the retailers' physical and digital sales channels. Data from a number of sources, such as enterprise resource planning (ERP), POS, store systems and customer relationship management systems (CRM), may be integrated across all customer connection points to create differentiated consumer experiences. Recent innovations include:

•
Vynamic Engage: A new cloud-based, software-as-a-service solution that enables a 360-degree view of customer behavior at every touchpoint. Customers may use the software to offer targeted promotions and conduct real-time campaigns across all channels.

•	Vynamic Mobile Shopper: Offering mobile self-scanning capabilities via both retail-hardened devices and consumer smartphones.

•	Vynamic Mobile Retail: A mobile scan & go application built on the Kony platform and enriched with personalization features from Vynamic Engage.

An important enabler of the Company’s software business is the more than 1,900 professional service employees who provide systems integration, customization, consulting and project management. The Company's advisory services team collaborates with its customers to help define optimal user experience, improve business processes, refine existing staffing models and deploy technology to meet branch automation objectives.

Systems LOB

Through collaboration with customers, engineering excellence and an efficient supply chain, the Company delivers industry-leading customer touchpoints to banks, retailers and other customers. These systems enable highly secure physical and digital transactions around the world. The Company integrates component technologies according to customer specifications in order to optimize the total cost of ownership and maximize transaction availability while creating a positive impression on customers.

The systems portfolio for banking customers consists of cash recyclers and dispensers, intelligent deposit terminals, teller automation and kiosk technologies, as well as physical security solutions. Recent innovation concepts include the miniaturized Extreme ATM, Essence and Fusion. Extreme ATM is the smallest ATM ever developed at less than 10” wide, which allows customers to stage transactions on mobile phones and complete transactions using Bluetooth® devices or near-field communication. Essence is a highly-secure and miniaturized ATM that features a sleek, antimicrobial glass touchscreen display and enhanced user interface modeled after today’s smartphones and tablet computers. Fusion is a modular and dynamic self-service touchpoint consisting of three interchangeable user interfaces that can connect with three different cash handling platforms.

For retail customers, the checkout portfolio includes modular, integrated and mobile POS systems that meet evolving automation and omni-channel requirements of consumers. Supplementing the POS system is a broad range of peripherals, including printers, scales and mobile scanners, as well as the cash management portfolio which offers a wide range of banknote and coin processing systems. The portfolio, the Company also provides self-checkout terminals and ordering kiosks which facilitate an efficient and user-friendly purchasing experience. The Company’s hybrid product line, the BEETLE iSCAN EASY eXpress, can alternate from attended operation to self-checkout with the press of a button as traffic conditions warrant. The K-Two Kiosk automates routine tasks and in-store transactions, offers order-taking abilities at quick service restaurants (QSR) and fast casual restaurants, provides customer service, supplies product information, sells tickets and presents functionality that furthers store digitalization.

Under the DN2020 program, the Systems LOB objectives include introducing new innovations which are aligned with changing consumer demands and delivering greater operating efficiencies. With respect to innovation, the Company will continue to spend significant R&D dollars on the latest technology, which includes:

•	Advanced security solutions including anti-skimming card readers, biometric authentication and a modular, scalable architecture suited for various threat environments and risk appetites;

•	Facilitating real-time monitoring activities through the use of advanced sensors;

•	Remote and assisted self-service solutions including in-store/branch tablet notifications and two-way video capabilities;

•	Mobile connectivity to support contactless transactions; and

•	Miniaturization technologies needed for branch/store transformation.

With respect to operating efficiencies, the Company's activities include:

•	Leveraging the purchasing power of the Company through its procurement partnership program;

•	Streamlining the product portfolio - including terminals, core technologies and components;

•	Developing a partner ecosystem to complement the Company's core technologies; and

•	Consolidating manufacturing capacity to optimize fixed costs

Leveraging the broad portfolio of solutions, the Company offers customers the flexibility to select the combination of services, software and systems that drives the most value to their business. For example, the Company offers end-to-end branch and store automation solutions that consist of the complete value chain of consult, design, build and operate. Branch and store automation helps financial institutions grow revenue, reduce costs, and increase convenience and security for their customers by migrating routine transactions, typically done inside the branch or store, to lower-cost automated channels. The Company’s advisory services team collaborates with its clients to define the ideal customer experience, modify processes, refine existing staffing models and deploy technologies that meet business objectives.

Segment financial information can be found in note 22 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K.

COMPETITION

The Company competes with global, regional and local competitors to provide Connected Commerce solutions to financial institutions and retailers. Changing customer demands require the Company's customers to transform their business processes by investing in innovative technology. The Company differentiates its offerings by providing a wide range of innovative solutions.

Based upon outside independent industry surveys from Retail Banking Research (RBR), the Company believes that it is a leading service provider and manufacturer of self-service solutions across the globe. The Company maintains a global service infrastructure that allows it to meet delivery deadlines. Many of the Company’s customers are beginning to adopt branch automation solutions which improve the customer experience and enhance efficiency. The complexity of new hardware, software and service solutions is resulting in longer sales and deployment cycles for large projects. As the trend towards branch and store automation continues, the traditional lines of “behind the counter” and “in front of the counter” solutions are eroding, which creates additional opportunity for the Company while increasing the number of competitors. The Company differentiates its offerings by leveraging innovations in advanced security, biometric authentication, mobile connectivity to support contactless transactions, advanced sensors, cloud computing and the Internet of Things to facilitate real-time monitoring activities, and miniaturization technologies. With regard to Microsoft’s plan to end support for Windows 7 in 2020, Diebold Nixdorf became the first ATM provider to ship Windows 10 ready products.

Competitors in the self-service banking market include NCR, Nautilus Hyosung, GRG Banking Equipment, Glory Global Solutions, Oki Data and Triton Systems, as well as a number of localized manufacturing and service providers such as Fujitsu and Hitachi-Omron in Asia Pacific (AP); Hantle/GenMega in North America (NA); KEBA in Europe, Middle East and Africa (EMEA); and Perto in Latin America (LA). In a number of markets, the Company sells to but also competes with independent ATM deployers such as Cardtronics, Payment Alliance International and Euronet.

In Brazil, the Company provides election systems, lottery terminals and product support to the Brazil government. Competition in this market segment is based upon technology pre-qualification demonstrations.

In the retail market, the Company is a market leader in helping retailers to transform their stores to a consumer-centric approach by providing electronic POS (ePOS), automated checkout solutions, cash management, a software suite and services for the majority of retailers headquartered in Europe. The Company, competes with the key players highlighted above plus other technology firms such as Toshiba and Fujitsu and specialized software players such a GK Software, Oracle, Aptos and PCMS. Many retailers also work with proprietary software solutions.

For its services offerings, the Company perceives competition to be fragmented, especially in the product related services segment. While other manufacturers provide basic levels of product support, the competition also includes local and regional third-party providers. With respect to higher value managed services, the Company competes with large IT service providers such as IBM, Atos, Fiserv and DXC Technology.

In the self-service software market, the Company, in addition to the key hardware players highlighted above, competes with several smaller, niche software companies like KAL, or with the internal software development teams of banks and retailers.

OPERATIONS

The Company’s operating results and the amount and timing of revenue are affected by numerous factors, including production schedules, customer priorities, sales volume and sales mix. During the past several years, the Company has honed its offerings to become a total solutions provider with a focus on Connected Commerce. As a result of the emphasis on services and software, the nature of the Company's workforce is changing and new skill sets are required such as:

•	Advanced security and compliance measures,

•	Advanced sensors,

•	Modern field services operations,

•	Cloud computing,

•	Analytics, and

•	As-a-service software expertise.

The principal raw materials used by the Company in its manufacturing operations are steel, plastics, electronic parts and components, and spare parts, which are purchased from various major suppliers. These materials and components are generally available in ample quantities.

The Company carries working capital mainly related to trade receivables and inventories. Inventories generally are only manufactured or purchased as orders are received from customers. The Company’s normal and customary payment terms generally range from 30 to 90 days from date of invoice. The Company generally does not offer extended payment terms. The Company also provides financing arrangements to customers that are largely classified and accounted for as sales-type leases. As of December 31, 2017, the Company’s net investment in finance lease receivables was $26.3.

PRODUCT BACKLOG

The Company's product backlog, was $1,026.7 and $1,060.0 as of December 31, 2017 and 2016, respectively. The backlog generally includes orders estimated or projected to be shipped or installed within 18 months. Although the Company believes the orders included in the backlog are firm, some orders may be canceled by customers without penalty, and the Company may elect to permit cancellation of orders without penalty where management believes it is in the Company's best interests to do so. Historically, the Company has not experienced significant cancellations within its product backlog. Additionally, over 50 percent of the Company's revenues are derived from its service business, for which backlog information is not measured. Therefore, the Company does not believe that its product backlog, as of any particular date, is necessarily indicative of revenues for any future period.

RESEARCH, DEVELOPMENT AND ENGINEERING

In order to meet growing customer demand for innovative Connected Commerce solutions, the Company continues to invest in technology solutions that enable customers to reduce costs, increase convenience and improve efficiency. Expenditures for research, development and engineering initiatives were $155.5, $110.2 and $86.9 in 2017, 2016 and 2015, respectively. The Company recently announced a number of new innovative solutions, such as the new Extreme ATM™ concept, biometric-enabled solutions, the responsive banking concept, Essence, Fusion, Vynamic and Cash Cube.

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

ENVIRONMENTAL

Compliance with federal, state and local environmental protection laws during 2017 had no material effect upon the Company’s business, financial condition or results of operations.

EMPLOYEES

At December 31, 2017, the Company employed approximately 23,000 associates globally. As a result of the 2016 acquisition of Diebold Nixdorf AG, the Company has significantly increased its presence around the world and now conducts business in more than 130 countries.

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

ITEM 1A: RISK FACTORS
(dollars and euros in millions)

The following, including the risk factors relating to the integration of our acquisition of Diebold Nixdorf AG, are certain risk factors that could affect our business, financial condition, operating results and cash flows. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this annual report on Form 10-K because they could cause actual results to differ materially from those expressed in any forward-looking statement. The risk factors highlighted below are not the only ones we face. If any of these events actually occur, our business, financial condition, operating results or cash flows could be negatively affected.

We caution the reader to keep these risk factors in mind and refrain from attributing undue certainty to any forward-looking statements, which speak only as of the date of this annual report on Form 10-K.

The Company may fail to realize the anticipated strategic and financial benefits sought from the Acquisition.

The Company may not realize all of the anticipated benefits of the Acquisition. The success of the Acquisition depends upon, among other things, the Company’s ability to combine its business with Diebold Nixdorf AG’s business in a manner that facilitates growth in the value-added services sector and realizes anticipated cost savings. The Company believes that the Acquisition will provide an opportunity for revenue growth in managed services, professional services, installation and maintenance services.

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

Integrating the operations and personnel of the Acquisition involves complex operational, technological and personnel-related challenges. This process can be time-consuming and expensive, and it may disrupt the businesses of the Company. The Company may not realize all of the anticipated benefits of the Acquisition. Difficulties in the integration of the business, which may result in significant costs and delays, include:

•	managing a significantly larger company;

•	integrating and unifying the offerings and services available to customers and coordinating distribution and marketing efforts;

•	coordinating corporate and administrative infrastructures and harmonizing insurance coverages;

•	unanticipated issues in coordinating accounting, IT, communications, administration and other systems;

•	difficulty addressing possible differences in corporate cultures and management philosophies;

•
challenges associated with continuing to maintain the Acquisition's financial reporting in accordance with both accounting principles generally accepted in the U.S. (U.S GAAP) and International Financial Reporting Standards (IFRS) and the ongoing costs of compliance with the Sarbanes-Oxley Act of 2002, as amended, and the rules promulgated thereunder by the SEC;

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

The Company may lose customers or its share of customers’ business as entities that were customers of both Diebold, Incorporated and Diebold Nixdorf AG seek to diversify their suppliers of services and products. Following the Acquisition, customers may no longer distinguish between Diebold Nixdorf, Incorporated and Diebold Nixdorf AG and their respective services and products. Banking customers in particular may turn to competitors of the Company for products and services that they received from the Company prior to the Acquisition. As a result, the Company may lose customers and anticipated revenues may decrease following the Acquisition. In addition, third parties with whom the Company currently has relationships may terminate or otherwise reduce the scope of their relationship. Any such loss of business could limit the Company’s ability to achieve the anticipated benefits of the Acquisition.

The Company is exposed to additional litigation risk and uncertainty with respect to the remaining minority shareholders of Diebold Nixdorf AG.

As a result of the Acquisition, the Company continues to be exposed to litigation risk and uncertainty associated with the remaining minority shareholders of Diebold Nixdorf AG. The Company’s willingness and/or ability to acquire all issued and outstanding shares of Diebold Nixdorf AG, and the timing of any such potential acquisition, is uncertain. In addition, the adequacy of both forms of compensation payments to minority shareholders agreed under the terms of the Domination and Profit and Loss Transfer Agreement between Diebold Holding Germany Inc. & Co. KGaA (Diebold KGaA), a wholly-owned subsidiary of the Company and Diebold Nixdorf AG (the DPLTA) has been challenged by certain minority shareholders of Diebold Nixdorf AG, who have initiated court-led appraisal proceedings under German law. The Company cannot rule out that the competent court in such appraisal proceeding may adjudicate a higher exit compensation or recurring payment obligation (in each case, including interest thereon) than agreed upon in the DPLTA, the financial impact and timing of which is uncertain.

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

•	limit the Company’s ability to take advantage of significant business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions;

•	cause the Company to be more vulnerable to general adverse economic and industry conditions;

•	cause the Company to be disadvantaged compared to competitors with less leverage;

•	result in a downgrade in the credit rating of the Company or indebtedness of the Company or its subsidiaries, which could increase the cost of borrowings; and

•	limit the Company’s ability to borrow additional monies in the future to fund working capital, capital expenditures, research and development and other business activities.

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

The terms of the credit agreement governing our senior credit facility and the high-yield notes (the Indenture) restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

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

•	consolidating and rationalizing corporate IT infrastructure, which may include multiple systems from various acquisitions and integrating software code;

•	minimizing the diversion of management attention from ongoing business concerns;

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

Numerous factors may affect the demand for and supply of our services and products, including:

•	changes in the market acceptance of our services and products;

•	customer and competitor consolidation;

•	changes in customer preferences;

•	declines in general economic conditions;

•	disruptive technologies;

•	changes in environmental regulations that would limit our ability to service and sell products in specific markets;

•
macro-economic factors affecting retail stores and banks, credit unions and other financial institutions may lead to cost-cutting efforts by customers, including branch closures, which could cause us to lose current or potential customers or achieve less revenue per customer; and

•	availability of purchased products.

If any of these factors occur, the demand for and supply of our services and products could suffer, and which could adversely affect our results of operations.

The Company’s ability to deliver products that satisfy customer requirements is dependent on the performance of its subcontractors and suppliers, as well as on the availability of raw materials and other components.

We rely on other companies, including subcontractors and suppliers, to provide and produce raw materials, integrated components and sub-assemblies and production commodities included in, or used in the production of, our products. If one or more of our subcontractors or suppliers experiences delivery delays or other performance problems, we may be unable to meet commitments to our customers or incur additional costs. In some instances, we depend upon a single source of supply. Any service disruption from one of these suppliers, either due to circumstances beyond the supplier’s control, such as geo-political developments, or as a result of performance problems or financial difficulties, could have a material adverse effect on our ability to meet commitments to our customers or increase our operating costs.

Increased energy, raw material and labor costs could reduce our income.

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

The primary raw materials in our services, software and systems solutions are steel, plastics, and electronic parts and components. The majority of our raw materials are purchased from various local, regional and global suppliers pursuant to supply contracts. However, the price of these materials can fluctuate under these contracts in tandem with the pricing of raw materials.

We cannot assure that our labor costs going forward will remain competitive or will not increase. In the future, our labor agreements may be amended, or become amendable, and new agreements could have terms with higher labor costs. In addition, our labor costs may increase in connection with our growth. We may also become subject to collective bargaining agreements in the future in the event that non-unionized workers may unionize.

Although we attempt to pass on higher energy, raw material and labor costs to our customers, it is often not possible given the competitive markets in which we operate.

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

We have launched a number of cost-cutting initiatives, including DN2020 initiatives, to improve operating efficiencies and reduce operating costs. Although we have achieved a substantial amount of annual cost savings associated with these cost-cutting initiatives, we may be unable to sustain the cost savings that we have achieved. In addition, if we are unable to achieve, or have any unexpected delays in achieving, additional cost savings, our results of operations and cash flows may be adversely affected. Even if we meet our goals as a result of these initiatives, we may not receive the expected financial benefits of these initiatives.

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

Additionally, our future results could be adversely affected by the results of indirect tax audits and examinations, and continuing assessments of our indirect tax exposures. A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated accrual. The Company estimated the aggregate risk at December 31, 2017 to be up to $144.7 for its material indirect tax matters. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire. It is reasonably possible that we could be required to pay taxes, penalties and interest related to this matter or other open years, which could be material to our financial condition and results of operations.

On December 22, 2017, U.S. tax reform legislation informally known as the Tax Cuts and Jobs Act (the Tax Act) was signed into law. The Tax Act makes substantial changes to U.S. tax law, including a reduction in the corporate tax rate, a limitation on deductibility of interest expense, a limitation on the use of net operating losses to offset future taxable income, the allowance of immediate expensing of capital expenditures, deemed repatriation of foreign earnings and significant changes to the taxation of foreign earnings going forward. We expect the Tax Act to have significant effects on us, some of which may be adverse. We expect impacts on our financial statements to tax expense, deferred tax assets and liabilities and accrued taxes during the prescribed measurement period. The extent of the impact remains uncertain at this time and is subject to any other regulatory or administrative developments, including any regulations or other guidance promulgated by the U.S. Internal Revenue Service (IRS). The Tax Act contains numerous, complex provisions impacting U.S. multinational companies, and we continue to review and assess the legislative language and its potential impact on us.

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

We generate a significant percentage of revenue from operations conducted outside the U.S. Revenue from international operations amounted to approximately 77.5 percent in 2017, 69.2 percent in 2016 and 58.1 percent in 2015 of total revenue during these respective years. We expect more of our future revenue to be generated outside the U.S. with the integration of the Acquisition.

Accordingly, international operations are subject to the risks of doing business abroad, including, among other things, the following:

•	fluctuations in currency exchange rates, particularly in EMEA (primarily the euro (EUR) and Great Britain pound sterling (GBP)), China (renminbi) and Brazil (real);

•	transportation delays and interruptions;

•	political and economic instability and disruptions, including the impact on trade agreements;

•	the failure of foreign governments to abide by international agreements and treaties;

•	restrictions on the transfer of funds;

•	the imposition of duties, tariffs and other taxes;

•	import and export controls;

•	changes in governmental policies and regulatory environments;

•
ensuring our compliance with U.S. laws and regulations and applicable laws and regulations in other jurisdictions, including the Foreign Corrupt Practices Act (FCPA), the U.K. Bribery Act, and applicable laws and regulations in other jurisdictions;

•	increasingly complex laws and regulations concerning privacy and data security, including the European Union’s General Data Protection Regulation;

•	labor unrest and current and changing regulatory environments;

•	the uncertainty of product acceptance by different cultures;

•	the risks of divergent business expectations or cultural incompatibility inherent in establishing strategic alliances with foreign partners;

•	difficulties in staffing and managing multi-national operations;

•	limitations on the ability to enforce legal rights and remedies;

•	reduced protection for intellectual property rights in some countries; and

•	potentially adverse tax consequences, including repatriation of profits.

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

Additionally, there are ongoing concerns regarding the short- and long-term stability of the euro and its ability to serve as a single currency for a variety of individual countries. These concerns could lead individual countries to revert, or threaten to revert, to their former local currencies, which could lead to the dissolution of the euro. Should this occur, the assets we hold in a country that re-introduces its local currency could be significantly devalued. Furthermore, the dissolution of the euro could cause significant volatility and disruption to the global economy, which could impact our financial results. Finally, if it were necessary for us to conduct our business in additional currencies, we would be subjected to additional earnings volatility as amounts in these currencies are translated into U.S. dollar (USD).

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

We continually look to expand our services and products into international markets. We have currently developed, through strategic alliances, investments, subsidiaries and branch offices, service and product offerings in more than 130 countries outside of the U.S. As we expand into new international markets, we will have only limited experience in marketing and operating services and products in such markets. In other instances, we may rely on the efforts and abilities of foreign business partners in such markets. Certain international markets may be slower than domestic markets in adopting our services and products, and our operations in international markets may not develop at a rate that supports our level of investment. Further, violations of laws by our foreign business partners, or allegations of such violations, could disrupt our business and result in financial penalties and other consequences that may have a material adverse effect on our business, financial condition or results of operations.

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

As of December 31, 2017, we had $1,117.1 of goodwill. We assess all existing goodwill at least annually for impairment on a reporting unit basis. Beginning with the first quarter of 2017, the Company’s reportable operating segments are the following lines of business: Software, Systems, and Services. The techniques used in our qualitative and quantitative assessment and goodwill impairment tests incorporate a number of estimates and assumptions that are subject to change. Although we believe these estimates and assumptions are reasonable and reflect market conditions forecast at the assessment date, any changes to these assumptions and estimates due to market conditions or otherwise may lead to an outcome where impairment charges would be required in future periods.

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

Portions of our IT infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems, and transitioning data and other aspects of the process could be expensive, time consuming, disruptive and resource-intensive. Such disruptions could adversely impact the ability to fulfill orders, service customers and interrupt other processes and, in addition, could adversely impact our ability to maintain effective internal control over financial reporting. Delayed sales, lower margins, lost customers or diminished investor confidence resulting from these disruptions could adversely affect our financial results, stock price and reputation.

An inability to attract, retain and motivate key employees could harm current and future operations.

In order to be successful, we must attract, retain and motivate executives and other key employees, including those in managerial, professional, administrative, technical, sales, marketing and IT support positions. We also must keep employees focused on our strategies and goals. Hiring and retaining qualified executives, engineers and qualified sales representatives are critical to our future, and competition for experienced employees in these areas can be intense. The failure to hire or loss of key employees could have a significant impact on our operations.

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

Although the Company has paid dividends on its common shares in the past, the declaration and payment of future dividends, as well as the amount thereof, are subject to the declaration by the Company’s board of directors. The amount and size of any future dividends will depend on the Company’s results of operations, financial condition, capital levels, cash requirements, future prospects and other factors.

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

Based on current guidelines, assumptions and estimates, including investment returns and interest rates, we plan to make contributions to our pension plans of $49.6 in 2018. The Company anticipates reimbursement of approximately $14 certain benefits paid from its trustee in 2018. Changes in the current assumptions and estimates could result in contributions in years beyond 2018 that are greater than the projected 2018 contributions required. We cannot predict whether changing market or economic conditions, regulatory changes or other factors will further increase our pension expenses or funding obligations, diverting funds we would otherwise apply to other uses.

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

The Company also seeks to enforce our intellectual property rights against infringement. In October 2015, the Company filed a complaint with the U.S. International Trade Commission (ITC) and the U.S. District Court for the Northern District of Ohio alleging that Nautilus Hyosung Inc., and its subsidiary Nautilus Hyosung America Inc., infringed upon the Company's patents. The ITC instituted an investigation and, in February 2017, issued a final determination that Nautilus Hyosung products infringe two of the Company's patents. The ITC further issued an exclusion order and cease and desist order which bar the importation and sale of certain Nautilus Hyosung deposit automation enabled ATMs and modules in the U.S. In response to these actions taken by the Company, in February 2016 Nautilus Hyosung filed complaints against the Company in front of the ITC and U.S. District Court for the Northern District of Texas alleging the Company infringes certain Nautilus Hyosung patents. In July 2017, the ITC dismissed three of theses retaliatory claims and ruled that a legacy Wincor product technically infringes one Nautilus Hyosung patent. The Company has appealed this one ruling and will continue to vindicate its intellectual property against infringement by others.

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

New laws or regulations, or changes in existing laws or regulations or the manner of their interpretation or enforcement, could increase our cost of doing business and restrict our ability to operate our business or execute our strategies. This includes, among other things, the possible taxation under U.S. law of certain income from foreign operations, compliance costs and enforcement under applicable securities laws, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), the German Securities Trading Act (Wertpapierhandelsgesetz) and Regulation (EU) No 596/2014 of the European Parliament and of the Council of April 16, 2014 as well as costs associated with complying with the Patient Protection and Affordable Care Act of 2010 and the regulations promulgated thereunder. For example, under Section 1502 of the Dodd-Frank Act, the SEC has adopted additional disclosure requirements related to the source of certain “conflict minerals” for issuers for which such “conflict minerals” are necessary to the functionality or product manufactured, or contracted to be manufactured, by that issuer. The metals covered by the rules include tin, tantalum, tungsten and gold, commonly referred to as “3TG.” Our suppliers may use some or all of these materials in their production processes. The SEC’s rules require us to perform supply chain due diligence on our supply chain, including the mine owner and operator. Global supply chains can have multiple layers, thus the costs of complying with these requirements could be substantial. These requirements may also reduce the number of suppliers who provide conflict free metals, and may affect our ability to obtain products in sufficient quantities or at competitive prices. Compliance costs and the unavailability of raw materials could have a material adverse effect on our results of operations. In addition, the Company’s business is subject to the U.K. Modern Slavery Act 2015 and the California Transparency in Supply Chain Act and similar laws and regulations, which relate to human trafficking, anti-slavery and impose compliance requirements on businesses and their suppliers.

Economic conditions and regulatory changes leading up to and following the United Kingdom’s likely exit from the European Union (EU) could have a material adverse effect on our business and results of operations.

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

Our actual operating results may differ significantly from our guidance.

From time to time, we release guidance, including and guidance that we may include in the reports that we file with the SEC regarding our future performance. This guidance, which consists of forward-looking statements, is prepared by our management and is qualified by, and subject to, the assumptions and the other information included in this Annual Report on Form 10-K, as well as the factors described under “Management's Discussion and Analysis of Financial Condition and Results of Operation - Forward-Looking Statement Disclosure.” Our guidance is not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our independent registered public accounting firm nor any other independent or outside party compiles or examines the guidance and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.

Guidance is based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. The principal reason that we release such data is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons.

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from the guidance. Investors should also recognize that the reliability of any forecasted financial data diminishes the farther in the future that the data are forecast. In light of the foregoing, investors are urged to put the guidance in context and not to place undue reliance on it.

Anti-takeover provisions could make it more difficult for a third party to acquire us.

Certain provisions of our charter documents, including provisions limiting the ability of shareholders to raise matters at a meeting of shareholders without giving advance notice, may make it more difficult for a third party to gain control of our board of directors and may have the effect of delaying or preventing changes in our control or management. This could have an adverse effect on the market price of our common shares. Additionally, Ohio corporate law provides that certain notice and informational filings and special shareholder meeting and voting procedures must be followed prior to consummation of a proposed control share acquisition, as defined in the Ohio Revised Code. Assuming compliance with the prescribed notice and information filings, a proposed control share acquisition may be made only if, at a special meeting of shareholders, the acquisition is approved by both a majority of our voting power represented at the meeting and a majority of the voting power remaining after excluding the combined voting power of the interested shares, as defined in the Ohio Revised Code. The application of these provisions of the Ohio Revised Code also could have the effect of delaying or preventing a change of control.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The Company's corporate offices are located in North Canton, Ohio and Paderborn, Germany. The Company owns or leases and operates manufacturing facilities primarily related to our Systems LOB in Greensboro, North Carolina, Brazil, China, India and Germany. The Company leases a software development center in Canada related to our Software LOB. The following are our principal locations in which the Company owns or leases and operates selling, service and administrative offices in its three lines of business Services, Software and Systems:

Americas		EMEA			AP
Barbados	Haiti	Algeria	Israel	Russia	Australia
Belize	Honduras	Austria	Italy	Slovakia	China
Bolivia	Jamaica	Belgium	Luxembourg	South Africa	Hong Kong
Brazil	Mexico	Czech Republic	Malta	Spain	India
Canada	Nicaragua	Denmark	Morocco	Sweden	Indonesia
Chile	Panama	Finland	Namibia	Switzerland	Malaysia
Colombia	Paraguay	France	Netherlands	Turkey	Philippines
Costa Rica	Peru	Germany	Nigeria	Uganda	Singapore
Dominican Republic	Uruguay	Greece	Norway	Ukraine	Taiwan
Ecuador	Venezuela	Hungary	Poland	United Arab Emirates	Thailand
El Salvador	United States	Ireland	Portugal	United Kingdom	Vietnam
Guatemala

The Company considers that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Company's business.

ITEM 3: LEGAL PROCEEDINGS
(dollars in millions)

At December 31, 2017, the Company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company's financial position or results of operations. In management's opinion, the Company's consolidated financial statements would not be materially affected by the outcome of those legal proceedings, commitments, or asserted claims.

In addition to the routine legal proceedings noted above, the Company was a party to the legal proceedings described below at December 31, 2017:

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

At December 31, 2017, the Company was a party to several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the consolidated financial statements would not be materially affected by the outcome of these indirect tax claims and/or proceedings or asserted claims.

In addition to these routine indirect tax matters, the Company was a party to the proceedings described below:

In August 2012, one of the Company's Brazil subsidiaries was notified of a tax assessment of approximately R$270, including penalties and interest, regarding certain Brazil federal indirect taxes (Industrialized Products Tax, Import Tax, Programa de Integração Social and Contribution to Social Security Financing) for 2008 and 2009. The assessment alleges improper importation of certain components into Brazil's free trade zone that would nullify certain indirect tax incentives. On September 10, 2012, the Company filed its administrative defenses with the tax authorities.

In March 2017, the administrative proceedings concluded and the assessment was reduced approximately 95 percent to a total of R$17.3 including penalties and interest as of March 2017. The Company is pursuing its remedies in the judicial sphere and management continues to believe that it has valid legal positions. In addition, this matter could negatively impact Brazil federal indirect taxes in other years that remain open under statute. It is reasonably possible that the Company could be required to pay taxes, penalties and interest related to this matter, which could be material to the Company's consolidated financial statements.

Additionally, the Company has challenged the customs rulings in Thailand seeking to retroactively collect customs duties on previous imports of ATMs. Management believes that the customs authority’s attempt to retroactively assess customs duties is in contravention of World Trade Organization agreements and, accordingly, challenged the rulings. In the third quarter of 2015, the Company received a prospective ruling from the U.S. Customs Border Protection which is consistent with the Company's interpretation of the treaty in question. In August 2017, the Supreme Court of Thailand ruled in the Company's favor, finding that Customs' attempt to collect duties for importation of ATMs is improper. In addition, in August 2016 and February 2017, the tax court of appeals rendered decisions in favor of the Company related to more than half of the assessments at issue. The surviving matters remain at various stages of the appeals process and the Company will use the Supreme Court's decision in support of its position in those matters. Management remains confident that the Company has a valid legal position in these appeals. Accordingly, the Company does not have any amount accrued for this contingency.

At December 31, 2017 and 2016, the Company had an accrual related to the Brazil indirect tax matter disclosed above of $4.9 and $7.3, respectively. The reduction in the accrual is due to the expiration of the statute of limitations related to years subject to audit and foreign currency fluctuations in the Brazil real.

A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated accrual. The Company estimated the aggregate risk at December 31, 2017 to be up to $144.7 for its material indirect tax matters, of which $25.7 and $27.0, respectively, relates to the Brazil indirect tax matter and Thailand customs matter disclosed above. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common shares of the Company are listed on the New York Stock Exchange with a symbol of “DBD.” The price ranges of common shares of the Company for the periods indicated below are as follows:

	2017		2016		2015
	High	Low	High	Low	High	Low
1st Quarter	$31.85	$24.90	$29.80	$22.84	$36.49	$30.63
2nd Quarter	$30.70	$25.50	$28.81	$23.10	$38.94	$33.21
3rd Quarter	$28.50	$17.95	$29.01	$23.95	$35.79	$29.16
4th Quarter	$23.50	$16.00	$25.90	$21.05	$37.98	$29.60
Full Year	$31.85	$16.00	$29.80	$21.05	$38.94	$29.16

There were 51,968 shareholders of the Company at December 31, 2017, which includes an estimated number of shareholders who have shares held in their accounts by banks, brokers, and trustees for benefit plans and the agent for the dividend reinvestment plan.

On the basis of amounts paid and declared quarterly, the annualized dividends per share were $0.40, $0.96 and $1.15 in 2017, 2016 and 2015, respectively.

Information concerning the Company’s share repurchases made during the fourth quarter of 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
October	4,117	$23.21	—	2,426,177
November	—	$—	—	2,426,177
December	8,084	$17.76	—	2,426,177
Total	12,201	$19.60	—

(1)	All shares were surrendered or deemed surrendered to the Company in connection with the Company’s stock-based compensation plans.

(2)
The total number of shares repurchased as part of the publicly announced share repurchase plan was 13,450,772 as of December 31, 2017. The plan was approved by the Board of Directors in April 1997. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. The plan has no expiration date. The following table provides a summary of Board of Director approvals to repurchase the Company's outstanding common shares:

Total Number of Shares Approved for Repurchase
1997	2,000,000
2004	2,000,000
2005	6,000,000
2007	2,000,000
2011	1,876,949
2012	2,000,000
15,876,949

PERFORMANCE GRAPH

The graph below compares the cumulative five-year total return provided shareholders on Diebold Nixdorf, Inc.'s common shares relative to the cumulative total returns of the S&P 500 index, the S&P Midcap 400 index and two customized peer groups consisting of twenty-three companies and sixteen companies, respectively, whose individual companies are listed in footnotes 1 and 2 below. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common shares, in each index and in each of the peer groups on December 31, 2012 and its relative performance is tracked through December 31, 2017.

The Compensation Committee of our Board of Directors annually reviews and approves the selection of Peer Group companies, adjusting the group from year to year based on changes in our industry and our Company’s operations, the current Peer Group and the comparability of our Peer Group companies. In addition, for fiscal year 2017, the Compensation Committee, with the advice and support of Aon Hewitt as the Compensation Committee consultant, established a new Peer Group in order to support comparable companies more closely aligned with the Company’s operations following the Acquisition. Specifically, the criteria used to select the Peer Group included comparable global companies that design manufacture and service products based on market capitalization and revenues, direct competitors, among others.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Diebold Nixdorf, Inc., the S&P 500 Index, the S&P Midcap 400 Index,
New Peer Group, and Old Peer Group

$300
$250
$200
$150
$100
$50
$0
12/12
12/13
12/14
12/15
12/16
12/17
Diebold Nixdorf, Inc.
S&P 500
S&P Midcap 400
2016 Peer Group
2017 Peer Group

*$100 invested on 12/31/12 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2018 S&P, a division of McGraw Hill Financial. All rights reserved.

(1)
There are twenty-three companies included in the Company's 2016 peer group, which are: Actuant Corp, Allegion PLC, Benchmark Electronics Inc., Brady Corp., Brinks Co., Convergys Corp., DST Systems Inc., Fidelity National Information Services Inc., Fiserv Inc., Global Payments Inc., Harris Corp, International Game Technology PLC, Intuit Inc., Logitech International SA, Mettler-Toledo International Inc., NCR Corp., Netapp Inc., Pitney Bowes Inc., Sensata Technologies Holding NV, Timken Co., Unisys Corp., Western Union Co. and Woodward Inc.

(2)
The sixteen companies included in the Company's 2017 peer group are: Alliance Data Systems Corp., Benchmark Electronics Inc., Convergys Corp., DST Systems Inc., DXC Technology Co., Global Payments Inc., Harris Corp., Juniper Networks Inc., Logitech International SA, Motorola Solutions Inc., NCR Corp., Netapp Inc., Pitney Bowes Inc., Unisys Corp., Western Union Co. and Zebra Technologies Corp.

ITEM 6: SELECTED FINANCIAL DATA

The following table should be read in conjunction with “Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II - Item 8 - Financial Statements and Supplementary Data” of this Form 10-K.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in millions, except per share data)
Results of operations
Net sales	$4,609.3	$3,316.3	$2,419.3	$2,734.8	$2,582.7
Cost of sales	3,599.6	2,594.6	1,767.3	2,008.6	1,996.7
Gross profit	$1,009.7	$721.7	$652.0	$726.2	$586.0

Amounts attributable to Diebold Nixdorf, Incorporated
Income (loss) from continuing operations, net of tax	$(233.1)	$(176.7)	$57.8	$104.7	$(195.3)
Income from discontinued operations, net of tax	—	143.7	15.9	9.7	13.7
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(233.1)	$(33.0)	$73.7	$114.4	$(181.6)

Basic earnings (loss) per common share
Income (loss) from continuing operations, net of tax	$(3.09)	$(2.56)	$0.89	$1.62	$(3.06)
Income from discontinued operations, net of tax	—	2.08	0.24	0.15	0.21
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(3.09)	$(0.48)	$1.13	$1.77	$(2.85)

Diluted earnings (loss) per common share
Income (loss) from continuing operations, net of tax	$(3.09)	$(2.56)	$0.88	$1.61	$(3.06)
Income from discontinued operations, net of tax	—	2.08	0.24	0.15	0.21
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(3.09)	$(0.48)	$1.12	$1.76	$(2.85)

Number of weighted-average shares outstanding
Basic shares	75.5	69.1	64.9	64.5	63.7
Diluted shares	75.5	69.1	65.6	65.2	63.7

Dividends
Common dividends paid	$30.6	$64.6	$75.6	$74.9	$74.0
Common dividends paid per share	$0.40	$0.96	$1.15	$1.15	$1.15

Consolidated balance sheet data (as of period end)					(unaudited)
Current assets	$2,508.4	$2,619.6	$1,643.6	$1,655.5	$1,555.4
Current liabilities	$1,799.4	$1,824.5	$955.8	$1,027.8	$893.8
Net working capital	$709.0	$795.1	$687.8	$627.7	$661.6
Property, plant and equipment, net	$364.5	$387.0	$175.3	$165.7	$160.9
Total long-term liabilities	$2,451.9	$2,376.9	$851.1	$759.5	$668.9
Redeemable noncontrolling interests	$492.1	$44.1	$—	$—	$—
Total assets	$5,250.2	$5,270.3	$2,242.4	$2,342.1	$2,183.5
Total equity	$506.8	$1,024.8	$435.5	$554.8	$620.8

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Significant Highlights

During 2017, Diebold Nixdorf:

•	Launched the DN2020 integration and transformation program and realized more than $100 of cost savings during the year.

•
Rationalized the manufacturing footprint from a capacity of approximately 180,000 ATMs per year to approximately 100,000 ATMs per year and consolidated approximately 25 percent of service parts depots across the globe.

•
Shifted production to the manufacturing facility in Suzhou, China operated by its strategic alliance partner, Inspur Group. This strategic alliance is enabling the Company to realize procurement advancements through better access to local suppliers and is enhancing our ability to adapt to market conditions.

•	Consolidated legal entities in order to simplify sales, service operations and business processes through a single entity in each country.

•	Was named as the largest manufacturer of ATMs by Retail Banking Research's report "Global ATM Market and Forecasts to 2022."

•	Introduced new mobility management services offering with as-a-service, security and data analytics offerings.

•	Won a number of retail contracts to modernize checkout solutions and implement omni-channel retailing, including a $53.0 store lifecycle management deal with a European fashion retailer.

•	Introduced Vynamic, the first end-to-end Connected Commerce software portfolio in the marketplace.

•	Announced strategic partnership with Kony, Inc. (Kony) to white label mobile application solutions for financial institutions and retailers.

•
Received the "Global Self-Checkout Systems Growth Excellence Leadership Award" from Frost & Sullivan in recognition of the Company's product innovation, growth, channel partnership strategies, and ability to serve multiple retailer segments.

•	Announced product readiness to support the Microsoft® Windows 10 operating system.

OVERVIEW

Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes that appear elsewhere in this annual report on Form 10-K. For additional information regarding general information regarding the Company, its business, strategy, competitors and operations, refer to Item 1. Business.

Business Drivers

The business drivers of the Company's future performance include, but are not limited to:

•	Demand for services on distributed IT assets such as ATMs, POS and SCO, including managed services and professional services;

•	Timing of system upgrades and/or replacement cycles for ATMs, POS and SCO;

•	Demand for software products and professional services;

•	Demand for security products and services for the financial, retail and commercial sectors;

•	Demand for innovative technology in connection with our Connected Commerce strategy;

•	Integration of legacy salesforce, business processes, procurement, and internal IT systems; and

•	Realization of cost reductions and synergies, which leverage the Company's global scale, reduce overlap and improve operating efficiencies.

During the first quarter of 2017, the Company reorganized the management team reporting to the Chief Operating Decision Maker (CODM) based on the following three LOBs: Services, Systems, and Software. As a result, the Company reclassified comparative periods for consistency, which were previously reported as four geographical segments of: NA, AP, EMEA and LA. The presentation of comparative periods also reflects the reclassification of certain global manufacturing administration expenses from corporate charges not allocated to segments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

The table below presents the changes in comparative financial data for the years ended December 31, 2017, 2016 and 2015. Comments on significant year-to-year fluctuations follow the table. In August 2016, the Company completed the Acquisition. In February 2016, the Company recognized a gain in discontinued operations related to the divestiture of its NA ES business. These events resulted in a significant impact in the comparative information discussed below.

The following discussion should be read in conjunction with the consolidated financial statements and the accompanying notes that appear elsewhere in this annual report on Form 10-K.

	Years ended December 31,
	2017			2016			2015
		% of Net Sales	% Change		% of Net Sales	% Change		% of Net Sales
Net sales
Services and software	$2,873.9	62.4	44.9	$1,983.0	59.8	38.2	$1,434.8	59.3
Systems	1,735.4	37.6	30.2	1,333.3	40.2	35.4	984.5	40.7
	4,609.3	100.0	39.0	3,316.3	100.0	37.1	2,419.3	100.0
Cost of sales
Services and software	2,161.0	46.9	54.1	1,402.2	42.3	48.1	946.8	39.1
Systems	1,438.6	31.2	20.6	1,192.4	36.0	45.3	820.5	33.9
	3,599.6	78.1	38.7	2,594.6	78.3	46.8	1,767.3	73.0
Gross profit	1,009.7	21.9	39.9	721.7	21.8	10.7	652.0	26.9
Selling and administrative expense	933.7	20.3	22.7	761.2	23.0	55.9	488.2	20.2
Research, development and engineering expense	155.5	3.4	41.1	110.2	3.3	26.8	86.9	3.6
Impairment of assets	3.1	0.1	(68.4)	9.8	0.3	(48.1)	18.9	0.8
(Gain) loss on sale of assets, net	1.0	—	N/M	0.3	—	N/M	(0.6)	—
	1,093.3	23.8	24.0	881.5	26.6	48.6	593.4	24.5
Operating profit (loss)	(83.6)	(1.8)	(47.7)	(159.8)	(4.8)	N/M	58.6	2.4
Other income (expense)	(92.1)	(2.0)	17.3	(78.5)	(2.4)	N/M	(12.8)	(0.5)
Income (loss) from continuing operations before taxes	(175.7)	(3.8)	(26.3)	(238.3)	(7.2)	N/M	45.8	1.9
Income tax (benefit) expense	29.8	0.6	N/M	(67.6)	(2.0)	N/M	(13.7)	(0.6)
Income (loss) from continuing operations, net of tax	(205.5)	(4.5)	20.4	(170.7)	(5.1)	N/M	59.5	2.5
Income from discontinued operations, net of tax	—	—	N/M	143.7	4.3	N/M	15.9	0.6
Net income (loss)	(205.5)	(4.5)	N/M	(27.0)	(0.8)	N/M	75.4	3.1
Net income attributable to noncontrolling interests, net of tax	27.6	0.6	N/M	6.0	0.2	N/M	1.7	0.1
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(233.1)	(5.1)	N/M	$(33.0)	(1.0)	N/M	$73.7	3.0

Amounts attributable to Diebold Nixdorf, Incorporated
Income (loss) before discontinued operations, net of tax	$(233.1)	(5.1)	31.9	$(176.7)	(5.3)	N/M	$57.8	2.4
Income from discontinued operations, net of tax	—	—	N/M	143.7	4.3	N/M	15.9	0.6
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(233.1)	(5.1)	N/M	$(33.0)	(1.0)	N/M	$73.7	3.0

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

RESULTS OF OPERATIONS

2017 comparison with 2016

Net Sales

The following table represents information regarding our net sales for the years ended December 31:

					Percent of Total Net Sales for the Year Ended
	2017	2016	% Change	% Change in CC (1)	2017	2016
Segments
Services	$2,397.3	$1,726.7	38.8	35.7	52.0	52.1
Software	476.6	256.3	86.0	78.2	10.3	7.7
Systems	1,735.4	1,333.3	30.2	26.6	37.7	40.2
Net sales	$4,609.3	$3,316.3	39.0	35.4	100.0	100.0

Geographic regions
Americas	$1,605.8	$1,662.3	(3.4)	(4.5)	34.8	50.1
EMEA	2,380.1	1,183.2	101.2	90.4	51.6	35.7
AP	623.4	470.8	32.4	31.5	13.6	14.2
Net sales	$4,609.3	$3,316.3	39.0	35.4	100.0	100.0

Solutions
Banking	$3,429.0	$2,799.9	22.5	20.0	74.4	84.4
Retail	1,180.3	516.4	128.6	115.3	25.6	15.6
Net sales	$4,609.3	$3,316.3	39.0	35.4	100.0	100.0
(1) The Company calculates constant currency by translating the prior-year period results at the current year exchange rate.

Net sales increased $1,293.0 or 39.0 percent including incremental net sales from the Acquisition of $1,517.7 and a net favorable currency impact of $88.3 primarily related to the euro and the Brazil real. Net sales were adversely impacted by $30.4 related to deferred revenue purchase accounting adjustments. The amounts attributable to the Acquisition are impacted by the alignment and integration of customer portfolios, solution offerings and operations between the legacy companies, which may result in unfavorable comparisons to prior year. The following results include the impact of foreign currency and purchase accounting adjustments:

Segments

•
Services net sales increased $670.6, which included incremental net sales from the Acquisition of $652.5 and a net favorable currency impact of $40.1. Excluding the incremental net sales from the Acquisition and currency, net sales decreased $22.0 attributable to the run-off of multi-vendor service contracts as well as lower installation revenue tied to decreased systems volumes in the Americas. This was partially offset by higher managed services net sales in AP. Services net sales in 2017 also included an unfavorable impact of $15.2 related to purchase accounting adjustments, which was an increase of $7.1 compared to the prior year.

•
Software net sales increased $220.3, which included incremental net sales from the Acquisition of $202.5 and a net favorable currency impact of $11.1. Excluding the incremental net sales from the Acquisition and currency, net sales increased $6.7 primarily related to higher volume and project activity in EMEA. This increase was partially offset by lower volume in the Americas and AP as noted below.

•
Systems net sales increased $402.1, including incremental net sales from the Acquisition of $662.7 and a net favorable currency impact of $37.1. Excluding the incremental net sales from the Acquisition and currency, net sales decreased $297.7 as systems net sales were adversely impacted by lower banking solutions activity across the Company and lower retail solutions activity in the Americas. The banking volume declines were primarily due to lower banking project activity in the Americas and EMEA and from structural changes in the AP market. Systems net sales in 2017 also included an unfavorable impact of $15.2 related to purchase accounting adjustments, which was an increase of $7.1 compared to the prior year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Geographic Regions

•
Americas net sales decreased $56.5 or 3.4 percent. The incremental net sales from the Acquisition accounted for $105.8. Excluding the incremental net sales from the Acquisition, net sales decreased $162.3 as a result of fewer large systems projects across the Americas, including Brazil voting solutions which was down $54.3 and Mexico banking solutions. In addition, lower services revenue in North America related to a decrease in multi-vendor service contract volume and lower installations resulting from the decrease in large systems projects.

•
EMEA net sales increased $1,196.9 or 101.2 percent. The incremental net sales from the Acquisition accounted for $1,228.2. Excluding the incremental net sales from the Acquisition, net sales decreased $31.3 primarily attributable to a large prior year systems project in Turkey that was not replicated in 2017 as well as lower systems volume in Germany. Additionally, lower sales in the U.K. also contributed to the decrease related to the Competition and Markets Authority (CMA) review and ultimate divestiture of the Company’s legacy banking business on June 30, 2017. The systems decrease was offset in part by services as a result of higher retail solutions activity and software which benefited from increased volume across the geographic region.

•
AP net sales increased $152.6 or 32.4 percent. The incremental net sales from the Acquisition accounted for $183.7. Excluding the incremental net sales from the Acquisition, net sales decreased $31.1 primarily due to lower systems volume related to the market structure change in China, partially offset by higher services sales in India.

Solutions

•
Banking net sales increased $629.1 or 22.5 percent . The incremental net sales from the Acquisition accounted for $836.4. Excluding the incremental net sales from the Acquisition, net sales decreased $207.3 primarily due to lower systems volumes and the associated installation activity across the Company, with lower large project activity impacting all regions. Additionally, banking services decreased primarily due to the run-off of multi-vendor service contracts in the Americas and an incremental $8.5 related to purchase accounting adjustments. These decreases were partially offset by higher banking services sales in AP.

•
Retail net sales increased $663.9 or 128.6 percent. The incremental net sales from the Acquisition accounted for $681.3. Excluding the incremental net sales from the Acquisition, net sales decreased $17.4 due to lower demand for voting solutions in Brazil of $54.3. Lower voting solutions volume was partially offset by increased services and software revenue in EMEA and higher systems volume and the associated services in AP.

Gross Profit

The following table represents information regarding our gross profit for the years ended December 31:

	2017	2016	$ Change	% Change
Gross profit - services and software	$712.9	$580.8	$132.1	22.7
Gross profit - systems	296.8	140.9	155.9	N/M
Total gross profit	$1,009.7	$721.7	$288.0	39.9

Gross margin - services and software	24.8%	29.3%
Gross margin - systems	17.1%	10.6%
Total gross margin	21.9%	21.8%

Services and software gross margin was lower in 2017 due in part to the impact of the Acquisition, which utilizes a third-party labor model to support its service and software revenue stream, resulting in a dilutive effect on margins. Services and software gross margin was adversely impacted by higher non-routine and restructuring costs compared to the prior year, as 2017 included non-routine charges of $41.5 primarily related to restructuring charges of $27.4 and purchase accounting adjustments associated with the Acquisition. Additionally, gross margin was also impacted by lower contract maintenance revenue in Americas combined with increased labor costs and investments. The labor investments are a result of higher turnover rates of technicians and the associated training to support additional product lines.

Systems gross margin in 2017 increased primarily as a result of higher non-routine costs in the prior year of $90.1 compared to $39.8 in 2017. The higher non–routine costs in the prior year primarily relate to purchase accounting adjustments to record inventory

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

acquired in the Acquisition at fair value. Additionally, the incremental gross profit associated with the Acquisition includes higher margin business across both banking and retail solutions.

Operating Expenses

The following table represents information regarding our operating expenses for the years ended December 31:

	2017	2016	$ Change	% Change
Selling and administrative expense	$933.7	$761.2	$172.5	22.7
Research, development and engineering expense	155.5	110.2	45.3	41.1
Impairment of assets	3.1	9.8	(6.7)	(68.4)
(Gain) loss on sale of assets, net	1.0	0.3	0.7	N/M
Total operating expenses	$1,093.3	$881.5	$211.8	24.0

The selling and administrative expense in 2017 increased $172.5 inclusive of incremental expenses from the Acquisition of $272.4 and an unfavorable currency impact of $17.9. Excluding the impact of currency and the Acquisition, selling and administrative expense decreased $117.8 from the overall cost reductions tied to DN2020 as well as lower incentive compensation expense related to the Company's annual incentive plans. Additionally, there were decreases noted in restructuring and non-routine costs primarily related to legal, acquisition and divestiture expenses.

Selling and administrative non-routine expenses were $175.4 and $150.8 in 2017 and 2016, respectively. The primary components of the non-routine expenses in 2017 pertained to acquisition and divestiture costs, including related integration activities, totaling $85.0, purchase accounting adjustments of $85.0 related to intangible asset amortization and executive severance of $5.4. The year-over-year increase was primarily related to incremental purchase accounting and integration expenses offset by a decrease in legal, acquisition and divestiture costs. Selling and administrative expense included restructuring charges of $21.3 and $28.8 in 2017 and 2016, respectively.

Research, development and engineering expense increased by $45.3 to $155.5 in 2017 due primarily to incremental expense associated with the Acquisition of $62.7. Excluding the incremental impact of the Acquisition, expense was favorably impacted by the benefits of streamlining the cost structure as part of the Company's integration activities. Research, development and engineering expense included restructuring reversals of $(1.1) in 2017 compared to $5.1 of restructuring costs in 2016.

In 2017, the Company recorded impairments totaling $3.1 related to IT transformation and integration activities.

In 2017, the loss on sale of assets was primarily related to the divestiture of the Company's electronic security (ES) business in Chile and from building closures in EMEA due to integration efforts. These losses were partially offset by a gain on sale of assets primarily related to the Company's divestiture of its business in the U.K. and its ES business in Mexico.

Operating expense as a percent of net sales in 2017 was 23.7 percent compared with 26.6 percent in 2016 due to increased revenue and overall cost reductions tied to DN2020 which more than offset the incremental operating costs from the Acquisition.

Operating Profit (Loss)

The following table represents information regarding our operating profit (loss) for the years ended December 31:

	2017	2016	$ Change	% Change
Operating profit (loss)	$(83.6)	$(159.8)	$76.2	(47.7)
Operating margin	(1.8)%	(4.8)%

The operating loss decreased in 2017 compared to 2016 primarily due to higher gross margin that more than offset an increase in operating expense, which included amortization of acquired intangible assets, restructuring and non-routine costs related to acquisitions and divestitures.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Other Income (Expense)

The following table represents information regarding our other income (expense) for the years ended December 31:

	2017	2016	$ Change	% Change
Interest income	$20.3	$21.5	$(1.2)	(5.6)
Interest expense	(117.3)	(101.4)	(15.9)	15.7
Foreign exchange gain (loss), net	(3.9)	(2.1)	(1.8)	(85.7)
Miscellaneous, net	8.8	3.5	5.3	N/M
Other income (expense)	$(92.1)	$(78.5)	$(13.6)	17.3

The decrease in interest income in 2017 compared with 2016, was a result of lower interest income of the Company's marketable securities, which are primarily held for cash management in Brazil. Interest expense was higher in 2017 associated with the financing required for the Acquisition, offset by improved interest rates from the Company's repricing certain of its debt in May 2017. Foreign exchange gain (loss), net in 2017 was unfavorable as a result of the incremental impact of the Acquisition. Miscellaneous, net in 2017 consisted primarily of income from the Aisino and Inspur strategic alliances in China. Miscellaneous, net in 2016 included a mark-to-market net gain of $9.2 associated with the Company's foreign currency option contracts entered and foreign currency forward contract and $6.3 in financing fees related to the Company’s bridge financing required for the Acquisition.

Income (Loss) from Continuing Operations, net of tax

The following table represents information regarding our net income from continuing operations, net of tax for the years ended December 31:

	2017	2016	$ Change	% Change
Income (loss) from continuing operations, net of tax	$(205.5)	$(170.7)	$(34.8)	20.4
Percent of net sales	(4.5)%	(5.1)%
Effective tax rate (benefit)	(17.0)%	(28.4)%

Income (loss) from continuing operations, net of tax was $(205.5). The increase is primarily due to the reasons described above and the change in income tax (benefit) expense.

The effective tax rate for 2017 (17.0) percent on the overall loss from continuing operations. The U.S. enacted the Tax Act that was signed into law by the President on December 22, 2017. The Tax Act changed many aspects of U.S. corporate income taxation and included a reduction of the corporate income tax rate from 35% to 21%, implementation of a territorial tax system and imposition of a tax on deemed repatriated earnings of foreign subsidiaries. The resulting impact to the Company is an estimated $45.1 reduction to deferred income taxes for the income tax rate change and an estimated one-time non-cash charge of $36.6 related to deferred foreign earnings.

Due to the complexities involved in accounting for the recently enacted Tax Act, the U.S. SEC’s Staff Accounting Bulletin (SAB) 118 requires that the Company include in its financial statements the reasonable estimate of the impact of the Tax Act on earnings to the extent such reasonable estimate has been determined. The Company recorded a reasonable estimate of such effects, the net one-time charge related to the Tax Act may differ, possibly materially, due to, among other things, further refinement of its calculations, changes in interpretations and assumptions, additional guidance that may be issued by the U.S. Government, and actions and related accounting policy decisions the Company may take as a result of the Tax Act. The Company will complete its analysis over a one-year measurement period ending December 31, 2018 and any adjustments during this measurement period will be included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined.

The effective tax rate for 2016 of 28.4 percent on the overall loss from continued operations. The benefit on the overall loss was negatively impacted by the Acquisition including a valuation allowance for certain post-acquisition losses and non-deductible acquisition related expenses. The overall effective tax rate was decreased further by the jurisdictional income (loss) and varying respective statutory rates within the acquired entities.

Refer to note 7 Income Taxes included in Item 8. Financial Statements and Supplementary Data of this Annual Report for further details regarding the reconciliation of the effective tax rate.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Income from Discontinued Operations, Net of Tax

The closing of the NA ES divestiture occurred on February 1, 2016 and the Company recorded a gain (loss) on sale, net of tax, of 145.0 in 2016. Additionally, the income from discontinued operations, net of tax includes a net loss of 1.3 as a result of the operations included through February 1, 2016.

Segment Net Sales and Operating Profit Summary

The following tables represent information regarding the Company's net sales and operating profit by reporting segment:

Services:	2017	2016	$ Change	% Change
Net sales	$2,397.3	$1,726.7	$670.6	38.8
Segment operating profit (loss)	$344.8	$298.7	$46.1	15.4
Segment operating profit margin	14.4%	17.3%

Services net sales increased $670.6 including incremental net sales from the Acquisition of $652.5 and a net favorable currency impact of $40.1. Excluding the incremental net sales from the Acquisition and currency, net sales decreased $22.0 attributable to the run-off of multi-vendor service contracts as well as lower installation revenue tied to decreased systems volumes in the Americas. This was partially offset by higher managed services net sales in AP. Services net sales in 2017 also included an unfavorable impact of $15.2 related to purchase accounting adjustments, which was an increase of $7.1 compared to the prior year.

Segment operating profit increased $46.1 in 2017 compared to 2016. The incremental portion from the Acquisition accounted for $27.2 in operating profit inclusive of restructuring and non-routine items of $39.4 in 2017. Excluding the incremental portion from the Acquisition in addition to restructuring and non-routine items, segment operating profit decreased $20.5 in 2017 driven by lower gross profit partially offset by lower operating expense. Gross profit decreased as a result of contract maintenance revenue declines in the Americas combined with increased labor investments. The labor investments are a result of higher turnover rates of technicians and the associated training to support additional product lines. Additionally, 2017 was adversely impacted by lower installation gross profit as a result of decreased systems volumes. The segment benefited from lower operating expense related to cost reduction activities.

Segment operating profit margin decreased primarily due to the impact of the Acquisition, which utilizes a higher third-party labor model to support its service and software revenue stream, resulting in a dilutive effect on margins in 2017.

Software:	2017	2016	$ Change	% Change
Net sales	$476.6	$256.3	$220.3	86.0
Segment operating profit (loss)	$33.7	$9.6	$24.1	N/M
Segment operating profit margin	7.1%	3.7%

Software net sales increased $220.3 including incremental net sales from the Acquisition of $202.5 and a net favorable currency impact of $11.1. Excluding the incremental net sales from the Acquisition and currency, net sales increased $6.7 primarily related to higher volume and project activity in EMEA. This increase was partially offset by lower volume in the Americas and AP as noted earlier.

Segment operating profit increased $24.1 in 2017. The Acquisition contributed an incremental $16.9 segment operating profit in 2017. Excluding the incremental portion from the Acquisition, operating profit increased $7.2 driven by higher gross profit and lower operating expense in EMEA.

Segment operating profit margin increased due to the positive incremental impact of the acquired software business as well as lower operating expense resulting from the cost reduction activities in 2017.

Systems:	2017	2016	$ Change	% Change
Net sales	$1,735.4	$1,333.3	$402.1	30.2
Segment operating profit (loss)	$(24.2)	$(24.7)	$0.5	(2.0)
Segment operating profit margin	(1.4)%	(1.9)%

Systems net sales increased $402.1, including incremental net sales from the Acquisition of $662.7 and a net favorable currency impact of $37.1. Excluding the incremental net sales from the Acquisition and currency, net sales decreased $297.7 as systems net sales were adversely impacted by lower banking solutions activity across the Company, including structural changes in the AP

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

market and lower retail solutions activity in the Americas. Systems net sales in 2017 also included an unfavorable impact of $15.2 related to purchase accounting adjustments, which was an increase of $7.1 compared to the prior year.

Segment operating loss in 2017 remained flat compared to the prior year. The incremental portion from the Acquisition was a $16.5 operating profit, inclusive of restructuring and non-routine items of $41.5 in 2017.Excluding the incremental portion from the Acquisition in addition to restructuring and non-routine items, operating profit decreased 57.8 in 2017. The decrease in segment operating profit was derived from lower gross profit due to volume declines in the Americas, higher project activity in EMEA during the prior year and structural market changes in AP. Lower gross profit was partially offset by favorable operating expense in EMEA.

Segment operating profit margin was flat to prior year due to the incremental benefit of the Acquisition and lower operating expense resulting from the cost reduction integration activities offset by lower banking solution activity across the Company.

Refer to note 22 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K, for further details of segment revenue and operating profit.

2016 comparison with 2015

Net Sales

The following table represents information regarding our net sales for the years ended December 31:

					Percent of Total Net Sales for the Year Ended
	2016	2015	% Change	% Change in CC (1)	2016	2015
Segments
Services	$1,726.7	$1,295.7	33.3	35.5	52.1	53.6
Software	256.3	139.1	84.3	87.9	7.7	5.7
Systems	1,333.3	984.5	35.4	39.4	40.2	40.7
Net sales	$3,316.3	$2,419.3	37.1	40.1	100.0	100.0

Geographic regions
Americas	$1,662.3	$1,573.4	5.7	6.9	50.1	65.0
EMEA	1,183.2	406.3	191.2	202.8	35.7	16.8
AP	470.8	439.6	7.1	12.0	14.2	18.2
Net sales	$3,316.3	$2,419.3	37.1	40.1	100.0	100.0

Solutions
Banking	$2,799.9	$2,401.5	16.6	19.1	84.4	99.3
Retail	516.4	17.8	N/M	N/M	15.6	0.7
Net sales	$3,316.3	$2,419.3	37.1	40.1	100.0	100.0
(1) The Company calculates constant currency by translating the prior-year period results at the current year exchange rate.

Net sales increased $897.0 or 37.1 percent including incremental net sales from the Acquisition of $1,054.8 and a net unfavorable currency impact of $52.5 primarily related to the Brazil real, China renminbi, India rupee and South Africa rand. In addition, net sales was adversely impacted $16.2 related to deferred revenue purchase accounting adjustments. The following results include the impact of foreign currency and purchase accounting adjustments:

Segments

•
Services net sales increased $431.0 including incremental net sales from the Acquisition of $434.6 and a net unfavorable currency impact of $21.6. Excluding the incremental net sales from the Acquisition and currency, net sales increased $26.7 attributable to higher maintenance service revenue related to an increase in multi-vendor service contracts in the Americas. This was partially offset by lower net sales across service business lines in AP resulting from market structure changes in the region. Services net sales also included an unfavorable impact of $8.1 related to purchase accounting adjustments.

•
Software net sales increased $117.2 including incremental net sales from the Acquisition of $146.0 and a net unfavorable currency impact of $2.7. Excluding the incremental net sales from the Acquisition and currency, net sales decreased $26.1 primarily related to lower volumes in the Americas and EMEA.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

•
Systems net sales increased $348.8, including incremental net sales from the Acquisition of $474.2 and a net unfavorable currency impact of $28.2. Excluding the incremental net sales from the Acquisition and currency, net sales decreased $105.9 as systems net sales were adversely impacted by lower banking solution activity across the Company. In the Americas and EMEA, the volume declines were primarily due to lower banking project activity and in AP mainly due to structural changes in the market. This was partially offset by higher retail solutions activity in the Americas. Systems net sales also included an unfavorable impact of $8.1 related to purchase accounting adjustments.

A more detailed discussion of segment net sales is included under "Segment Net Sales and Operating Profit Summary" below.

Geographic Regions

•
Americas net sales increased $88.9 or 5.7 percent. The incremental net sales from the Acquisition accounted for $89.4. Excluding the incremental net sales from the Acquisition, net sales was flat. The Americas benefited from higher systems retail solutions in Brazil and higher services revenue related to an increase in multi-vendor service contract volume. This was offset by fewer large systems banking projects across the region and a decrease in software revenue associated with the conclusion of Agilis 3/Windows 7 upgrade activity.

•
EMEA net sales increased $776.9 or 191.2 percent. The incremental net sales from the Acquisition accounted for $822.1. Excluding the incremental net sales from the Acquisition, net sales decreased $45.2 primarily attributable to fewer large projects in the Middle East, United Kingdom and Poland in conjunction with lower overall software volume.

•
AP net sales increased $31.2 or 7.1 percent. The incremental net sales from the Acquisition accounted for $143.3. Excluding the incremental net sales from the Acquisition, net sales decreased $112.1 primarily due to lower systems and services volume related to the market structure changes in China and the local government's demonetization program in India.

Solutions

•
Banking net sales increased $398.4 or 16.6 percent. The incremental net sales from the Acquisition accounted for $616.7. Excluding the incremental net sales from the Acquisition, net sales decreased $218.3 primarily due to lower systems volumes across the Company with lower large project activity impacting all regions. In addition, banking software decreased primarily due to the completion of the Agilis 3/Windows 7 upgrade activity in the Americas. Banking net sales was also unfavorably impacted by $9.8 related to purchase accounting adjustments.

•
Retail net sales increased $498.6. The incremental net sales from the Acquisition accounted for $438.1. Excluding the incremental net sales from the Acquisition, net sales increased $60.5 due to higher demand in Brazil for voting solutions and was unfavorably impacted by $6.4 related to purchase accounting adjustments.

Gross Profit

The following table represents information regarding our gross profit for the years ended December 31:

	2016	2015	$ Change	% Change
Gross profit - services and software	$580.8	$488.0	$92.8	19.0
Gross profit - systems	140.9	164.0	(23.1)	(14.1)
Total gross profit	$721.7	$652.0	$69.7	10.7

Gross margin - services and software	29.3%	34.0%
Gross margin - systems	10.6%	16.7%
Total gross margin	21.8%	26.9%

Services and software gross margin was lower in the year ended December 31, 2016 due in part to the impact of the Acquisition, which utilizes a higher third-party labor model to support its service and software revenue stream, resulting in a dilutive effect on margins. Services and software gross margin was also adversely impacted by higher restructuring and non-routine costs compared to the prior year. In the year ended December 31, 2016, services and software gross profit was adversely impacted by a non-routine revenue reduction of $8.1 related to purchase accounting adjustments associated with the Acquisition. Services and software gross profit also included restructuring charges of $20.8 and $3.1 in 2016 and 2015, respectively. In addition, the Americas was unfavorably impacted due to retro-active contract adjustments and customer service level agreement penalties.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Systems gross margin decreased as a result of purchase accounting valuation adjustments associated with the Acquisition, primarily related to inventory revaluation. Purchase accounting adjustments included an $8.1 reduction in revenue and an increase in cost of sales of $82.6. Gross profit included total restructuring charges of $4.7 and $1.4 in 2016 and 2015, respectively. Excluding the impact of non-routine and restructuring, gross margin was flat between years. Americas systems gross margin declined due to unfavorable customer and product solution mix in 2016. Additionally, systems gross margins in EMEA and AP were relatively flat due to the favorable impact of the Acquisition, which was partially offset by an unfavorable blend of country revenue and the deteriorating market conditions in China.

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

Excluding the impact of incremental expense associated with the Acquisition of $220.6, the increase in selling and administrative expense primarily resulted from higher total non-routine charges. To a lesser extent, higher corporate legal and professional fees also negatively impacted selling and administrative expense in 2016. These increases were partially offset by a decrease in sales commission expense, lower IT and marketing expenses related to transformation initiatives, favorable currency impact and a decrease in bad debt expense in the Americas.

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

Research, development and engineering expense as a percent of net sales in 2016 and 2015 was 3.3 percent and 3.6 percent, respectively. Excluding the impact of the Acquisition, research and development expense decreased primarily as a result of lower reinvestment associated with the Company's transformation initiatives compared to the prior year. Research, development and engineering expense included restructuring charges of $5.1 and $0.6 in 2016 and 2015, respectively.

During the fourth quarter of 2016, the Company recorded a $9.8 impairment charge related to redundant legacy Diebold internally-developed software and an indefinite-lived trade name in Americas as a result of the Acquisition. The decrease in the gross carrying value of internally-developed software is primarily due to a $9.1 impairment during the first quarter of 2015 of certain internally-developed software related to redundant legacy Diebold software as a result of the acquisition of Phoenix.

Operating Profit (Loss)

The following table represents information regarding our operating profit (loss) for the years ended December 31:

	2016	2015	$ Change	% Change
Operating profit (loss)	$(159.8)	$58.6	$(218.4)	N/M
Operating margin	(4.8)%	2.4%

The decrease in operating profit was due to a decline in systems gross profit primarily associated with the inventory valuation adjustment from the Acquisition and higher operating expenses. These operating expenses included amortization of acquired intangible assets, restructuring and non-routine costs of acquisitions and divestitures.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Other Income (Expense)

The following table represents information regarding our other income (expense) for the years ended December 31:

	2016	2015	$ Change	% Change
Interest income	$21.5	$26.0	$(4.5)	(17.3)
Interest expense	(101.4)	(32.5)	(68.9)	N/M
Foreign exchange gain (loss), net	(2.1)	(10.0)	7.9	79.0
Miscellaneous, net	3.5	3.7	(0.2)	(5.4)
Other income (expense)	$(78.5)	$(12.8)	$(65.7)	N/M

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

Income from Discontinued Operations, Net of Tax

Income from discontinued operations, net of tax was $143.7 and $15.9 for the years ended December 31, 2016 and 2015, respectively. The closing of the NA ES divestiture occurred on February 1, 2016 and the Company recorded a gain on sale, net of tax, of $145.0 for the year ended December 31, 2016. Additionally, the income from discontinued operations, net of tax includes a net loss of $1.3 as a result of the operations included through February 1, 2016 and net income of $15.9 for the year ended December 31, 2015. The closing purchase price was subject to a customary working capital adjustment, which was finalized in the third quarter of 2016.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Segment Revenue and Operating Profit Summary

The following tables represent information regarding our revenue and operating profit by reporting segment for the years ended December 31:

Services:	2016	2015	$ Change	% Change
Net sales	$1,726.7	$1,295.7	$431	33.3
Segment operating profit (loss)	$298.7	$262.8	$35.9	13.7
Segment operating profit margin	17.3%	20.3%

Services net sales increased $431.0 including incremental net sales from the Acquisition of $434.6 and a net unfavorable currency impact of $21.6. Excluding the incremental net sales from the Acquisition and currency, net sales increased $26.7 attributable to higher maintenance service revenue related to an increase in multi-vendor service contracts in the Americas. This was partially offset by lower net sales across service business lines in AP. Services net sales also included an unfavorable impact of $8.1 related to purchase accounting adjustments.

Segment operating profit increased $35.9 in 2016 compared to 2015. The incremental portion from the Acquisition accounted for $55.5 in segment operating profit in 2016. Excluding the incremental portion from the Acquisition, segment operating profit decreased $19.6 in 2016 driven by lower gross profit in AP mainly due to structural changes in the market and incremental costs related to customer service level agreement contract requirements.

Segment operating profit margin decreased in part to the impact of the Acquisition, which utilizes a higher third-party labor model to support its service and software revenue stream, resulting in a dilutive effect on margins in 2016.

Software:	2016	2015	$ Change	% Change
Net sales	$256.3	$139.1	$117.2	84.3
Segment operating profit (loss)	$9.6	$11.8	$(2.2)	(18.6)
Segment operating profit margin	3.7%	8.5%

Software net sales increased $117.2 including incremental net sales from the Acquisition of $146.0 and a net unfavorable currency impact of $2.7. Excluding the incremental net sales from the Acquisition and currency, net sales decreased $26.1 primarily related to lower volumes in the Americas and EMEA.

Segment operating profit decreased $2.2 in 2016. The incremental portion from the Acquisition accounted for $22.4 in segment operating profit in 2016. Excluding the incremental portion from the Acquisition, operating profit decreased $24.6 in 2016. The decrease in operating profit was driven by lower gross profit from prior year high margin upgrade projects in North America and lower volume in EMEA.

Segment operating profit margin decreased due to lower upgrade project volume in the Americas as well as lower volume in EMEA, partially offset by the positive impact of the Acquisition.

Systems:	2016	2015	$ Change	% Change
Net sales	$1,333.3	$984.5	$348.8	35.4
Segment operating profit (loss)	$(24.7)	$(48.8)	$24.1	(49.4)
Segment operating profit margin	(1.9)%	(5.0)%
Systems net sales increased $348.8, including incremental net sales from the Acquisition of $474.2 and a net unfavorable currency impact of $28.2. Excluding the incremental net sales from the Acquisition and currency, net sales decreased $105.9 as systems net sales were adversely impacted by lower banking solution activity across the Company. In the Americas and EMEA, the volume declines were primarily due to lower banking project activity and in AP mainly due to structural changes in the market. This was partially offset by higher retail solutions activity in the Americas. Systems net sales also included an unfavorable impact of $8.1 related to purchase accounting adjustments.

Segment operating loss decreased $24.1 in 2016. The incremental portion from the Acquisition was a $47.4 segment operating profit in 2016. Excluding the incremental portion from the Acquisition, segment operating loss increased $23.4 in 2016. The increase in segment operating loss was attributable to lower gross profit associated with banking volume declines in each region offset by higher retail solutions activity in the Americas. The increase in segment operating loss was offset by lower operating expense, particularly in research and development expense as a result of lower reinvestment associated with the maturity of the Company's transformation initiatives.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Segment operating profit margin increased due to the positive impact of the acquisition in 2016.

Refer to note 22 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K, for further details of segment revenue and operating profit.

LIQUIDITY AND CAPITAL RESOURCES

Capital resources are obtained from income retained in the business, borrowings under the Company’s senior notes, committed and uncommitted credit facilities and operating and capital leasing arrangements. Management expects that the Company’s capital resources will be sufficient to finance planned working capital needs, research and development activities, investments in facilities or equipment, pension contributions, the payment of dividends on the Company’s common shares, the payment of guaranteed dividends, including the purchase of minority shares, related to the Diebold Nixdorf AG ordinary shares not controlled by the Company and any repurchases of the Company’s common shares for at least the next 12 months. At December 31, 2017, $555.6 or 90.1 percent of the Company’s cash and cash equivalents and short-term investments reside in international tax jurisdictions. Repatriation of certain international held funds could be negatively impacted by potential payments for certain foreign taxes. The Company has earnings in certain jurisdictions available for repatriation of $1,399.0 with no additional tax expense primarily as a result of the Tax Act. Part of the Company’s growth strategy is to pursue strategic acquisitions. The Company has made acquisitions in the past and intends to make acquisitions in the future. The Company intends to finance any future acquisitions with either cash and short-term investments, cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares.

The Company's total cash and cash availability as of December 31, 2017 and 2016 was as follows:

	2017	2016
Cash and cash equivalents	$535.2	$652.7
Additional cash availability from:
Uncommitted lines of credit	216.9	198.6
Revolving facility	445.0	520.0
Short-term investments	81.4	64.1
Total cash and cash availability	$1,278.5	$1,435.4

The following table summarizes the results of our consolidated statement of cash flows for the years ended December 31:

Net cash flow provided by (used in)	2017	2016	2015
Operating activities - continuing operations	$37.1	$39.3	$32.1
Investing activities - continuing operations	(128.8)	(923.3)	(62.4)
Financing activities - continuing operations	(63.7)	881.3	41.7
Discontinued operations, net	—	351.3	2.6
Effect of exchange rate changes on cash and cash equivalents	37.9	(8.0)	(23.9)
Net increase (decrease) in cash and cash equivalents	$(117.5)	$340.6	$(9.9)

During 2017, cash and cash equivalents decreased $117.5 primarily due to cash utilized for investing and financing activities as well as payments of $72.1, $77.1, $99.9 and $78.2 for integration initiatives, restructuring programs, interest on debt and income taxes, respectively. These uses were offset by the cash provided by continuing operations.

Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impact reported cash flows. Net cash provided by operating activities was $37.1 for the year ended December 31, 2017, a decrease of $2.2 from $39.3 for the year ended December 31, 2016. The overall decrease was primarily due to lower contributions from working capital and deferred revenue offset by lower income from continuing operations primarily from integration initiatives and restructuring programs. Additional detail is included below:

•
Cash flows from continuing operating activities during the year ended December 31, 2017 compared to the year ended December 31, 2016 were impacted by a $34.8 increase in loss from continuing operations, net of tax. (refer to Results of Operations for further discussion of the Company's income from continuing operations, net of tax).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

•
The net aggregate of trade accounts receivable, inventories and accounts payable provided $34.6 and $113.1 in operating cash flows during the year ended December 31, 2017 and 2016, respectively. The decrease is a result of the timing of seasonal declines in working capital accounts primarily related to the Acquisition. Additionally in 2016, Diebold Nixdorf AG included a favorable comparison to the acquisition date and a non-cash purchase accounting inventory revaluation adjustment of $62.7. The decrease in cash provided by trade accounts receivables is primarily related to lower cash collected in U.S, and EMEA compared to the prior year. The decrease in cash used by accounts payable is a result of reduced spending in EMEA, AP and the U.S., offset by slightly higher spending in the rest of the Americas compared to the prior year.

•
Deferred revenue provided $26.0 of operating cash during the year ended December 31, 2017, compared to $61.6 in the year ended December 31, 2016. The decrease in cash flow associated with deferred revenue is due to timing of customer prepayments primarily in EMEA offset by AP and Americas compared to the prior year.

•
The aggregate of income taxes and deferred income taxes used $20.7 of operating cash during the year ended December 31, 2017, compared to $146.3 used in 2016. The 2017 impact primarily related to the impact of the Tax Act, while the 2016 primarily related to the tax impacts related to the Acquisition.

•
In the aggregate, the other combined certain assets and liabilities used of $90.0 in 2017 and provided $28.4 in 2016. The increased use of $118.4 was primarily due to payments related to the restructuring accruals associated with DN2020, offset by warranty accrual, collections of finance and lease receivables and the non-cash sources of Diebold Nixdorf AG accrued noncontrolling interest guaranteed dividend.

The most significant changes in adjustments to net income include increased depreciation and amortization expense and additional share-based compensation expense. Depreciation and amortization expense increased $117.4 to $252.2 in 2017 compared to$134.8 during 2016 primarily due to incremental depreciation and amortization expense related to the Acquisition.The increase in share-based compensation expense to $33.9 in 2017 from $22.2 in 2016 was primarily due to an incremental increase in awards granted as a result of the Acquisition and an additional synergy grant in 2017 related to DN2020. Other adjustments to net income includes the gains from divestitures of the legacy Diebold business in the U.K. and the ES business located in Mexico offset by the loss from sale of the ES business in Chile during 2017. During 2016, the other adjustments to net income include foreign currency option and forward contracts that hedged against the effect of exchange rate fluctuations on the cash purchase consideration, acquisition related costs and any outstanding Diebold Nixdorf AG borrowings that were euro denominated and expected to be paid on or near the closing of the Acquisition. During 2016, the Company recorded a $9.3 mark-to-market net gain on foreign currency option and forward contracts which is reflected in other income (expense) miscellaneous, net.

Investing Activities. Net cash used in investing activities was $128.8 for the year ended December 31, 2017 compared to net cash used in investing activities of $923.3 for the year ended December 31, 2016. The maturities and purchases of investments primarily relate to short-term investment activity in Brazil and for 2017 also include the Company's investment in Kony. The proceeds from the sale of assets primarily include cash from the divestitures of the legacy Diebold business in the U.K. and the ES businesses located in Mexico and Chile. The $794.5 change was primarily due to the funding of the Acquisition offset by $16.2 of proceeds from sale of foreign currency option contracts and payments for acquisitions of Moxx and Visio for $5.6 in the aggregate, net of cash acquired, and other investing activities. This decrease was partially offset by an increase in capital expenditures and certain other assets of $29.9 and $12.9 primarily due to the incremental expenditures related to the Acquisition. The Company's capital expenditures reflect normal investment activities to support operations. As a result of anticipated steps in forming our strategic alliance with Inspur Group, the Company deposited $8.0 into an escrow account, which is included in restricted cash from investing activities of the consolidated statements of cash flows and in other current assets of the consolidated balance sheets. The cash provided by the discontinued operations, net, includes the cash provided by the operations of the NA ES business. In the first quarter of 2016, discontinued operations, net, primarily related to the $365.1 proceeds received for the NA ES business divestiture.

The Company anticipates capital expenditures of approximately $85 in 2018 to be utilized in IT, infrastructure and integration related investments. Currently, the Company finances these investments primarily with funds provided by income retained in the business, borrowings under the Company's committed and uncommitted credit facilities, and operating and capital leasing arrangements.

Financing Activities. Net cash used in financing activities was $63.7 for the year ended December 31, 2017 compared to net cash provided by financing activities of $881.3 for the year ended 2016, a change of $945.0. The decrease was primarily due to a decrease $968.8 in debt borrowing net of repayments, including associated debt issuance costs, related to the Acquisition. An increase of $7.4 in cash distributions to noncontrolling interests primarily related to Diebold Nixdorf AG partially offset the reduction in dividends paid.

Benefit Plans. The Company plans to make contributions to its retirement plans of $49.6 for the year ended December 31, 2018. The Company anticipates reimbursement of approximately $14 in certain benefits paid from its trustee in 2018. Beyond 2018,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

minimum statutory funding requirements for the Company's U.S. pension plans may become more significant. The actual amounts required to be contributed are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory actions related to pension funding obligations. The Company has adopted a pension investment policy designed to achieve an adequate funded status based on expected benefit payouts and to establish an asset allocation that will meet or exceed the return assumption while maintaining a prudent level of risk. The plan's target asset allocation adjusts based on the plan's funded status. As the funded status improves or declines, the debt security target allocation will increase and decrease, respectively. Management monitors assumptions used for our actuarial projections as well as any funding requirements for the plans.

Payments due under the Company's other post-retirement benefit plans are not required to be funded in advance. Payments are made as medical costs are incurred by covered retirees, and are principally dependent upon the future cost of retiree medical benefits under these plans. The Company expects the other post-retirement benefit plan payments to be $1.1 in 2018 (refer to note 15 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K, for further discussion of the Company's pension and other post-retirement benefit plans).

Dividends. The Company paid dividends of $30.6, $64.6 and $75.6 in the years ended December 31, 2017, 2016 and 2015, respectively. Annualized dividends per share were $0.40, $0.96 and $1.15 for the years ended December 31, 2017, 2016 and 2015, respectively. The first quarterly dividend of 2018 is $0.10 per share payable March 16, 2018 to shareholders of record on February 26, 2018.

Contractual Obligations. The following table summarizes the Company’s approximate obligations and commitments to make future payments under contractual obligations as of December 31, 2017:

		Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short-term uncommitted lines of credit (2)	$16.2	$16.2	$—	$—	$—
Long-term debt	1,888.0	50.5	500.8	29.2	1,307.5
Interest on debt (1)	444.6	89.4	163.9	135.5	55.8
Minimum operating lease obligations	230.4	89.6	84.3	43.4	13.1
Purchase commitments	16.4	11.1	5.3	—	—
Total	$2,579.4	$240.6	$754.3	$208.1	$1,376.4

(1)	Amounts represent estimated contractual interest payments on outstanding long-term debt and notes payable. Rates in effect as of December 31, 2017 are used for variable rate debt.

(2)	The amount available under the short-term uncommitted lines at December 31, 2017 was $216.9. Refer to Note 14 Debt in Item 8 Financial Statements and Supplementary Data for additional information.

In connection with the Acquisition, the Company entered into the DPLTA, which entitles the Diebold Nixdorf AG minority shareholders to receive recurring cash compensation, or a guaranteed dividend, of €3.13 (€2.82 net under the current taxation regime) per Diebold Nixdorf AG ordinary share for each full fiscal year of Diebold Nixdorf AG. The Company's anticipates paying $24.6 during 2018 for the guaranteed dividend based on the remaining Diebold Nixdorf AG minority shareholders and euro rate as of December 31, 2017. The ultimate amounts of the future cash payments related to recurring guaranteed dividends are uncertain.

At December 31, 2017, the Company also maintained uncertain tax positions of $48.4, for which there is a high degree of uncertainty as to the expected timing of payments (refer to note 7 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K).

The Company entered into a revolving and term loan credit agreement (the Credit Agreement), dated as of November 23, 2015, among the Company and certain of the Company's subsidiaries, as borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders named therein. The Credit Agreement included, among other things, mechanics for the Company’s existing revolving and term loan A facilities to be refinanced under the Credit Agreement. On December 23, 2015, the Company entered into a Replacement Facilities Effective Date Amendment, which amended the Credit Agreement, among the Company, certain of the Company’s subsidiaries, the lenders identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to which the Company refinanced its $520.0 revolving and $230.0 term loan A senior unsecured credit facilities (which have been terminated and repaid in full) with, respectively, a new unsecured revolving facility (the Revolving Facility) in an amount of up to $520.0 and a new (non-delayed draw) unsecured term loan A facility (the Term Loan A Facility) on substantially the same terms as the Delayed Draw Term Facility (as defined in the Credit Agreement) in the amount of up to $230.0. The Revolving Facility and Term Loan A Facility are subject to the same maximum consolidated net leverage ratio and minimum consolidated interest coverage

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

ratio as the Delayed Draw Term Facility. On December 23, 2020, the Term Loan A Facility will mature and the Revolving Facility will automatically terminate. The weighted-average interest rate on outstanding revolving credit facility borrowings as of December 31, 2017 and December 31, 2016 was 3.63 percent and 2.56 percent, respectively, which is variable based on the London Interbank Offered Rate (LIBOR). The amount available under the revolving credit facility as of December 31, 2017 was $445.0.

On April 19, 2016, the Company issued $400.0 aggregate principal amount of senior notes due 2024 (the 2024 Senior Notes). The 2024 Senior Notes are and will be guaranteed by certain of the Company’s existing and future domestic subsidiaries.

On May 9, 2017, the Company entered into an incremental amendment to its Credit Agreement (the Incremental Agreement) which reduced the initial term loan B facility (the Term Loan B Facility) of a $1,000.0 USD-denominated tranche to $475.0. The reduction was funded using the $250.0 proceeds drawn from the Delayed Draw Term Loan A Facility, a replacement of $70.0 with Term Loan B Facility - Euro and previous principal payments.

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

The Credit Agreement financial ratios at December 31, 2017 are as follows:

•
a maximum total net debt to adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) leverage ratio of 4.25 to 1.00 as of December 31, 2017 (reducing to 4.00 on December 31, 2018, and further reduced to 3.75 on June 30, 2019); and

•	a minimum adjusted EBITDA to net interest expense coverage ratio of not less than 3.00 to 1.00

The Company incurred $1.1 and $39.2 of fees in the years ended December 31, 2017 and 2016, respectively, related to the Credit Agreement and 2024 Senior Notes, which are amortized as a component of interest expense over the terms.

Below is a summary of financing and replacement facilities information:

Financing and Replacement Facilities	Interest Rate Index and Margin	Maturity/Termination Dates	Initial Term (Years)
Credit Agreement facilities
Revolving Facility	LIBOR + 2.00%	December 2020	5
Term Loan A Facility	LIBOR + 2.00%	December 2020	5
Delayed Draw Term Loan A Facility	LIBOR + 2.00%	December 2020	5
Term Loan B Facility - USD	LIBOR(i) + 2.75%	November 2023	7.5
Term Loan B Facility - Euro	EURIBOR(ii) + 3.00%	November 2023	7.5
2024 Senior Notes	8.5%	April 2024	8

(i)	LIBOR with a floor of 0.0 percent.

(ii)	EURIBOR with a floor of 0.0 percent.

The debt facilities under the Credit Agreement are secured by substantially all assets of the Company and its domestic subsidiaries that are borrowers or guarantors under the Credit Agreement, subject to certain exceptions and permitted liens.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

In March 2006, the Company issued senior notes (the 2006 Senior Notes) in an aggregate principal amount of $300.0. The Company funded the repayment of $75.0 aggregate principal amount of the 2006 Senior Notes at maturity in March 2013 using borrowings under its revolving credit facility and the repayment of $175.0 aggregate principal amount of the 2006 Senior Notes that matured in March 2016 through the use of proceeds from the divestiture of the Company's NA ES business. Prepayment of the remaining $50.0 aggregate principal amount of the 2006 Senior Notes were paid in full on May 2, 2016. The prepayment included a make-whole premium of $3.9, which was paid in addition to the principal and interest of the 2006 Senior Notes and is included in interest expense for the year ended December 31, 2016.

On November 23, 2015, the Company entered into two foreign currency option contracts to purchase €1,416.0 for $1,547.1 to hedge against the effect of exchange rate fluctuations on the euro-denominated cash consideration related to the Acquisition and estimated euro-denominated transaction related costs and any outstanding Diebold Nixdorf AG borrowings. At that time, the euro-denominated cash component of the purchase price consideration approximated €1,162.2. The foreign currency option contracts were sold during the second quarter of 2016 for cash proceeds of $42.6, which are included in investing activities in the consolidated statements of cash flows, resulting in a gain of $35.6 during the year ended December 31, 2016 and $7.0 during the fourth quarter of 2015. The weighted average strike price was $1.09 per euro. These foreign currency option contracts were non-designated and included in other current assets on the consolidated balance sheet as of December 31, 2016 based on the net asset position.

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

During November 2016, the Company entered into multiple pay-fixed receive-variable interest rate swaps outstanding with an aggregate notional amount of $400.0. These instruments were used to hedge the variable cash flows associated with existing variable-rate debt. Additionally, the Company has a non-designated interest swap, which was acquired in connection with the Acquisition, with a notional amount of €50.0 with a fair value of €(5.5) and €(6.9) as of December 31, 2017 and 2016, respectively.

During the year ended December 31, 2016, the Company recorded a $9.3 mark-to-market gain (loss) on foreign currency and forward option contracts reflected in miscellaneous, net.

Refer to note 19 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K for additional information regarding the Company's hedging and derivative instruments.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements. The consolidated financial statements of the Company are prepared in conformity with U.S. GAAP. The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenues and expenses. Such estimates include revenue recognition, the valuation of trade and financing receivables, inventories, goodwill, intangible assets, other long-lived assets, legal contingencies, guarantee obligations, and assumptions used in the calculation of income taxes, pension and post-retirement benefits and customer incentives, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors. Management monitors the economic conditions and other factors and will adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

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
AND RESULTS OF OPERATIONS as of December 31, 2017
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

Goodwill. Goodwill is the cost in excess of the net assets of acquired businesses (refer to note 13 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K). The Company tests all existing goodwill at least annually as of October 31 for impairment on a reporting unit basis. The Company tests for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the carrying value of a reporting unit below its reported amount. Beginning with the first quarter of 2017, the Company’s reportable operating segments are based on the conclusion of the assessment on the following lines of business: Software, Systems, and Services and will reclassify comparative periods for consistency. Each year, the Company may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. In evaluating whether it is more likely than not the fair value of a reporting unit is less than its carrying amount, the Company considers the following events and circumstances, among others, if applicable: (a) macroeconomic conditions such as general economic conditions, limitations on accessing capital or other developments in equity and credit markets; (b) industry and market considerations such as competition, multiples or metrics and changes in the market for the Company's products and services or regulatory and political environments; (c) cost factors such as raw materials, labor or other costs; (d) overall financial performance such as cash flows, actual and planned revenue and earnings compared with actual and projected results of relevant prior periods; (e) other relevant events such as changes in key personnel, strategy or customers; (f) changes in the composition of a reporting unit's assets or expected sales of all or a portion of a reporting unit; and (g) any sustained decrease in share price.

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
AND RESULTS OF OPERATIONS as of December 31, 2017
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

The acquired Diebold Nixdorf AG goodwill is primarily the result of anticipated synergies achieved through increased scale, a streamlined portfolio of products and solutions, higher utilization of the service organization, workforce rationalization in overlapping regions and shared back office resources. The Company also expects, after completion of the business combination and related integration, to generate improved free cash flow, which would be used to make investments in innovative software and solutions and reduce debt. The Company has allocated goodwill to its Services, Software and Systems reportable operating segments. The goodwill associated with the Acquisition is not deductible for income tax purposes.

In the fourth quarter of 2017, goodwill was reviewed for impairment based on a two-step test, which resulted in no impairment in any of the Company's reporting units. The Company estimated the fair value of its nine reporting unit using a combination of the income valuation and market approach in valuation methodology. The determination of the fair value of the reporting unit requires significant estimates and assumptions, including significant unobservable inputs. The key inputs included, but were not limited to, discount rates, terminal growth rates, market multiple data from selected guideline public companies, management’s internal forecasts which include numerous assumptions such as projected net sales, gross profit, sales mix, operating and capital expenditures and earnings before interest and taxes margins, among others. Management determined that the Services-AP and Software-EMEA reporting units had excess fair value of $15.4 or 8.1 percent and $1.3 or 0.6 percent, respectively, when compared to their carrying amounts. The other reporting units had excess fair value of approximately $50 or greater cushion when compared to their carrying amount. Changes in certain assumptions or the Company's failure to execute on the current plan could have a significant impact to the estimated fair value of the reporting units.

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
AND RESULTS OF OPERATIONS as of December 31, 2017
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

The following table represents assumed healthcare cost trend rates at December 31:

	2017	2016
Healthcare cost trend rate assumed for next year	6.8%	7.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that rate reaches ultimate trend rate	2025	2025

The healthcare trend rates for the postemployment benefits plans in the U.S. are reviewed based upon the results of actual claims experience. The Company used initial healthcare cost trends of 6.8 percent and 7.0 percent in 2017 and 2016, respectively, with an ultimate trend rate of 5.0 percent reach in 2025. Assumed healthcare cost trend rates have a modest effect on the amounts reported for the healthcare plans.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2017
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on total of service and interest cost	$—	$—
Effect on other post-retirement benefit obligation	$0.5	$(0.5)

During 2017, the Society of Actuaries released a new mortality improvement projection scale (MP-2017) resulting from recent studies measuring mortality rates for various groups of individuals. As of December 31, 2017, the Company adopted for the pension plan in the U.S. the use of the RP-2014 base mortality table modified to remove the post-2006 projections using the MP-2014 mortality improvement scale and replacing it with projections using the fully generational MP-2017 projection scale. For the plans outside the U.S., the mortality tables used are those either required or customary for local accounting and/or funding purposes.

RECENTLY ISSUED ACCOUNTING GUIDANCE

Refer to note 1 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K, for information on recently issued accounting guidance.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2017
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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Some of the risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements include, but are not limited to:

•	the ultimate impact of the DPLTA with Diebold Nixdorf AG and the outcome of the appraisal proceedings initiated in connection with the implementation of the DPLTA;

•	the ultimate outcome and results of integrating the operations of the Company and Diebold Nixdorf AG;

•	the ultimate outcome of the Company’s pricing, operating and tax strategies applied to Diebold Nixdorf AG and the ultimate ability to realize cost reductions and synergies;

•	the Company's ability to successfully operate its strategic alliances in China with the Inspur Group and Aisino Corp.;

•
changes in political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the worldwide business in each of the Company's operations, including the impact of the Tax Act;

•	the Company’s reliance on suppliers and any potential disruption to the Company’s global supply chain;

•
the impact of market and economic conditions economic conditions, including any additional deterioration and disruption in the financial and service markets, including the bankruptcies, restructurings or consolidations of financial institutions, which could reduce our customer base and/or adversely affect our customers' ability to make capital expenditures, as well as adversely impact the availability and cost of credit;

•	the acceptance of the Company's product and technology introductions in the marketplace;

•	competitive pressures, including pricing pressures and technological developments;

•	changes in the Company's relationships with customers, suppliers, distributors and/or partners in its business ventures;

•	the effect of legislative and regulatory actions in the U.S. and internationally and the Company’s ability to comply with government regulations;

•	the impact of a security breach or operational failure on the Company's business;

•	the Company's ability to successfully integrate other acquisitions into its operations;

•	the impact of the Company's strategic initiatives;

•	the Company's ability to maintain effective internal controls;

•
changes in the Company's intention to further repatriate cash and cash equivalents and short-term investments residing in international tax jurisdictions, which could negatively impact foreign and domestic taxes;

•	unanticipated litigation, claims or assessments, as well as the outcome/impact of any current/pending litigation, claims or assessments, including but not limited to the Company's Brazil tax dispute;

•	potential security violations to the Company's IT systems;

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(dollars in millions, except per share amounts)

The Company is exposed to foreign currency exchange rate risk inherent in its international operations denominated in currencies other than the U.S. dollar. A hypothetical 10 percent movement in the applicable foreign exchange rates would have resulted in an increase or decrease in 2017 and 2016 year-to-date operating profit of $18.0 and $3.6, respectively. The sensitivity model assumes an instantaneous, parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in an instantaneous or parallel fashion may overstate the impact of changing exchange rates on amounts denominated in a foreign currency.

The Company’s risk-management strategy uses derivative financial instruments such as forwards to hedge certain foreign currency exposures. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. The Company does not enter into derivatives for trading purposes. The Company’s primary exposures to foreign exchange risk are movements in the euro, Great Britain pound sterling, Canada dollar, Brazil real, Thailand baht, Mexico pesos and China yuan renminbi.

The Company manages interest rate risk with the use of variable rate borrowings under its committed and uncommitted credit facilities and interest rate swaps. Variable rate borrowings under the credit facilities totaled $1,504.0 and $1,460.0 of which $400.0 and $452.6 were effectively converted to fixed rate using interest rate swaps at December 31, 2017 and 2016, respectively. A one percentage point increase or decrease in interest rates would have resulted in an increase or decrease in interest expense of $10.5 and $10.1 for 2017 and 2016, respectively, including the impact of the swap agreements. The Company’s primary exposure to interest rate risk is movements in the LIBOR, which is consistent with prior periods.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Diebold Nixdorf, Incorporated:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Diebold Nixdorf, Incorporated and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We or our predecessor firms have served as the Company’s auditor since 1965.

Cleveland, Ohio
February 28, 2018

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Diebold Nixdorf, Incorporated:

Opinion on Internal Control Over Financial Reporting
We have audited Diebold Nixdorf, Incorporated and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the "consolidated financial statements"), and our report dated February 28, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under item 9A(a) of the Diebold Nixdorf, Incorporated’s December 31, 2017 annual report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Cleveland, Ohio
February 28, 2018

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$535.2	$652.7
Short-term investments	81.4	64.1
Trade receivables, less allowances for doubtful accounts of $71.7 and $50.4, respectively	830.1	835.9
Inventories	737.0	737.7
Prepaid expenses	65.7	60.7
Income taxes	73.4	85.2
Other current assets	185.6	183.3
Total current assets	2,508.4	2,619.6
Securities and other investments	96.8	94.7
Property, plant and equipment, net	364.5	387.0
Deferred income taxes	293.8	309.5
Finance lease receivables	14.4	25.2
Goodwill	1,117.1	998.3
Customer relationships, net	633.3	596.3
Other intangible assets, net	140.5	176.6
Other assets	81.4	63.1
Total assets	$5,250.2	$5,270.3

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities
Notes payable	$66.7	$106.9
Accounts payable	562.2	560.5
Deferred revenue	437.5	404.2
Payroll and other benefits liabilities	198.9	172.5
Other current liabilities	534.1	580.4
Total current liabilities	1,799.4	1,824.5
Long-term debt	1,787.1	1,691.4
Pensions, post-retirement and other benefits	266.4	297.2
Deferred income taxes	287.1	300.6
Other liabilities	111.3	87.7
Commitments and contingencies
Redeemable noncontrolling interests	492.1	44.1
Equity
Diebold Nixdorf, Incorporated shareholders' equity
Preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Common shares, $1.25 par value, 125,000,000 authorized shares, (90,524,360 and 89,924,378 issued shares, 75,558,544 and 75,144,784 outstanding shares, respectively)	113.2	112.4
Additional capital	721.5	720.0
Retained earnings	399.0	662.7
Treasury shares, at cost (14,965,816 and 14,779,594 shares, respectively)	(567.4)	(562.4)
Accumulated other comprehensive loss	(196.3)	(341.3)
Total Diebold Nixdorf, Incorporated shareholders' equity	470.0	591.4
Noncontrolling interests	36.8	433.4
Total equity	506.8	1,024.8
Total liabilities, redeemable noncontrolling interests and equity	$5,250.2	$5,270.3

See accompanying notes to consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Years ended December 31,
	2017	2016	2015
Net sales
Services and software	$2,873.9	$1,983.0	$1,434.8
Systems	1,735.4	1,333.3	984.5
	4,609.3	3,316.3	2,419.3
Cost of sales
Services and software	2,161.0	1,402.2	946.8
Systems	1,438.6	1,192.4	820.5
	3,599.6	2,594.6	1,767.3
Gross profit	1,009.7	721.7	652.0
Selling and administrative expense	933.7	761.2	488.2
Research, development and engineering expense	155.5	110.2	86.9
Impairment of assets	3.1	9.8	18.9
(Gain) loss on sale of assets, net	1.0	0.3	(0.6)
	1,093.3	881.5	593.4
Operating profit (loss)	(83.6)	(159.8)	58.6
Other income (expense)
Interest income	20.3	21.5	26.0
Interest expense	(117.3)	(101.4)	(32.5)
Foreign exchange gain (loss), net	(3.9)	(2.1)	(10.0)
Miscellaneous, net	8.8	3.5	3.7
Income (loss) from continuing operations before taxes	(175.7)	(238.3)	45.8
Income tax (benefit) expense	29.8	(67.6)	(13.7)
Income (loss) from continuing operations, net of tax	(205.5)	(170.7)	59.5
Income from discontinued operations, net of tax	—	143.7	15.9
Net income (loss)	(205.5)	(27.0)	75.4
Net income attributable to noncontrolling interests, net of tax	27.6	6.0	1.7
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(233.1)	$(33.0)	$73.7

Basic weighted-average shares outstanding	75.5	69.1	64.9
Diluted weighted-average shares outstanding	75.5	69.1	65.6

Basic earnings (loss) per share
Income (loss) before discontinued operations, net of tax	$(3.09)	$(2.56)	$0.89
Income from discontinued operations, net of tax	—	2.08	0.24
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(3.09)	$(0.48)	$1.13

Diluted earnings (loss) per share
Income (loss) before discontinued operations, net of tax	$(3.09)	$(2.56)	$0.88
Income from discontinued operations, net of tax	—	2.08	0.24
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(3.09)	$(0.48)	$1.12

Amounts attributable to Diebold Nixdorf, Incorporated
Income (loss) before discontinued operations, net of tax	$(233.1)	$(176.7)	$57.8
Income from discontinued operations, net of tax	—	143.7	15.9
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(233.1)	$(33.0)	$73.7

Cash dividends declared and paid per share	$0.40	$0.96	$1.15

See accompanying notes to consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Years ended December 31,
	2017	2016	2015
Net income (loss)	$(205.5)	$(27.0)	$75.4
Other comprehensive income (loss), net of tax:
Translation adjustment (net of tax of $8.4, $(0.6) and $5.3, respectively)	140.3	(32.4)	(141.3)
Foreign currency hedges (net of tax of $0.2, $6.2 and $(4.0), respectively)	0.6	(10.7)	6.4
Interest rate hedges:
Net income recognized in other comprehensive income (net of tax of $(1.7), $(3.0) and $(0.3), respectively)	3.9	4.9	0.8
Less: reclassification adjustments for amounts recognized in net income (net of tax of $(0.1), $0.0 and$(0.2), respectively)	0.4	0.2	0.4
	3.5	4.7	0.4
Pension and other post-retirement benefits:
Prior service credit recognized during the year (net of tax of $0.0, $0.0 and $0.1, respectively)	—	—	(0.1)
Net actuarial losses recognized during the year (net of tax of $(3.3), $(1.8) and $(2.7), respectively)	2.2	4.0	4.2
Prior service cost occurring during the year (net of tax of $(0.5), $0.0 and $0.0, respectively)	0.4	—	—
Net actuarial (gain) loss occurring during the year (net of tax of $(6.6), $(8.3) and $(1.3), respectively)	4.5	18.5	2.1
Net actuarial gains (losses) recognized due to settlement (net of tax of $0.4, $0.0 and $0.0, respectively)	(0.2)	—	—
Net actuarial gain recognized due to curtailment (net of tax of $0.0, $1.5 and $0.0, respectively)	—	(3.3)	—
Acquired benefit plans and other (net of tax of $1.5, $0.0 and $0.0, respectively)	(1.5)	—	—
Currency impact (net of tax of $(1.9), $0.4 and $0.0, respectively)	1.3	(0.7)	—
	6.7	18.5	6.2
Other	(0.2)	(0.1)	0.1
Other comprehensive income (loss), net of tax	150.9	(20.0)	(128.2)
Comprehensive income (loss)	(54.6)	(47.0)	(52.8)
Less: comprehensive income attributable to noncontrolling interests	33.5	9.2	3.2
Comprehensive income (loss) attributable to Diebold Nixdorf, Incorporated	$(88.1)	$(56.2)	$(56.0)

See accompanying notes to consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per share amounts)

	Common Shares					Accumulated Other Comprehensive Income (Loss)	Total Diebold Nixdorf, Incorporated Shareholders' Equity
	Number	$1.25 Par Value	Additional Capital	Retained Earnings	Treasury Shares			Non-controlling Interests	Total Equity
Balance, January 1, 2015	79.2	$99.0	$418.0	$762.2	$(557.2)	$(190.5)	$531.5	$23.3	$554.8
Net income (loss)				73.7			73.7	1.7	75.4
Other comprehensive income (loss)						(127.6)	(127.6)	1.5	(126.1)
Stock options exercised	0.1	0.2	3.3				3.5		3.5
Share-based compensation issued	0.4	0.4	(0.4)				—		—
Income tax detriment from share-based compensation			(2.5)				(2.5)		(2.5)
Share-based compensation expense			12.4				12.4		12.4
Dividends paid				(75.6)			(75.6)		(75.6)
Treasury shares (0.1 shares)					(3.0)		(3.0)		(3.0)
Distributions to noncontrolling interest holders, net							—	(3.4)	(3.4)
Balance, December 31, 2015	79.7	$99.6	$430.8	$760.3	$(560.2)	$(318.1)	$412.4	$23.1	$435.5
Net income (loss)				(33.0)			(33.0)	6.0	(27.0)
Other comprehensive income (loss)						(23.2)	(23.2)	3.2	(20.0)
Stock options exercised	—	—	0.3				0.3		0.3
Share-based compensation issued	0.3	0.4	(0.4)				—		—
Income tax detriment from share-based compensation			(0.2)				(0.2)		(0.2)
Share-based compensation expense			22.2				22.2		22.2
Dividends paid				(64.6)			(64.6)		(64.6)
Treasury shares (0.1 shares)					(2.2)		(2.2)		(2.2)
Sale of equity interest							—	7.1	7.1
Reclassification of guaranteed dividend to accrued liabilities							—	(5.7)	(5.7)
Distribution noncontrolling interest holders, net							—	(8.2)	(8.2)
Acquired fair value of noncontrolling interest							—	407.9	407.9
Acquisition of Diebold Nixdorf AG	9.9	12.4	267.3				279.7	—	279.7
Balance, December 31, 2016	89.9	$112.4	$720.0	$662.7	$(562.4)	$(341.3)	$591.4	$433.4	$1,024.8
Net income (loss)				(233.1)			(233.1)	27.6	(205.5)
Other comprehensive income (loss)						145.0	145.0	5.9	150.9
Stock options exercised	—	—	0.3				0.3		0.3
Share-based compensation issued	0.6	0.8	(0.7)				0.1		0.1
Share-based compensation expense			33.9				33.9		33.9
Dividends paid				(30.6)			(30.6)		(30.6)
Treasury shares (0.2 shares)					(5.0)		(5.0)		(5.0)
Reclassification of guaranteed dividend to accrued liabilities							—	(24.6)	(24.6)
Reclassification to redeemable noncontrolling interest			(32.0)				(32.0)	(386.7)	(418.7)
Distributions to noncontrolling interest holders, net							—	(18.8)	(18.8)
Balance, December 31, 2017	90.5	$113.2	$721.5	$399.0	$(567.4)	$(196.3)	$470.0	$36.8	$506.8

Comprehensive income (loss) attributable to noncontrolling interests of $1.5 for the year ended December 31, 2015 is net of a $2.1 Venezuela noncontrolling interest adjustment for the year ended December 31, 2015 to reduce the carrying value to the estimated fair market value.

See accompanying notes to consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2017	2016	2015
Cash flow from operating activities
Net income (loss)	$(205.5)	$(27.0)	$75.4
Income from discontinued operations, net of tax	—	143.7	15.9
Income (loss) from continuing operations, net of tax	(205.5)	(170.7)	59.5
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	252.2	134.8	64.0
Share-based compensation expense	33.9	22.2	12.4
Impairment of assets	3.1	9.8	18.9
Deferred income taxes	16.6	(94.6)	(40.1)
Other	3.5	(13.6)	(0.1)
Cash flow from changes in certain assets and liabilities, net of the effects of acquisitions
Trade receivables	23.2	100.9	(56.4)
Inventories	17.7	124.3	(51.2)
Income taxes	(37.3)	(51.7)	(16.0)
Accounts payable	(6.3)	(112.1)	57.6
Deferred revenue	26.0	61.6	(14.7)
Restructuring accrual	(33.5)	88.0	(3.5)
Warranty liability	(34.2)	(42.2)	(13.8)
Pension and other post-retirement benefits	(25.0)	(16.6)	(20.9)
Certain other assets and liabilities	2.7	(0.8)	36.4
Net cash provided (used) by operating activities - continuing operations	37.1	39.3	32.1
Net cash provided (used) by operating activities - discontinued operations	—	(10.6)	5.1
Net cash provided (used) by operating activities	37.1	28.7	37.2

Cash flow from investing activities
Payments for acquisitions, net of cash acquired	(5.6)	(884.6)	(59.4)
Proceeds from maturities of investments	296.2	225.0	176.1
Payments for purchases of investments	(329.8)	(243.5)	(125.5)
Proceeds from divestitures and the sale of assets	20.9	31.3	5.0
Capital expenditures	(69.4)	(39.5)	(52.3)
Increase in certain other assets	(41.1)	(28.2)	(6.3)
Proceeds from sale of foreign currency option and forward contracts, net	—	16.2	—
Net cash provided (used) by investing activities - continuing operations	(128.8)	(923.3)	(62.4)
Net cash provided (used) by investing activities - discontinued operations	—	361.9	(2.5)
Net cash provided (used) by investing activities	$(128.8)	$(561.4)	$(64.9)

See accompanying notes to consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2017	2016	2015
Cash flow from financing activities
Dividends paid	$(30.6)	$(64.6)	$(75.6)
Debt issuance costs	(1.1)	(39.2)	(6.0)
Revolving debt borrowings (repayments), net	75.0	(178.0)	155.8
Other debt borrowings	374.1	1,837.7	135.8
Other debt repayments	(458.8)	(662.5)	(168.7)
Distributions to noncontrolling interest holders	(17.6)	(10.2)	(0.1)
Issuance of common shares	0.3	0.3	3.5
Repurchase of common shares	(5.0)	(2.2)	(3.0)
Net cash provided (used) by financing activities	(63.7)	881.3	41.7
Effect of exchange rate changes on cash	37.9	(8.0)	(23.9)
Increase (decrease) in cash and cash equivalents	(117.5)	340.6	(9.9)
Add: Cash overdraft included in assets held for sale at beginning of year	—	(1.5)	(4.1)
Less: Cash overdraft included in assets held for sale at end of year	—	—	(1.5)
Cash and cash equivalents at the beginning of the year	652.7	313.6	326.1
Cash and cash equivalents at the end of the year	$535.2	$652.7	$313.6
Cash paid for
Income taxes	$78.2	$83.8	$64.8
Interest	$99.9	$85.4	$32.6

See accompanying notes to consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2017
(in millions, except per share amounts)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of Diebold Nixdorf, Incorporated and its wholly- and majority-owned subsidiaries (collectively, the Company). All significant intercompany accounts and transactions have been eliminated, including common control transfers among subsidiaries of the Company.

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

International Operations. The financial statements of the Company’s international operations are measured using local currencies as their functional currencies, with the exception of certain financial results from Venezuela, Mexico, Argentina, Singapore and Switzerland, which have a functional currency other than local currency. These operations used either USD or euro as their functional currency depending on the concentration of USD or euro transactions and distinct financial information. The Company translates the assets and liabilities of its non-U.S. subsidiaries at the exchange rates in effect at year end and the results of operations at the average rate throughout the year. The translation adjustments are recorded directly as a separate component of shareholders’ equity, while transaction gains (losses) are included in net income.

Venezuelan Currency Devaluation. In 2015, the Company's Venezuelan operations consisted of a fifty-percent owned subsidiary, which was consolidated. Venezuela financial results were measured using the USD as its functional currency because its economy is considered highly inflationary. On March 24, 2014, the Venezuelan government announced a currency exchange mechanism, SICAD 2, which yielded an exchange rate significantly higher than the rates established through the other regulated exchange mechanisms. On February 10, 2015, the Venezuela government introduced a new foreign currency exchange platform called the Marginal Currency System, or SIMADI, which replaced the SICAD 2 mechanism, yielding a significant increase in the exchange rate. As of March 31, 2015, management determined it was unlikely that the Company would be able to convert bolivars under a currency exchange other than SIMADI and remeasured its Venezuela balance sheet using the SIMADI rate of 192.95 compared to the previous SICAD 2 rate of 50.86, which resulted in a loss of $7.5 recorded within foreign exchange gain (loss), net in the consolidated statements of operations in the first quarter of 2015.

As of March 31, 2015, the Company agreed to sell its equity interest in its Venezuela joint venture to its joint venture partner and recorded impairment charges of $18.6 and an additional $0.4 related to uncollectible accounts receivable which is included in selling and administrative expenses on the consolidated statements of operations during 2015.

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

The Company reports financial results for discontinued operations separately from continuing operations to distinguish the financial impact of a divestiture from ongoing operations. Discontinued operations reporting occurs only when the disposal of a component

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

or a group of components of the Company represents a strategic shift that will have a major effect on the Company's operations and financial results. During the year ended December 31, 2015, management of the Company, through receipt in October 2015 of the required authorization from its Board of Directors after a potential buyer had been identified, committed to a plan to divest its NA ES business. As such, all of the criteria required for held for sale and discontinued operations classification were met during the fourth quarter of 2015. The divestiture of its NA ES business closed on February 1, 2016. Accordingly, the assets and liabilities, operating results and operating and investing cash flows for are presented as discontinued operations separate from the Company’s continuing operations for all periods presented. All assets and liabilities classified as held for sale are included in total current assets based on the cash conversion of these assets and liabilities within one year (refer to note 23).

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

Reclassification. The Company has reclassified the presentation of certain prior-year information to conform to the current presentation. The Company adopted FASB Accounting Standards Update (ASU) 2016-09, Compensation, - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, at the beginning of 2017 and accordingly, retrospectively reclassified excess tax benefits from share-based compensation from financing activities to operating activities included in the consolidated statements of cash flows all comparable periods presented.

Revenue Recognition. The Company’s revenue recognition policy is consistent with the requirements of ASC 605. In general, the Company records revenue when it is realized, or realizable and earned. The Company considers revenue to be realized, or realizable and earned when, persuasive evidence of an arrangement exists, the products or services have been approved by the customer after delivery and/or installation acceptance or performance of services; the sales price is fixed or determinable within the contract; and collectability is reasonably assured. The Company's products include both hardware and the software required for the equipment to operate as intended, and for product sales, the Company determines the earnings process is complete when title, risk of loss and the right to use the product has transferred to the customer. Generally, the earnings process is completed upon customer acceptance. Where the Company is contractually responsible for installation, customer acceptance occurs upon completion of the installation of all equipment at a job site and the Company’s demonstration that the equipment is in operable condition. Where the Company is not contractually responsible for installation, customer acceptance occurs upon shipment or delivery to a customer location depending on the terms within the contract. Internationally, customer acceptance is upon delivery or completion of the installation depending on the terms in the contract with the customer.

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

The Company recognizes financing lease income on the interest method to produce a level yield on funds not yet recovered.  Estimated unguaranteed residual values are based upon management’s best estimate and value of the leased asset at the end of the lease term. We use various sources of data in determining this estimate, including information obtained from third parties which is adjusted for the attributes of the specific asset under lease.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Revenue from certain long-term contracts is accounted for under the percentage of completion method, and recognizes revenue and gross profit as work on certain long-term contracts progresses, which relies on estimates of total expected contract revenues and costs. The Company follows this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, recognized revenues and profit are subject to revisions as the contract progresses toward completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. Accordingly, favorable changes in estimates result in additional profit recognition, and unfavorable changes will result in the reversal of previously recognized revenue and profits. When estimates indicate a loss is expected to be incurred under a contract, cost of sales is charged with a provision for the full loss immediately. As work progresses under a loss contract, revenue and cost of sales continue to be recognized in equal amounts, and the excess of costs over revenues is charged to the contract loss reserve. Change orders resulting in additional revenue and profit are recognized upon approval by the customer based on the percentage that incurred costs to date bear to total estimated costs at completion. Pre-contract costs relate primarily to salaries and benefits incurred to support the selling effort and, accordingly, are expensed as incurred. Certain contracts include incentive-fee arrangements clearly defined in the agreement and are not recognized until earned. The percentage of completion method of accounting is primarily used in software arrangements that include professional services. The total amount of revenue accounted for by the percentage of completion method is de minimus.

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

Software The Company provides front end applications for consumer connection points and back end platforms that manage channel transactions, operations and integration. The Company’s hardware-agnostic software applications facilitate millions of transactions via ATMs, POS terminals, kiosks and a host of other self-service devices. The Company’s platform software facilitates omni-channel transactions, endpoint monitoring, remote asset management, marketing, merchandise management and analytics.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Property, plant and equipment and long-lived assets. Property, plant and equipment and long-lived assets are recorded at historical cost, including interest where applicable.

Impairment of property, plant and equipment and long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized at that time to reduce the asset to the lower of its fair value or its net book value. The Company tests all existing indefinite-lived intangibles at least annually for impairment as of October 31.

Depreciation and Amortization. Depreciation of property, plant and equipment is computed using the straight-line method based on the estimated useful life for each asset class. Amortization of leasehold improvements is based upon the shorter of original terms of the lease or life of the improvement. Repairs and maintenance are expensed as incurred. Generally. amortization of the Company’s other long-term assets, such as intangible assets and capitalized computer software, is computed using the straight-line method over the life of the asset. Certain technology assets related to the Acquisition utilize a double-declining method.

Fully depreciated assets are retained until disposal. Upon disposal, assets and related accumulated depreciation or amortization are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to operations.

Advertising Costs. Advertising costs are expensed as incurred and were $11.0, $14.0 and $11.6 in 2017, 2016 and 2015, respectively.

Research, Development and Engineering. Research, development and engineering costs are expensed as incurred and were $155.5, $110.2 and $86.9 in 2017, 2016 and 2015, respectively.

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

Cash Equivalents. The Company considers highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2017, the Company had $8.0 of restricted cash in connection with the realigning its operations in China which has been included in other current assets.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2017
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

Inventories. The Company primarily values inventories using average or standard costing utilizing lower of cost or net realizable value. The Company identifies and writes down its excess and obsolete inventories to net realizable value based on usage forecasts, order volume and inventory aging. With the development of new products, the Company also rationalizes its product offerings and will write-down discontinued product to the lower of cost or net realizable value.

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

Goodwill. Goodwill is the cost in excess of the net assets of acquired businesses (refer to note 13). The Company tests all existing goodwill at least annually for impairment on a reporting unit basis. In 2017 and 2016, the annual goodwill impairment test was performed as of October 31.

The Company tests for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the carrying value of a reporting unit below its reported amount. Beginning with the first quarter of 2017, the Company’s reportable operating segments are based on the conclusion of the assessment on the following LOBs: Software, Systems, and Services with comparative period reclassified for consistency. Each year, the Company may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. In evaluating whether it is more likely than not the fair value of a reporting unit is less than its carrying amount, the Company considers the following events and circumstances, among others, if applicable: (a) macroeconomic conditions such as general economic conditions, limitations on accessing capital or other developments in equity and credit markets; (b) industry and market considerations such as competition, multiples or metrics and changes in the market for the Company's products and services or regulatory and political environments; (c) cost factors such as raw materials, labor or other costs; (d) overall financial performance such as cash flows, actual and planned revenue and earnings compared with actual and projected results of relevant prior periods; (e) other relevant events such as changes in key personnel, strategy or customers; (f) changes in the composition of a reporting unit's assets or expected sales of all or a portion of a reporting unit; and (g) any sustained decrease in share price.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

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

Pensions and Other Post-retirement Benefits. Annual net periodic expense and benefit liabilities under the Company’s defined benefit plans are determined on an actuarial basis. Assumptions used in the actuarial calculations have a significant impact on plan obligations and expense. Members of the management investment committee periodically review the actual experience compared with the more significant assumptions used and make adjustments to the assumptions, if warranted. The healthcare trend rates are reviewed based upon the results of actual claims experience. The discount rate is determined by analyzing the average return of high-quality (i.e., AA-rated) fixed-income investments and the year-over-year comparison of certain widely used benchmark indices as of the measurement date. The expected long-term rate of return on plan assets is determined using the plans’ current asset allocation and their expected rates of return based on a geometric averaging over 20 years. The rate of compensation increase assumptions reflects the Company’s long-term actual experience and future and near-term outlook. Pension benefits are funded through deposits with trustees or directly by the plan administrator. Other post-retirement benefits are not funded and the Company’s policy is to pay these benefits as they become due.

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

Noncontrolling Interests and Redeemable Noncontrolling Interests. Noncontrolling interests represent the portion of profit or loss, net assets and comprehensive income that is not allocable to the Company. During 2017 and 2016, net income attributable to noncontrolling interests primarily represents guaranteed dividends that the Company is obligated to pay to the noncontrolling shareholders of Diebold Nixdorf AG.

Noncontrolling interests with redemption features, such as put rights, that are not solely within the Company’s control are considered redeemable noncontrolling interests. Redeemable noncontrolling interests are presented outside of equity on our consolidated balance sheets. The balance of redeemable noncontrolling interests is reported at the greater of its carrying value or its maximum redemption value at each reporting date. Refer to note 3 for more information.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Recently Adopted Accounting Guidance

The effects of the adoption of the ASUs listed below did not significantly impact the Company's financial statements:

Standards Adopted	Description	Effective Date
ASU 2015-11, Simplifying the Measurement of Inventory	The standard requires the measurement of inventory at the lower of cost or net realizable value rather than at the lower of cost or market.	January 1, 2017
ASU 2016-05, Effects of Derivative Contract Novations on Existing Hedge Accounting Relationships and ASU 2016-06, Contingent Put and Call Options in Debt Instruments.
The standards provide clarification when there is a change in a counterparty to a derivative hedging instrument and the steps required when assessing the economic characteristics of embedded put or call options.
January 1, 2017
ASU 2016-07, Simplifying the Transition to Equity Method of Accounting	The standard eliminates the requirement to retroactively apply the equity method of accounting as a result of an increase in the level of ownership or degree of influence.	January 1, 2017
ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory
This standard requires the recognition of the income tax effects of intercompany sales and transfers of assets, other than inventory, in the period in which the transfer occurs rather than deferring recognition until the asset is sold to an external party.
January 1, 2017
ASU 2016-17, Interests Held through Related Parties that Are under Common Control	The standard changes the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity in certain instances involving entities under common control.	January 1, 2017

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Recently Issued Accounting Guidance

The Company has considered the recent ASUs issued by the FASB summarized below, which could significantly impact its financial statements:

Standards Pending Adoption	Description	Effective/Adoption Date	Anticipated Impact
ASU 2014-09, Revenue from Contracts with Customers
The standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and requires additional financial statement disclosures. The standard requires revenue to be recognized when it expects to be entitled for the transfer of promised goods or services to customers. The standard can be adopted using either a full retrospective or a modified retrospective approach. The standard is intended to reduce potential for diversity in practice at initial application and reducing the cost and complexity of applying Topic 606 both at transition and prospectively.

January 1, 2018
The Company has drafted its accounting policy with respect to the standard based on a detailed review of its business and contracts. While the Company continues to assess all potential impacts of the standard, including business processes, systems and controls, it does not currently expect that the adoption will have a material impact on its recognition of revenues, results of operations or financial position. As required by the standard, the Company expects to make additional disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company will adopt the standard using the modified retrospective transition method, pursuant to which the cumulative effect of adoption will be reflected in the opening balance of retained earnings.

ASU 2016-02, Leases
The standard requires that a lessee recognize on its balance sheet right-of-use assets and corresponding liabilities resulting from leasing transactions, as well as additional financial statement disclosures. Currently, U.S. GAAP only requires balance sheet recognition for leases classified as capital leases. The provisions of this update apply to substantially all leased assets.

January 1, 2019
The Company is currently evaluating the impact of that the standard will have on its financial information and related disclosures. The standard requires a modified retrospective transition method with the option to elect a package of practical expedients, which the Company anticipates utilizing and will continue to evaluate. The Company anticipates a significant balance sheet gross-up for the right-of-use assets and corresponding liabilities, with no anticipated impact to debt covenants. For additional information on the Company’s operating lease commitments, see Note 16, Leases.

ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
The standard simplifies the measurement of goodwill by eliminating step 2 from the goodwill impairment test. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Early adoption is permitted.
January 1, 2020
The Company is currently evaluating the impact of that the standard will have on its financial statements, related disclosures and whether or not we will early adopt the standard. For additional information on the Company’s goodwill, see Note 13, Goodwill and Other Assets.

ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
The standard was issued to address the net presentation of the components of net benefit cost. The standard requires that service cost be presented in the same line item as other current employee compensation costs and that the remaining components of net benefit cost be presented in a separate line item outside of any subtotal for income from operations.

January 1, 2018
The update will result in the retrospective reclassification of the non-service cost components of net benefit cost from cost of sales, selling, general and administrative, and research and development expenses to other (income) expense, net. There will be no impact on consolidated net income.

ASU 2017-12, Derivatives and Hedging: Target Improvements to Accounting for Hedging Activities	The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities.	January 1, 2019 / January 1, 2018
ASU 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. While the Company continues to assess all potential impacts of the standard, we currently expect adoption to have an immaterial impact on our consolidated financial statements.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

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

In the fourth quarter of 2015, the Company announced its intention to acquire all 29.8 Diebold Nixdorf AG (formerly Wincor Nixdorf Aktiengesellschaft) ordinary shares outstanding (33.1 total Diebold Nixdorf AG ordinary shares issued inclusive of 3.3 treasury shares) through a voluntary tender offer for €38.98 in cash and 0.434 common shares of the Company per Diebold Nixdorf AG ordinary share outstanding.

On August 15, 2016, the Company acquired through Diebold Holding Germany Inc. & Co. KGaA (Diebold KGaA), a German partnership limited by shares and a wholly-owned subsidiary of the Company, 22.9 Diebold Nixdorf AG ordinary shares representing 69.2 percent of total number of Diebold Nixdorf AG ordinary shares inclusive of treasury shares (76.7 percent of all Diebold Nixdorf AG ordinary shares outstanding) in exchange for an aggregate purchase price consideration of $1,265.7, which included the issuance of 9.9 common shares of the Company. The Company financed the cash portion of the Acquisition as well as the repayment of Diebold Nixdorf AG debt outstanding with funds available under the Company’s Credit Agreement (as defined in note 14) and proceeds from the issuance and sale of $400.0 aggregate principal amount of the 2024 Senior Notes.

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
FORM 10-K as of December 31, 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

The following table presents the estimated fair value of the assets acquired and liabilities assumed from the Acquisition as of the date of acquisition, August 15, 2016, based on the allocation of the total consideration, net of cash acquired for the periods reported below:

	Amounts recognized as of:
	December 31,	Measurement	September 30,
	2016	Period	2017
Trade receivables	$474.1	$(4.5)	$469.6
Inventories	487.2	10.9	498.1
Prepaid expenses	39.3	(0.3)	39.0
Current assets held for sale	106.6	—	106.6
Other current assets	79.9	(0.3)	79.6
Property, plant and equipment	247.1	(10.5)	236.6
Deferred income taxes	109.7	5.8	115.5
Customer relationships	658.5	29.0	687.5
Other intangible assets	143.6	—	143.6
Other assets	27.0	—	27.0
Total assets acquired	2,373.0	30.1	2,403.1

Notes payable	159.8	—	159.8
Accounts payable	321.5	—	321.5
Deferred revenue	158.0	19.6	177.6
Payroll and other benefits liabilities	191.6	(7.3)	184.3
Current liabilities held for sale	56.6	—	56.6
Other current liabilities	196.3	5.9	202.2
Pensions and other benefits	103.2	—	103.2
Other noncurrent liabilities	458.9	9.0	467.9
Total liabilities assumed	1,645.9	27.2	1,673.1

Redeemable noncontrolling interest	(46.8)	—	(46.8)
Fair value of noncontrolling interest	(407.9)	—	(407.9)
Total identifiable net assets acquired, including noncontrolling interest	272.4	2.9	275.3
Total consideration, net of cash acquired	1,155.0	—	1,155.0
Goodwill	$882.6	$(2.9)	$879.7

During the third quarter of 2017, the Company finalized the acquisition accounting for Diebold Nixdorf AG. The measurement period adjustments outlined above primarily related to changes in the fair value measurement of certain assets and liabilities. The trade receivables measurement period adjustment related to a reduction of $4.5 to certain customer accounts offset by certain deferred revenue adjustments primarily in the U.K. The inventories measurement period adjustment of $10.9 related to updated fair value measurement adjustments of certain inventory items along with certain deferred revenue adjustments, which resulted in an unfavorable impact of $1.9 to cost of sales-systems for 2017. The measurement period adjustments for prepaid expenses and other current assets relate to certain advances to suppliers and other miscellaneous receivables, respectively. The measurement period adjustment for property, plant and equipment of $10.5 related to the final fair value measurement of an acquired building which resulted in an unfavorable impact of $4.9 to cost of sales-systems and a favorable impact of $0.2 to selling and administrative expense related finalization of depreciation expense 2017. The measurement period adjustment to intangible assets for $29.0 related to a change in the underlying valuation assumptions used in the fair value measurement of acquired customer relationships which resulted in an unfavorable impact of $0.8 in selling and administrative expense for 2017. The deferred income tax measurement period adjustment of $5.8 related to the tax effects of adjustments. The deferred revenue measurement period adjustment of $19.6 primarily related to an adjustment to the inputs used in the fair value measurement primarily in the U.K. along with certain onerous contracts, which resulted in an unfavorable impact of $3.9 for 2017 which split near evenly between net sales-service and software and net sales-systems. The payroll and other benefits liabilities measurement period adjustment of $7.3 primarily related to the reduction of $8.2 related to the Delta Program restructuring accrual offset by certain bonus compensation

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

accruals. The other current liabilities measurement period adjustment of $5.9 related primarily to certain onerous contracts and accrued taxes. The other noncurrent liabilities measurement period adjustment of $9.0 primarily relates to deferred income tax liabilities calculated in connection with the measurement period adjustments along with certain onerous contracts.

Included in the purchase price allocation are acquired identifiable intangibles of $831.1, the fair value of which was primarily determined by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance.

The Company recorded acquired intangible assets in the following table as of the acquisition date:

	Classification on consolidated statements of operations	Weighted-average useful lives	August 15, 2016
Trade name	Selling and administrative expense	3.0 years	$30.1
Technologies	Cost of sales	4.0 years	107.2
Customer relationships	Selling and administrative expense	9.5 years	687.5
Other	various	various	6.3
Intangible assets			$831.1

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

Goodwill is calculated as the excess of the purchase price over the estimated fair values of the assets acquired and the liabilities assumed from the Acquisition, and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The Company has allocated goodwill to its Services, Software and Systems reportable operating segments (refer to note 13).

Net sales, income (loss) from continuing operations before taxes and net income (loss) attributable to Diebold Nixdorf, Incorporated from the Acquisition included in the Company’s results for the year ended December 31, 2017 and from August 15, 2016, the date of the Acquisition to December 31, 2016, are as follows:

	August 15, 2016 to December 31, 2016	December 31, 2017
Net sales	$1,054.8	$2,467.6
Income (loss) from continuing operations before taxes	$(67.9)	$10.5
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(51.3)	$10.5

The Acquisition's income (loss) from continuing operations before taxes subsequent to the acquisition date includes purchase accounting pretax charges related to deferred revenue of $30.4, inventory valuation adjustment of $1.9, amortization of acquired intangibles of $128.4 and $6.7 depreciation expense related to the change in useful lives.

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
FORM 10-K as of December 31, 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

The pro forma information in the table below for the year ended December 31, 2016 includes unaudited pro forma information that represents the consolidated results of the Company as if the Acquisition occurred as of January 1, 2015:

Net sales	$4,996.2
Gross profit	$1,176.4
Operating profit	$72.9
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$39.6
Net income (loss) attributable to Diebold Nixdorf, Incorporated per share - basic	$0.53
Net income (loss) attributable to Diebold Nixdorf, Incorporated per share - diluted	$0.52
Basic weighted-average shares outstanding	75.1
Diluted weighted-average shares outstanding	75.7

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

The pro forma results do not include any anticipated cost reductions and synergies or other effects of the planned integration of the acquired business. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the Acquisition been completed as of January 1, 2015, nor are they indicative of the future operating results of the Company.

NOTE 3: REDEEMABLE NONCONTROLLING INTERESTS

Changes in redeemable noncontrolling interests were as follows:

Redeemable Noncontrolling Interests
Balance at December 31, 2015	$—
Purchase of noncontrolling interests	44.1
Balance at December 31, 2016	44.1
Other comprehensive income (loss)	32.8
Redemption value adjustment	32.0
Redemption of shares	(3.5)
Reclassification of noncontrolling interest	386.7
Balance at December 31, 2017	$492.1

Subsequent to the closing of the Acquisition, the board of directors of the Company and the supervisory and management boards of Diebold Nixdorf AG, as well as the shareholders of Diebold KGaA and Diebold Nixdorf AG, on September 26, 2016 each approved the proposed the DPLTA. The DPLTA became effective by entry in the commercial register at the local court of Paderborn (Germany) on February 14, 2017. As a result, the carrying value of the noncontrolling interest related to the Diebold Nixdorf AG ordinary shares the Company did not acquire of $386.7, which was presented as a component of total equity as of December 31, 2016, was reclassified to redeemable noncontrolling interest during the first quarter of 2017. For the period of time that the DPLTA is effective, the noncontrolling interest related to the Diebold Nixdorf AG ordinary shares the Company did not acquire will remain in redeemable noncontrolling interest and presented outside of equity in the consolidated balance sheets of the Company.

Pursuant to the DPLTA, subject to certain limitations pursuant to applicable law, (i) Diebold KGaA has the ability to issue binding instructions to the management board of Diebold Nixdorf AG, (ii) Diebold Nixdorf AG will transfer all of its annual profits to Diebold KGaA, and (iii) Diebold KGaA will generally absorb all annual losses incurred by Diebold Nixdorf AG. In addition, the DPLTA offers the Diebold Nixdorf AG minority shareholders, at their election, (i) the ability to put their Diebold Nixdorf AG ordinary shares to Diebold KGaA in exchange for cash compensation of €55.02 per Diebold Nixdorf AG ordinary share or (ii) to remain Diebold Nixdorf AG minority shareholders and receive a recurring compensation in cash of €3.13 (€2.82 net under the current taxation regime) per Diebold Nixdorf AG ordinary share for each full fiscal year of Diebold Nixdorf AG. The redemption value adjustment includes the updated cash compensation pursuant to the DPLTA. During 2017, the Company paid $3.5 in cash compensation to

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

redeem Diebold Nixdorf AG ordinary shares in connection with the DPLTA. The ultimate timing and amount of any future cash payments related to the DPLTA are uncertain.

In connection with the Acquisition, the Company assumed pre-existing noncontrolling interests with certain redemption features, such as put rights that are not within the control of the issuer, which are considered redeemable noncontrolling interests. The redeemable noncontrolling interests were recorded at fair value as of the Acquisition date and subsequent reporting periods by applying the income approach using unobservable inputs for projected cash flows, including but not limited, to net sales and operating profit, and a discount rate, which are considered Level 3 inputs. The results of operations for these redeemable noncontrolling interests were not significant. The ultimate amount and timing of any future cash payments related to the put rights are uncertain.

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

The following table represents amounts used in computing earnings (loss) per share and the effect on the weighted-average number of shares of dilutive potential common shares for the years ended December 31:

	2017	2016	2015
Numerator
Income (loss) used in basic and diluted earnings (loss) per share
Income (loss) from continuing operations, net of tax	$(205.5)	$(170.7)	$59.5
Net income attributable to noncontrolling interests, net of tax	27.6	6.0	1.7
Income (loss) before discontinued operations, net of tax	(233.1)	(176.7)	57.8
Income from discontinued operations, net of tax	—	143.7	15.9
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(233.1)	$(33.0)	$73.7
Denominator
Weighted-average number of common shares used in basic earnings (loss) per share	75.5	69.1	64.9
Effect of dilutive shares (1)	—	—	0.7
Weighted-average number of shares used in diluted earnings (loss) per share	75.5	69.1	65.6
Basic earnings (loss) per share
Income (loss) before discontinued operations, net of tax	$(3.09)	$(2.56)	$0.89
Income from discontinued operations, net of tax	—	2.08	0.24
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(3.09)	$(0.48)	$1.13
Diluted earnings (loss) per share
Income (loss) before discontinued operations, net of tax	$(3.09)	$(2.56)	$0.88
Income from discontinued operations, net of tax	—	2.08	0.24
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(3.09)	$(0.48)	$1.12

Anti-dilutive shares
Anti-dilutive shares not used in calculating diluted weighted-average shares	3.4	2.1	1.5

(1)
Incremental shares of 0.7 and 0.6 were excluded from the computation of diluted loss per share for the years ended December 31, 2017 and 2016, respectively, because their effect is anti-dilutive due to the loss from continuing operations.

The first quarterly dividend of 2018 is $0.10 per share payable March 16, 2018 to shareholders of record on February 26, 2018.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

NOTE 5: ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the years ended December 31:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-Retirement Benefits	Other	Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$(215.6)	$5.0	$(0.1)	$(107.8)	$0.4	$(318.1)
Other comprehensive income (loss) before reclassifications (1)	(35.6)	(10.7)	4.9	18.5	(0.1)	(23.0)
Amounts reclassified from AOCI	—	—	(0.2)	—	—	(0.2)
Net current period other comprehensive income (loss)	(35.6)	(10.7)	4.7	18.5	(0.1)	(23.2)
Balance at December 31, 2016	$(251.2)	$(5.7)	$4.6	$(89.3)	$0.3	$(341.3)
Other comprehensive income (loss) before reclassifications (1)	134.4	0.6	3.9	3.4	(0.2)	142.1
Amounts reclassified from AOCI	—	—	(0.4)	3.3	—	2.9
Net current period other comprehensive income (loss)	134.4	0.6	3.5	6.7	(0.2)	145.0
Balance at December 31, 2017	$(116.8)	$(5.1)	$8.1	$(82.6)	$0.1	$(196.3)

(1)
Other comprehensive income (loss) before reclassifications within the translation component excludes (gains)/losses of $(5.9) and $(3.2) and translation attributable to noncontrolling interests for December 31, 2017 and 2016, respectively.

The following table summarizes the details about amounts reclassified from AOCI for the years ended December 31:

	2017	2016
	Amount Reclassified from AOCI	Amount Reclassified from AOCI		Affected Line Item in the Statement of Operations
Interest rate hedges (net of tax of $(0.1) and $0.0, respectively)	$(0.4)	$(0.2)		Interest expense
Pension and post-retirement benefits:
Net actuarial losses recognized during the year (net of tax of $(3.3) and $(1.8), respectively)	2.2	4.0		(1)
Net actuarial gains (losses) recognized due to settlement (net of tax of $0.4 and $0.0, respectively)	(0.2)	—	—	(1)
Prior service cost recognized during the curtailment (net of tax of $0.0 and $1.5, respectively)	—	(3.3)		(1)
Currency impact (net of tax of $(1.9) and $0.4, respectively)	1.3	(0.7)		(1)
	3.3	—
Total reclassifications for the period	$2.9	$(0.2)

(1)	Pension and other post-retirement benefits AOCI components are included in the computation of net periodic benefit cost (refer to note 15 to the consolidated financial statements).

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

NOTE 6: SHARE-BASED COMPENSATION AND EQUITY

Dividends. On the basis of amounts declared and paid quarterly, the annualized dividends per share were $0.40, $0.96 and $1.15 for the years ended December 31, 2017, 2016 and 2015, respectively.

Share-Based Compensation Cost. The Company recognizes costs resulting from all share-based payment transactions based on the fair market value of the award as of the grant date. Awards are valued at fair value and compensation cost is recognized on a straight-line basis over the requisite periods of each award. The Company estimated forfeiture rates are based on historical experience. To cover the exercise and/or vesting of its share-based payments, the Company generally issues new shares from its authorized, unissued share pool. The number of common shares that may be issued pursuant to the 2017 Equity and Performance Incentive Plan (the 2017 Plan) was 4.9, of which 4.8 shares were available for issuance at December 31, 2017. Previous grants were issued pursuant to the Amended and Restated 1991 Equity and Performance Incentive Plan (as amended and restated as of February 12, 2014) (the 1991 Plan). When the 2017 plan was approved, the 1991 Plan was closed for any further grants.

The following table summarizes the components of the Company’s employee and non-employee directors share-based compensation programs recognized as selling and administrative expense for the years ended December 31:

	2017	2016	2015
Stock options
Pre-tax compensation expense	$4.6	$2.7	$3.6
Tax benefit	(1.3)	(0.9)	(1.3)
Stock option expense, net of tax	$3.3	$1.8	$2.3

Restricted stock units
Pre-tax compensation expense	$16.4	$10.7	$8.6
Tax benefit	(4.0)	(3.1)	(2.4)
RSU expense, net of tax	$12.4	$7.6	$6.2

Performance shares
Pre-tax compensation expense	$12.9	$8.8	$0.2
Tax benefit	(3.0)	(3.0)	(0.1)
Performance share expense, net of tax	$9.9	$5.8	$0.1

Total share-based compensation
Pre-tax compensation expense	$33.9	$22.2	$12.4
Tax benefit	(8.3)	(7.0)	(3.8)
Total share-based compensation, net of tax	$25.6	$15.2	$8.6

The following table summarizes information related to unrecognized share-based compensation costs as of December 31, 2017:

	Unrecognized Cost	Weighted-Average Period
		(years)
Stock options	$1.7	1.2
RSUs	13.7	1.1
Performance shares	20.0	1.9
	$35.4

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

SHARE-BASED COMPENSATION AWARDS

Stock options, RSUs, restricted shares and performance shares have been issued to officers and other management employees under the Company’s 1991 Plan and 2017 Plan. Certain awards have accelerated vesting clauses that result in a non-substantive vesting requirement, which results in either immediate or accelerated expense.

Stock Options

Stock options generally vest after a one- to five-year period and have a maturity of ten years from the issuance date. Option exercise prices equal the closing price of the Company’s common shares on the date of grant. The estimated fair value of the options granted was calculated using a Black-Scholes option pricing model using the following assumptions:

	2017	2016	2015
Expected life (in years)	3	6	6
Weighted-average volatility	31%	28%	31%
Risk-free interest rate	1.28%	1.50%	1.50%
Expected dividend yield	1.65%	3.10%	3.12%

The Company uses historical data to estimate option exercise timing within the valuation model. Employees with similar historical exercise behavior with regard to timing and forfeiture rates are considered separately for valuation and attribution purposes. Expected volatility is based on historical volatility of the price of the Company’s common shares over the expected life of the equity instrument. The risk-free rate of interest is based on a zero-coupon U.S. government instrument over the expected life of the equity instrument. The expected dividend yield is based on actual dividends paid per share and the price of the Company’s common shares.

Options outstanding and exercisable as of December 31, 2017 and changes during the year ended were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
		(per share)	(in years)
Outstanding at January 1, 2017	1.7	$31.98
Expired or forfeited	(0.2)	$39.31
Granted	0.8	$26.57
Outstanding at December 31, 2017	2.3	$29.68	7	$—
Options exercisable at December 31, 2017	1.1	$32.15	6	$—
Options vested and expected to vest (2) at December 31, 2017	2.2	$29.79	7	$—

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing share price on the last trading day of the year in 2017 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders exercised their options on December 31, 2017. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common shares.

(2)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumption to total outstanding non-vested options.

The aggregate intrinsic value of options exercised was minimal for the years ended December 31, 2017 and 2016, and $0.7 for 2015. The weighted-average grant-date fair value of stock options granted for the years ended December 31, 2017, 2016 and 2015 was $4.57, $5.37 and $7.04, respectively. Total fair value of stock options vested during the years ended December 31, 2017, 2016 and 2015 was $2.4, $2.6 and $2.7, respectively. Exercise of options during the years ended December 31, 2017, 2016 and 2015 resulted in cash receipts of $0.3, $0.3 and $3.5, respectively.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Non-vested RSUs outstanding as of December 31, 2017 and changes during the year ended were as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2017	1.2	$29.50
Forfeited	(0.1)	$28.72
Vested	(0.5)	$30.37
Granted (1)	0.7	$26.81
Non-vested at December 31, 2017	1.3	$27.76

(1)
The RSUs granted during the year ended December 31, 2017 include 57 thousand one-year RSUs to non-employee directors under the 1991 Plan. These RSUs have a weighted-average grant-date fair value of $28.80.

The weighted-average grant-date fair value of RSUs granted for the years ended December 31, 2017, 2016 and 2015 was $26.81, $26.77 and $32.74, respectively. The total fair value of RSUs vested during the years ended December 31, 2017, 2016 and 2015 was $13.9, $7.2 and $6.4, respectively.

Performance Shares

Performance shares are granted to employees and vest based on the achievement of certain performance objectives, as determined by the Board of Directors each year. The estimated fair value of certain performance shares granted was calculated using the Monte Carlo simulation method. Each performance share earned entitles the holder to one common share of the Company. The Company's performance shares include performance objectives that are assessed after a three-year period as well as performance objectives that are assessed annually over a three-year period. No shares are vested unless certain performance threshold objectives are met.

Non-vested performance shares outstanding as of December 31, 2017 and changes during the year ended were as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2017 (1)	1.2	$31.77
Forfeited	(0.3)	$37.09
Vested	(0.2)	$23.64
Granted	1.8	$31.31
Non-vested at December 31, 2017	2.5	$31.37

(1)
Non-vested performance shares are based on a maximum potential payout. Actual shares vested at the end of the performance period may be less than the maximum potential payout level depending on achievement of the performance objectives, as determined by the Board of Directors.

The weighted-average grant-date fair value of performance shares granted for the years ended December 31, 2017, 2016 and 2015 was $31.31, $26.99 and $32.50, respectively. The total fair value of performance shares vested during the years ended December 31, 2017, 2016 and 2015 was $3.6, $3.1 and $5.1, respectively.

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

As of December 31, 2017, there were 0.1 non-employee director deferred shares vested and outstanding. There were no deferred shares granted in 2017, 2016, or 2015. There was no aggregate intrinsic fair value for the year ended December 31, 2017. For the years ended December 31, 2016 and 2015, the aggregate intrinsic values was $0.2. Total fair value of deferred shares vested for the years ended December 31, 2016 was $0.2.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

NOTE 7: INCOME TAXES

The following table presents components of income (loss) from continuing operations before taxes for the years ended December 31:

	2017	2016	2015
Domestic	$(208.5)	$(215.2)	$(56.6)
Foreign	32.8	(23.1)	102.4
Total	$(175.7)	$(238.3)	$45.8

The following table presents the components of income tax (benefit) expense for the years ended December 31:

	2017	2016	2015
Current
U.S. federal	$(4.4)	$(67.2)	$(2.0)
Foreign	72.9	54.0	38.2
State and local	1.7	(10.6)	(0.6)
Total current	70.2	(23.8)	35.6
Deferred
U.S. federal	7.6	3.6	(38.3)
Foreign	(44.9)	(50.2)	(11.1)
State and local	(3.1)	2.8	0.1
Total deferred	(40.4)	(43.8)	(49.3)
Income tax (benefit) expense	$29.8	$(67.6)	$(13.7)

In addition to the income tax (benefit) expense listed above for the years ended December 31, 2017, 2016 and 2015, income tax (benefit) expense allocated directly to shareholders equity for the same periods was $7.2, $(1.8) and $5.4, respectively, in addition it also includes (benefit) expense of $9.9, $7.7 and $(20.4), respectively, related to current year movement in valuation allowance. Income tax (benefit) expense allocated to discontinued operations for the years ended December 31, 2016 and 2015 was $93.9 and $9.6, respectively.

Income tax (benefit) expense attributable to income (loss) from continuing operations before taxes differed from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pre-tax income (loss) from continuing operations. The following table presents these differences for the years ended December 31:

	2017	2016	2015
Statutory tax (benefit) expense	$(61.5)	$(83.4)	$16.0
Brazil non-taxable incentive	(3.9)	(5.8)	(4.2)
Valuation allowance	10.5	14.9	(0.7)
Foreign tax rate differential	(31.5)	(10.0)	(19.4)
Foreign subsidiary earnings	14.4	13.7	(9.1)
Accrual adjustments	4.1	1.1	1.5
U.S. tax reform - rate impact on deferred tax balance	45.1	—	—
U.S. tax reform - deemed repatriation tax	36.6	—	—
Business tax credits	(0.6)	(0.7)	(1.4)
Non-deductible (non-taxable) items	17.9	2.3	4.2
Other	(1.3)	0.3	(0.6)
Income tax (benefit) expense	$29.8	$(67.6)	$(13.7)

The effective tax rate for 2017 was (17.0) percent and is primarily driven by the Tax Act, which was enacted on December 22, 2017. The Tax Act, among other things, lowered the U.S. corporate income tax rate from 35 percent to 21 percent effective January 1, 2018, while also imposing a deemed repatriation tax on deferred foreign earnings. The resulting impact to the Company is an estimated $45.1 reduction to deferred income taxes for the income tax rate change and an estimated one-time non-cash charge

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

of $36.6 related to deferred foreign earnings. The Company continues to make and refine its provisional calculations as additional analysis is completed, and consequently, these provisional estimates may be affected as additional regulatory guidance is issued. Adjustments to the provisional amounts will be recognized as a component of the income tax (benefit) expense in the period in which the adjustments are determined, but in any event, no later than the fourth quarter of 2018. In addition to the impact of the Tax Act, the overall effective tax rate is impacted by the jurisdictional income (loss) and varying respective statutory rates and is reflected in the foreign tax rate differential caption of the rate reconciliation.

The effective tax rate for 2016 of 28.4 percent on the overall loss from continued operations. The benefit on the overall loss was negatively impacted by the Acquisition including a valuation allowance for certain post-acquisition losses and non-deductible acquisition related expenses. The overall effective tax rate was decreased further by the jurisdictional income (loss) and varying respective statutory rates within the acquired entities.

The Company recognizes the benefit of tax positions taken or expected to be taken in its tax returns in its consolidated financial statements when it is more likely than not that the position will be sustained upon examination by authorities. Recognized tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.
Details of the unrecognized tax benefits are as follows:

	2017	2016
Balance at January 1	$43.2	$13.1
Acquired uncertain tax positions	—	28.5
Increases related to prior year tax positions, net	6.1	6.3
Increases related to current year tax positions	7.5	2.5
Settlements	(1.8)	(3.4)
Reductions due to lapse of applicable statute of limitations	(6.6)	(3.8)
Balance at December 31	$48.4	$43.2

The entire amount of unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate.

The Company classifies interest expense and penalties related to the underpayment of income taxes as income tax (benefit) expense in the consolidated financial statements. The Company accrues interest income on overpayments of income taxes where applicable and classifies interest income as a reduction of income tax (benefit) expense in the consolidated financial statements. As of December 31, 2017 and 2016, accrued interest and penalties related to unrecognized tax benefits totaled $5.5 and $7.6, respectively.

It is reasonably possible that the total amount of unrecognized tax benefits will change during the next 12 months. The Company does not expect those changes to have a significant impact on its consolidated financial statements. The expected timing of payments cannot be determined with any degree of certainty.

During 2017, the IRS completed its examination of the Company's U.S federal income tax return for years ended December 31, 2013, 2012 and 2011 and issued a Revenue Agent’s Report (RAR). The Company agreed to the findings in the RAR with no net tax deficiency for 2012 and 2011 tax years. The Company initially appealed the findings for the 2013 tax year, reaching an agreement and receiving a draft RAR with no net tax deficiency, effectively settling the findings and has accrued all amounts. There are no other outstanding audits by the IRS and all U.S. federal tax years prior to 2013 are closed by statute. The Company is subject to tax examinations in various U.S state jurisdictions for tax years 2012 to the present, as well as various foreign jurisdictions for tax years 2010 to the present.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:

	2017	2016
Deferred tax assets
Accrued expenses	$43.0	$74.5
Warranty accrual	13.5	19.7
Deferred compensation	10.6	16.2
Allowances for doubtful accounts	3.8	10.3
Inventories	14.4	26.1
Deferred revenue	38.1	19.1
Pensions, post-retirement and other benefits	82.6	92.3
Tax credits	81.9	52.1
Net operating loss carryforwards	125.9	88.4
Capital loss carryforwards	2.6	1.8
State deferred taxes	17.4	17.1
Other	0.8	0.5
	434.6	418.1
Valuation allowance	(105.6)	(87.8)
Net deferred tax assets	$329.0	$330.3

Deferred tax liabilities
Property, plant and equipment, net	$1.2	$39.7
Goodwill and intangible assets	302.8	271.5
Partnership interest	—	3.7
Undistributed earnings	16.0	6.5
Other	2.3	—
Net deferred tax liabilities	322.3	321.4
Net deferred tax asset	$6.7	$8.9

Deferred income taxes reported in the consolidated balance sheets as of December 31 are as follows:

	2017	2016
Deferred income taxes - assets	$293.8	$309.5
Deferred income taxes - liabilities	(287.1)	(300.6)
Net deferred tax asset	$6.7	$8.9

As of December 31, 2017, the Company had domestic and international net operating loss (NOL) carryforwards of $730.9, resulting in an NOL deferred tax asset of $125.9. Of these NOL carryforwards, $484.5 expire at various times between 2018 and 2038 and $246.4 does not expire. At December 31, 2017, the Company had a domestic foreign tax credit carryforward resulting in a deferred tax asset of $77.3 that will expire between 2020 and 2028 and a general business credit carryforward resulting in a deferred tax asset of $4.6 that will expire between 2035 and 2038.

The Company recorded a valuation allowance to reflect the estimated amount of certain foreign and state deferred tax assets that, more likely than not, will not be realized. The net change in total valuation allowance for the years ended December 31, 2017 and 2016 was an increase of $17.8 and $23.9, respectively. The 2016 valuation allowance increase is currency driven relating mostly to the strengthening of the Brazil real compared to the previous year. In addition, $9.1 of the valuation allowance increase relates to the Acquisition.

For the years ended December 31, 2017 and 2016, provisions were made for foreign withholding taxes and estimated foreign taxes which may be incurred upon the remittance of certain undistributed earnings in foreign subsidiaries and foreign unconsolidated affiliates. Additionally, in 2016, provisions were made for estimated U.S. income taxes, less available tax credits. Provisions have

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

not been made for income taxes on $604.1 of undistributed earnings at December 31, 2017 in foreign subsidiaries and corporate joint ventures that are deemed permanently reinvested. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, depends on certain circumstances existing if and when remittance occurs. A deferred tax liability will be recognized if and when the Company no longer plans to permanently reinvest these undistributed earnings.

NOTE 8: INVESTMENTS

The Company’s investments, primarily in Brazil, consist of certificates of deposit that are classified as available-for-sale and stated at fair value based upon quoted market prices. Unrealized gains and losses are recorded in AOCI. Realized gains and losses are recognized in investment income and are determined using the specific identification method. There were no realized gains from the sale of securities or proceeds from the sale of available-for-sale securities for the years ended December 31, 2017 and 2016.

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

The Company’s investments, respectively, consist of the following:

	Cost Basis	Unrealized Gain	Fair Value
As of December 31, 2017
Short-term investments
Certificates of deposit	$81.4	$—	$81.4
Long-term investments
Assets held in a rabbi trust	$8.3	$1.1	$9.4

As of December 31, 2016
Short-term investments
Certificates of deposit	$64.1	$—	$64.1
Long-term investments:
Assets held in a rabbi trust	$7.9	$0.6	$8.5

The Company has certain strategic alliances that are not consolidated. The Company tests these strategic alliances annually, individually and in aggregate, to determine materiality. The Company owns 40.0 percent of Inspur (Suzhou) Financial Technology Service Co., Ltd (Inspur JV) and 43.6 percent of Aisino-Wincor Retail & Banking Systems (Shanghai) Co.,Ltd; (Aisino JV). The Company engages in transactions in the ordinary course of business. The Company's strategic alliances are not significant subsidiaries and are accounted for under the equity method of investments. In May 2017, the Company announced a strategic partnership with Kony, which is located in Texas, a leading enterprise mobility and application company, to offer white label mobile application solutions for financial institutions and retailers. The Company acquired a minority equity stake in Kony, which is accounted for using the cost method of accounting. As of December 31, 2017, the Company's carrying value in Kony was $14.0 and the fair value was not estimated as there were no events or changes in circumstances in the investment.

Securities and other investments also includes a cash surrender value of insurance contracts of $79.8 and $77.8 as of December 31, 2017 and 2016, respectively. In addition, it includes an interest rate swap asset carrying value of $7.6 and $8.4 as of December 31, 2017 and 2016, respectively, which also represents fair value (refer to note 20).

NOTE 9: FINANCE LEASE RECEIVABLES

The Company provides financing arrangements to customers purchasing its products. These financing arrangements are largely classified and accounted for as sales-type leases.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

The following table presents finance lease receivables sold by the Company for the years ended December 31:

	2017	2016	2015
Finance lease receivables sold	$—	$7.4	$10.6

The following table presents the components of finance lease receivables as of December 31:

	2017	2016
Gross minimum lease receivable	$26.6	$63.3
Allowance for credit losses	(0.3)	(0.3)
Estimated unguaranteed residual values	1.1	3.7
	27.4	66.7
Less:
Unearned interest income	(1.0)	(2.9)
Unearned residuals	(0.1)	(0.1)
	(1.1)	(3.0)
Total	$26.3	$63.7

Future minimum payments due from customers under finance lease receivables as of December 31, 2017 are as follows:

2018	$12.6
2019	7.8
2020	4.0
2021	1.8
2022	0.2
Thereafter	0.2
$26.6

NOTE 10: ALLOWANCE FOR CREDIT LOSSES

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

The following table summarizes the Company’s allowance for credit losses and amount of financing receivables evaluated for impairment:

	Finance Leases	Notes Receivable	Total
Allowance for credit losses
Balance at January 1, 2016	$0.5	$4.1	$4.6
Write-offs	(0.2)	—	(0.2)
Balance at December 31, 2016	$0.3	$4.1	$4.4
Provision for credit losses	0.1	—	0.1
Write-offs	(0.1)	—	(0.1)
Balance at December 31, 2017	$0.3	$4.1	$4.4

The Company's allowance of $4.4 and $4.4 for the years ended December 31, 2017 and 2016, respectively, all resulted from individual impairment evaluation. As of December 31, 2017, finance leases and notes receivables individually evaluated for impairment were $26.3 and $16.0, respectively, were assessed with no provision recorded. As of December 31, 2016, finance leases and notes receivables individually evaluated for impairment were $62.2 and $20.7, respectively, were assessed with no provision recorded. As of December 31, 2017 and 2016, the Company’s financing receivables in Brazil were $2.2 and $30.3,

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

respectively. The decrease is related primarily to recurring customer payments for financing arrangements in Brazil and the strengthening USD compared to the Brazil real.

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

As of December 31, 2017 and 2016, the recorded investment in past-due financing receivables on nonaccrual status was $0.6 and $0.4, respectively, and there was no recorded investment in finance receivables past due 90 days or more and still accruing interest. The recorded investment in impaired notes receivable was $4.1 as of December 31, 2017 and 2016 and was fully reserved.

The following table summarizes the Company’s aging of past-due notes receivable balances:

	December 31,
	2017	2016
30-59 days past due	$—	$0.1
60-89 days past due	0.1	—
> 89 days past due	4.0	3.9
Total past due	$4.1	$4.0

The following table summarizes the Company’s allowances for doubtful accounts:

	2017	2016	2015
Balance at January 1	$50.4	$31.7	$20.9
Charged to costs and expenses	54.9	22.9	15.8
Charged to other accounts (1)	1.4	1.7	(4.0)
Deductions (2)	(35.0)	(5.9)	(1.0)
Balance at December 31	$71.7	$50.4	$31.7
(1)    Net effects of foreign currency translation.
(2)    Uncollectible accounts written-off, net of recoveries.

NOTE 11: INVENTORIES

The following table summarizes the major classes of inventories as of December 31:

	2017	2016
Finished goods	$301.9	$330.5
Service parts	270.6	235.2
Raw materials and work in process	164.5	172.0
Total inventories	$737.0	$737.7

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

NOTE 12: PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment, at cost less accumulated depreciation and amortization as of December 31:

	Estimated Useful Life (years)	2017	2016
Land and land improvements	0-15	$16.0	$16.9
Buildings and building improvements	15-30	112.9	129.8
Machinery, tools and equipment	5-12	108.2	121.0
Leasehold improvements (1)	10	28.3	29.4
Computer equipment	3	153.8	133.8
Computer software	5-10	146.6	224.7
Furniture and fixtures	5-8	73.4	75.0
Tooling	3-5	136.4	123.1
Construction in progress		7.7	10.3
Total property plant and equipment, at cost		$783.3	$864.0
Less accumulated depreciation and amortization		418.8	477.0
Total property plant and equipment, net		$364.5	$387.0

(1)	The estimated useful life for leasehold improvements is the lesser of 10 years or the term of the lease.

During 2017, 2016 and 2015, depreciation expense, computed on a straight-line basis over the estimated useful lives of the related assets, was $92.9, $61.8 and $40.7, respectively. The decrease in computer software and accumulated depreciation and amortization is primarily related to the write-off of certain fully depreciated enterprise resource planning assets.

NOTE 13: GOODWILL AND OTHER ASSETS

The Company’s three reportable operating segments are Services, Software and Systems. The Company has allocated goodwill to its Services, Software and Systems reportable operating segments. The changes in carrying amounts of goodwill within the Company's segments are summarized as follows:

	Services	Software	Systems	Total
Goodwill	$452.2	$—	$—	$452.2
Accumulated impairment losses	(290.7)	—	—	(290.7)
Balance at January 1, 2016	161.5	—	—	161.5
Goodwill acquired	459.1	238.7	184.8	882.6
Goodwill adjustment	(0.5)	—	—	(0.5)
Currency translation adjustment	(20.8)	(13.8)	(10.7)	(45.3)
Goodwill	890.0	224.9	174.1	1,289.0
Accumulated impairment losses	(290.7)	—	—	(290.7)
Balance at December 31, 2016	599.3	224.9	174.1	998.3
Goodwill acquired	5.6	—	—	5.6
Goodwill adjustment	(1.1)	(1.0)	(0.8)	(2.9)
Currency translation adjustment	62.7	30.1	23.3	116.1
Goodwill	957.2	254.0	196.6	1,407.8
Accumulated impairment losses	(290.7)	—	—	(290.7)
Balance at December 31, 2017	$666.5	$254.0	$196.6	$1,117.1

Goodwill. In the fourth quarter of 2017, goodwill was reviewed for impairment based on a two-step test, which resulted in no impairment in any of the Company's reporting units. The Company estimated the fair value of its nine reporting unit using a combination of the income valuation and market approach in valuation methodology. The determination of the fair value of the reporting unit requires significant estimates and assumptions, including significant unobservable inputs. The key inputs included,

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

but were not limited to, discount rates, terminal growth rates, market multiple data from selected guideline public companies, management’s internal forecasts which include numerous assumptions such as projected net sales, gross profit, sales mix, operating and capital expenditures and earnings before interest and taxes margins, among others. Management determined that the Services-AP and Software-EMEA reporting units had excess fair value of $15.4 or 8.1 percent and $1.3 or 0.6 percent, respectively, when compared to their carrying amounts. The other reporting units had excess fair value of approximately $50 or greater cushion when compared to their carrying amount. Changes in certain assumptions or the Company's failure to execute on the current plan could have a significant impact to the estimated fair value of the reporting units.

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

In connection with the recasting from geographical regions to lines of business reportable operating segments, the Company has identified nine reporting units, which are summarized below:

Services	Software	Systems
EMEA	EMEA	EMEA
Americas	Americas	Americas
AP	AP	AP

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

In 2017, the Company recorded impairments totaling $3.1 related to IT transformation and integration activities. During the fourth quarter of 2016, the Company recorded a $9.8 impairment charge related to redundant legacy Diebold internally-developed software and an indefinite-lived trade name in NA as a result of the Acquisition.

The following summarizes information on intangible assets by major category:

		December 31, 2017			December 31, 2016
	Weighted-average remaining useful lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships, net	7.7 years	$741.5	$(108.2)	$633.3	$621.7	$(25.4)	$596.3

Internally-developed software	2.6 years	192.9	(99.8)	93.1	151.0	(53.2)	97.8
Development costs non-software	1.3 years	55.3	(35.1)	20.2	48.4	(9.7)	38.7
Other	1.7 years	84.5	(57.3)	27.2	85.3	(45.2)	40.1
Other intangible assets, net		332.7	(192.2)	140.5	284.7	(108.1)	176.6

Total	4.1 years	$1,074.2	$(300.4)	$773.8	$906.4	$(133.5)	$772.9

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

The increase in the gross carrying amount of intangible assets was due primarily to the impact of the euro. Amortization expense on capitalized software of $34.6, $24.4 and $14.5 was included in service and software cost of sales for 2017, 2016 and 2015, respectively. The Company's total amortization expense, including deferred financing costs, was $159.3 and $73.0 for 2017 and 2016, respectively. The year-over-year increase in amortization expense was primarily related to the inclusion of a full year of amortization related to the identifiable intangibles related to the Acquisition. The expected annual amortization expense is as follows:

Estimated amortization
2018	$147.9
2019	125.1
2020	96.2
2021	86.0
2022	78.2
$533.4

NOTE 14: DEBT

Outstanding debt balances were as follows:

	December 31,
	2017	2016
Notes payable – current
Uncommitted lines of credit	$16.2	$9.4
Term Loan A Facility	23.0	17.3
Delayed Draw Term Loan A Facility	17.2	—
Term Loan B Facility - USD	4.8	10.0
Term Loan B Facility - Euro	5.0	3.7
European Investment Bank	—	63.1
Other	0.5	3.4
	$66.7	$106.9
Long-term debt
Revolving credit facility	$75.0	$—
Term Loan A Facility	178.3	201.3
Delayed Draw Term Loan A Facility	226.6	—
Term Loan B Facility - USD	466.7	787.5
Term Loan B Facility - Euro	489.5	363.5
2024 Senior Notes	400.0	400.0
Other	1.4	0.8
	1,837.5	1,753.1
Long-term deferred financing fees	(50.4)	(61.7)
	$1,787.1	$1,691.4

As of December 31, 2017, the Company had various short-term uncommitted lines of credit with borrowing limits of $233.1. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of December 31, 2017 and 2016 was 9.17 percent and 9.87 percent, respectively. The decrease in the weighted-average interest rate is attributable to the change in mix of borrowings of foreign entities. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at December 31, 2017 was $216.9.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

The cash flows related to debt borrowings and repayments were as follows:

	December 31,
	2017	2016
Revolving debt borrowings (repayments), net	$75.0	$(178.0)

Proceeds from Delayed Draw Term Loan A Facility	$250.0	$—
Proceeds from Term Loan B Facility - USD	—	990.0
Proceeds from Term Loan B Facility - Euro	73.3	398.1
Proceeds from 2024 Senior Notes	—	393.0
International short-term uncommitted lines of credit borrowings	50.8	56.6
Other debt borrowings	$374.1	$1,837.7

Payments on 2006 Senior Notes	$—	$(225.0)
Payments on Term Loan A Facility	(17.3)	(11.5)
Payments on Delayed Draw Term Loan A Facility	(6.3)	—
Payments on Term Loan B Facility - USD	(326.1)	(202.5)
Payments on Term Loan B Facility - Euro	(4.6)	(0.9)
Payments on European Investment Bank	(63.1)	—
International short-term uncommitted lines of credit and other repayments	(41.4)	(222.6)
Other debt repayments	$(458.8)	$(662.5)

The Company entered into a revolving and term loan credit agreement (the Credit Agreement), dated as of November 23, 2015, among the Company and certain of the Company's subsidiaries, as borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders named therein. The Credit Agreement included, among other things, mechanics for the Company’s existing revolving and term loan A facilities to be refinanced under the Credit Agreement. On December 23, 2015, the Company entered into a Replacement Facilities Effective Date Amendment, which amended the Credit Agreement, among the Company, certain of the Company’s subsidiaries, the lenders identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to which the Company refinanced its $520.0 revolving and $230.0 term loan A senior unsecured credit facilities (which have been terminated and repaid in full) with, respectively, a new unsecured revolving facility (the Revolving Facility) in an amount of up to $520.0 and a new (non-delayed draw) unsecured term loan A facility (the Term Loan A Facility) on substantially the same terms as the Delayed Draw Term Facility (as defined in the Credit Agreement) in the amount of up to $230.0. The Revolving Facility and Term Loan A Facility are subject to the same maximum consolidated net leverage ratio and minimum consolidated interest coverage ratio as the Delayed Draw Term Facility. On December 23, 2020, the Term Loan A Facility will mature and the Revolving Facility will automatically terminate. The weighted-average interest rate on outstanding revolving credit facility borrowings as of December 31, 2017 and December 31, 2016 was 3.63 percent and 2.56 percent, respectively, which is variable based on the LIBOR. The amount available under the revolving credit facility as of December 31, 2017 was $445.0.

On April 19, 2016, the Company issued $400.0 aggregate principal amount of 2024 Senior Notes. The 2024 Senior Notes are and will be guaranteed by certain of the Company’s existing and future domestic subsidiaries.

On May 9, 2017, the Company entered into an incremental amendment to its Credit Agreement (the Incremental Agreement) which reduced the initial term loan B facility (the Term Loan B Facility) of a $1,000.0 USD-denominated tranche to $475.0. The reduction was funded using the $250.0 proceeds drawn from the Delayed Draw Term Loan A Facility, a replacement of $70.0 with Term Loan B Facility - Euro and previous principal payments.

In connection with the Incremental Agreement, the interest rate with respect to the Term Loan B Facility - USD is based on, at the Company’s option, adjusted LIBOR plus 2.75 percent (with a floor of 0.00 percent) or Alternate Base Rate (ABR) plus 1.75 percent (with an ABR floor of 1.00 percent) and the interest rate with respect to the Term Loan B Facility - Euro is based on adjusted EURIBOR plus 3.00 percent (with a floor of 0.00 percent). Prior to the Incremental Agreement, the interest rate for the Term Loan B Facility - USD was LIBOR plus an applicable margin of 4.50 percent (or, at the Company’s option, prime plus an applicable margin of 3.50 percent), and the interest rate for the Term Loan B Facility - Euro was at the EURIBOR plus an applicable margin of 4.25 percent.

The Incremental Amendment also renewed the repricing premium of 1.00 percent in relation to the Term Loan B Facility to the date that is six months after the Incremental Effective Date, removed the requirement to prepay the repriced Dollar Term Loan

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2017
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

The Credit Agreement financial ratios at December 31, 2017 are as follows:

•	a maximum total net debt to adjusted EBITDA leverage ratio of 4.25 to 1.00 as of December 31, 2017 (reducing to 4.00 on December 31, 2018, and further reduced to 3.75 on June 30, 2019); and

•	a minimum adjusted EBITDA to net interest expense coverage ratio of not less than 3.00 to 1.00

The Company incurred $1.1 and $39.2 of fees in the years ended December 31, 2017 and 2016, respectively, related to the Credit Agreement and 2024 Senior Notes, which are amortized as a component of interest expense over the terms.

Below is a summary of financing and replacement facilities information:

Financing and Replacement Facilities	Interest Rate Index and Margin	Maturity/Termination Dates	Initial Term (Years)
Credit Agreement facilities
Revolving Facility	LIBOR + 2.00%	December 2020	5
Term Loan A Facility	LIBOR + 2.00%	December 2020	5
Delayed Draw Term Loan A Facility	LIBOR + 2.00%	December 2020	5
Term Loan B Facility - USD	LIBOR(i) + 2.75%	November 2023	7.5
Term Loan B Facility - Euro	EURIBOR(ii) + 3.00%	November 2023	7.5
2024 Senior Notes	8.5%	April 2024	8

(i)	LIBOR with a floor of 0.0 percent.

(ii)	EURIBOR with a floor of 0.0 percent.

The debt facilities under the Credit Agreement are secured by substantially all assets of the Company and its domestic subsidiaries that are borrowers or guarantors under the Credit Agreement, subject to certain exceptions and permitted liens.

In March 2006, the Company issued the 2006 Senior Notes in an aggregate principal amount of $300.0. The Company funded the repayment of $75.0 aggregate principal amount of the 2006 Senior Notes at maturity in March 2013 using borrowings under its revolving credit facility and the repayment of $175.0 aggregate principal amount of the 2006 Senior Notes that matured in March 2016 through the use of proceeds from the divestiture of the Company's NA ES business. Prepayment of the remaining $50.0 aggregate principal amount of the 2006 Senior Notes were paid in full on May 2, 2016. The prepayment included a make-whole premium of $3.9, which was paid in addition to the principal and interest of the 2006 Senior Notes and is included in interest expense for the year ended December 31, 2016.

Maturities of long-term debt as of December 31, 2017 are as follows:

Maturities of Long-Term Debt
2018	$66.7
2019	63.4
2020	437.4
2021	9.7
Thereafter	1,327.0
$1,904.2

Interest expense on the Company’s debt instruments for the years ended December 31, 2017, 2016 and 2015 was $102.7, $85.7 and $23.4, respectively.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

The Company’s financing agreements contain various restrictive financial covenants, including net debt to capitalization, net debt to EBITDA and net interest coverage ratios. As of December 31, 2017, the Company was in compliance with the financial and other covenants in its debt agreements.

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

The Company also has the following defined benefit plans outside the U.S., among others:

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

•
In the Netherlands, there is an average career salary plan, which is employer- and employee-financed and handled by an external fund. Insured events are disability, death and reaching of retirement age. During the fourth quarter of 2016, the Company recognized a curtailment gain of $4.6 related to its Netherlands' SecurCash B.V. plan due to a restructuring and cessation of accruals in the plan as of December 31, 2016. A transfer to an industry-wide pension fund occurred in early 2017 which transferred $186.8 of obligations and assets and is included in the settlements caption in the following tables. Final settlement accounting for this plan took place and resulted in $0.4 of income for the year.

Supplemental Executive Retirement Benefits. The Company has non-qualified pension plans in the U.S. to provide supplemental retirement benefits to certain officers, which were also frozen since December 2013. Benefits are payable at retirement based upon a percentage of the participant’s compensation, as defined.

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
FORM 10-K as of December 31, 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

The following tables set forth the change in benefit obligation, change in plan assets, funded status, consolidated balance sheet presentation and net periodic benefit cost for the Company’s defined benefit pension plans and other benefits at and for the years ended December 31:

	Retirement Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans
	2017	2016	2017	2016	2017	2016
Change in benefit obligation
Benefit obligation at beginning of year	$554.5	$544.7	$546.9	$1.7	$10.8	$12.7
Service cost	3.9	3.5	10.5	5.5	—	—
Interest cost	22.9	24.7	5.7	2.7	0.4	0.5
Actuarial (gain) loss	17.9	11.6	7.5	(44.6)	(0.5)	(1.3)
Plan participant contributions	—	—	1.3	0.9	—	—
Benefits paid	(30.2)	(30.0)	(10.0)	(5.1)	(0.8)	(1.1)
Plan amendments	—	—	(0.8)	—	—	—
Special termination benefits	—	—	0.1	—	—	—
Curtailment	—	—	—	(4.6)	—	—
Settlements	—	—	(191.4)	—	—	—
Foreign currency impact	—	—	59.2	(34.7)	—	—
Acquired benefit plans and other	—	—	23.0	625.1	—	—
Benefit obligation at end of year	569.0	554.5	452.0	546.9	9.9	10.8
Change in plan assets
Fair value of plan assets at beginning of year	351.7	347.9	482.9	—	—	—
Actual return on plan assets	53.6	30.4	12.7	(12.3)	—	—
Employer contributions	3.6	3.4	1.3	5.3	0.8	1.1
Plan participant contributions	—	—	1.3	0.9	—	—
Benefits paid	(30.2)	(30.0)	(10.0)	(5.1)	(0.8)	(1.1)
Foreign currency impact	—	—	51.7	(30.1)	—	—
Acquired benefit plans and other	—	—	11.0	524.2	—	—
Settlements	—	—	(191.4)	—	—	—
Fair value of plan assets at end of year	378.7	351.7	359.5	482.9	—	—
Funded status	$(190.3)	$(202.8)	$(92.5)	$(64.0)	$(9.9)	$(10.8)
Amounts recognized in balance sheets
Noncurrent assets	$0.3	$—	$6.9	$15.7	$—	$—
Current liabilities	3.5	3.5	3.2	3.3	1.1	1.1
Noncurrent liabilities (1)	187.1	199.3	96.2	76.4	8.8	9.7
Accumulated other comprehensive loss:
Unrecognized net actuarial gain (loss) (2)	(154.4)	(170.1)	27.7	27.8	(0.5)	(1.1)
Unrecognized prior service benefit (cost) (2)	—	—	0.8	(0.1)	—	—
Net amount recognized	$35.9	$32.7	$121.0	$91.7	$9.4	$9.7

(1)	Included in the consolidated balance sheets in pensions and other benefits and other post-retirement benefits are international plans.

(2)	Represents amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

	Retirement Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans
	2017	2016	2017	2016	2017	2016
Change in accumulated other comprehensive loss
Balance at beginning of year	$(170.1)	$(167.5)	$27.7	$(0.1)	$(1.1)	$(2.6)
Prior service cost occurring during the year	—	—	0.9	—	—	—
Net actuarial losses recognized during the year	5.9	5.6	(0.4)	—	—	0.2
Net actuarial gains (losses) occurring during the year	9.8	(8.2)	0.7	33.7	0.6	1.3
Net actuarial gains (losses) recognized due to settlement	—	—	(0.6)	—	—	—
Net actuarial gains (losses) recognized due to curtailment	—	—	—	(4.8)	—	—
Acquired benefit plans and other	—	—	(3.0)	—	—	—
Foreign currency impact	—	—	3.2	(1.1)	—	—
Balance at end of year	$(154.4)	$(170.1)	$28.5	$27.7	$(0.5)	$(1.1)

	Retirement Benefits						Other Benefits
	U.S. Plans			Non-U.S. Plans
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Components of net periodic benefit cost
Service cost	$3.9	$3.5	$3.6	$10.5	$5.5	$0.1	$—	$—	$—
Interest cost	22.9	24.7	23.8	5.7	2.7	—	0.4	0.5	0.6
Expected return on plan assets	(25.9)	(27.0)	(27.0)	(4.5)	(3.5)	—	—	—	—
Amortization of prior service cost (1)	—	—	—	—	—	—	—	—	(0.2)
Recognized net actuarial loss	5.9	5.5	6.6	(0.4)	—	—	—	0.2	0.3
Curtailment gain	—	—	—	0.1	(4.6)	—	—	—	—
Settlement loss	—	—	—	(0.6)	—	—	—	—	—
Net periodic benefit cost	$6.8	$6.7	$7.0	$10.8	$0.1	$0.1	$0.4	$0.7	$0.7

(1)
The annual amortization of prior service cost is determined as the increase in projected benefit obligation due to the plan change divided by the average remaining service period of participating employees expected to receive benefits under the plan.

The following table represents information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31:

	U.S. Plans		Non-U.S. Plans
	2017	2016	2017	2016
Projected benefit obligation	$569.0	$554.5	$452.0	$546.9
Accumulated benefit obligation	$569.0	$554.5	$439.5	$538.2
Fair value of plan assets	$378.7	$351.7	$359.5	$482.9

The following table represents the weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans
	2017	2016	2017	2016	2017	2016
Discount rate	3.71%	4.24%	1.45%	1.63%	3.71%	4.62%
Rate of compensation increase	N/A	N/A	2.75%	2.52%	N/A	N/A

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

The following table represents the weighted-average assumptions used to determine periodic benefit cost at December 31:

	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans
	2017	2016	2017	2016	2017	2016
Discount rate	4.24%	4.62%	1.47%	1.16%	4.24%	4.62%
Expected long-term return on plan assets	7.40%	7.75%	1.34%	1.82%	N/A	N/A
Rate of compensation increase	N/A	N/A	2.76%	2.49%	N/A	N/A

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

During 2017, the Society of Actuaries released new mortality improvement projection scale (MP-2017) resulting from recent studies measuring mortality rates for various groups of individuals. As of December 31, 2017, the Company adopted for the pension plan in the U.S. the use of the RP-2014 base mortality table modified to remove the post-2006 projections using the MP-2014 mortality improvement scale and replacing it with projections using the fully generational MP-2017 projection scale. For the plans outside the U.S., the mortality tables used are those either required or customary for local accounting and/or funding purposes.

The following table represents assumed healthcare cost trend rates at December 31:

	2017	2016
Healthcare cost trend rate assumed for next year	6.8%	7.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that rate reaches ultimate trend rate	2025	2025

The healthcare trend rates for the postemployment benefits plans in the U.S. are reviewed based upon the results of actual claims experience. The Company used initial healthcare cost trends of 6.8 percent and 7.0 percent in 2017 and 2016, respectively, with an ultimate trend rate of 5.0 percent reached in 2025. Assumed healthcare cost trend rates have a modest effect on the amounts reported for the healthcare plans.

A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on total of service and interest cost	$—	$—
Effect on post-retirement benefit obligation	$0.5	$(0.5)

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

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

The following table summarizes the Company’s target allocation for these asset classes in 2018, which are readjusted at least quarterly within a defined range for the U.S., and the Company’s actual pension plan asset allocation as of December 31, 2017 and 2016:

	U.S. Plans			Non-U.S. Plans
	Target	Actual		Target	Actual
	2018	2017	2016	2018	2017	2016
Equity securities	45%	46%	45%	34%	24%	9%
Debt securities	40%	40%	41%	36%	26%	46%
Real estate	5%	5%	5%	9%	11%	4%
Other	10%	9%	9%	21%	39%	41%
Total	100%	100%	100%	100%	100%	100%

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

The following table summarizes the fair value of the Company’s plan assets as of December 31, 2017:

	U.S. Plans				Non-U.S. Plans
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Cash and short-term investments	$3.5	$3.5	$—	$—	$82.5	$82.1	$0.4	$—
Mutual funds	32.0	32.0	—	—	77.5	77.5	—	—
Equity securities
U.S. mid cap value	—	—	—	—	0.7	0.7	—	—
U.S. small cap core	19.0	19.0	—	—	—	—	—	—
International developed markets	39.3	39.3	—	—	11.2	11.2	—	—
Emerging markets	19.5	—	19.5	—	—	—	—	—
Fixed income securities
U.S. corporate bonds	50.0	—	50.0	—	—	—	—	—
International corporate bonds	—	—	—	—	86.9	5.9	81.0	—
U.S. government	7.7	—	7.7	—	—	—	—	—
Fixed and index funds	0.6	—	0.6	—	11.7	7.4	4.3	—
Common collective trusts
Real estate (a)	19.2	—	—	19.2	4.7	—	4.7	—
Other (b)	159.9	—	159.9	—	—	—	—	—
Alternative investments
Multi-strategy hedge funds (c)	18.9	—	—	18.9	1.6	—	1.6	—
Private equity funds (d)	9.1	—	—	9.1	—	—	—	—
Other alternative investments (e)	—	—	—	—	82.7	—	0.9	81.8
Fair value of plan assets at end of year	$378.7	$93.8	$237.7	$47.2	$359.5	$184.8	$92.9	$81.8

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

The following table summarizes the fair value of the Company’s plan assets as of December 31, 2016:

	U.S. Plans				Non-U.S. Plans
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Cash and short-term investments	$3.4	$3.4	$—	$—	$92.3	$92.3	$—	$—
Mutual funds	28.2	28.2	—	—	61.6	61.6	—	—
Equity securities
U.S. mid cap value	—	—	—	—	0.1	0.1	—	—
U.S. small cap core	16.9	16.9	—	—	—	—	—	—
International developed markets	36.9	36.9	—	—	9.2	9.2	—	—
Emerging markets	16.5	—	16.5	—	—	—	—	—
Fixed income securities
U.S. corporate bonds	44.8	—	44.8	—	—	—	—	—
International corporate bonds	—	—	—	—	77.3	—	77.3	—
U.S. government	7.7	—	7.7	—	—	—	—	—
Fixed and index funds	1.5	—	1.5	—	5.4	—	5.4	—
Common collective trusts
Real estate (a)	18.1	—	—	18.1	4.3	—	4.3	—
Other (b)	148.4	—	148.4	—	—	—	—	—
Alternative investments
Multi-strategy hedge funds (c)	17.6	—	—	17.6	2.8	—	2.1	0.7
Private equity funds (d)	11.7	—	—	11.7	—	—	—	—
Other alternative investments (e)	—	—	—	—	229.9	—	—	229.9
Fair value of plan assets at end of year	$351.7	$85.4	$218.9	$47.4	$482.9	$163.2	$89.1	$230.6

(a)
Real estate common collective trust. The objective of the real estate common collective trust (CCT) is to achieve long-term returns through investments in a broadly diversified portfolio of improved properties with stabilized occupancies. As of December 31, 2017, investments in this CCT, for U.S. plans, included approximately 41 percent office, 21 percent residential, 27 percent retail and 11 percent industrial, cash and other. As of December 31, 2016, investments in this CCT, for U.S. plans, included approximately 39 percent office, 20 percent residential, 25 percent retail and 16 percent industrial, cash and other. Investments in the real estate CCT can be redeemed once per quarter subject to available cash, with a 45-day notice.

(b)
Other common collective trusts. At December 31, 2017, approximately 59 percent of the other CCTs are invested in fixed income securities including approximately 15 percent in mortgage-backed securities, 54 percent in corporate bonds and 31 percent in U.S. Treasury and other. Approximately 41 percent of the other CCTs at December 31, 2017 are invested in Russell 1000 Fund large cap index funds. At December 31, 2016, approximately 60 percent of the other CCTs are invested in fixed-income securities including approximately 22 percent in mortgage-backed securities, 58 percent in corporate bonds and 20 percent in U.S. Treasury and other. Approximately 40 percent of the other CCTs at December 31, 2016 are invested in Russell 1000 Fund large cap index funds. Investments in fixed-income securities can be redeemed daily.

(c)
Multi-strategy hedge funds. The objective of the multi-strategy hedge funds is to diversify risks and reduce volatility. At December 31, 2017 and 2016, investments in this class for U.S. plans include approximately 50 percent and 43 percent long/short equity, respectively, 45 percent and 50 percent arbitrage and event investments, respectively, and 5 percent and 7 percent in directional trading, fixed income and other, respectively. Investments in the multi-strategy hedge fund can be redeemed semi-annually with a 95-day notice.

(d)
Private equity funds. The objective of the private equity funds is to achieve long-term returns through investments in a diversified portfolio of private equity limited partnerships that offer a variety of investment strategies, targeting low volatility and low correlation to traditional asset classes. As of December 31, 2017 and 2016, investments in these private equity funds include approximately 42 percent and 43 percent, respectively, in buyout private equity funds that usually invest in mature companies with established business plans, approximately 25 percent and 26 percent, respectively, in special situations private equity and debt funds that focus on niche investment strategies and approximately 33 percent and 31 percent respectively, in venture private equity funds that invest in early development or expansion of business. Investments in the private equity fund can be redeemed only with written

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

consent from the general partner, which may or may not be granted. At December 31, 2017 and 2016, the Company had unfunded commitments of underlying funds of $5.5 in both years.

(e)
Other alternative investments. Following the Acquisition, the Company’s plan assets were expanded with a combination of insurance contracts, multi-strategy investment funds and company-owned real estate. The fair value for these assets is determined based on the NAV as reported by the underlying investment manager, insurance companies and the trustees of the CTA.

The following table summarizes the changes in fair value of level 3 assets for the years ended December 31:

	U.S. Plans		Non-U.S. Plans
	2017	2016	2017	2016
Balance, January 1	$47.4	$53.3	$230.6	$—
Dispositions	(4.3)	(8.3)	(175.3)	—
Realized and unrealized gain, net	4.1	2.4	26.5	0.1
Acquisition	—	—	—	230.5
Balance, December 31	$47.2	$47.4	$81.8	$230.6

The following table represents the amortization amounts expected to be recognized during 2018:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits
Amount of net prior service credit	$—	$(0.1)	$—
Amount of net loss	$6.6	$(0.6)	$—

The Company contributed $5.7 to its retirement plans, including contributions to the nonqualified plan, benefits paid from company assets, and a reimbursement from the CTA assets to the Company for benefits paid directly from company assets, and $0.8 to its other post-retirement benefit plan during the year ended December 31, 2017. The Company expects to contribute $1.1 to its other post-retirement benefit plan and expects to contribute $49.6 to its retirement plans, including the nonqualified plan, as well as benefits payments directly from the Company during the year ending December 31, 2018. The following benefit payments, which reflect expected future service, are expected to be paid:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits	Other Benefits after Medicare Part D Subsidy
2018	$27.9	$28.7	$1.1	$1.0
2019	$28.5	$26.6	$1.0	$0.9
2020	$29.1	$25.8	$1.0	$0.9
2021	$29.8	$27.3	$0.9	$0.9
2022	$30.3	$24.6	$0.9	$0.8
2023-2027	$157.6	$130.4	$3.7	$3.4

Retirement Savings Plan. The Company offers employee 401(k) savings plans (Savings Plans) to encourage eligible employees to save on a regular basis by payroll deductions. The Company's basic match is 60 percent of the first 6 percent of a participant's qualified contributions, subject to IRS limits.

The Company match is determined by the Board of Directors and evaluated at least annually. Total Company match was $8.2, $8.3 and $9.5 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

NOTE 16: LEASES

The Company’s future minimum lease payments due under non-cancellable operating leases for real estate, vehicles and other equipment at December 31, 2017 are as follows:

	Total	Real Estate	Vehicles and Equipment (a)
2018	$89.6	$52.3	$37.3
2019	53.8	39.5	14.3
2020	30.5	24.4	6.1
2021	24.3	21.6	2.7
2022	19.1	17.3	1.8
Thereafter	13.1	12.2	0.9
	$230.4	$167.3	$63.1

(a)
The Company leases vehicles with contractual terms of 36 to 60 months that are cancellable after 12 months without penalty. Future minimum lease payments reflect only the minimum payments during the initial 12-month non-cancellable term.

Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rental expense under all lease agreements amounted to $125.4, $84.3 and $67.7 for the years ended December 31, 2017, 2016 and 2015, respectively.

NOTE 17: GUARANTEES AND PRODUCT WARRANTIES

The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, customers, regulatory agencies and insurance providers. If the Company is not able to make payment, the suppliers, customers, regulatory agencies and insurance providers may draw on the pertinent bank. At December 31, 2017, the maximum future contractual obligations relative to these various guarantees totaled $195.1, of which $28.0 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2016, the maximum future payment obligations relative to these various guarantees totaled $183.3, of which $28.0 represented standby letters of credit to insurance providers, and no associated liability was recorded.

The Company provides its customers a standard manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts.

Changes in the Company’s warranty liability balance are illustrated in the following table:

	2017	2016
Balance at January 1	$101.6	$73.6
Current period accruals	36.0	53.4
Current period settlements	(65.2)	(73.5)
Acquired warranty accruals	—	43.8
Currency translation	4.3	4.3
Balance at December 31	$76.7	$101.6

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

NOTE 18: COMMITMENTS AND CONTINGENCIES

Contractual Obligation

At December 31, 2017, the Company had purchase commitments due within one year totaling $11.1 for materials and services through contract manufacturing agreements at negotiated prices. The amounts purchased under these obligations totaled $14.2 in 2017. The Company guarantees a fixed cost of certain products used in production to its strategic partners. Variations in the products costs are absorbed by the Company.

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

At December 31, 2017, the Company was a party to several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the consolidated financial statements would not be materially affected by the outcome of these indirect tax claims and/or proceedings or asserted claims.

In addition to these routine indirect tax matters, the Company was a party to the proceedings described below:

In August 2012, one of the Company's Brazil subsidiaries was notified of a tax assessment of approximately R$270, including penalties and interest, regarding certain Brazil federal indirect taxes (Industrialized Products Tax, Import Tax, Programa de Integração Social and Contribution to Social Security Financing) for 2008 and 2009. The assessment alleges improper importation of certain components into Brazil's free trade zone that would nullify certain indirect tax incentives. On September 10, 2012, the Company filed its administrative defenses with the tax authorities.

In March 2017, the administrative proceedings concluded and the assessment was reduced approximately 95 percent to a total of R$17.3 including penalties and interest as of March 2017. The Company is pursuing its remedies in the judicial sphere and management continues to believe that it has valid legal positions. In addition, this matter could negatively impact Brazil federal indirect taxes in other years that remain open under statute. It is reasonably possible that the Company could be required to pay taxes, penalties and interest related to this matter, which could be material to the Company's consolidated financial statements.

The Company has challenged the customs rulings in Thailand seeking to retroactively collect customs duties on previous imports of ATMs. Management believes that the customs authority’s attempt to retroactively assess customs duties is in contravention of World Trade Organization agreements and, accordingly, challenged the rulings. In the third quarter of 2015, the Company received a prospective ruling from the U.S. Customs Border Protection which is consistent with the Company's interpretation of the treaty in question. In August 2017, the Supreme Court of Thailand ruled in the Company's favor, finding that Customs' attempt to collect duties for importation of ATMs is improper. In addition, in August 2016 and February 2017, the tax court of appeals rendered decisions in favor of the Company related to more than half of the assessments at issue. The surviving matters remain at various stages of the appeals process and the Company will use the Supreme Court's decision in support of its position in those matters. Management remains confident that the Company has a valid legal position in these appeals. Accordingly, the Company does not have any amount accrued for this contingency.

At December 31, 2017 and 2016, the Company had an accrual related to the Brazil indirect tax matter disclosed above of $4.9 and $7.3, respectively. The reduction in the accrual is due to the expiration of the statute of limitations related to years subject to audit and foreign currency fluctuations in the Brazil real.

A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated accrual. The Company estimated the aggregate risk at December 31, 2017 to be up to $144.7 for its material indirect tax matters, of which $25.7 and $27.0, respectively, relates to the Brazil indirect tax matter and

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Thailand customs matter disclosed above. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire.

Legal Contingencies

At December 31, 2017, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims.

On October 22, 2013, the Company finalized a settlement agreement with the SEC and a Deferred Prosecution Agreement (DPA) with the U.S. Department of Justice (DOJ) to settle charges arising from violations of the FCPA. Pursuant to those agreements, the Company was required to retain an independent corporate monitor to review our compliance program, internal accounting controls, record-keeping, and financial reporting policies and procedures relating to the FCPA and other applicable anti-corruption laws. Since that time, the Company has made significant enhancements to its global ethics and compliance program. On October 24, 2016, the corporate monitor certified to the SEC and DOJ that our compliance program is reasonably designed and implemented to prevent and detect violations of anti-corruption laws. The DPA and the independent corporate monitorship expired on October 29, 2016. With the completion of the monitorship, the Company has fulfilled its obligations under the settlement agreements with the DOJ and SEC.

In addition to these normal course of business litigation matters, the Company was a party to the proceedings described below:
Diebold KGaA is a party to appraisal proceedings (Spruchverfahren) relating to the DPLTA entered into by Diebold KGaA and Diebold Nixdorf AG on September 26, 2016 pending at the District Court (Landgericht) of Dortmund (Germany). The appraisal proceedings were filed by minority shareholders of Diebold Nixdorf AG challenging the adequacy of both, the cash exit compensation of €55.02 per Diebold Nixdorf AG share and the annual recurring compensation of €3.13 (€2.82 net under the current taxation regime) per Diebold Nixdorf AG share offered in connection with the DPLTA. A ruling by the court would apply to all Diebold Nixdorf AG shares outstanding at the time the DPLTA became effective. While the Company believes that the compensation offered in connection with the DPLTA was fair and the claims lack merit, this matter is still at a preliminary stage and the outcome is uncertain. As a result, the Company is unable to reasonably estimate the possible loss or range of losses, if any, arising from this litigation.

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

The Company uses derivatives to mitigate the economic consequences associated with fluctuations in currencies and interest rates. The following table summarizes the gain (loss) recognized on derivative instruments:

Derivative instrument	Classification on consolidated statement of operations	2017	2016	2015
Non-designated hedges and interest rate swaps	Interest expense	$(4.3)	$(5.1)	$(4.2)
Gain on foreign currency option contracts - acquisition related	Miscellaneous, net	—	35.6	7.0
Foreign exchange forward contracts and cash flow hedges	Foreign exchange gain (loss), net	6.3	4.4	10.7
Foreign exchange forward contracts - acquisition related	Miscellaneous, net	—	(26.4)	—
Total		$2.0	$8.5	$13.5

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

FOREIGN EXCHANGE

Net Investment Hedges.The Company has international subsidiaries with net balance sheet positions that generate cumulative translation adjustments within AOCI. The Company uses derivatives to manage potential changes in value of its net investments. The Company uses the forward-to-forward method for its quarterly measurement of ineffectiveness assessments of hedge effectiveness. No ineffectiveness results if the notional amount of the derivative matches the portion of the net investment designated as being hedged because the Company uses derivative instruments with underlying exchange rates consistent with its functional currency and the functional currency of the hedged net investment. Changes in value that are deemed effective are accumulated in AOCI where they will remain until they are reclassified to income together with the gain or loss on the entire investment upon substantial liquidation of the subsidiary. The fair value of the Company’s net investment hedge contracts were $2.0 and $(0.3) as of December 31, 2017 and 2016, respectively.The loss recognized in AOCI on net investment hedge derivative instruments was $(2.2) and $(13.3) for the years ended December 31, 2017 and 2016, respectively.

On August 15, 2016, the Company designated its €350.0 euro-denominated Term Loan B Facility as a net investment hedge of its investments in certain subsidiaries that use the euro as their functional currency in order to reduce volatility in stockholders' equity caused by the changes in foreign currency exchange rates of the euro with respect to the USD. Effectiveness is assessed at least quarterly by confirming that the respective designated net investments' net equity balances at the beginning of any period collectively continues to equal or exceed the balance outstanding on the Company's euro-denominated term loan. Changes in value that are deemed effective are accumulated in AOCI. When the respective net investments are sold or substantially liquidated, the balance of the cumulative translation adjustment in AOCI will be reclassified into earnings. The net gain (loss) recognized in AOCI on net investment hedge foreign currency borrowings was $(41.3) and $22.8 for the years ended December 31, 2017 and 2016, respectively. On March 30, 2017, the Company de-designated €130.6 of its euro-denominated Term Loan B Facility and on May 9, 2017, the Company designated an additional €66.8 of its euro-denominated Term Loan B Facility as a result of its repricing described under note 14. On September 21, 2017, the Company de-designated €100.0 of its euro-denominated Term Loan B Facility.

Non-Designated Hedges. A substantial portion of the Company’s operations and revenues are international. As a result, changes in foreign exchange rates can create substantial foreign exchange gains and losses from the revaluation of non-functional currency monetary assets and liabilities. The Company’s policy allows the use of foreign exchange forward contracts with maturities of up to 24 months to mitigate the impact of currency fluctuations on those foreign currency asset and liability balances. The Company elected not to apply hedge accounting to its foreign exchange forward contracts. Thus, spot-based gains/losses offset revaluation gains/losses within foreign exchange loss, net and forward-based gains/losses represent interest expense or income. The fair value of the Company’s non-designated foreign exchange forward contracts was $(4.9) and $2.6 as of December 31, 2017 and 2016, respectively.

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

Derivative transactions are recorded on the balance sheet at fair value. For transactions designated as cash flow hedges, the effective portion of changes in the fair value are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged forecasted transactions impact earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. As of December 31, 2017, the Company had the following outstanding foreign currency derivatives that were used to hedge its foreign exchange risks:

Foreign Currency Derivative	Number of Instruments	Notional Sold		Notional Purchased
Currency forward agreements (EUR-USD)	10	56.8	USD	49.6	EUR
Currency forward agreements (EUR-GBP)	12	31.0	GBP	35.0	EUR
Currency forward agreements (EUR-CAD)	1	1.0	CAD	0.7	EUR
Currency forward agreements (EUR-CZK)	2	161.6	CZK	6.1	EUR

Foreign Currency Option and Forward Contracts - acquisition related. On November 23, 2015, the Company entered into two foreign currency option contracts to purchase €1,416.0 for $1,547.1 to hedge against the effect of exchange rate fluctuations on the euro-denominated cash consideration related to the Acquisition and estimated euro-denominated transaction related costs and any outstanding Diebold Nixdorf AG borrowings. At that time, the euro-denominated cash component of the purchase price consideration approximated €1,162.2. The foreign currency option contracts were sold during the second quarter of 2016 for cash

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

proceeds of $42.6, which are included in investing activities in the consolidated statements of cash flows, resulting in a gain of $35.6 and $7.0 during the years ended December 31, 2016 and 2015, respectively, and included in other income (expense) miscellaneous, net on the consolidated statements of operations. The weighted average strike price was $1.09 per euro.

On April 29, 2016, the Company entered into one foreign currency forward contract to purchase €713.0 for $820.9 to hedge against the effect of exchange rate fluctuations on the euro-denominated cash consideration related to the Acquisition and estimated euro denominated transaction related costs and any outstanding Diebold Nixdorf AG borrowings. The forward rate is $1.1514. The foreign currency forward contract was settled for $792.6 during the third quarter of 2016, which is included in investing activities in the consolidated statements of cash flows, resulting in a loss of $26.4 during the year ended December 31, 2016. This foreign currency forward contract was non-designated and included in other current assets or other current liabilities based on the net asset or net liability position, respectively, in the consolidated balance sheets for the periods it was outstanding. The gains and losses from the revaluation of the foreign currency forward contract are included in other income (expense) miscellaneous, net on the consolidated statements of operations during 2016.

For the year ended December 31, 2016, the Company recorded a $9.3, mark-to-market gain (loss) on foreign currency and forward option contracts reflected in other income (expense) miscellaneous, net as these contracts were settled during the year.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the fourth quarter of 2016, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The fair value of the Company’s interest rate contracts was $9.8 as of December 31, 2017.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company estimates that a minimal amount will be reclassified as a decrease to interest expense over the next year.

In connection with the Acquisition, the Company acquired an interest swap for a notional amount of €50.0, which was entered into in May 2010 with a ten-year term from October 1, 2010 until September 30, 2020. For this interest swap, the three-month EURIBOR is received and a fixed interest rate of 2.97 percent is paid. The fair value, which is measured at market prices, as of December 31, 2017 and 2016 was $(5.5) and $(6.9), respectively. The interest rate contract is not designated and changes in the fair value of non-designated interest rate swap agreements are recognized in Miscellaneous, net in the consolidated statements of operations. For the year ended December 31, 2017, the Company recognized $1.4 in interest expense relating to the interest rate.

Additionally, the Company does not enter into or use derivatives for trading or speculative purposes.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

NOTE 20: FAIR VALUE OF ASSETS AND LIABILITIES

Refer to note 1 for the Company’s accounting policies related to fair value accounting. Refer to note 15 for assets held in the Company’s defined pension plans, which are measured at fair value. Assets and liabilities subject to fair value measurement are as follows:

		December 31, 2017			December 31, 2016
	Classification on consolidated balance sheets		Fair Value Measurements Using			Fair Value Measurements Using
		Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets
Short-term investments
Certificates of deposit	Short-term investments	$84.1	$84.1	$—	$64.1	$64.1	$—
Assets held in rabbi trusts	Securities and other investments	9.4	9.4	—	8.5	8.5	—
Foreign exchange forward contracts	Other current assets	6.7	—	6.7	7.2	—	7.2
Interest rate swaps	Other current assets	2.2	—	2.2	—	—	—
Interest rate swaps	Securities and other investments	7.6	—	7.6	8.4	—	8.4
Total		$110.0	$93.5	$16.5	$88.2	$72.6	$15.6

Liabilities
Foreign exchange forward contracts	Other current liabilities	$10.2	$—	$10.2	$7.7	$—	$7.7
Interest rate swaps	Other current liabilities	5.5	—	5.5	6.9	—	6.9
Deferred compensation	Other liabilities	9.4	9.4	—	8.5	8.5	—
Total		$25.1	$9.4	$15.7	$23.1	$8.5	$14.6

During the years ended December 31, 2017 and 2016, there were no transfers between levels. The redeemable noncontrolling interests were preliminarily recorded at fair value as of the Acquisition date by applying the income approach using unobservable inputs for projected cash flows and a discount rate, which are considered Level 3 inputs, and subject to change as the measurement period related to the Acquisition has not expired and purchase accounting remains preliminary. The balance of redeemable noncontrolling interests is reported at the greater of its carrying value or its maximum redemption value at each reporting date.

The fair value and carrying value of the Company’s debt instruments are summarized as follows:

	December 31, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable	$66.7	$66.7	$106.9	$106.9

Revolving credit facility	75.0	75.0	—	—
Term Loan A Facility	178.3	178.3	201.3	201.3
Delayed Draw Term Loan A Facility	226.6	226.6	—	—
Term Loan B Facility - USD	466.7	466.7	787.5	787.5
Term Loan B Facility - Euro	489.5	489.5	363.5	363.5
2024 Senior Notes	425.0	400.0	426.0	400.0
Other	1.4	1.4	0.8	0.8
Long-term deferred financing fees	(50.4)	(50.4)	(61.7)	(61.7)
Long-term debt	1,812.1	1,787.1	1,717.4	1,691.4
Total debt instruments	$1,878.8	$1,853.8	$1,824.3	$1,798.3

Refer to note 14 for further details surrounding the increase in long-term debt as of December 31, 2017.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

NOTE 21: RESTRUCTURING

The following table summarizes the impact of Company’s restructuring charges on the consolidated statements of operations for the years ended December 31:

	2017	2016	2015
Cost of sales - services and software	$27.4	$20.8	$3.1
Cost of sales - systems	1.8	4.7	1.4
Selling and administrative expense	21.3	28.8	16.1
Research, development and engineering expense	(1.1)	5.1	0.6
Total	$49.4	$59.4	$21.2

The following table summarizes the Company’s restructuring charges by reporting segment for the years ended December 31:

	2017	2016	2015
Severance
Services	$32.5	$23.5	$6.2
Software	2.4	7.1	0.7
Systems	8.7	17.6	7.2
Corporate	5.8	11.2	7.1
Total	$49.4	$59.4	$21.2

Multi-Year Transformation Plan

During the first quarter of 2013, the Company announced a multi-year transformation plan. Certain aspects of this plan were previously disclosed under the Company's global realignment plan and global shared services plan. This multi-year realignment focused on globalizing the Company's service organization and creating a unified center-led global organization for research and development, as well as transforming the Company's general and administrative cost structure. Restructuring charges of $7.7 and $21.2 for the years ended December 31, 2016 and 2015, respectively. The multi-year transformation plan incurred cumulative total restructuring costs of $105.0 and $3.5 related to severance and other costs, respectively, and was considered complete as of December 31, 2016.

DN2020 Plan

As of August 15, 2016, the date of the Acquisition, the Company launched a multi-year integration and transformation program, known as DN2020. The DN2020 plan focuses on the utilization of cost efficiencies and synergy opportunities that result from the Acquisition, which aligns employee activities with the Company's goal of delivering net operating profit savings of approximately $240 by the year 2020. During 2017, the Company closed certain facilities in Hungary and the Netherlands. The Company incurred restructuring charges primarily related to severance of $47.0 and $42.8 for the years ended December 31, 2017 and 2016 related to this plan. The Company anticipates additional restructuring costs of approximately $50 to be incurred through the end of the plan.

Delta Program

At the beginning of the 2015, Diebold Nixdorf AG initiated the Delta Program related to restructuring and realignment. As part of a change process that spanned several years, the Delta Program was designed to hasten the expansion of software and professional services operations and to further enhance profitability in the services business. This program included expansion in the high-end fields of managed services and outsourcing. It also involved capacity adjustments on the hardware side, enabling the Company to respond more effectively to market volatility while maintaining its abilities with innovation. As of August 15, 2016, the date of the Acquisition, the restructuring accrual balance acquired was $45.5 and consisted of severance activities. During the third quarter of 2017, the Company recorded a measurement period adjustment of $8.2 to the acquired restructuring accrual resulting in a $37.3 final fair value. The Company incurred restructuring charges of $3.2 for the year ended December 31, 2016 related to this plan. As of December 31, 2016, the Company does not anticipate additional restructuring costs to be incurred through the end of the plan.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Strategic Alliance Plan

On November 10, 2016, the Company entered into a strategic alliance with the Inspur Group, a Chinese cloud computing and data center company, to develop, manufacture and distribute Systems solutions in China. The Inspur Group holds a majority stake of 60.0 percent in the Inspur JV. The Inspur JV will offer a complete range of self-service terminals within the Chinese market, including ATMs. The Company will serve as the exclusive distributor outside of China for all products developed by the Inspur JV, which will be sold under the Diebold Nixdorf brand. The Company will not consolidate Inspur JV but includes the results of operations in equity in earnings of an investee included in other income (expense) miscellaneous, net of the consolidated statements of operations. In November 2016, the Inspur JV was formed and the Company does not expect a significant gain or loss from the transaction. The Company incurred restructuring charges of $2.4 and $5.7 for the years ended December 31, 2017 and 2016 related to this plan. The Company anticipates minimal additional restructuring costs to be incurred through the end of the plan.

The following table summarizes the Company's cumulative total restructuring costs from continuing operations as of December 31, 2017 for the respective plans:

	Severance
	DN2020 Plan	Delta Program	Strategic Alliance Plan	Total
Services	$52.9	$0.1	$3.0	$56.0
Software	8.0	1.8	0.5	10.3
Systems	21.0	—	4.6	25.6
Corporate	7.9	1.3	—	9.2
Total	$89.8	$3.2	$8.1	$101.1

The following table summarizes the Company’s restructuring accrual balances and related activity:

Balance at January 1, 2015	$7.6
Liabilities incurred	21.2
Liabilities paid/settled	(24.1)
Balance at December 31, 2015	$4.7
Liabilities incurred	59.4
Liabilities acquired	45.5
Liabilities paid/settled	(19.7)
Balance at December 31, 2016	$89.9
Liabilities incurred	49.4
Liabilities acquired	(8.2)
Liabilities paid/settled	(77.1)
Balance at December 31, 2017	$54.0

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

NOTE 22: SEGMENT INFORMATION

The Company's accounting policies derive segment results that are the same as those the CODM regularly reviews and uses to make decisions, allocate resources and assess performance. The Company continually considers its operating structure and the information subject to regular review by the Office of the Chief Executive, who are the CODM, to identify reportable operating segments. The Company’s operating structure is based on a number of factors that management uses to evaluate, view and run its business operations, which currently includes, but is not limited to, product, service and solution. The Company measures the performance of each segment based on several metrics, including net sales and segment operating profit. The CODM uses these results to make decisions, allocate resources and assess performance by the LOBs.

Segment revenue represents revenues from sales to external customers. Segment operating profit is defined as revenues less expenses identifiable to those segments. The Company does not allocate to its segments certain operating expenses, which it manages at the corporate level; that are not routinely used in the management of the segments; or information that is impractical to report. These unallocated costs include certain corporate costs, amortization of acquired intangible assets and deferred revenue, restructuring charges, impairment charges, legal, indemnification, and professional fees related to corporate monitor efforts, acquisition and divestiture expenses, along with other income (expenses). Segment operating profit reconciles to consolidated income (loss) from continuing operations before income taxes by deducting corporate costs and other income or expense items that are not attributed to the segments. Assets are not allocated to segments, and thus are not included in the assessment of segment performance, and consequently, the Company does not disclose total assets and depreciation and amortization expense by reportable operating segment.

In August 2016, in connection with the business combination agreement related to the Acquisition, the Company announced the realignment of its lines of business to drive greater efficiency and further improve customer service. During the first quarter of 2017, the Company reorganized the management team reporting to the CODM and evaluated and assessed the LOB reporting structure. The Company's reportable operating segments are based on the following three LOBs: Services, Systems, and Software. As a result, the Company reclassified comparative periods for consistency which were previously reported as four geographical segments of: NA, AP, EMEA and LA. The presentation of comparative periods also reflects the reclassification of certain global manufacturing administration expenses from corporate charges not allocated to segments to segment operating profit.

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
FORM 10-K as of December 31, 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

The following tables represent information regarding the Company’s segment information and provides a reconciliation between segment operating profit and the consolidated income (loss) from continuing operations before income taxes for the years ended December 31:

	2017	2016	2015
Net sales summary by segment
Services	$2,397.3	$1,726.7	$1,295.7
Software	476.6	256.3	139.1
Systems	1,735.4	1,333.3	984.5
Total customer revenues	$4,609.3	$3,316.3	$2,419.3

Segment operating profit
Services	$344.8	$298.7	$262.8
Software	33.7	9.6	11.8
Systems	(24.2)	(24.7)	(48.8)
Total segment operating profit	$354.3	$283.6	$225.8

Corporate charges not allocated to segments (1)	(130.1)	(124.9)	(90.7)
Impairment of assets	(3.1)	(9.8)	(18.9)
Restructuring charges	(49.4)	(59.4)	(21.2)
Net non-routine income (expense)	(255.3)	(249.3)	(36.4)
	(437.9)	(443.4)	(167.2)
Operating profit (loss)	(83.6)	(159.8)	58.6
Other income (expense)	(92.1)	(78.5)	(12.8)
Income (loss) from continuing operations before taxes	$(175.7)	$(238.3)	$45.8

(1)
Corporate charges not allocated to segments include headquarter-based costs associated with procurement, human resources, compensation and benefits, finance and accounting, global development/engineering, global strategy/mergers and acquisitions, global information technology, tax, treasury and legal.

Net non-routine expense consists of items that the Company has determined are non-routine in nature and not allocated to the LOBs. Net non-routine expense of $255.3 for the year ended December 31, 2017 was due to legal, acquisition and divestiture expenses of $16.1 inclusive of the mark-to-market impact on Diebold Nixdorf AG stock options and Acquisition integration expenses of $72.1 primarily within selling and administrative expense and purchase accounting pretax charges, which included deferred revenue of $30.4 and amortization of acquired intangibles of $128.4 and an increase in cost of sales of $1.9 related to measurement period adjustments of inventory. Net non-routine expense of $249.3 for the year ended December 31, 2016 was primarily due to the impact of purchase accounting adjustments of $128.6 primarily in cost of sales and legal, acquisition and divestiture related costs of $104.3 primarily within selling and administrative expense.

The following table presents information regarding the Company’s revenue by service and product solution:

	2017	2016	2015
Banking
Services and software	$2,248.4	$1,758.2	$1,426.1
Systems	1,180.6	1,041.7	975.4
Total banking	3,429.0	2,799.9	2,401.5
Retail
Services and software	625.5	224.8	—
Systems	554.8	291.6	17.8
Total retail	1,180.3	516.4	17.8
	$4,609.3	$3,316.3	$2,419.3

The Company had no customers that accounted for more than 10 percent of total net sales in 2017, 2016 and 2015.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Below is a summary of net sales by point of origin for the years ended December 31:

	2017	2016	2015
Americas
United States	$1,038.6	$1,020.1	$1,014.3
Brazil	218.5	263.0	211.5
Other Americas	348.7	379.2	347.6
Total Americas	1,605.8	1,662.3	1,573.4
EMEA
Germany	564.3	244.9	—
Other EMEA	1,815.8	938.3	406.3
Total EMEA	2,380.1	1,183.2	406.3
AP
China	96.3	175.2	279.0
Other AP	527.1	295.6	160.6
Total AP	623.4	470.8	439.6
Total net sales	$4,609.3	$3,316.3	$2,419.3

Below is a summary of property, plant and equipment, net by geographical location as of December 31:

	2017	2016	2015
Property, plant and equipment, net
United States	$91.7	$111.2	$130.4
Germany	205.3	199.7	—
Other international	67.5	76.1	44.9
Total property, plant and equipment, net	$364.5	$387.0	$175.3

NOTE 23: DIVESTITURES

During 2017, the Company divested its legacy Diebold business in the U.K. to Cennox Group for $5.0, fulfilling the requirements previously set forth by the U.K. CMA. The divestiture closed on June 30, 2017. The legacy, independent Wincor Nixdorf U.K. and Ireland business will be completely integrated into the global Diebold Nixdorf operations and brand. As part of the Company's routine efforts to evaluate its business operations, during 2017, the Company agreed to sell its ES businesses located in Mexico and Chile to a wholly-owned subsidiary of Securitas AB and Avant, respectively. The Company recorded a pre-tax gain of $2.2 related to these transactions. The combined net sales of the divestitures represented less than one percent of total net sales of the Company for 2017 and 2016.

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

During the third quarter of 2016, the Company received cash proceeds of $27.7 related to the sale of stock in its Aevi International GmbH and Diebold Nixdorf AG China subsidiaries. In addition to the cash proceeds received, the Company recorded deferred payments of $44.7 for the divestiture of its Diebold Nixdorf AG China subsidiaries. The Diebold Nixdorf AG China sale was reflected in the opening balance sheet and no gain or loss was recorded. The Diebold Nixdorf AG China sale was in connection with the June 2016, Diebold Nixdorf AG announcement to establish a strategic alliance with Aisino Corporation, to position itself in China

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

to offer solutions that meet Chinese banking regulations. Aisino Corporation is a Chinese company that specializes in intelligent anti-forgery tax control systems, EFT, POS solutions, financial IC cards, bill receipt printing solutions and public IT security solutions. Following the closing of the transaction, the Company holds a noncontrolling interest in the Aisino JV of 43.6 percent. The Company includes the Aisino results of operations in equity in earnings of an investees included in other income (expense) of the consolidated statements of operations.

In February 2016, the Company finalized its divestiture of its wholly-owned ES subsidiary located in the U.S. and Canada for an aggregate purchase price of $350.0 in cash, 10.0 percent of which was contingent based on the successful transition of certain customer relationships. For ES to continue its growth, it would require resources and investment that Diebold Nixdorf was not committed to make given its focus on the self-service market. The Company received payment and recorded a pre-tax gain of $239.5 on the ES divestiture which was recognized during 2016. Cash flows provided or used by the NA ES business are presented as cash flows from discontinued operations for all of the periods presented. The results of operations, financial position and cash flows from the NA ES business were not included in the Company's financial statements from the closing date.

The following summarizes select financial information included in income from discontinued operations, net of tax:

	Years ended December 31,
	2016	2015
Net sales
Services and software	$16.3	$221.5
Systems	8.5	127.0
	24.8	348.5
Cost of sales
Services and software	15.1	181.1
Systems	6.9	102.2
	22.0	283.3
Gross profit	2.8	65.2
Selling and administrative expense	4.8	39.7
Income (loss) from discontinued operations before taxes	(2.0)	25.5
Income tax (benefit) expense	(0.7)	9.6
	(1.3)	15.9

Gain on sale of discontinued operations before taxes	239.5	—
Income tax (benefit) expense	94.5	—
Gain on sale of discontinued operations, net of tax	145.0	—
Income from discontinued operations, net of tax	$143.7	$15.9

As of March 31, 2015, the Company agreed to sell its equity interest in its Venezuela joint venture to its joint venture partner and recorded impairment charges of $18.6 and an additional $0.4 related to uncollectible accounts receivable, which is included in selling and administrative expenses on the consolidated statements of operations during 2015.

NOTE 24: RELATED PARTY TRANSACTIONS

The Company has certain strategic alliances that are not consolidated. The Company tests these strategic alliances annually, individually and in aggregate, to determine materiality. The Company owns 40.0 percent of the Inspur JV and 43.6 percent of the Aisino JV. The Company engages in transactions in the ordinary course of business. The Company's strategic alliances are not significant subsidiaries and are accounted for under the equity method of investments. As of December 31, 2017, the Company had accounts receivable and accounts payable balances with these affiliates of $15.6 and $17.8, respectively, which is included trade receivables, less allowances for doubtful accounts and accounts payable, respectively, on the consolidated balance sheets.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

NOTE 25: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents selected unaudited quarterly financial information for the years ended December 31:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2017	2016	2017	2016	2017	2016	2017	2016
Net sales	$1,102.8	$509.6	$1,133.9	$580.0	$1,122.7	$983.3	$1,249.9	$1,243.4
Gross profit	242.5	138.8	237.8	155.1	241.0	197.6	288.4	230.2
Income (loss) from continuing operations, net of tax	(52.2)	20.7	(23.6)	(20.8)	(28.8)	(97.2)	(100.9)	(73.4)
Income from discontinued operations, net of tax	—	147.8	—	0.5	—	(4.6)	—	—
Net income (loss)	(52.2)	168.5	(23.6)	(20.3)	(28.8)	(101.8)	(100.9)	(73.4)
Net income (loss) attributable to noncontrolling interests	6.6	0.3	7.0	0.8	6.6	0.5	7.4	4.4
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(58.8)	$168.2	$(30.6)	$(21.1)	$(35.4)	$(102.3)	$(108.3)	$(77.8)

Basic earnings (loss) per share
Income (loss) from continuing operations, net of tax	$(0.78)	$0.31	$(0.41)	$(0.33)	$(0.47)	$(1.38)	$(1.43)	$(1.04)
Income from discontinued operations, net of tax	—	2.27	—	0.01	—	(0.06)	—	—
Net income (loss) attributable to Diebold Nixdorf, Incorporated (basic)	$(0.78)	$2.58	$(0.41)	$(0.32)	$(0.47)	$(1.44)	$(1.43)	$(1.04)

Diluted earnings (loss) per share
Income (loss) from continuing operations, net of tax	$(0.78)	$0.31	$(0.41)	$(0.33)	$(0.47)	$(1.38)	$(1.43)	$(1.04)
Income from discontinued operations, net of tax	—	2.25	—	0.01	—	(0.06)	—	—
Net income (loss) attributable to Diebold Nixdorf, Incorporated (diluted)	$(0.78)	$2.56	$(0.41)	$(0.32)	$(0.47)	$(1.44)	$(1.43)	$(1.04)

Basic weighted-average shares outstanding	75.3	65.1	75.5	65.2	75.5	70.9	75.5	75.1
Diluted weighted-average shares outstanding	75.3	65.7	75.5	65.2	75.5	70.9	75.5	75.1

During 2017, the Company incurred costs related to integration and restructuring, along with a full year of consolidated results from the Acquisition. The full year incremental results related to the Acquisition resulted in higher net sales and gross profit throughout the year. In addition to these items, income (loss) from continuing operations, net of tax included incremental interest expense related to higher average outstanding balances throughout the year offset by improve pricing, along with the impact of $81.7 from the Tax Act. This was offset by the cost reductions and synergies related to DN2020.

On February 1, 2016, the Company divested of its NA ES business resulting in a pre-tax gain of $239.5 during the first quarter. Income (loss) from continuing operations, net of tax during the second half of 2016 was impacted by increased interest expense and deal-related costs in connection with the Acquisition of $97.2.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

NOTE 26: SUPPLEMENTAL GUARANTOR INFORMATION

The Company issued the 2024 Senior Notes in an offering exempt from the registration requirements of the Securities Act in connection with the Acquisition. The 2024 Senior Notes are and will be guaranteed by certain of the Company's existing and future domestic subsidiaries. The following presents the condensed consolidating financial information separately for:

(i)	Diebold Nixdorf, Incorporated (the Parent Company), the issuer of the guaranteed obligations;

(ii)	Guarantor Subsidiaries, on a combined basis, as specified in the indentures related to the Company's obligations under the 2024 Senior Notes;

(iii)	Non-guarantor subsidiaries, on a combined basis;

(iv)
Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between the Parent Company, the Guarantor Subsidiaries and the Non-guarantor Subsidiaries, (b) eliminate the investments in our subsidiaries, and (c) record consolidating entries; and

(v)	Diebold Nixdorf, Incorporated and Subsidiaries on a consolidated basis.

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
FORM 10-K as of December 31, 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Condensed Consolidating Balance Sheets
As of December 31, 2017

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$58.5	$2.3	$474.4	$—	$535.2
Short-term investments	—	—	81.4	—	81.4
Trade receivables, net	140.7	1.4	688.0	—	830.1
Intercompany receivables	735.7	907.8	2,104.1	(3,747.6)	—
Inventories	167.6	—	569.4	—	737.0
Prepaid expenses	15.7	1.0	49.0	—	65.7
Prepaid income taxes	4.5	15.2	68.8	(15.1)	73.4
Other current assets	15.2	0.8	176.3	(6.7)	185.6
Total current assets	1,137.9	928.5	4,211.4	(3,769.4)	2,508.4
Securities and other investments	96.8	—	—	—	96.8
Property, plant and equipment, net	89.6	2.1	272.8	—	364.5
Deferred income taxes	150.8	8.0	135.0	—	293.8
Finance lease receivables	3.3	1.1	10.0	—	14.4
Goodwill	55.5	—	1,061.6	—	1,117.1
Intangible assets, net	37.5	—	736.3	—	773.8
Investment in subsidiary	2,518.5	—	—	(2,518.5)	—
Other assets	43.9	—	64.0	(26.5)	81.4
Total assets	$4,133.8	$939.7	$6,491.1	$(6,314.4)	$5,250.2

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities
Notes payable	$49.9	$0.3	$16.5	$—	$66.7
Accounts payable	88.1	0.1	474.0	—	562.2
Intercompany payable	1,337.1	192.2	2,218.3	(3,747.6)	—
Deferred revenue	115.8	0.6	321.1	—	437.5
Payroll and other benefits liabilities	26.1	2.2	170.6	—	198.9
Other current liabilities	115.2	2.8	437.9	(21.8)	534.1
Total current liabilities	1,732.2	198.2	3,638.4	(3,769.4)	1,799.4
Long-term debt	1,710.6	0.1	76.4	—	1,787.1
Pensions, post-retirements and other benefits	199.8	—	66.6	—	266.4
Deferred income taxes	10.0	—	277.1	—	287.1
Other long-term liabilities	11.2	—	126.6	(26.5)	111.3
Commitments and contingencies
Redeemable noncontrolling interests	—	—	492.1	—	492.1
Total Diebold Nixdorf, Incorporated shareholders' equity	470.0	741.4	1,777.1	(2,518.5)	470.0
Noncontrolling interests	—	—	36.8	—	36.8
Total liabilities and equity	$4,133.8	$939.7	$6,491.1	$(6,314.4)	$5,250.2

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Condensed Consolidating Balance Sheets
As of December 31, 2016

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$138.9	$2.3	$511.5	$—	$652.7
Short-term investments	—	—	64.1	—	64.1
Trade receivables, net	140.1	—	696.4	(0.6)	835.9
Intercompany receivables	883.0	783.7	497.0	(2,163.7)	—
Inventories	147.9	16.2	573.6	—	737.7
Prepaid expenses	15.0	1.1	44.6	—	60.7
Prepaid income taxes	0.3	25.4	84.9	(25.4)	85.2
Other current assets	5.1	1.6	176.6	—	183.3
Total current assets	1,330.3	830.3	2,648.7	(2,189.7)	2,619.6
Securities and other investments	94.7	—	—	—	94.7
Property, plant and equipment, net	102.9	9.0	275.1	—	387.0
Deferred income taxes	173.7	7.8	128.0	—	309.5
Finance lease receivables	4.8	4.8	15.6	—	25.2
Goodwill	55.5	—	942.8	—	998.3
Intangible assets, net	1.8	13.6	757.5	—	772.9
Investment in subsidiary	2,609.5	—	9.9	(2,619.4)	—
Other assets	7.8	0.1	55.2	—	63.1
Total assets	$4,381.0	$865.6	$4,832.8	$(4,809.1)	$5,270.3

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities
Notes payable	$30.9	$1.3	$74.7	$—	$106.9
Accounts payable	109.1	1.1	450.9	(0.6)	560.5
Intercompany payable	1,421.2	175.9	566.6	(2,163.7)	—
Deferred revenue	122.3	0.7	281.2	—	404.2
Payroll and other benefits liabilities	22.9	1.4	148.2	—	172.5
Other current liabilities	156.1	3.9	445.8	(25.4)	580.4
Total current liabilities	1,862.5	184.3	1,967.4	(2,189.7)	1,824.5
Long-term debt	1,690.5	0.4	0.5	—	1,691.4
Pensions, post-retirements and other benefits	212.6	—	84.6	—	297.2
Deferred income taxes	13.4	—	287.2	—	300.6
Other long-term liabilities	10.6	—	77.1	—	87.7
Commitments and contingencies
Redeemable noncontrolling interests	—	—	44.1	—	44.1
Total Diebold Nixdorf, Incorporated shareholders' equity	591.4	680.9	1,938.5	(2,619.4)	591.4
Noncontrolling interests	—	—	433.4	—	433.4
Total liabilities and equity	$4,381.0	$865.6	$4,832.8	$(4,809.1)	$5,270.3

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2017

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated

Net sales	$1,126.4	$7.4	$3,480.6	$(5.1)	$4,609.3
Cost of sales	898.0	12.3	2,694.4	(5.1)	3,599.6
Gross profit (loss)	228.4	(4.9)	786.2	—	1,009.7
Selling and administrative expense	283.8	10.5	639.4	—	933.7
Research, development and engineering expense	3.1	40.6	111.8	—	155.5
Impairment of assets	3.1	—	—	—	3.1
(Gain) loss on sale of assets, net	0.5	0.4	0.1	—	1.0
	290.5	51.5	751.3	—	1,093.3
Operating profit (loss)	(62.1)	(56.4)	34.9	—	(83.6)
Other income (expense)
Interest income	2.3	0.2	17.8	—	20.3
Interest expense	(108.7)	(0.1)	(8.5)	—	(117.3)
Foreign exchange gain (loss), net	(0.5)	(0.1)	(3.3)	—	(3.9)
Equity in earnings of subsidiaries	(32.8)	—	—	32.8	—
Miscellaneous, net	6.2	7.7	(3.8)	(1.3)	8.8
Income (loss) from continuing operations before taxes	(195.6)	(48.7)	37.1	31.5	(175.7)
Income tax (benefit) expense	37.5	(15.5)	7.8	—	29.8
Net income (loss)	(233.1)	(33.2)	29.3	31.5	(205.5)
Income attributable to noncontrolling interests, net of tax	—	—	27.6	—	27.6
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(233.1)	$(33.2)	$1.7	$31.5	$(233.1)
Comprehensive income (loss)	$(88.1)	$(33.2)	$200.7	$(134.0)	$(54.6)
Less: comprehensive income attributable to noncontrolling interests	—	—	33.5	—	33.5
Comprehensive income (loss) attributable to Diebold Nixdorf, Incorporated	$(88.1)	$(33.2)	$167.2	$(134.0)	$(88.1)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2016

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated

Net sales	$1,119.6	$85.0	$2,194.9	$(83.2)	$3,316.3
Cost of sales	859.4	92.0	1,725.5	(82.3)	2,594.6
Gross profit (loss)	260.2	(7.0)	469.4	(0.9)	721.7
Selling and administrative expense	314.4	11.5	435.3	—	761.2
Research, development and engineering expense	7.9	45.7	56.6	—	110.2
Impairment of assets	—	5.1	4.7	—	9.8
(Gain) loss on sale of assets, net	0.3	(0.1)	0.1	—	0.3
	322.6	62.2	496.7	—	881.5
Operating profit (loss)	(62.4)	(69.2)	(27.3)	(0.9)	(159.8)
Other income (expense)
Interest income	2.5	0.6	18.4	—	21.5
Interest expense	(100.1)	(0.1)	(1.2)	—	(101.4)
Foreign exchange gain (loss), net	(3.5)	(0.1)	1.5	—	(2.1)
Equity in earnings of subsidiaries	(60.0)	—	—	60.0	—
Miscellaneous, net	1.8	7.8	(6.1)	—	3.5
Income (loss) from continuing operations before taxes	(221.7)	(61.0)	(14.7)	59.1	(238.3)
Income tax (benefit) expense	(53.5)	(28.6)	14.5	—	(67.6)
Income (loss) from continuing operations, net of tax	(168.2)	(32.4)	(29.2)	59.1	(170.7)
Income from discontinued operations, net of tax	135.2	—	8.5	—	143.7
Net income (loss)	(33.0)	(32.4)	(20.7)	59.1	(27.0)
Income attributable to noncontrolling interests, net of tax	—	—	6.0	—	6.0
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(33.0)	$(32.4)	$(26.7)	$59.1	$(33.0)
Comprehensive income (loss)	$(56.2)	$(32.4)	$(55.1)	$96.7	$(47.0)
Less: comprehensive income attributable to noncontrolling interests	—	—	9.2	—	9.2
Comprehensive income (loss) attributable to Diebold Nixdorf, Incorporated	$(56.2)	$(32.4)	$(64.3)	$96.7	$(56.2)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2017
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
FORM 10-K as of December 31, 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2017

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
Net cash provided (used) by operating activities	$(43.9)	$(41.6)	$122.6	$—	$37.1

Cash flow from investing activities
Payments for acquisitions, net of cash acquired	—	—	(5.6)	—	(5.6)
Proceeds from maturities of investments	—	—	296.2	—	296.2
Payments for purchases of investments	(14.0)	—	(315.8)	—	(329.8)
Proceeds from divestitures and the sale of assets	4.6	—	16.3	—	20.9
Capital expenditures	(13.0)	(0.1)	(56.3)	—	(69.4)
Increase (decrease) in certain other assets	(43.0)	11.8	(9.9)	—	(41.1)
Capital contributions and loans paid	(114.5)	—	—	114.5	—
Proceeds from intercompany loans	210.7	—	—	(210.7)	—
Net cash provided (used) by investing activities	30.8	11.7	(75.1)	(96.2)	(128.8)

Cash flow from financing activities
Dividends paid	(30.6)	—	—	—	(30.6)
Debt issuance costs	(1.1)	—	—	—	(1.1)
Revolving debt borrowings (repayments), net	—	—	75.0	—	75.0
Other debt borrowings	323.3	—	50.8	—	374.1
Other debt repayments	(354.2)	(1.2)	(103.4)	—	(458.8)
Distribution to noncontrolling interest holders	—	—	(17.6)	—	(17.6)
Issuance of common shares	0.3	—	—	—	0.3
Repurchase of common shares	(5.0)	—	—	—	(5.0)
Capital contributions received and loans incurred	—	67.1	47.4	(114.5)	—
Payments on intercompany loans	—	(36.0)	(174.7)	210.7	—
Net cash provided (used) by financing activities	(67.3)	29.9	(122.5)	96.2	(63.7)
Effect of exchange rate changes on cash	—	—	37.9	—	37.9
Increase (decrease) in cash and cash equivalents	(80.4)	—	(37.1)	—	(117.5)
Cash and cash equivalents at the beginning of the year	138.9	2.3	511.5	—	652.7
Cash and cash equivalents at the end of the period	$58.5	$2.3	$474.4	$—	$535.2

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2016

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
Net cash provided (used) by operating activities	$(146.4)	$(43.2)	$232.1	$(13.8)	$28.7

Cash flow from investing activities
Payments for acquisitions, net of cash acquired	(995.2)	—	110.6	—	(884.6)
Proceeds from maturities of investments	(1.9)	—	226.9	—	225.0
Payments for purchases of investments	—	—	(243.5)	—	(243.5)
Proceeds from divestitures and the sale of assets	—	—	31.3	—	31.3
Capital expenditures	(9.2)	(1.0)	(29.3)	—	(39.5)
Increase in certain other assets	0.5	(6.8)	(21.9)	—	(28.2)
Proceeds from sale of foreign currency option and forward contracts, net	16.2	—	—	—	16.2
Capital contributions and loans paid	(270.2)	—	(1,119.3)	1,389.5	—
Proceeds from intercompany loans	106.4	—	—	(106.4)	—
Net cash provided (used) by investing activities - continuing operations	(1,153.4)	(7.8)	(1,045.2)	1,283.1	(923.3)
Net cash used in investing activities - discontinued operations	361.9	—	—	—	361.9
Net cash provided (used) by investing activities	(791.5)	(7.8)	(1,045.2)	1,283.1	(561.4)

Cash flow from financing activities
Dividends paid	(64.6)	—	(13.8)	13.8	(64.6)
Debt issuance costs	(39.2)	—	—	—	(39.2)
Revolving debt borrowings (repayments), net	(178.0)	—	—	—	(178.0)
Other debt borrowings	1,781.3	—	56.4	—	1,837.7
Other debt repayments	(439.6)	(1.2)	(221.7)	—	(662.5)
Distribution to noncontrolling interest holders	—	—	(10.2)	—	(10.2)
Issuance of common shares	0.3	—	—	—	0.3
Repurchase of common shares	(2.2)	—	—	—	(2.2)
Capital contributions received and loans incurred	—	133.3	1,256.2	(1,389.5)	—
Payments on intercompany loans	—	(86.7)	(19.7)	106.4	—
Net cash provided by (used in) financing activities	1,058.0	45.4	1,047.2	(1,269.3)	881.3
Effect of exchange rate changes on cash	—	—	(8.0)	—	(8.0)
Increase (decrease) in cash and cash equivalents	120.1	(5.6)	226.1	—	340.6
Add: Cash overdraft included in assets held for sale at beginning of year	(1.5)	—	—	—	(1.5)
Less: Cash overdraft included in assets held for sale at end of year	—	—	—	—	—
Cash and cash equivalents at the beginning of the year	20.3	7.9	285.4	—	313.6
Cash and cash equivalents at the end of the period	$138.9	$2.3	$511.5	$—	$652.7

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2017
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2015

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
Net cash provided (used) by operating activities	$1.6	$(26.2)	$97.5	$(35.7)	$37.2

Cash flow from investing activities
Payments for acquisitions, net of cash acquired	—	—	(59.4)	—	(59.4)
Proceeds from maturities of investments	(2.1)	—	178.2	—	176.1
Payments for purchases of investments	—	—	(125.5)	—	(125.5)
Proceeds from divestitures and sale of assets	—	3.5	1.5	—	5.0
Capital expenditures	(34.9)	(5.9)	(11.5)	—	(52.3)
Increase in certain other assets	(6.5)	(6.6)	6.8	—	(6.3)
Capital contributions and loans paid	(205.4)	—	(3.8)	209.2	—
Proceeds from intercompany loans	173.0	—	—	(173.0)	—
Net cash provided (used) by investing activities - continuing operations	(75.9)	(9.0)	(13.7)	36.2	(62.4)
Net cash used in investing activities - discontinued operations	(2.5)	—	—	—	(2.5)
Net cash provided (used) by investing activities	(78.4)	(9.0)	(13.7)	36.2	(64.9)

Cash flow from financing activities
Dividends paid	(75.6)	—	(35.7)	35.7	(75.6)
Debt issuance costs	(6.0)	—	—	—	(6.0)
Revolving debt borrowings (repayments), net	180.8	—	(25.0)	—	155.8
Other debt borrowings	—	—	135.8	—	135.8
Other debt repayments	(14.8)	(0.8)	(153.1)	—	(168.7)
Distribution to noncontrolling interest holders	0.1	—	(0.2)	—	(0.1)
Issuance of common shares	3.5	—	—	—	3.5
Repurchase of common shares	(3.0)	—	—	—	(3.0)
Capital contributions received and loans incurred	—	179.3	29.9	(209.2)	—
Payments on intercompany loans	—	(137.9)	(35.1)	173.0	—
Net cash provided by (used in) financing activities	85.0	40.6	(83.4)	(0.5)	41.7
Effect of exchange rate changes on cash	—	—	(23.9)	—	(23.9)
Increase (decrease) in cash and cash equivalents	8.2	5.4	(23.5)	—	(9.9)
Add: Cash overdraft included in assets held for sale at beginning of year	(4.1)	—	—	—	(4.1)
Less: Cash overdraft included in assets held for sale at end of year	(1.5)	—	—	—	(1.5)
Cash and cash equivalents at the beginning of the year	14.7	2.5	308.9	—	326.1
Cash and cash equivalents at the end of the year	$20.3	$7.9	$285.4	$—	$313.6

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A: CONTROLS AND PROCEDURES
(in millions)

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its co-Chief Executive Officer (co-CEOs) and Chief Financial Officer (CFO), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Company’s co-CEOs and CFO, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures.

Based on that evaluation, the Company’s co-CEOs and CFO concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

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

Under the supervision and with the participation of management, including its co-CEOs and CFO, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control-Integrated Framework (2013 framework)” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2017.

KPMG LLP, the Company's independent registered public accounting firm, has issued an auditor's report on management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. This report is included in Item 8 of this annual report on Form 10-K.

(b)   CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
On August 15, 2016, the Company completed the acquisition of Diebold Nixdorf AG. During 2017, management integrated DIebold Nixdorf AG into the Company's internal control over financial reporting framework.

During the quarter ended December 31, 2017, there have been no other changes in our internal control over financial reporting during the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION
None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors of the Company, including the audit committee and the designated audit committee financial experts, is included in the Company’s proxy statement for the 2018 Annual Meeting of Shareholders (the 2018 Annual Meeting) and is incorporated herein by reference. Information with respect to any material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors is included in the Company’s proxy statement for the 2018 Annual Meeting and is incorporated herein by reference. The following table summarizes information regarding executive officers of the Company as of February 16, 2018:

Name, Age, Title and Year Elected to Present Office	Other Positions Held Last Five Years
Christopher A. Chapman — 43 Interim Co-Chief Executive Officer, Senior Vice President and Chief Financial Officer Year elected: 2014	2011 - Jun 2014: Vice President, Global Finance, 2004- 2011: Vice President, Controller, International Operations
Jürgen Wunram — 59 Interim Co-Chief Executive Officer, Senior Vice President and Chief Operating Officer Year elected: 2016
Aug 2016-Feb 2017: Senior Vice President, Chief Integration Officer and Retail Lead; 2007-Aug 2016: Chief Financial Officer, Chief Operating Officer, and a member of the executive board for Wincor Nixdorf AG

Jonathan B. Leiken — 46 Senior Vice President, Chief Legal Officer and General Counsel Year elected: 2014	2008 - May 2014: Partner, Jones Day (global legal services)
Alan Kerr — 61 Senior Vice President, Software Year elected: 2016	2014-Aug 2016: Executive Vice President, Software Solutions for Diebold, Incorporated; 2008-2012: Executive Vice President, Field Operations for Kofax (business process automation software)
Olaf Heyden — 54 Senior Vice President, Services Year elected: 2016
2013-Aug 2016: Executive Vice President, Software and Services, and a member of the executive board for Wincor Nixdorf AG; 2011-2013: Chief Executive Officer for Freudenberg IT KG (information technology services)

Ulrich Näher — 52 Senior Vice President, Systems Year elected: 2016
Mar 2016-Aug 2016: Executive Vice President of Systems Business and member of the board of directors for Wincor Nixdorf AG; 2015-Mar 2016: Senior Vice President of Research and Development at Wincor Nixdorf AG; 2006-2015: Senior Partner at McKinsey and Company (management and consulting)

There is no family relationship, either by blood, marriage or adoption, between any of the executive officers of the Company.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Information with respect to Section 16(a) beneficial ownership reporting compliance is included in the Company’s proxy statement for the 2018 Annual Meeting and is incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

Information with respect to executive officers' and directors' compensation is included in the Company’s proxy statement for the 2018 Annual Meeting and is incorporated herein by reference. Information with respect to compensation committee interlocks and insider participation and the compensation committee report is included in the Company’s proxy statement for the 2018 Annual Meeting and is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management is included in the Company’s proxy statement for the 2018 Annual Meeting and is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
Stock options	2,294,781	$29.68	N/A
Restricted stock units	1,278,959	N/A	N/A
Performance shares	2,500,734	N/A	N/A
Non-employee director deferred shares	125,800	N/A	N/A
Deferred compensation	815	N/A	N/A
Total equity compensation plans approved by security holders	6,201,089	$29.68	4,800,000

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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions and director independence is included in the Company’s proxy statement for the 2018 Annual Meeting and is incorporated herein by reference.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accountant fees and services is included in the Company’s proxy statement for the 2018 Annual Meeting and is incorporated herein by reference.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Documents filed as a part of this annual report on Form 10-K.

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets at December 31, 2017 and 2016

•	Consolidated Statements of Operations for the Years Ended December 31, 2017, 2016 and 2015

•	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2017, 2016 and 2015

•	Consolidated Statements of Equity for the Years Ended December 31, 2017, 2016 and 2015

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015

•	Notes to Consolidated Financial Statements
(a) 2. Financial statement schedules
All schedules are omitted, as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.
(a) 3. Exhibits

2.1
Business Combination Agreement, dated November 23, 2015, by and among Diebold, Incorporated and Wincor Nixdorf Aktiengesellschaft — incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on November 23, 2015 (Commission File No. 1-4879)

2.2
Asset Purchase Agreement, dated as of October 25, 2015, by and among Diebold, Incorporated, The Diebold Company of Canada, LTD., Securitas Electronic Security, Inc. and 9481176 Canada Inc. — incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on February 4, 2016 (Commission File No. 1-4879)

3.1(i)
Amended and Restated Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.1(i) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (Commission File No. 1-4879)

3.1(ii)
Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (Commission File No. 1-4879)

3.1 (iii)
Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 1-4879)

3.1 (iv)
Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.1(i) to Registrant’s Current Report on Form 8-K filed on December 12, 2016 (Commission File No. 1-4879)

3.1 (v)
Certificate of Amendment to Amended Articles of Incorporation of Diebold Nixdorf, Incorporated — incorporated by reference to Exhibit 3.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 1-4879)

3.2	Amended and Restated Code of Regulations — incorporated by reference to Exhibit 3.1(i) to Registrant’s Current Report on Form 8-K filed on February 17, 2017 (Commission File No. 1-4879)
4.1
Indenture, dated as of April 19, 2016, among Diebold, Incorporated, as issuer, the subsidiaries of Diebold, Incorporated named therein as guarantors and U.S. Bank National Association, as trustee — incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on April 19, 2016 (Commission File No. 1-4879)

*10.1(i)
Form of Amended and Restated Employment Agreement — incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.1(ii)
Form of Amended and Restated Employment Agreement — incorporated by reference to Exhibit 10.1(ii) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 1-4879)

*10.1(iii)	Form of Employee Agreement — incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (Commission File No. 1-4879)
*10.2(i)
Supplemental Employee Retirement Plan I as amended and restated January 1, 2008 — incorporated by reference to Exhibit 10.5(i) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.2(ii)
Supplemental Employee Retirement Plan II as amended and restated July 1, 2002 — incorporated by reference to Exhibit 10.5(ii) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (Commission File No. 1-4879)

*10.2(iii)
Pension Restoration Supplemental Executive Retirement Plan — incorporated by reference to Exhibit 10.5(iii) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.2(iv)
Pension Supplemental Executive Retirement Plan — incorporated by reference to Exhibit 10.5(iv) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.2(v)
401(k) Restoration Supplemental Executive Retirement Plan — incorporated by reference to Exhibit 10.5(v) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.2(vi)
401(k) Supplemental Executive Retirement Plan — incorporated by reference to Exhibit 10.5(vi) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.3(i)
1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992 (Commission File No. 1-4879)

*10.3(ii)
Amendment No. 1 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Commission File No. 1-4879)

*10.3(iii)
Amendment No. 2 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (Commission File No. 1-4879)

*10.3(iv)
Deferred Compensation Plan No. 2 for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7(iv) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.3(v)
First Amendment to Deferred Compensation Plan No. 2 for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (Commission File No. 1-4879)

*10.4(i)
1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 4(a) to Registrant's Registration Statement on Form S-8 filed on May 10, 2001 (Registration No. 333-60578)

*10.4(ii)
Amendment No. 1 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 10.8 (ii) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 1-4879)

*10.4(iii)
Amendment No. 2 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 10.8 (iii) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 1-4879)

*10.4(iv)
Amendment No. 3 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 10.8 (iv) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 1-4879)

*10.4(v)
Amended and Restated 1991 Equity and Performance Incentive Plan as Amended and Restated as of April 13, 2009 — incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 29, 2009 (Commission File No. 1-4879)

*10.4(vi)
Amended and Restated 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 12, 2014 — incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on April 30, 2014 (Commission File No. 1-4879)

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

*10.6(ii)	Deferred Incentive Compensation Plan No. 2 — incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)
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
10.9(i)
Credit Agreement, dated as of November 23, 2015, among Diebold, Incorporated, the subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent — incorporated by reference to Exhibit 10.1 to Registrant’s Amendment No. 1 to Registration Statement on Form S-4/A filed on January 8, 2016 (Registration No. 333-208186)

10.9(ii)
Replacement Facilities Effective Date Amendment, dated as of December 23, 2015, among Diebold, Incorporated, and the subsidiary borrower party thereto, the guarantors party thereto, JPMorgan Chase Bank, N.A, as administrative agent, and the lenders party thereto — incorporated by reference to Exhibit 10.2 to Registrant’s Amendment No. 1 to Registration Statement on Form S-4/A filed on January 8, 2016 (Registration No. 333-208186)

10.9(iii)
Second Amendment to Credit Agreement, dated as of May 6, 2016, among Diebold, Incorporated, the subsidiary borrowers party thereto, the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto — incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 12, 2016 (Commission File No. 1-4879)

10.9(iv)
Third Amendment to Credit Agreement, dated as of August 16, 2016, between Diebold, Incorporated and JPMorgan Chase Bank, N.A., as administrative agent — incorporated by reference to Exhibit 10.34 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-4879)

10.9(v)
Incremental Amendment to Credit Agreement, dated as of May 9, 2017, among Diebold Nixdorf, Incorporated (f/k/a Diebold, Incorporated), the subsidiary borrowers party thereto, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent — incorporated by reference to Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 1-4879)

10.10(i)
Transfer and Administration Agreement, dated as of March 30, 2001, by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association and the financial institutions from time to time parties thereto — incorporated by reference to Exhibit 10.20(i) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (Commission File No. 1-4879)

10.10(ii)
Amendment No. 1 to the Transfer and Administration Agreement, dated as of May 2001, by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association and the financial institutions from time to time parties thereto — incorporated by reference to Exhibit 10.20(ii) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March, 31, 2001 (Commission File No. 1-4879)

*10.11	Form of Non-Qualified Stock Option Agreement — incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on September 21, 2009 (Commission File No. 1-4879)
*10.12	Form of Restricted Share Agreement — incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on September 21, 2009 (Commission File No. 1-4879)
*10.13	Form of RSU Agreement — incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on September 21, 2009 (Commission File No. 1-4879)
*10.14	Form of Performance Share Agreement — incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on September 21, 2009 (Commission File No. 1-4879)
*10.15(i)	Diebold, Incorporated Annual Cash Bonus Plan — incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 16, 2010 (Commission File No. 1-4879)
*10.15(ii)	Diebold, Incorporated Annual Cash Bonus Plan — incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 28, 2015 (Commission File No. 1-4879)
*10.16(i)	Form of Deferred Shares Agreement — incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on September 21, 2009 (Commission File No. 1-4879)
*10.16(ii)	Form of Deferred Shares Agreement (2014) — incorporated by reference to Exhibit 10.17(ii) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (Commission File No. 1-4879)
*10.17(i)
Diebold, Incorporated Senior Leadership Severance Plan (For Tier I, Tier II, and Tier III Executives) — incorporated by reference to Exhibit 10.31 to Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2012 (Commission File No. 1-4879)

*10.17(ii)
Amended and Restated Senior Leadership Severance Plan — incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (Commission File No. 1-4879)

*10.18	CEO Common Shares Award Agreement — incorporated by reference to Exhibit 4.5 to Registrant’s Registration Statement on Form S-8 filed on August 15, 2013 (Registration No. 333-190626)
*10.19	2014 Non-Qualified Stock Purchase Plan — incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 30, 2014 (Commission File No. 1-4879)
*10.20
Form of Long-Term Incentive Deferred Share Agreement (2014) — incorporated by reference to Exhibit 10.22 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (Commission File No. 1-4879)

*10.21	Form of Performance Share Agreement — incorporated by reference to Exhibit 10.27 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 1-4879)
*10.22	Form of Nonqualified Stock Option Agreement — incorporated by reference to Exhibit 10.28 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 1-4879)
*10.23
Form of Restricted Stock Unit Agreement - Cliff Vesting — incorporated by reference to Exhibit 10.29 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 1-4879)

*10.24
Form of Restricted Stock Unit Agreement - Ratable Vesting — incorporated by reference to Exhibit 10.30 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 1-4879)

*10.25	Form of Restricted Share Agreement — incorporated by reference to Exhibit 10.31 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 1-4879)
10.26
Registration Rights Agreement, dated as of April 19, 2016, among Diebold, Incorporated, the subsidiaries of Diebold, Incorporated named therein as guarantors and the initial purchasers listed therein — incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 19, 2016 (Commission File No. 1-4879)

10.27
Domination and Profit and Loss Transfer Agreement, dated September 26, 2016, by and among Diebold Holding Germany Inc. & Co. KGaA and Wincor Nixdorf AG (English translation) — incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on September 29, 2016 (Commission File No. 1-4879)

10.28	Form of Synergy Grant Performance Share Agreement — incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 13, 2017 (Commission File No. 1-4879)
*10.29	Jürgen Wunram service agreement — incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-4879)
*10.30	Offer Letter - Jürgen Wunram — incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 1-4879)
*10.31	Jürgen Wunram Amended Service Agreement — incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 1-4879)
*10.32	Offer Letter - Olaf Heyden — incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 1-4879)
*10.33	Olaf Heyden Amended Service Agreement — incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 1-4879)
*10.34	Offer Letter - Ulrich Näher — incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 1-4879)
*10.35	Ulrich Näher Amended Service Agreement — incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 1-4879)
*10.36	Eckard Heidloff service agreement — incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-4879)
*10.37	Eckard Heidloff severance agreement — incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-4879)
*10.38
Diebold Nixdorf, Incorporated 2017 Equity and Performance Incentive Plan — incorporated by reference to Exhibit 4.6 to Registrant’s Registration Statement on Form S-8 filed on April 26, 2017 (Registration No. 333-217476)

*10.39	Form of Non-Qualified Stock Option Agreement (2017 Plan) — incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 28, 2017 (File No. 1-4879)
*10.40	Form of Restricted Share Agreement (2017 Plan) — incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on April 28, 2017 (File No. 1-4879)
*10.41	Form of Restricted Stock Unit Agreement - Cliff Vest (2017 Plan) — incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on April 28, 2017 (File No. 1-4879)
*10.42	Form of Restricted Stock Unit Agreement - Ratable Vest (2017 Plan) — incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on April 28, 2017 (File No. 1-4879)
*10.43
Form of Restricted Stock Unit Agreement - Non-employee Directors (2017 Plan) — incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on April 28, 2017 (File No. 1-4879)

*10.44	Form of Stock Appreciation Rights Agreement (2017 Plan) — incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed on April 28, 2017 (File No. 1-4879)
*10.45	Form of Performance Shares Agreement (2017 Plan) — incorporated by reference to Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed on April 28, 2017 (File No. 1-4879)
*10.46	Form of Performance Units Agreement (2017 Plan) — incorporated by reference to Exhibit 10.8 to Registrant’s Current Report on Form 8-K filed on April 28, 2017 (File No. 1-4879)
*10.47	Christopher Chapman Service Agreement — incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 1-4879)
10.48	Dr. Jürgen Wunram Amendment to Management Board Member's Service Agreement
10.49	Mr. Olaf Heyden Extension of Management Board Member's Service Agreement
10.50	Dr. Ulrich Näher Amendment to Management Board Member's Service Agreement
10.51	C. Chapman February 16, 2018 Letter Agreement
*10.52
Offer Letter, dated February 21, 2018, by and between Diebold Nixdorf, Incorporated and Gerrard Schmid - incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 21, 2018 (File No. 1-4879)

*10.53
CEO Inducement Award Agreement, dated February 21, 2018, by and between Diebold Nixdorf, Incorporated and Gerrard Schmid - incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on February 21, 2018 (File No. 1-4879)

*10.54
Change in Control Agreement, dated February 21, 2018, by and between Diebold Nixdorf, Incorporated and Gerrard Schmid - incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on February 21, 2018 (File No. 1-4879)

21.1	Subsidiaries of the Registrant as of December 31, 2017
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15(b) of this annual report.

ITEM 16: FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIEBOLD NIXDORF, INCORPORATED
Date: February 28, 2018

By:  /s/ Christopher A. Chapman
Christopher A. Chapman
Co-President of the Office of the Chief Executive

By:  /s/ Juergen Wunram
Juergen Wunram
Co-President of the Office of the Chief Executive

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher A. Chapman	Co-President of the Office of the Chief Executive, Senior Vice President and Chief Financial Officer (Co-Principal Executive Officer, Principal Financial and Accounting Officer)	February 28, 2018
Christopher A. Chapman

/s/ Juergen Wunram	Co-President of the Office of the Chief Executive, Senior Vice President and Chief Operating Officer (Co-Principal Executive Officer)	February 28, 2018
Juergen Wunram

*	Director	February 28, 2018
Patrick W. Allender

*	Director	February 28, 2018
Phillip R. Cox

*	Director	February 28, 2018
Richard L. Crandall

*	Director	February 28, 2018
Alexander Dibelius

*	Director	February 28, 2018
Dieter Duesedau

*	Director	February 28, 2018
Gale S. Fitzgerald

*	Director	February 28, 2018
Gary G. Greenfield

*	Director	February 28, 2018
Robert S. Prather, Jr.

*	Director	February 28, 2018
Rajesh K. Soin

*	Director	February 28, 2018
Henry D.G. Wallace

*	Director	February 28, 2018
Alan J. Weber

*
The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of the Registrant and filed with the Securities and Exchange Commission on behalf of such officers and directors.

Date: February 28, 2018
*By:  /s/ Jonathan B. Leiken
Jonathan B. Leiken
Attorney-in-Fact