Form 10-Q
period 2018-03-31
DIEBOLD NIXDORF, Inc
filed 2018-05-02
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding as of April 26, 2018 was 75,958,013.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Form 10-Q

Part I – Financial Information
Item 1: Financial Statements
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share and per share amounts)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$362.1	$535.2
Short-term investments	24.2	81.4
Trade receivables, less allowances for doubtful accounts of $74.2 and $71.7, respectively	852.2	830.1
Inventories	831.3	737.0
Prepaid expenses	70.1	65.7
Income taxes	67.0	73.4
Other current assets	206.6	185.6
Total current assets	2,413.5	2,508.4
Securities and other investments	97.5	96.8
Property, plant and equipment, net of accumulated depreciation and amortization of $421.3 and $418.8, respectively	365.5	364.5
Goodwill	1,131.8	1,117.1
Deferred income taxes	311.7	293.8
Customer relationships, net	634.6	633.3
Other intangible assets, net	134.0	140.5
Other assets	89.8	95.8
Total assets	$5,178.4	$5,250.2
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities
Notes payable	$76.6	$66.7
Accounts payable	560.5	562.2
Deferred revenue	502.0	437.5
Payroll and other benefits liabilities	175.2	198.9
Other current liabilities	532.9	534.1
Total current liabilities	1,847.2	1,799.4
Long-term debt	1,712.5	1,787.1
Pensions, post-retirement and other benefits	259.8	266.4
Deferred income taxes	285.5	287.1
Other liabilities	100.7	111.3
Commitments and contingencies
Redeemable noncontrolling interests	509.6	492.1
Equity
Diebold Nixdorf, Incorporated shareholders' equity
Preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Common shares, $1.25 par value, 125,000,000 authorized shares, 91,074,945 and 90,524,360 issued shares, 75,955,097 and 75,558,544 outstanding shares, respectively	113.8	113.2
Additional capital	734.5	721.5
Retained earnings	354.0	399.0
Treasury shares, at cost (15,119,848 and 14,965,816 shares, respectively)	(569.9)	(567.4)
Accumulated other comprehensive loss	(205.5)	(196.3)
Total Diebold Nixdorf, Incorporated shareholders' equity	426.9	470.0
Noncontrolling interests	36.2	36.8
Total equity	463.1	506.8
Total liabilities, redeemable noncontrolling interests and equity	$5,178.4	$5,250.2
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)
(in millions, except per share amounts)

	Three Months Ended
	March 31,
	2018	2017
Net sales
Services and software	$711.7	$683.6
Systems	352.5	419.2
	1,064.2	1,102.8
Cost of sales
Services and software	539.2	505.5
Systems	284.1	354.8
	823.3	860.3
Gross profit	240.9	242.5
Selling and administrative expense	227.9	247.0
Research, development and engineering expense	41.7	41.4
Impairment of assets	—	3.1
(Gain) loss on sale of assets, net	(7.7)	(0.4)
	261.9	291.1
Operating profit (loss)	(21.0)	(48.6)
Other income (expense)
Interest income	3.5	6.4
Interest expense	(26.0)	(30.8)
Foreign exchange gain (loss), net	(1.4)	(3.1)
Miscellaneous, net	1.0	1.3
Income (loss) before taxes	(43.9)	(74.8)
Income tax expense (benefit)	19.4	(22.6)
Net income (loss)	(63.3)	(52.2)
Net income attributable to noncontrolling interests	7.6	6.6
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(70.9)	$(58.8)

Basic weighted-average shares outstanding	75.8	75.3
Diluted weighted-average shares outstanding	75.8	75.3

Net income (loss) attributable to Diebold Nixdorf, Incorporated
Basic earnings (loss) per share	$(0.94)	$(0.78)
Diluted earnings (loss) per share	$(0.94)	$(0.78)

Common dividends declared and paid per share	$0.10	$0.10
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in millions)

	Three Months Ended
	March 31,
	2018	2017
Net income (loss)	$(63.3)	$(52.2)
Other comprehensive income (loss), net of tax
Adoption of accounting standards	(29.0)	—
Translation adjustment	18.2	49.3
Foreign currency hedges (net of tax of $1.0 and $1.2, respectively)	(2.8)	(2.2)
Interest rate hedges
Net gain recognized in other comprehensive income (net of tax of $(0.6) and $(0.8), respectively)	2.2	2.0
Reclassification adjustment for amounts recognized in net income	0.4	(0.3)
	2.6	1.7
Pension and other post-retirement benefits
Net actuarial loss amortization (net of tax of $(0.4) and $1.5, respectively)	1.8	(3.9)
Other comprehensive income (loss), net of tax	(9.2)	44.9
Comprehensive income (loss)	(72.5)	(7.3)
Less: comprehensive income attributable to noncontrolling interests	7.6	6.6
Comprehensive income (loss) attributable to Diebold Nixdorf, Incorporated	$(80.1)	$(13.9)
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Three Months Ended
	March 31,
	2018	2017
Cash flow from operating activities
Net income (loss)	$(63.3)	$(52.2)
Adjustments to reconcile net income (loss) to cash flow used by operating activities:
Depreciation and amortization	67.1	58.6
Share-based compensation	13.7	6.8
Gain on sale of assets, net	(7.7)	(0.4)
Impairment of assets	—	3.1
Deferred income taxes	(17.9)	(8.7)
Other	(1.9)	0.8
Changes in certain assets and liabilities, net of the effects of acquisitions
Trade receivables	(17.9)	(36.8)
Inventories	(92.5)	(16.9)
Accounts payable	(3.6)	(22.4)
Prepaid and other current assets	(29.1)	(31.2)
Deferred revenue	60.3	82.0
Warranty liability	(12.9)	(8.5)
Certain other assets and liabilities	(36.6)	(40.5)
Net cash provided (used) by operating activities	(142.3)	(66.3)
Cash flow from investing activities
Capital expenditures	(20.2)	(12.1)
Payment for acquisitions	(5.8)	—
Proceeds from maturities of investments	104.6	84.9
Payments for purchases of investments	(45.5)	(95.1)
Proceeds from sale of assets	9.2	2.0
Increase in certain other assets	(3.2)	(8.7)
Net cash provided (used) by investing activities	39.1	(29.0)
Cash flow from financing activities
Dividends paid	(7.7)	(7.6)
Revolving credit facility (repayments) borrowings, net	(75.0)	20.0
Other debt borrowings	26.0	19.1
Other debt repayments	(31.7)	(84.0)
Distributions and payments to noncontrolling interest holders	(0.5)	(15.7)
Issuance of common shares	—	0.3
Repurchase of common shares	(2.5)	(4.6)
Net cash provided (used) by financing activities	(91.4)	(72.5)
Effect of exchange rate changes on cash and cash equivalents	21.5	5.2
Increase (decrease) in cash and cash equivalents	(173.1)	(162.6)
Cash and cash equivalents at the beginning of the period	535.2	652.7
Cash and cash equivalents at the end of the period	$362.1	$490.1
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2018
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)

Note 1: Basis of Presentation

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

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s annual report on Form 10-K for the year ended December 31, 2017. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may involve risks and uncertainties that could significantly impact expected future results. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of results to be expected for the full year.

The Company has reclassified the presentation of certain prior-year information to conform to the current presentation. The Company included finance lease receivables of $13.3 and $14.4 in other assets as of March 31, 2018 and December 31, 2017, respectively, in the condensed consolidated balance sheets.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Recently Adopted Accounting Guidance

Standards Adopted	Description	Effective Date
Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers
The standard replaced most previously existing revenue recognition guidance in U.S. GAAP and required additional financial statement disclosures. The standard requires revenue to be recognized when the Company expects to be entitled in exchange for the transfer of promised goods or services to customers. The standard was adopted using a modified retrospective approach to open contracts as of the effective date, January 1, 2018. The standard is intended to reduce potential for diversity in practice at initial application and reducing the cost and complexity of applying Topic 606 both at transition and prospectively. As a result of the adoption, the cumulative impact to the Company's retained earnings at January 1, 2018 was $4.6.
January 1, 2018
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

January 1, 2018
ASU 2017-12, Derivatives and Hedging: Target Improvements to Accounting for Hedging Activities
The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. For existing hedges as of the date of the adoption, the Company eliminated a minimal amount of ineffectiveness by means of a cumulative-effect adjustment to accumulated other comprehensive income (AOCI) with a corresponding adjustment to retained earnings. As a result of the standard, $2.6 was included in net sales and $0.1 in cost of sales for the three months ended March 31, 2018.

Early adopted January 1, 2018
ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
The standard allows for reclassification of stranded tax effects on items resulting from the Tax Cuts and Jobs Act (the Tax Act) from AOCI to retained earnings. Tax effects unrelated to the Tax Act are released from AOCI using either the specific identification approach or the portfolio approach based on the nature of the underlying item. As a result of the adoption, during the first quarter of 2018, the Company recorded an adjustment to retained earnings resulting in a increase of $29.0, with a corresponding decrease to AOCI due to the reduction in the corporate tax rate.

Early adopted January 1, 2018
ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
The standard simplifies the measurement of goodwill by eliminating step 2 from the goodwill impairment test. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The adoption of this update did not have an impact on the financial statements of the Company and only simplifies the procedure for the goodwill impairment test.
Early adopted January 1, 2018

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Recently Issued Accounting Guidance

Standards Pending Adoption	Description	Effective/Adoption Date	Anticipated Impact
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

January 1, 2019
The Company is currently evaluating the impact the standard will have on its financial information and related disclosures. The standard requires a modified retrospective transition method with the option to elect a package of practical expedients, which the Company anticipates utilizing and will continue to evaluate. The Company anticipates a material balance sheet gross-up for the right-of-use assets and corresponding liabilities, with no anticipated impact to debt covenants.

ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs pursuant to SEC Staff Accounting Bulleting No. 118
This guidance amends SEC paragraphs in Topic 740, Income Taxes, to reflect SAB 118, which provides guidance for companies that are not able to complete their accounting for the income tax effects of the Tax Act in the period of enactment.

January 1, 2021
This guidance also includes amendments to the XBRL Taxonomy. For public business entities, the amendments in ASU 2018-05 are effective for fiscal years ending after December 15, 2020 and early adoption is permitted. The Company does not expect adoption of this guidance to have a significant impact on our condensed consolidated financial statements.

Note 2: Revenue

Revenue is measured based on a consideration specified in a contract with a customer and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer.

The Company's payment terms vary depending on the individual contracts and are generally fixed fee. The Company recognizes advance payments and billings in excess of revenue recognized as deferred revenue. In certain contracts where services are provided prior to billing, the Company recognizes a contract asset within trade receivables.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.

The Company recognizes shipping and handling fees billed when products are shipped or delivered to a customer and includes such amounts in net sales. Although infrequent, shipping and handling associated with outbound freight after control over a product has transferred to a customer is not a separate performance obligation, rather is accounted for as a fulfillment cost. Third-party freight payments are recorded in cost of sales.

The Company includes a warranty in connection with certain contracts with customers, which are not considered to be separate performance obligations. The Company provides its customers a manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. For additional information on product warranty refer to note 9. The Company also has extended warranty and service contracts available for its customers, which are recognized as separate performance obligations. Revenue is recognized on these contracts ratably as the Company has a stand-ready obligation to provide services when or as needed by the customer. This input method is the most accurate assessment of progress toward completion the Company can apply.

Nature of goods and services

The following is a description of principal activities, separated by reportable operating segments, from which the Company generates its revenue. For more detailed information about reportable operating segments, see note 20.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2018
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

Services may be sold separately or in bundled packages. The typical contract length for service is generally one year and is billed and paid in advance except for installations, among others.

For bundled packages, the Company accounts for individual services separately if they are distinct. A distinct service is separately identifiable from other items in the bundled package if a customer can benefit from it on its own or with other resources that are readily available to the customer. The consideration (including any discounts) is allocated between separate services in a bundle based on their stand-alone selling prices. The stand-alone selling prices are determined based on the prices at which the Company separately sells the services. For items that are not sold separately, the Company estimates stand-alone selling prices using the cost plus expected margin approach. Revenue on service contracts is recognized ratably over time, generally using an input measure, as the customer simultaneously receives and consumes the benefits of the Company’s performance as the services are performed. In some circumstances, when global service supply chain services are not included in a term contract and rather billed as they occur, revenue on these billed work services are recognized at a point in time as transfer of control occurs.

The Company applies the ‘as invoiced’ practical expedient related to performance obligations satisfied over time which permits the Company to recognize revenue in the amount to which it has a right to invoice the customer if that amount corresponds directly with the value to the customer of the Company’s performance completed to date.

Software

The Company provides front-end applications for consumer connection points and back-end platforms that manage channel transactions, operations and integration. These hardware-agnostic software applications facilitate millions of transactions via automated teller machines (ATMs), point of sale (POS) terminals, kiosks and other self-service devices. The Company's platform software is installed within bank and retail data centers to facilitate omnichannel transactions, endpoint monitoring, remote asset management, customer marketing, merchandise management and analytics. These offerings include highly configurable, application program interface (API) enabled software that automates legacy banking and retail transactions across channels.

The Company’s software solution includes its professional services team who provide systems integration, customization, consulting and project management. The Company’s advisory services team collaborates with its customers to help define optimal user experience, improve business processes, refine existing staffing models and deploy technology to meet branch and store automation objectives.

Software licenses and professional services may be sold separately or in bundled packages. Software licenses when bundled with significant professional services, where the service is modifying the intellectual property (IP), is non-distinct from the professional service. The consideration (including any discounts) is allocated between distinct obligations in a bundle based on their stand-alone selling prices. For items that are not sold separately, the Company estimates stand-alone selling prices using the cost plus expected margin approach or in the case of the software license the residual approach may be used. The Company’s software licenses are functional in nature (the IP has significant standalone functionality); as such, the revenue recognition of distinct software license sales is at the point in time that the customer obtains control of the rights granted by the license. Revenue from professional services are recognized over time, because the customer simultaneously receives and consumes the benefits of the Company’s performance as the services are performed. In the case of more significant professional services agreements, when the Company’s performance creates an asset with no alternative use to the Company and the Company has an enforceable right to payment for performance completed to date, revenue is also recognized over time. Generally revenue will be recognized using an input measure, typically cost incurred, in the more significant professional services agreements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Systems

The systems portfolio for banking customers consists of cash recyclers and dispensers, intelligent deposit terminals, teller automation tools and physical security devices. For retail customers, the checkout portfolio includes modular, integrated and mobile POS systems that meet evolving automation and omnichannel requirements of consumers. Supplementing the POS system is a broad range of peripherals, including printers, scales and mobile scanners, as well as the cash management portfolio which offers a wide range of banknote and coin processing systems. Also in the portfolio, the Company provides self-checkout terminals and ordering kiosks which facilitate an efficient and user-friendly purchasing experience. The Company’s hybrid product line can alternate from an attended operator to self-checkout with the press of a button as traffic conditions warrant throughout the business day.

For bundled packages, the Company accounts for individual system products separately if they are distinct - i.e. if a product or service is separately identifiable from other items in the bundled package and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The consideration (including any discounts) is allocated between distinct obligations in a bundle based on their stand-alone selling prices. The stand-alone selling prices are determined based on the prices at which the Company separately sells the products. For items that are not sold separately, the Company estimates stand-alone selling prices using the cost plus expected margin approach. Revenue on systems is recognized at the point in time that the customer obtains control of the system, which could be upon delivery or upon completion of installation services, depending on contract terms.

Disaggregation of revenue

For additional information related to revenue disaggregation by reportable segment, geographical region and solution, refer to note 20. In the following table, revenue is disaggregated by timing of revenue recognition:

	Three Months Ended
	March 31,
Timing of revenue recognition	2018	2017
Products transferred at a point in time	35%	41%
Products and services transferred over time	65%	59%
Net sales	100%	100%

Contract balances

The following table provides 2018 information about receivables and deferred revenue which represent contract liabilities from contracts with customers:

Contract balance information	Trade Receivable	Contract liabilities
Balance at January 1	$830.1	$437.5
Balance at March 31	$852.2	$502.0

Contract assets are minimal for the periods presented. The amount of revenue recognized in 2018 from performance obligations satisfied (or partially satisfied) in previous periods, mainly due to the changes in the estimate of variable consideration and contract modifications was de minimis. There have been $8.8 and $9.8 impairment losses recognized during the three months ended March 31, 2018 and 2017, respectively, related to receivables or contract assets arising from the Company's contracts with customers.

As of January 1, 2018, the Company had $437.5 of unrecognized deferred revenue constituting the remaining performance obligations that are either unsatisfied (or partially unsatisfied). In 2018, the Company recognized revenue of $121.9 related to the Company's deferred revenue balance at January 1, 2018.

Contract assets are the rights to consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditional on something other than the passage of time. Contract assets of the Company primarily relate to the Company's rights to consideration for goods shipped and services provided but not contractually billable at the reporting date.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The contract assets are reclassified into the receivables balance when the rights to receive payment become unconditional. Contract liabilities are recorded for any services billed to customers and not yet recognizable if the contract period has commenced or for the amount collected from customers in advance of the contract period commencing. In addition, contract liabilities are recorded as advanced payments for products and other deliverables that are billed to and collected from customers prior to revenue being recognizable.

Transaction price and variable consideration

The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer, excluding amounts collected on behalf of third parties. This consideration can include fixed and variable amounts and is determined at contract inception and updated each reporting period for any changes in circumstances. The transaction price also considers variable consideration, time value of money and the measurement of any non-cash consideration, all of which are estimated at contract inception and updated at each reporting date for any changes in circumstances.

Transaction price allocated to the remaining performance obligations

As of March 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $2,200. The Company expects to recognize revenue on the remaining performance obligations over the next twelve months. The Company enters into service agreements with cancellable terms after a certain period without penalty. Unsatisfied obligations reflect only the obligation during the initial term. The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

Cost to obtain and cost to fulfill a contract

The Company has minimal cost to obtain or fulfill contracts for customers for the periods presented. The Company pays commissions to the sales force based on multiple factors including but not limited to order entry, revenue recognition and portfolio growth. These incremental commission fees paid to the sales force meet the criteria to be considered a cost to obtain a contract, as they are directly attributable to a contract, incremental and management expects the fees are recoverable. The Company applies the practical expedient and recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. The costs that are not capitalized are included in cost of sales. The costs related to contracts with greater than a one-year term are immaterial and continue to be recognized in cost of sales.

Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of sales. The Company has minimal cost for shipping and handling costs for the periods presented.

Changes in accounting policies

Except for the changes below, the Company has consistently applied the accounting policies to all periods presented in these condensed consolidated financial statements.

The Company adopted Topic 606, Revenue from Contracts with Customers, with a date of initial application of January 1, 2018. As a result, the Company has changed its accounting policy for revenue recognition as detailed below.

The Company applied Topic 606 using the cumulative effect method - i.e. by recognizing the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of equity at January 1, 2018. Therefore, the comparative information has not been adjusted and continues to be reported under Topic 605. The Company applied the practical expedient related to assessment of contract modifications, whereby the Company is essentially allowed to use hindsight when assessing the effect of a modification and accounting for the modified contract as if it existed from the beginning of the original contract.

The details of the significant changes and quantitative impact of the changes are set out below.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Professional service contracts

Previously, the Company recognized revenue for professional services contracts either on a milestone method or completed contract basis. Under Topic 606, the Company recognizes revenue when control transfers to a customer. As professional services can be highly customized for each customer, there is no alternative use for the services. When there is an enforceable right to payment for service completed combined with no alternative use of the services, the services meet criteria for over time revenue recognition. Revenue is recognized as the services are provided and as the customer benefits from the service. Revenue is recognized progressively based on the costs incurred method. When the professional services are not highly customized as in basic software installation services, customers do not take control of the services until they are completed. Therefore, the Company continues to recognize revenue for such contracts when the services are completed and customers formally accept them.

Impacts on financial statements

The following tables summarize the impacts of adopting Topic 606 on the Company’s condensed consolidated financial statements as of and for the period ended March 31, 2018 as if the Company continued to follow its accounting policies under the previous revenue recognition guidance.

	Impact of changes in accounting policy for the three months ended March 31, 2018 (unaudited)
	As Reported	Adjustments	Balances without adoption of Topic 606
Trade receivables, less allowances for doubtful accounts of $74.2 and $71.7, respectively	$852.2	$(3.2)	$849.0
Inventories	$831.3	$11.5	$842.8
Deferred revenue	$502.0	$13.1	$515.1
Deferred income taxes	$285.5	$(0.8)	$284.7
Retained earnings	$354.0	$(4.0)	$350.0

The impact to net sales and cost of sales for the quarter ended March 31, 2018 would have been an increase of $0.9 and a decrease of $0.3, respectively. The impact after tax was $0.8 and was primarily a result of timing of deferred revenue related to Systems and Software for certain amounts being recognized that would have previously been deferred, and certain amounts being deferred that would have previously been recognized.

Note 3: Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per share includes the dilutive effect of potential common shares outstanding. Under the two-class method of computing earnings (loss) per share, non-vested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities. The Company’s participating securities include restricted stock units (RSUs), director deferred shares and shares that were vested but deferred by employees. The Company calculated basic and diluted earnings (loss) per share under both the treasury stock method and the two-class method. For the years presented there were no differences in the earnings (loss) per share amounts calculated under the two methods. Accordingly, the treasury stock method is disclosed below.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table represents amounts used in computing earnings (loss) per share and the effect on the weighted-average number of shares of dilutive potential common shares:

	Three Months Ended
	March 31,
	2018	2017
Numerator
Income (loss) used in basic and diluted earnings (loss) per share
Net income (loss)	$(63.3)	$(52.2)
Net income attributable to noncontrolling interests	7.6	6.6
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(70.9)	$(58.8)
Denominator
Weighted-average number of common shares used in basic earnings (loss) per share	75.8	75.3
Weighted-average number of shares used in diluted earnings (loss) per share (1)	75.8	75.3
Net income (loss) attributable to Diebold Nixdorf, Incorporated
Basic earnings (loss) per share	$(0.94)	$(0.78)
Diluted earnings (loss) per share	$(0.94)	$(0.78)

Anti-dilutive shares
Anti-dilutive shares not used in calculating diluted weighted-average shares	4.3	1.9

(1)
Incremental shares of 0.9 shares for both the three months ended March 31, 2018 and 2017 were excluded from the computation of diluted earnings (loss) per share because their effect is anti-dilutive due to the net loss attributable to Diebold Nixdorf, Incorporated.

In May 2018, the Company announced its decision to reallocate future dividend funds towards debt reduction and other capital resource needs.

Note 4: Share-Based Compensation

The Company’s share-based compensation payments to employees are recognized based on their grant-date fair values during the period in which the employee is required to provide services in exchange for the award. Share-based compensation is primarily recognized as a component of selling and administrative expense. Total share-based compensation expense was $13.7 and $6.8 for the three months ended March 31, 2018 and 2017, respectively.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Options outstanding and exercisable as of March 31, 2018 are included under the Company’s 1991 Equity and Performance Incentive Plan (as Amended and Restated as of February 12, 2014) (the 1991 Plan) and the Company's 2017 Equity and Performance Incentive Plan (the 2017 Plan). In conjunction with the appointment of the Chief Executive Officer on February 21, 2018, the board approved the grant of options, performance share units and RSUs outside of the the 2017 Plan. Changes during the three months ended March 31, 2018 were as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
		(per share)	(in years)
Outstanding at January 1, 2018	2.3	$29.68
Granted	0.5	$17.54
Outstanding at March 31, 2018	2.8	$27.28	8	$—
Options exercisable at March 31, 2018	1.6	$30.81	7	$—
Options vested and expected to vest(2) at March 31, 2018	2.6	$27.47	8	$—

(1)
The aggregate intrinsic value (the difference between the closing price of the Company’s common shares on the last trading day of the first quarter of 2018 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders exercised their options on March 31, 2018. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common shares.

(2)	The options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding non-vested options.

The following table summarizes information on non-vested RSUs and performance shares relating to employees and non-employee directors for the three months ended March 31, 2018:

	Number of Shares	Weighted-Average Grant-Date Fair Value

RSUs:
Non-vested at January 1, 2018	1.3	$27.76
Vested	(0.5)	$28.57
Granted	1.0	$18.32
Non-vested at March 31, 2018	1.8	$21.73
Performance Shares:
Non-vested at January 1, 2018	2.5	$31.77
Forfeited	(0.4)	$30.79
Vested	(0.2)	$32.38
Granted	1.6	$22.62
Non-vested at March 31, 2018	3.5	$26.93

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

As of March 31, 2018, there were 0.1 non-employee director deferred shares vested and outstanding.

On April 25, 2018, the Company's shareholders approved amendments to the 2017 Plan, which provide for an additional 1.2  common shares available for grant. The 2017 Plan is expected to attract and retain directors, officers and employees of the Company by providing incentives and rewards for performance.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 5: Income Taxes

The effective tax rate on the net loss was (44.2) percent three months ended March 31, 2018. The tax expense on the loss is due primarily from impacts of the Tax Act, more specifically, impacts related to the global intangible low-taxed income (GILTI) on the estimated annual tax rate. The effective tax rate could vary in future periods based on the Company's earnings before taxes and clarifications around the Tax Act.

The effective tax rate on the net loss was 30.2 percent for the three months ended 2017. Companies are required to apply their estimated annual tax rate on a year-to-date basis in each interim period. Companies should not apply the estimated annual tax rate to interim financial results if the estimated annual tax rate is not reliably predictable. In this situation, the interim tax rate should be based on the actual year-to-date results. As of March 31, 2017, the Company was not able to reasonably estimate the annual effective tax rate for the year ending December 31, 2017, because small fluctuations in the Company's earnings before taxes could have resulted in a material change in the estimated annual tax rate. For this reason, the Company did not believe the estimated annual tax rate would provide a reliable estimate and as a result, the Company computed the interim tax rate based on the actual year-to-date results. The effective tax rate for the three months ended March 31, 2017 was primarily a result of the jurisdictional income (loss) mix and varying statutory rates in the Company's global footprint.

Note 6: Inventories

Major classes of inventories are summarized as follows:

	March 31, 2018	December 31, 2017
Finished goods	$368.1	$301.9
Service parts	283.8	270.6
Raw materials and work in process	179.4	164.5
Total inventories	$831.3	$737.0

Note 7: Investments

The Company’s investments, primarily in Brazil, consist of certificates of deposit that are classified as available-for-sale and stated at fair value based upon quoted market prices. Unrealized gains and losses are recorded in AOCI. Realized gains and losses are recognized in investment income and are determined using the specific identification method. There were no realized gains from the sale of securities or proceeds from the sale of available-for-sale securities for the three months ended March 31, 2018 and 2017.

The Company’s investments subject to fair value measurement consist of the following:

	Cost Basis	Unrealized Gain	Fair Value
As of March 31, 2018
Short-term investments
Certificates of deposit	$24.2	$—	$24.2
Long-term investments
Assets held in a rabbi trust	$8.3	$0.9	$9.2

As of December 31, 2017
Short-term investments
Certificates of deposit	$81.4	$—	$81.4
Long-term investments
Assets held in a rabbi trust	$8.3	$1.1	$9.4

The Company has certain strategic alliances that are not consolidated. The Company tests these strategic alliances annually, individually and in aggregate, to determine materiality. The Company owns 40.0 percent of Inspur (Suzhou) Financial Technology Service Co. Ltd. (Inspur JV) and 43.6 percent of Aisino-Wincor Retail & Banking Systems (Shanghai) Co., Ltd. (Aisino JV). The Company engages in transactions in the ordinary course of business with its strategic alliances. The Company's strategic alliances are not significant subsidiaries and are accounted for under the equity method of investments. As of March 31, 2018 and December

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

31, 2017, the Company had accounts receivable with these affiliates of $13.0 and $15.6, respectively, which are included in trade receivables, less allowances for doubtful accounts on the condensed consolidated balance sheets. As of March 31, 2018 and December 31, 2017, the Company had accounts payable balances with these affiliates of $26.1 and $17.8, respectively, which are included in accounts payables on the condensed consolidated balance sheets.

In May 2017, the Company announced a strategic partnership with Kony, a leading enterprise mobility and application company, to offer white label mobile application solutions for financial institutions and retailers. The Company acquired a minority equity stake in Kony, which is accounted for using the cost method of accounting. As of March 31, 2018, the Company's carrying value in Kony was $14.0 and the fair value was not estimated as there were no events or changes in circumstances in the investment.

Securities and other investments also includes a cash surrender value of insurance contracts of $78.8 and $79.8 as of March 31, 2018 and December 31, 2017, respectively. In addition, it includes an interest rate swap asset carrying value of $9.5 and $7.6 as of March 31, 2018 and December 31, 2017, respectively, which also represents fair value (refer to note 18).

The Company has finance lease receivables of $13.3 and $14.4 in other assets as of March 31, 2018 and December 31, 2017, respectively, in the condensed consolidated balance sheets.

There were no significant changes in provision for credit losses, recoveries and write-offs during the three months ended March 31, 2018 and 2017. As of March 31, 2018, finance leases and notes receivable individually evaluated for impairment were $32.4 and $15.0, respectively, with no provision recorded. As of March 31, 2017, finance leases and notes receivable individually evaluated for impairment were $56.9 and $18.6, respectively.

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

As of March 31, 2018 and December 31, 2017, the recorded investment in past due financing receivables on nonaccrual status was $0.3 and $0.6, respectively, and there were no recorded investments in finance receivables past due 90 days or more and still accruing interest. The recorded investment in impaired notes receivable was $4.1 as of March 31, 2018 and December 31, 2017 and was fully reserved and as of March 31, 2018 are all greater than 89 days past due.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 8: Goodwill and Other Assets

As of March 31, 2018, the Company’s three reportable operating segments are Services, Software and Systems. The Company has allocated goodwill to its Services, Software and Systems reportable operating segments. The changes in carrying amounts of goodwill within the Company's segments are summarized as follows:

	Services	Software	Systems	Total
Goodwill	$890.0	$224.9	$174.1	$1,289.0
Accumulated impairment losses	(290.7)	—	—	(290.7)
Balance at January 1, 2017	$599.3	$224.9	$174.1	$998.3
Goodwill acquired	5.6	—	—	5.6
Goodwill adjustment	(1.1)	(1.0)	(0.8)	(2.9)
Currency translation adjustment	62.7	30.1	23.3	116.1
Goodwill	$957.2	$254.0	$196.6	$1,407.8
Accumulated impairment losses	(290.7)	—	—	(290.7)
Balance at December 31, 2017	$666.5	$254.0	$196.6	$1,117.1
Currency translation adjustment	7.1	4.3	3.3	14.7
Goodwill	$964.3	$258.3	$199.9	$1,422.5
Accumulated impairment losses	(290.7)	—	—	(290.7)
Balance at March 31, 2018	$673.6	$258.3	$199.9	$1,131.8

In 2018, the Company acquired the remaining portion of the noncontrolling interest in its China operations for $5.8 for which no goodwill was recorded. In 2017, the $5.6 acquired goodwill from Moxx Group B.V. (Moxx) and Visio Objekt GmbH (Visio) primarily relates to anticipated synergies achieved through increased scale and higher utilization of the service organization.

The Company has identified nine reporting units, which are summarized below:

Geographic Regions	Services	Software	Systems
Europe, Middle East and Africa (EMEA)	EMEA Services	EMEA Software	EMEA Systems
Americas	Americas Services	Americas Software	Americas Systems
Asia Pacific (AP)	AP Services	AP Software	AP Systems

In 2017, the Company recorded impairments totaling $3.1 related to information technology (IT) transformation and integration activities. There have been no impairment indicators identified during the three months ended March 31, 2018.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following summarizes information on intangible assets by major category:

		March 31, 2018			December 31, 2017
	Weighted-average remaining useful lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships, net	7.4 years	$766.4	$(131.8)	$634.6	$741.5	$(108.2)	$633.3

Internally-developed software	2.3 years	201.5	(107.7)	93.8	192.9	(99.8)	93.1
Development costs non-software	1.3 years	56.3	(39.1)	17.2	55.3	(35.1)	20.2
Other intangibles	1.4 years	78.6	(55.6)	23.0	84.5	(57.3)	27.2
Other intangible assets, net		336.4	(202.4)	134.0	332.7	(192.2)	140.5
Total		$1,102.8	$(334.2)	$768.6	$1,074.2	$(300.4)	$773.8

Amortization expense on capitalized software of $8.8 and $9.6 was included in service and software cost of sales for the three months ended March 31, 2018 and 2017, respectively. The Company's total amortization expense, including deferred financing costs, was $39.9 and $39.4 for the three months ended March 31, 2018 and 2017, respectively.

Note 9: Guarantees and Product Warranties

The Company provides its global operations guarantees and standby letters of credit through various financial institutions for suppliers, customers, regulatory agencies and insurance providers. If the Company is not able to make payments or fulfill contractual obligations, the suppliers, customers, regulatory agencies and insurance providers may draw on the pertinent bank. At March 31, 2018, the maximum future payment obligations related to these various guarantees totaled $182.0, of which $28.0 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2017, the maximum future payment obligations relative to these various guarantees totaled $195.1, of which $28.0 represented standby letters of credit to insurance providers, and no associated liability was recorded.

The Company provides its customers a manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts. The decrease in the liability was primarily due to warranties expiring in Brazil.

Changes in the Company’s warranty liability balance are illustrated in the following table:

	2018	2017
Balance at January 1	$76.7	$101.6
Current period accruals	7.5	7.1
Current period settlements	(19.0)	(12.8)
Currency translation adjustment	1.5	0.8
Balance at March 31	$66.7	$96.7

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 10: Restructuring

The following table summarizes the impact of the Company’s restructuring charges on the condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2018	2017
Cost of sales – services and software	$2.0	$3.0
Cost of sales – systems	0.6	0.6
Selling and administrative expense	1.3	8.4
Research, development and engineering expense	—	0.9
Total	$3.9	$12.9

The following table summarizes the Company’s type of restructuring charges by reportable operating segment:

	Three Months Ended
	March 31,
	2018	2017
Severance
Services	$1.7	$4.7
Software	0.5	0.1
Systems	0.9	1.8
Corporate	0.8	6.3
Total severance	$3.9	$12.9

DN2020 Plan

During 2016, the Company launched a multi-year integration and transformation program, known as DN2020. The DN2020 plan focuses on the utilization of cost efficiencies and synergy opportunities that result from the transformational acquisition of Wincor Nixdorf AG (Diebold Nixdorf AG), which aligns employee activities with the Company's goal of delivering cost reductions of approximately $240 by the year 2020. The Company incurred restructuring charges of $3.8 and $12.9 for the three months ended March 31, 2018 and 2017, respectively, related to DN2020. The Company anticipates additional restructuring costs of approximately $50 primarily related to severance anticipated for completion of the Company's integration and transformation plans throughout the three lines of business to be incurred through the end of DN2020.

Delta Program

At the beginning of the 2015, Diebold Nixdorf AG initiated the Delta Program related to restructuring and realignment. As part of a change process that has spanned several years, the Delta Program is designed to hasten the expansion of software and professional services operations and to further enhance profitability in the services business. This program includes expansion in the high-end fields of managed services and outsourcing. It also involves capacity adjustments on the hardware side, enabling the Company to respond more effectively to market volatility while maintaining its abilities with innovation. There were no charges during the periods presented. As of the date of the acquisition of Diebold Nixdorf AG, the restructuring accrual balance acquired was $45.5 and consisted of severance activities. During the third quarter of 2017, the Company recorded a measurement period adjustment of $8.2 to the acquired restructuring accrual resulting in a final fair value of $37.3. As of March 31, 2018, the Company does not anticipate additional restructuring costs to be incurred through the end of the plan.

Strategic Alliance Plan

During 2016, the Company entered into a strategic alliance plan with the Inspur Group, a Chinese cloud computing and data center company, to develop, manufacture and distribute banking solutions in China. The Company incurred $0.1 restructuring charges during the three months ended March 31, 2018 related to this plan. There were no charges during 2017. The Company anticipates minimal additional restructuring costs to be incurred through the end of the plan.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table summarizes the Company's cumulative total restructuring costs by plan as of March 31, 2018:

	DN2020 Plan	Delta Program	Strategic Alliance	Total

Services	$54.5	$0.1	$3.1	$57.7
Software	8.5	1.8	0.5	10.8
Systems	21.9	—	4.6	26.5
Corporate	8.7	1.3	—	10.0
Total	$93.6	$3.2	$8.2	$105.0

The following table summarizes the Company’s restructuring accrual balances and related activity for the three months ended March 31:

	2018	2017
Balance at January 1	$54.0	$89.9
Liabilities incurred	3.9	12.9
Liabilities paid/settled	(10.2)	(27.2)
Balance at March 31	$47.7	$75.6

Note 11: Debt

Outstanding debt balances were as follows:

	March 31, 2018	December 31, 2017
Notes payable
Uncommitted lines of credit	$19.3	$16.2
Term Loan A Facility	24.4	23.0
Delayed Draw Term Loan A Facility	18.8	17.2
Term Loan B Facility - USD	4.8	4.8
Term Loan B Facility - Euro	5.1	5.0
Other	4.2	0.5
	$76.6	$66.7
Long-term debt
Revolving Facility	$—	$75.0
Term Loan A Facility	171.1	178.3
Delayed Draw Term Loan A Facility	221.9	226.6
Term Loan B Facility - USD	465.5	466.7
Term Loan B Facility - Euro	501.2	489.5
2024 Senior Notes	400.0	400.0
Other	0.7	1.4
	1,760.4	1,837.5
Long-term deferred financing fees	(47.9)	(50.4)
	$1,712.5	$1,787.1

As of March 31, 2018, the Company had various international short-term uncommitted lines of credit with borrowing limits of $213.2. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of March 31, 2018 and December 31, 2017 was 9.16 percent and 9.17 percent, respectively, and primarily relate to short-term uncommitted lines of credit in India. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at March 31, 2018 was $193.9.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The cash flows related to debt borrowings and repayments were as follows:

	Three Months Ended
	March 31,
	2018	2017
Revolving credit facility (repayments) borrowings, net	$(75.0)	$20.0

Other debt borrowings
International short-term uncommitted lines of credit borrowings	$26.0	$19.1

Other debt repayments
Payments on Term Loan A Facility under the Credit Agreement	$(5.8)	$(4.3)
Payments on Delayed Draw Term Loan A Facility under the Credit Agreement	(3.1)	—
Payments on Term Loan B Facility - USD under the Credit Agreement	(1.2)	(2.5)
Payments on Term Loan B Facility - Euro under the Credit Agreement	(1.3)	(1.0)
Payments on European Investment Bank	—	(63.1)
International short-term uncommitted lines of credit and other repayments	(20.3)	(13.1)
	$(31.7)	$(84.0)

The Company has a revolving and term loan credit agreement (the Credit Agreement), with a revolving facility of up to $520.0 (Revolving Facility) and an unsecured term loan A facility (the Term Loan A Facility) in the amount of up to $230.0. On December 23, 2020, the Term Loan A Facility will mature and the Revolving Facility will automatically terminate. The weighted-average interest rate on outstanding Revolving Facility borrowings as of December 31, 2017 was 3.63 percent, which is variable based on the London Interbank Offered Rate (LIBOR). The amount available under the revolving facility as of March 31, 2018 was $520.0.

The Company has $400.0 aggregate principal amount of senior notes due 2024 (the 2024 Senior Notes) which are and will be guaranteed by certain of the Company’s existing and future domestic subsidiaries and expire in April 2024.

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

The Incremental Amendment also renewed the repricing premium of 1.00 percent in relation to the Term Loan B Facility, removed the requirement to prepay the Repriced Dollar Term Loan and the repriced Euro Term Loan upon any asset sale or casualty event if the Company is below a Total Net Leverage Ratio of 2.5:1.0 on a pro forma basis for such asset sale or casualty event and provides additional restricted payments and investment carveouts in regards to certain assets acquired. All other material provisions under the Credit Agreement were unchanged.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

On April 17, 2018, the Company entered into an amendment to its Credit Agreement which modified its calculation of total net debt and its maximum allowable total net debt to the trailing twelve month's adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) leverage ratio (Leverage Ratio). The Credit Agreement financial covenant ratios at March 31, 2018 are as follows:

•	a maximum leverage ratio of 4.25 to 1.00 as of March 31, 2018 (increasing to 4.75 on June 30, 2018, reducing to 4.50 on December 31, 2018, and then further reduced to 4.25 on December 31, 2019); and

•	a minimum adjusted EBITDA to net interest expense coverage ratio (Coverage Ratio) of not less than 3.00 to 1.00

Below is a summary of financing and replacement facilities information:

Financing and Replacement Facilities	Interest Rate Index and Margin	Maturity/Termination Dates	Initial Term (Years)
Credit Agreement facilities
Revolving Facility	LIBOR + 1.75%	December 2020	5
Term Loan A Facility	LIBOR + 1.75%	December 2020	5
Delayed Draw Term Loan A Facility	LIBOR + 1.75%	December 2020	5
Term Loan B Facility - USD	LIBOR(i) + 2.75%	November 2023	7.5
Term Loan B Facility - Euro	EURIBOR(ii) + 3.00%	November 2023	7.5
2024 Senior Notes	8.5%	April 2024	8

(i)	LIBOR with a floor of 0.0%.

(ii)	EURIBOR with a floor of 0.0%.

The debt facilities under the Credit Agreement are secured by substantially all assets of the Company and its domestic subsidiaries that are borrowers or guarantors under the Credit Agreement, subject to certain exceptions and permitted liens.

The Company's financing agreements contain various financial covenants, including net debt to capitalization, net debt to EBITDA and net interest coverage ratio. As of March 31, 2018, the Company was in compliance with the financial and other covenants in its debt agreements.

Note 12: Redeemable Noncontrolling Interests

Changes in the Company's redeemable noncontrolling interests balance are illustrated in the following table:

	2018	2017
Balance at January 1	$492.1	$44.1
Other comprehensive income	—	(18.6)
Redemption value adjustment	17.5	39.4
Redemption of shares	—	(1.7)
Reclassification of noncontrolling interest	—	386.7
Balance at March 31	$509.6	$449.9

The Domination and Profit and Loss Transfer Agreement between Diebold Holding Germany Inc. & Co. KGaA (Diebold KGaA), a wholly-owned subsidiary of the Company and Diebold Nixdorf AG (the DPLTA) became effective by entry in the commercial register at the local court of Paderborn (Germany) on February 14, 2017. At which time, the carrying value of the noncontrolling interest related to the Diebold Nixdorf AG ordinary shares the Company did not acquire of $386.7 and was reclassified to redeemable noncontrolling interest during the first quarter of 2017. For the period of time that the DPLTA is effective, the noncontrolling interest related to the Diebold Nixdorf AG ordinary shares the Company did not acquire will remain in redeemable noncontrolling interest and presented outside of equity in the condensed consolidated balance sheets of the Company. As of March 31, 2018 and December 31, 2017, the balance related to the redeemable noncontrolling interest related to the Diebold Nixdorf AG ordinary shares the Company did not acquire was $466.7 and $454.6, respectively. The change in the balance is related to the euro strengthening.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The DPLTA offers the Diebold Nixdorf AG minority shareholders, at their election, (i) the ability to put their Diebold Nixdorf AG ordinary shares to Diebold KGaA in exchange for cash compensation of €55.02 per Diebold Nixdorf AG ordinary share or (ii) to remain Diebold Nixdorf AG minority shareholders and receive a recurring compensation in cash of €3.13 (€2.82 net under the current taxation regime) per Diebold Nixdorf AG ordinary share for each full fiscal year of Diebold Nixdorf AG. The redemption value adjustment includes the updated cash compensation pursuant to the DPLTA. The Company paid $1.7 during the first quarter of 2017, along with a minimal impact in 2018, in cash compensation to redeem Diebold Nixdorf AG ordinary shares in connection with the DPLTA. The ultimate timing and amount of any future cash payments related to the DPLTA are uncertain.

The remaining balance relates to certain noncontrolling interests with redemption features, that include put rights that are not within the control of the issuer, which are considered redeemable noncontrolling interests. The redeemable noncontrolling interests were recorded at fair value as by applying the income approach using unobservable inputs for projected cash flows, including but not limited, to net sales and operating profit, and a discount rate, which are considered Level 3 inputs. The results of operations for these redeemable noncontrolling interests were not significant. The ultimate amount and timing of any future cash payments related to the put rights are uncertain.

Note 13: Equity

The following table presents changes in shareholders' equity attributable to Diebold Nixdorf, Incorporated and the noncontrolling interests:

	Three Months Ended
	March 31,
	2018	2017
Diebold Nixdorf, Incorporated shareholders' equity
Balance at beginning of period	$470.0	$591.4
Comprehensive income (loss) attributable to Diebold Nixdorf, Incorporated	(80.1)	(13.9)
Common shares	0.6	0.6
Additional capital (1)	13.0	(32.8)
Treasury shares	(2.5)	(4.6)
Dividends paid	(7.7)	(7.6)
Adoption of accounting standards	33.6	—
Balance at end of period	$426.9	$533.1

Noncontrolling interests
Balance at beginning of period	$36.8	$433.4
Comprehensive income attributable to noncontrolling interests, net	7.6	6.6
Reclassification to redeemable noncontrolling interest	—	(386.7)
Reclassification of guaranteed dividend to accrued liabilities	(4.4)	(5.7)
Distributions to noncontrolling interest holders	(0.5)	(12.8)
Sale of minority interest	(3.3)	—
Balance at end of period	$36.2	$34.8

(1)	The decrease for the three months ended March 31, 2017 is primarily attributable to the redemption value adjustment to the redeemable noncontrolling interest.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 14: Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the three months ended March 31, 2018:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2018	$(116.8)	$(5.1)	$8.1	$(82.6)	$0.1	$(196.3)
Adoption of accounting standards (1)	(9.1)	(1.0)	1.3	(20.2)	—	(29.0)
Other comprehensive income (loss) before reclassifications	18.2	(2.8)	2.2	—	—	17.6
Amounts reclassified from AOCI	—	—	0.4	1.8	—	2.2
Net current-period other comprehensive income (loss)	9.1	(3.8)	3.9	(18.4)	—	(9.2)
Balance at March 31, 2018	$(107.7)	$(8.9)	$12.0	$(101.0)	$0.1	$(205.5)
(1) Stranded tax effects reclassified from AOCI to retained earnings from the adoption of ASU 2018-02

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the three months ended March 31, 2017:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2017	$(251.2)	$(5.7)	$4.6	$(89.3)	$0.3	$(341.3)
Other comprehensive income (loss) before reclassifications	49.3	(2.2)	2.0	—	—	49.1
Amounts reclassified from AOCI	—	—	(0.3)	(3.9)	—	(4.2)
Net current-period other comprehensive income (loss)	49.3	(2.2)	1.7	(3.9)	—	44.9
Balance at March 31, 2017	$(201.9)	$(7.9)	$6.3	$(93.2)	$0.3	$(296.4)

The following table summarizes the details about amounts reclassified from AOCI:

	Three Months Ended		Affected Line Item in the Statement of Operations
	2018	2017
Interest rate hedges	$0.4	$(0.3)	Interest expense
Pension and post-retirement benefits:
Net actuarial loss amortization (net of tax of $(0.4) and $1.5, respectively)	1.8	(3.9)	(1)
Total reclassifications for the period	$2.2	$(4.2)

(1)	Pension and other post-retirement benefits AOCI components are included in the computation of net periodic benefit cost (refer to note 16).

Note 15: Acquisitions and Divestitures

In the first quarter of 2018, the Company acquired the remaining portion of it's noncontrolling interest in its China operations for $5.8 in the aggregate.

During 2017, the Company acquired all the capital stock of Moxx and certain assets and liabilities of Visio for $5.6 in the aggregate, net of cash acquired, which are included in the Services the line of business (LOB). During the third quarter of 2017, the Company acquired Moxx, which is a Netherlands based managed services company that provides managed mobility solutions for enterprises that use a large number of mobile assets in their business operations. In the second quarter of 2017, the Company acquired Visio, which is a design company based in Germany.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

During 2017, the Company divested its legacy Diebold business in the U.K. to Cennox Group for $5.0, fulfilling the requirements previously set forth by the U.K. Competition and Markets Authority (CMA). The divestiture closed on June 30, 2017. As part of the Company's routine efforts to evaluate its business operations, during 2017, the Company divested its electronic security (ES) businesses located in Mexico and Chile in the second and third quarters of 2017, respectively. The Company recorded a pre-tax gain of $2.2 related to these transactions. The combined net sales of the divestitures represented less than one percent of total net sales of the Company for 2017.

Note 16: Benefit Plans

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

The Company has non-qualified pension plans to provide supplemental retirement benefits to certain officers, which were also frozen since December 2013. Benefits are payable at retirement based upon a percentage of the participant’s compensation, as defined. In addition to providing retirement benefits, the Company provides post-retirement healthcare and life insurance benefits (referred to as other benefits) for certain retired employees. Retired eligible employees in the U.S. may be entitled to these benefits based upon years of service with the Company, age at retirement and collective bargaining agreements. There are no plan assets and the Company funds the benefits as the claims are paid. The post-retirement benefit obligation was determined by application of the terms of medical and life insurance plans together with relevant actuarial assumptions and healthcare cost trend rates.

The Company also has defined benefit plans in Germany and Switzerland, among others. In Germany, post-employment benefit plans are set up as employer funded pension plans and deferred compensation plans. The employer funded pension commitments in Germany are based upon direct performance-related commitments in terms of defined contribution plans. Each beneficiary receives, depending on individual pay-scale grouping, contractual classification or income level, different yearly contributions. The contribution is multiplied by an age factor appropriate to the respective pension plan and credited to the individual retirement account of the employee. The retirement accounts may be used up at retirement by either a one-time lump-sum payout or payments of up to ten years. Insured events include disability, death and reaching of retirement age. In Switzerland, the post-employment benefit plan is required due to statutory provisions. The employees receive their pension payments as a function of contributions paid, a fixed interest rate and annuity factors. Insured events are disability, death and reaching of retirement age.

The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans and other benefits for the three months ended March 31:

	Pension Benefits
	U.S.Plans		Non-U.S. Plans		Other Benefits
	2018	2017	2018	2017	2018	2017
Components of net periodic benefit cost
Service cost	$1.0	$1.0	$2.8	$2.6	$—	$—
Interest cost	5.2	5.7	1.6	2.2	0.1	0.1
Expected return on plan assets	(6.2)	(6.5)	(2.7)	(2.1)	—	—
Recognized net actuarial loss	1.6	1.5	(0.2)	(0.1)	—	—
Net periodic pension benefit cost	$1.6	$1.7	$1.5	$2.6	$0.1	$0.1

Contributions

There have been no significant changes to the expected 2018 plan year contribution amounts previously disclosed. For the three months ended March 31, 2018 and 2017, contributions of $22.6 and $6.9, respectively, were made to the qualified and non-qualified pension plans.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2018
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

The Company uses derivatives to mitigate the economic consequences associated with fluctuations in currencies and interest rates. The following table summarizes the gain (loss) recognized on derivative instruments:

Derivative instrument	Classification on condensed consolidated statements of operations	Three Months Ended
		March 31,
		2018	2017
Non-designated hedges and interest rate swaps	Interest expense	$(0.3)	$(1.2)
Foreign exchange forward contracts and cash flow hedges	Net sales	2.6	—
Foreign exchange forward contracts and cash flow hedges	Cost of sales	(0.1)	—
Foreign exchange forward contracts and cash flow hedges	Foreign exchange gain (loss), net	(0.2)	(0.8)
Total		$2.0	$(2.0)

As a result of the adoption of ASU 2017-12, $2.6 was included in net sales and $0.1 in cost of sales for the three months ended March 31, 2018 which would have been included in foreign exchange gain (loss), net in the prior period.

Foreign Exchange

Net Investment Hedges The Company has international subsidiaries with net balance sheet positions that generate cumulative translation adjustments within AOCI. The Company uses derivatives to manage potential changes in value of its net investments. The Company uses the forward-to-forward method for its quarterly measurement of ineffectiveness assessments of hedge effectiveness. No ineffectiveness results if the notional amount of the derivative matches the portion of the net investment designated as being hedged because the Company uses derivative instruments with underlying exchange rates consistent with its functional currency and the functional currency of the hedged net investment. Changes in value that are deemed effective are accumulated in AOCI where they will remain until they are reclassified to income together with the gain or loss on the entire investment upon substantial liquidation of the subsidiary. The fair value of the Company’s net investment hedge contracts were $(0.1) and $2.0 as of March 31, 2018 and December 31, 2017, respectively. The net loss recognized in AOCI on net investment hedge derivative instruments $0.9 and $3.0 in the three months ended March 31, 2018 and 2017, respectively.

On August 15, 2016, the Company designated its €350.0 euro-denominated Term Loan B Facility as a net investment hedge of its investments in certain subsidiaries that use the euro as their functional currency in order to reduce volatility in stockholders' equity caused by the changes in foreign currency exchange rates of the euro with respect to the U.S. dollar. Effectiveness is assessed at least quarterly by confirming that the respective designated net investments' net equity balances at the beginning of any period collectively continues to equal or exceed the balance outstanding on the Company's euro-denominated term loan. Changes in value that are deemed effective are accumulated in AOCI. When the respective net investments are sold or substantially liquidated, the balance of the cumulative translation adjustment in AOCI will be reclassified into earnings. The net loss recognized in AOCI on net investment hedge foreign currency borrowings was $5.8 and $6.1 for the three months ended March 31, 2018 and 2017, respectively. On March 30, 2017, the Company de-designated €130.6 of its euro-denominated Term Loan B Facility and on May 9, 2017, the Company designated an additional €66.8 of its euro-denominated Term Loan B Facility as a result of its repricing described under note 11. On September 21, 2017, the Company de-designated €100.0 of its euro-denominated Term Loan B Facility.

Non-Designated Hedges A substantial portion of the Company’s operations and revenues are international. As a result, changes in foreign exchange rates can create substantial foreign exchange gains and losses from the revaluation of non-functional currency

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

monetary assets and liabilities. The Company’s policy allows the use of foreign exchange forward contracts with maturities of up to 24 months to mitigate the impact of currency fluctuations on those foreign currency asset and liability balances. The Company elected not to apply hedge accounting to its foreign exchange forward contracts. Thus, spot-based gains/losses offset revaluation gains/losses within foreign exchange loss, net and forward-based gains/losses represent interest expense or income. The fair value of the Company’s non-designated foreign exchange forward contracts was $(0.5) and $(4.9) as of March 31, 2018 and December 31, 2017, respectively.

Cash Flow Hedges The Company is exposed to fluctuations in various foreign currencies against its functional currency. At the Company, both sales and purchases are transacted in foreign currencies. The Company has certain subsidiaries with the euro (EUR) as its functional currency that are primarily exposed to the U.S. dollar (USD) and Great Britain pound sterling (GBP). This risk is considerably reduced by natural hedging (i.e. management of sales and purchases by choice location and suppliers). For the remainder of the risk that is not naturally hedged, foreign currency forwards are used to manage the exposure between EUR-GBP and EUR-USD.

Derivative transactions are recorded on the balance sheet at fair value. For transactions designated as cash flow hedges, the effective portion of changes in the fair value are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged forecasted transactions impact earnings within the same income statement line item as the earnings effect of the hedged transaction. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. As of March 31, 2018, the Company had the following outstanding foreign currency derivatives that were used to hedge its foreign exchange risks:

Foreign Currency Derivative	Number of Instruments	Notional Sold		Notional Purchased
Currency forward agreements (EUR-USD)	9	18.4	USD	16.6	EUR
Currency forward agreements (EUR-GBP)	12	31.0	GBP	32.6	EUR
Currency forward agreements (EUR-CZK)	3	182.5	CZK	6.5	EUR

Interest Rate

Cash Flow Hedges The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company has multiple pay-fixed receive-variable interest rate swaps outstanding with an aggregate notional amount of $400.0.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The fair value of the Company's interest rate contracts was $13.1 and $9.8 as of March 31, 2018 and December 31, 2017, respectively.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company estimates that a minimal amount will be reclassified as a decrease to interest expense over the next year.

The Company has an interest rate swap for a nominal sum of €50.0, which was entered into in May 2010 with a ten-year term from October 1, 2010 until September 30, 2020. This interest rate swap mitigated the interest rate risk associated with the European Investment Bank debt, which was paid in full during 2017. For this interest rate swap, the three-month EURIBOR is received and a fixed interest of 2.97 percent is paid. The fair value, which is measured at market prices, as of March 31, 2018 and December 31, 2017 was $(6.1) and $(5.5), respectively. The interest rate contract is not designated and changes in the fair value of non-designated interest rate swap agreements are recognized in miscellaneous, net in the condensed consolidated statements of operations. The Company recognized $0.5 and $0.3 in interest expense relating to the interest rate swap for the three months ended March 31, 2018 and 2017, respectively.

Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any additional derivatives that are not designated as hedges.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 18: Fair Value of Assets and Liabilities

Assets and Liabilities Recorded at Fair Value

Assets and liabilities subject to fair value measurement are as follows:

		March 31, 2018			December 31, 2017
			Fair Value Measurements Using			Fair Value Measurements Using
	Classification on condensed consolidated Balance Sheets	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets
Short-term investments
Certificates of deposit	Short-term investments	$24.2	$24.2	$—	$81.4	$81.4	$—
Assets held in rabbi trusts	Securities and other investments	9.2	9.2	—	9.4	9.4	—
Foreign exchange forward contracts	Other current assets	3.2	—	3.2	6.7	—	6.7
Interest rate swaps	Other current assets	3.6	—	3.6	2.2	—	2.2
Interest rate swaps	Securities and other investments	9.5	—	9.5	7.6	—	7.6
Total		$49.7	$33.4	$16.3	$107.3	$90.8	$16.5
Liabilities
Foreign exchange forward contracts	Other current liabilities	$3.7	$—	$3.7	$10.2	$—	$10.2
Interest rate swaps	Other current liabilities	6.1	—	6.1	5.5	—	5.5
Deferred compensation	Other liabilities	9.2	9.2	—	9.4	9.4	—
Total		$19.0	$9.2	$9.8	$25.1	$9.4	$15.7

The Company uses the end of period when determining the timing of transfers between levels. During the three months ended March 31, 2018 and 2017, there were no transfers between levels.

The carrying amount of the Company's debt instruments approximates fair value except for the 2024 Senior Notes. The fair value and carrying value of the 2024 Senior Notes are summarized as follows:

	March 31, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
2024 Senior Notes	421.0	400.0	425.0	400.0

Refer to note 11 for further details surrounding the long-term debt as of March 31, 2018 compared to December 31, 2017.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 19: Commitments and Contingencies

Contractual Obligation

At March 31, 2018, the Company had purchase commitments due within one year totaling $3.5 for materials and services through contract manufacturing agreements at negotiated prices. The Company guarantees a fixed cost of certain products used in production to its China strategic partners.

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

At March 31, 2018, the Company was a party to several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the consolidated financial statements would not be materially affected by the outcome of these indirect tax claims and/or proceedings or asserted claims.

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

In March 2017, the administrative proceedings concluded and the assessment was reduced approximately 95 percent to a total of R$17.3 including penalties and interest as of March 2017. The Company is pursuing its remedies in the judicial sphere and management continues to believe that it has valid legal positions. In addition, this matter could negatively impact Brazil federal indirect taxes in other years that remain open under statute. It is reasonably possible that the Company could be required to pay taxes, penalties and interest related to this matter, which could be material to the Company's consolidated financial statements. At March 31, 2018 and December 31, 2017, the Company had $4.9 accrued related to the Brazil indirect tax matter.

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

A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated accrual. The Company estimated the aggregate risk at March 31, 2018 to be up to $144.6 for its material indirect tax matters, of which $25.8 and $27.0, respectively, primarily relates to the Brazil indirect tax matter and

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Thailand customs matter disclosed above. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire.

Legal Contingencies

At March 31, 2018, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims.

Note 20: Segment Information

The Company's accounting policies derive segment results that are the same as those the Chief Operating Decision Maker (CODM) regularly reviews and uses to make decisions, allocate resources and assess performance. The Company continually considers its operating structure and the information subject to regular review by its Chief Executive Officer, who is the CODM, to identify reportable operating segments. The Company’s operating structure is based on a number of factors that management uses to evaluate, view and run its business operations, which currently includes, but is not limited to, product, service and solution. The Company measures the performance of each segment based on several metrics, including net sales and segment operating profit. The CODM uses these results to make decisions, allocate resources and assess performance by LOB.

Segment revenue represents revenues from sales to external customers. Segment operating profit is defined as revenues less expenses identifiable to those segments. The Company does not allocate to its segments certain operating expenses, which it manages at the corporate level; that are not routinely used in the management of the segments; or information that is impractical to report. These unallocated costs include certain corporate costs, amortization of acquired intangible assets and deferred revenue, restructuring charges, impairment charges, legal, indemnification, and professional fees related to acquisition and divestiture expenses, along with other income (expenses). Segment operating profit reconciles to consolidated income (loss) before income taxes by deducting corporate costs and other income or expense items that are not attributed to the segments. Assets are not allocated to segments, and thus are not included in the assessment of segment performance, and consequently, we do not disclose total assets and depreciation and amortization expense by reportable operating segment.

For additional information related to the Company's revenue sources, refer to note 2. In addition to the considerations mentioned above regarding the CODM, the Company has assessed several factors in disaggregating revenue which include the information disclosed in this report and other disaggregated revenue information provided in investor presentations and board of director presentations.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following tables represent information regarding the Company’s segment information and provides a reconciliation between segment operating profit and the consolidated income (loss) before income taxes:

	Three Months Ended
	March 31,
	2018	2017
Net sales summary by segment
Services	$592.2	$573.2
Software	119.5	110.4
Systems	352.5	419.2
Total revenue	$1,064.2	$1,102.8

Segment operating profit
Services	$73.8	$81.2
Software	7.4	5.3
Systems	(25.5)	(3.9)
Total segment operating profit	55.7	82.6

Corporate charges not allocated to segments (1)	(37.5)	(40.9)
Restructuring charges	(3.9)	(12.9)
Net non-routine expense	(35.3)	(77.4)
	(76.7)	(131.2)
Operating profit (loss)	(21.0)	(48.6)
Other income (expense)	(22.9)	(26.2)
Income (loss) before taxes	$(43.9)	$(74.8)

(1)
Corporate charges not allocated to segments include headquarter-based costs associated with procurement, human resources, compensation and benefits, finance and accounting, global development/engineering, global strategy/mergers and acquisitions, global information technology, tax, treasury and legal.

Net non-routine expense consists of items that the Company has determined are non-routine in nature and not allocated to the LOBs. Net non-routine expense of $35.3 for the three months ended March 31, 2018 was due to acquisition integration expenses of $15.2 primarily within selling and administrative expense and purchase accounting pre-tax charges for amortization of acquired intangibles of $31.2. Net non-routine expense of $77.4 for the three months ended March 31, 2017 was primarily due to legal, acquisition and divestiture related costs of $18.9 inclusive of the mark-to-market impact on Diebold Nixdorf AG stock options and integration expenses of $12.9 primarily within selling and administrative expense and purchase accounting pretax charges, which included deferred revenue of $10.4 and $31.8 in amortization of acquired intangibles.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table presents information regarding the Company’s revenue by service and product solution:

	Three Months Ended
	March 31,
	2018	2017
Banking
Services and software	$548.8	$545.9
Systems	219.9	273.7
Total banking	768.7	819.6
Retail
Services and software	162.9	137.7
Systems	132.6	145.5
Total retail	295.5	283.2
	$1,064.2	$1,102.8

The following table presents information regarding the Company’s revenue by geographic region:

	Three Months Ended
	March 31,
	2018	2017
Americas
Services and software	$270.3	$278.9
Systems	75.4	117.3
Total Americas	345.7	396.2
EMEA
Services and software	354.2	317.6
Systems	236.8	244.4
Total EMEA	591.0	562.0
AP
Services and software	87.2	87.1
Systems	40.3	57.5
Total AP	127.5	144.6
	$1,064.2	$1,102.8

In connection with recent changes in the Company's leadership, the Company anticipates the realignment of its operating model to Banking and Retail. The Company has begun to reorganize its management team reporting to the CODM and assessing its new operating model. The Company continues to assess certain allocations and anticipates the assessment being completed during the second quarter of 2018. Beginning with the second quarter of 2018, the Company anticipates its reportable operating segments will, after the conclusion of the assessment, be based on the following solutions: Banking and Retail. The Company will reclassify comparative periods for consistency following such change. Until such assessment is completed, the CODM will continue to regularly review, make decisions, allocate resources and assess performance based on the current LOB reportable operating segments.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2018
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

Each guarantor subsidiary is 100 percent owned by the Parent Company at the date of each balance sheet presented. The notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. The guarantees of the guarantor subsidiaries are subject to release in limited circumstances only upon the occurrence of certain conditions. Each entity in the consolidating financial information follows the same accounting policies as described in the condensed consolidated financial statements, except for the use by the Parent Company and the guarantor subsidiaries of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation. Changes in intercompany receivables and payables related to operations, such as intercompany sales or service charges, are included in cash flows from operating activities. Intercompany transactions reported as investing or financing activities include the sale of capital stock of various subsidiaries, loans and other capital transactions between members of the consolidated group.

Certain non-guarantor subsidiaries of the Parent Company are limited in their ability to remit funds to it by means of dividends, advances or loans due to required foreign government and/or currency exchange board approvals or limitations in credit agreements or other debt instruments of those subsidiaries.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Balance Sheets
As of March 31, 2018

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$7.2	$2.7	$352.2	$—	$362.1
Short-term investments	—	—	24.2	—	24.2
Trade receivables, net	147.8	0.5	703.9	—	852.2
Intercompany receivables	737.9	820.9	2,889.0	(4,447.8)	—
Inventories	180.8	—	650.5	—	831.3
Prepaid, income taxes and other current assets	36.2	16.1	313.9	(22.5)	343.7
Total current assets	1,109.9	840.2	4,933.7	(4,470.3)	2,413.5
Securities and other investments	97.5	—	—	—	97.5
Property, plant and equipment, net	87.4	1.3	276.8	—	365.5
Goodwill	55.5	—	1,076.3	—	1,131.8
Deferred income taxes	167.7	8.0	136.0	—	311.7
Intangible assets, net	36.1	—	732.5	—	768.6
Investment in subsidiary	2,410.2	—	—	(2,410.2)	—
Other assets	53.3	0.7	71.2	(35.4)	89.8
Total assets	$4,017.6	$850.2	$7,226.5	$(6,915.9)	$5,178.4

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities
Notes payable	$53.0	$0.3	$23.3	$—	$76.6
Accounts payable	95.1	0.1	465.3	—	560.5
Intercompany payable	1,227.7	194.6	3,025.5	(4,447.8)	—
Deferred revenue	125.2	0.5	376.3	—	502.0
Payroll and other benefits liabilities	22.7	0.7	151.8	—	175.2
Other current liabilities	149.5	0.5	405.4	(22.5)	532.9
Total current liabilities	1,673.2	196.7	4,447.6	(4,470.3)	1,847.2
Long-term debt	1,711.8	—	0.7	—	1,712.5
Other long-term liabilities	205.7	—	475.7	(35.4)	646.0
Commitments and contingencies
Redeemable noncontrolling interests	—	—	509.6	—	509.6
Total Diebold Nixdorf, Incorporated shareholders' equity	426.9	653.5	1,756.7	(2,410.2)	426.9
Noncontrolling interests	—	—	36.2	—	36.2
Total liabilities, redeemable noncontrolling interests and equity	$4,017.6	$850.2	$7,226.5	$(6,915.9)	$5,178.4

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Balance Sheets
As of December 31, 2017

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$58.5	$2.3	$474.4	$—	$535.2
Short-term investments	—	—	81.4	—	81.4
Trade receivables, net	140.7	1.4	688.0	—	830.1
Intercompany receivables	735.7	907.8	2,104.1	(3,747.6)	—
Inventories	167.6	—	569.4	—	737.0
Prepaid, income taxes and other current assets	35.4	17.0	294.1	(21.8)	324.7
Total current assets	1,137.9	928.5	4,211.4	(3,769.4)	2,508.4
Securities and other investments	96.8	—	—	—	96.8
Property, plant and equipment, net	89.6	2.1	272.8	—	364.5
Goodwill	55.5	—	1,061.6	—	1,117.1
Deferred income taxes	150.8	8.0	135.0	—	293.8
Intangible assets, net	37.5	—	736.3	—	773.8
Investment in subsidiary	2,518.5	—	—	(2,518.5)	—
Other assets	47.2	1.1	74.0	(26.5)	95.8
Total assets	$4,133.8	$939.7	$6,491.1	$(6,314.4)	$5,250.2

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities
Notes payable	$49.9	$0.3	$16.5	$—	$66.7
Accounts payable	88.1	0.1	474.0	—	562.2
Intercompany payable	1,337.1	192.2	2,218.3	(3,747.6)	—
Deferred revenue	115.8	0.6	321.1	—	437.5
Payroll and other benefits liabilities	26.1	2.2	170.6	—	198.9
Other current liabilities	115.2	2.8	437.9	(21.8)	534.1
Total current liabilities	1,732.2	198.2	3,638.4	(3,769.4)	1,799.4
Long-term debt	1,710.6	0.1	76.4	—	1,787.1
Other long-term liabilities	221.0	—	470.3	(26.5)	664.8
Commitments and contingencies
Redeemable noncontrolling interests	—	—	492.1	—	492.1
Total Diebold Nixdorf, Incorporated shareholders' equity	470.0	741.4	1,777.1	(2,518.5)	470.0
Noncontrolling interests	—	—	36.8	—	36.8
Total liabilities, redeemable noncontrolling interests and equity	$4,133.8	$939.7	$6,491.1	$(6,314.4)	$5,250.2

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2018

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated

Net sales	$252.5	$0.2	$811.5	$—	$1,064.2
Cost of sales	208.3	0.4	614.6	—	823.3
Gross profit (loss)	44.2	(0.2)	196.9	—	240.9
Selling and administrative expense	75.7	1.1	151.1	—	227.9
Research, development and engineering expense	0.7	11.3	29.7	—	41.7
(Gain) loss on sale of assets, net	(4.4)	—	(3.3)	—	(7.7)
	72.0	12.4	177.5	—	261.9
Operating profit (loss)	(27.8)	(12.6)	19.4	—	(21.0)
Other income (expense)
Interest income	0.2	—	3.3	—	3.5
Interest expense	(24.8)	—	(1.2)	—	(26.0)
Foreign exchange gain (loss), net	(3.0)	—	1.6	—	(1.4)
Equity in earnings of subsidiaries	(42.8)	—	—	42.8	—
Miscellaneous, net	(1.3)	1.4	0.1	0.8	1.0
Income (loss) before taxes	(99.5)	(11.2)	23.2	43.6	(43.9)
Income tax expense (benefit)	(28.6)	(20.6)	68.6	—	19.4
Net income (loss)	(70.9)	9.4	(45.4)	43.6	(63.3)
Net income attributable to noncontrolling interests	—	—	7.6	—	7.6
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(70.9)	$9.4	$(53.0)	$43.6	$(70.9)
Comprehensive income (loss)	$(80.1)	$9.4	$(14.4)	$12.6	$(72.5)
Less: comprehensive income attributable to noncontrolling interests	—	—	7.6	—	7.6
Comprehensive income (loss) attributable to Diebold Nixdorf, Incorporated	$(80.1)	$9.4	$(22.0)	$12.6	$(80.1)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2017

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated

Net sales	$267.4	$4.9	$834.8	$(4.3)	$1,102.8
Cost of sales	216.5	5.9	642.2	(4.3)	860.3
Gross profit (loss)	50.9	(1.0)	192.6	—	242.5
Selling and administrative expense	68.2	2.9	175.9	—	247.0
Research, development and engineering expense	(0.1)	9.8	31.7	—	41.4
Impairment of assets	3.1	—	—	—	3.1
(Gain) loss on sale of assets, net	—	0.1	(0.5)	—	(0.4)
	71.2	12.8	207.1	—	291.1
Operating profit (loss)	(20.3)	(13.8)	(14.5)	—	(48.6)
Other income (expense)
Interest income	0.6	0.1	5.7	—	6.4
Interest expense	(29.1)	—	(1.7)	—	(30.8)
Foreign exchange gain (loss), net	—	—	(3.1)	—	(3.1)
Equity in earnings of subsidiaries	(25.5)	—	—	25.5	—
Miscellaneous, net	(0.1)	1.9	0.5	(1.0)	1.3
Income (loss) before taxes	(74.4)	(11.8)	(13.1)	24.5	(74.8)
Income tax expense (benefit)	(15.6)	(4.1)	(2.9)	—	(22.6)
Net income (loss)	(58.8)	(7.7)	(10.2)	24.5	(52.2)
Net income attributable to noncontrolling interests	—	—	6.6	—	6.6
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(58.8)	$(7.7)	$(16.8)	$24.5	$(58.8)
Comprehensive income (loss)	$(13.9)	$(7.7)	$46.2	$(31.9)	$(7.3)
Less: comprehensive income attributable to noncontrolling interests	—	—	6.6	—	6.6
Comprehensive income (loss) attributable to Diebold Nixdorf, Incorporated	$(13.9)	$(7.7)	$39.6	$(31.9)	$(13.9)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2018

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
Net cash provided (used) by operating activities	$(31.8)	$(3.0)	$(107.5)	$—	$(142.3)

Cash flow from investing activities
Capital expenditures	(2.3)	(0.1)	(17.8)	—	(20.2)
Payments for acquisitions	—	—	(5.8)	—	(5.8)
Proceeds from maturities of investments	1.0	—	103.6	—	104.6
Payments for purchases of investments	—	—	(45.5)	—	(45.5)
Proceeds from sale of assets	8.6	—	0.6	—	9.2
Increase in certain other assets	(2.5)	0.8	(1.5)	—	(3.2)
Capital contributions and loans paid	(12.1)	—	—	12.1	—
Proceeds from intercompany loans	9.3	—	—	(9.3)	—
Net cash provided (used) by investing activities	2.0	0.7	33.6	2.8	39.1

Cash flow from financing activities
Dividends paid	(7.7)	—	—	—	(7.7)
Revolving credit facility (repayments) borrowings, net	—	—	(75.0)	—	(75.0)
Other debt borrowings	—	—	26.0	—	26.0
Other debt repayments	(11.3)	(0.1)	(20.3)	—	(31.7)
Distributions and payments to noncontrolling interest holders	—	—	(0.5)	—	(0.5)
Repurchase of common shares	(2.5)	—	—	—	(2.5)
Capital contributions received and loans incurred	—	12.1	—	(12.1)	—
Payments on intercompany loans	—	(9.3)	—	9.3	—
Net cash provided (used) by financing activities	(21.5)	2.7	(69.8)	(2.8)	(91.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	21.5	—	21.5
Increase (decrease) in cash and cash equivalents	(51.3)	0.4	(122.2)	—	(173.1)
Cash and cash equivalents at the beginning of the period	58.5	2.3	474.4	—	535.2
Cash and cash equivalents at the end of the period	$7.2	$2.7	$352.2	$—	$362.1

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2017

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
Net cash provided (used) by operating activities	$(112.3)	$(2.2)	$5.1	$43.1	$(66.3)

Cash flow from investing activities
Capital expenditures	(1.8)	—	(10.3)	—	(12.1)
Proceeds from maturities of investments	0.8	—	84.1	—	84.9
Payments for purchases of investments	—	—	(95.1)	—	(95.1)
Proceeds from sale of assets	—	—	2.0	—	2.0
Increase in certain other assets	(4.9)	4.2	(8.0)	—	(8.7)
Capital contributions and loans paid	(164.7)	—	—	164.7	—
Proceeds from intercompany loans	162.3	—	—	(162.3)	—
Net cash provided (used) by investing activities	(8.3)	4.2	(27.3)	2.4	(29.0)

Cash flow from financing activities
Dividends paid	(7.6)	—	—	—	(7.6)
Revolving credit facility (repayments) borrowings, net	20.0	—	—	—	20.0
Other debt borrowings	—	—	62.2	(43.1)	19.1
Other debt repayments	(7.8)	(0.3)	(75.9)	—	(84.0)
Distributions and payments to noncontrolling interest holders	—	—	(15.7)	—	(15.7)
Issuance of common shares	0.3	—	—	—	0.3
Repurchase of common shares	(4.6)	—	—	—	(4.6)
Capital contributions received and loans incurred	—	17.8	146.9	(164.7)	—
Payments on intercompany loans	—	(19.6)	(142.7)	162.3	—
Net cash provided (used) by financing activities	0.3	(2.1)	(25.2)	(45.5)	(72.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	5.2	—	5.2
Increase (decrease) in cash and cash equivalents	(120.3)	(0.1)	(42.2)	—	(162.6)
Cash and cash equivalents at the beginning of the period	138.4	2.3	512.0	—	652.7
Cash and cash equivalents at the end of the period	$18.1	$2.2	$469.8	$—	$490.1

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Highlights

During the first quarter of 2018, Diebold Nixdorf:

•	Named Gerrard Schmid as President and Chief Executive Officer

•	Secured a global frame agreement, including North America, to provide kiosks and services for one of the world's largest quick-service restaurants

•	Received strong banking activity in the U.S. for Windows 10 upgrades, with more than $50 million in orders

•	Awarded a $23 million order for systems and new services for a leading financial institution in Mexico

•	Won an $18 million contract to provide store lifecycle management for a European multinational retailer

•	Booked a $6 million agreement to provide systems and software maintenance, powered by DN AllConnect ServicesSM, for the largest retail chain of health and beauty products in China

•	Partnered with U.S. Bank to showcase Essence, Diebold Nixdorf’s streamlined self-service touchpoint solution at ‘Super Bowl Live’ in Minneapolis

Overview

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and accompanying notes that appear within this quarterly report on Form 10-Q.

Introduction
The Company provides Connected Commerce solutions which enable millions of transactions each day. The Company's approximately 23,000 employees service our customer's integrated solutions and design and deliver convenient, "always on" and highly secure solutions that bridge the physical and the digital worlds of transactions. Customers of the Company include nearly all of the world's top 100 financial institutions and a majority of the top 25 global retailers.

Strategy
The Company's Connected Commerce strategy seeks to continually enhance the consumer experience at bank and retail locations while simultaneously streamlining cost structures and business processes through the smart integration of hardware, software and services. The business requires ongoing investment in the development of intelligent IT solutions and in further development of the Company's industry-leading services organization. The Company continuously refines its research and development (R&D) spend in support of a better transaction experience for consumers and additionally accelerate the development and integration of innovative technology including cloud computing technology, touch points, sensors and connectivity to the Internet of Things, as well as open and agile software.

Integration and Transformation Program
Commensurate with its strategy, the Company is executing a multi-year integration and transformation program which aligns employee activities with the Company's goal of realizing $240 of cost reduction by the year 2020.

Cost savings include:

•	Realizing volume discounts on direct materials

•	Harmonizing the solutions set of platforms and components

•	Increasing utilization rates of the service technicians

•	Rationalizing facilities in the regions

•	Streamlining corporate and general and administrative functions

•	Harmonizing back office solutions.

In May 2018, the Company announced its plans to build upon the achievements of its integration and transformation program while improving Company profitability and cash flow through relentless focus on our customers, operational excellence and forming a unified culture.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

As a result, the Company will be implementing a streamlined operating model with clearer and more consistent spans of control. The Company anticipates the realignment of its operating model to Banking and Retail, which are directly aligned with customer interests.

To drive towards a singular Diebold Nixdorf culture, the Company will align around a few core characteristics, which reinforce the new priorities. Collectively, these activities aim to create a more efficient organization with a leaner cost structure that will act quickly in the best interests of the Company's customers. The Company is at the early stages of defining its roadmap to optimize and support the complete customer lifecycle - identifying an opportunity, contracting, delivering and collecting.

In order to achieve these efficiencies, the Company has and will continue to invest to restructure the workforce, integrate and optimize systems, streamline legal entities and consolidate real estate holdings. By executing on these activities, the Company expects to deliver greater innovation for customers, career enrichment opportunities for employees and enhanced value for shareholders.

Segments

The Company’s current operating structure is based on a number of factors that management uses to evaluate, view and run its business operations, which currently includes, but is not limited to, product, service and solution.

Services LOB
Diebold Nixdorf AllConnect Services is powered by 15,000 highly-trained service employees and a global delivery network. These offerings enable customers to meet the growing demand for transaction availability at ATMs, POS, self-checkout systems (SCO) and other distributed assets in a cost-effective manner. The Company’s global customer care center offers around-the-clock availability and is proficient in supporting customers in more than 25 languages. The global service supply chain optimizes the process for obtaining replacement parts, making repairs, and implementing new features and functionalities.

Diebold Nixdorf AllConnect Services provides end-to-end solutions with a customer-first, outcome-driven approach. It is a new breed of as-a-service offering, designed to power the business operations of financial institutions, credit unions and retailers. Product-related services resolve incidents through remote service capabilities or an on-site visit. The portfolio includes first and second line maintenance, preventive maintenance and on-demand services all the way to total implementation services. The Company leverages a standardized incident management process to increase uptime of distributed assets.

Managed services and outsourcing consists of managing the end-to-end business processes, technology integration and day-to-day operation of the self-service channel, bank branch and retail store networks. Managed services is the integrator of our solutions by bringing together services, software and systems into a long-term, outcome-based solution. Our integrated business solutions include store lifecycle management, self-service fleet management, branch lifecycle management, ATM as-a-service and managed mobility services. The Company also provides a full array of cash management services, which optimizes the availability and cost of physical currency across the enterprise through efficient forecasting, inventory and replenishment processes. These services mitigate customer risks by relying on proven monitoring and reporting processes, secure tools and partnerships with larger cash-in-transit companies.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Software LOB
The Company provides front-end applications for consumer connection points and back-end platforms that manage channel transactions, operations and integration. These hardware-agnostic software applications facilitate millions of transactions via ATMs, POS terminals, kiosks, and other self-service devices. The Company's platform software is installed within bank and retail data centers to facilitate omnichannel transactions, endpoint monitoring, remote asset management, customer marketing, merchandise management and analytics. These offerings include highly configurable, API enabled software that automates banking and retail transactions across channels. This multi-vendor software portfolio is designed to meet the evolving demands of a customer's self-service network including:

•	Connection points

•	Transaction management

•	Operations and security

•	Customer engagement

•	Analytics and digital

In October 2017, the Company introduced Vynamic, the first end-to-end Connected Commerce software portfolio in the banking and retail marketplace. This offering establishes the evolutionary path for the Company's current software offerings including Vista, Commander, Xpression, PCE, Procash and TP.net. The Vynamic suite's open API architecture is built to eliminate the traditional focus on internal silos and enable tomorrow's inter-connected partnerships between financial institutions, retailers and payment providers. The Vynamic portfolio leverages data analytics to enable businesses to make intuitive, predictive and adaptive data–driven decisions and can be delivered as-a-service using cloud computing. Built to enable seamless consumer experiences across mobile devices, ATMs, POS terminals, branches, stores, kiosks and online channels, our Vynamic software extends beyond omnichannel to enable banks and retailers to create seamless, secure, highly personal connections across numerous digital and physical channels.

In the retail business, the Company provides a comprehensive, modular solution suite which is capable of enabling the most advanced omnichannel retail use cases. Also sold under the Vynamic portfolio, retail software improves end-to-end store processes and facilitates continuous connected consumer engagements in support of a digital ecosystem. This includes click & collect, reserve & collect, in-store ordering and return to store processes across the retailers' physical and digital sales channels. Data from a number of sources, such as enterprise resource planning (ERP), POS, store systems and customer relationship management systems (CRM), may be integrated across all customer connection points to create differentiated consumer experiences.

An important enabler of the Company’s software business is the more than 1,900 professional service employees who provide systems integration, customization, consulting and project management. The Company's advisory services team collaborates with its customers to help define optimal user experience, improve business processes, refine existing staffing models and deploy technology to automate both branches and stores.

Systems LOB
Through collaboration with customers, engineering excellence and an efficient supply chain, the Company delivers industry-leading customer touchpoints to financial institutions, retailers and other customers. These systems enable highly secure physical and digital transactions around the world. The Company integrates component technologies according to customer specifications in order to optimize the total cost of ownership and maximize transaction availability while creating a positive impression on customers.

The systems portfolio for financial institutions consists of cash recyclers and dispensers, intelligent deposit terminals, teller automation and kiosk technologies, as well as physical security solutions. Diebold Nixdorf stands ready to assist financial institutions as they upgrade their ATMs due to their desire for greater functionality, increased availability and compliance with technology changes. An important technology change facing financial institutions is the migration to Microsoft Windows 10 operating system. Benefits of upgrading to Windows 10 include:

•	The ability to reduce operating costs while improving operating efficiencies

•	Advanced defense against logical threats also ensuring access to future security patches from Microsoft

•	The ability to offer end-user enhancements which leverage application-based platforms, faster processors and greater memory

•	Helping to maintain consistency with other platforms migrating to Windows 10

•	Maintaining compliance with the Personal Card Industry (PCI) regulations

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

For retail customers, the checkout portfolio includes modular, integrated and mobile POS systems that meet evolving automation and omnichannel requirements of consumers. Supplementing the POS system is a broad range of peripherals, including printers, scales and mobile scanners, as well as the cash management portfolio which offers a wide range of banknote and coin processing systems. The Company also provides self-checkout terminals and ordering kiosks which facilitate an efficient and user-friendly purchasing experience. The BEETLE iSCAN EASY eXpress, hybrid products, can alternate from attended operation to self-checkout with the press of a button as traffic conditions warrant. The K-Two Kiosk automates routine tasks and in-store transactions, offers order-taking abilities at quick service restaurants (QSRs) and fast casual restaurants, provides customer service, supplies product information, sells tickets and presents functionality that furthers store digitalization.

The Systems LOB introduces new product innovations which are aligned with changing consumer demands and deliver greater operating efficiencies. With respect to innovation, the Company will continue to invest in:

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

Business Drivers

The business drivers of the Company's future performance include, but are not limited to:

•	Demand for services on distributed IT assets such as ATMs, POS and SCO, including managed services and professional services;

•	Timing of system upgrades and/or replacement cycles for ATMs, POS and SCO;

•	Demand for software products and professional services;

•	Demand for security products and services for the financial, retail and commercial sectors;

•	Demand for innovative technology in connection with our Connected Commerce strategy;

•	Integration of salesforce, business processes, procurement and internal IT systems; and

•	Realization of cost reductions and synergies, which leverage the Company's global scale, reduce overlap and improve operating efficiencies.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

	Three Months Ended
	March 31,
	2018		2017
	Amount	% of Net sales	Amount	% of Net sales
Net sales	$1,064.2	100.0	$1,102.8	100.0
Gross profit	$240.9	22.6	$242.5	22.0
Operating expenses	$261.9	24.6	$291.1	26.4
Operating profit (loss)	$(21.0)	(2.0)	$(48.6)	(4.4)
Net income (loss)	$(63.3)	(5.9)	$(52.2)	(4.7)
Net income attributable to noncontrolling interests	$7.6	0.7	$6.6	0.6
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(70.9)	(6.7)	$(58.8)	(5.3)

Net Sales

The following table represents information regarding the Company's net sales:

	Three Months Ended				Percent of Total Net Sales for the Three Months Ended
	March 31,				March 31,
	2018	2017	% Change	% Change in CC (1)	2018	2017
Segments
Services	$592.2	$573.2	3.3	(3.4)	55.6	52.0
Software	119.5	110.4	8.2	(0.9)	11.2	10.0
Systems	352.5	419.2	(15.9)	(23.0)	33.2	38.0
Net sales	$1,064.2	$1,102.8	(3.5)	(10.7)	100.0	100.0

Geographic regions
Americas	$345.7	$396.2	(12.7)	(12.7)	32.5	35.9
EMEA	591.0	562.0	5.2	(8.4)	55.5	51.0
AP	127.5	144.6	(11.8)	(15.3)	12.0	13.1
Net sales	$1,064.2	$1,102.8	(3.5)	(10.7)	100.0	100.0

Solutions
Banking	$768.7	$819.6	(6.2)	(11.8)	72.2	74.3
Retail	295.5	283.2	4.3	(7.7)	27.8	25.7
Net sales	$1,064.2	$1,102.8	(3.5)	(10.7)	100.0	100.0
(1) The Company calculates constant currency by translating the prior-year period results at the current year exchange rate.

Three months ended March 31, 2018 compared with three months ended March 31, 2017

Net sales decreased $38.6 or 3.5 percent including a net favorable currency impact of $88.6 primarily related to the euro. In addition, prior year net sales were adversely impacted $10.4 related to prior year deferred revenue purchase accounting adjustments (Deferred Revenue Adjustments). The following results include the impact of foreign currency and purchase accounting adjustments:

Segments

•
Services net sales increased $19.0 including a net favorable currency impact of $39.9 and Deferred Revenue Adjustments of $5.2. Excluding currency and Deferred Revenue Adjustments, net sales decreased $26.1 attributable to lower installation revenue tied to decreased banking systems volumes in the Americas and EMEA.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

•
Software net sales increased $9.1 including a net favorable currency impact of $10.2. Excluding the impact of currency, net sales decreased $1.1 primarily related to lower systems volumes in EMEA and AP. This was partially offset by higher banking project volume in the Americas.

•
Systems net sales decreased $66.7, including a net favorable currency impact of $38.5 and Deferred Revenue Adjustments of $5.2. Excluding currency and Deferred Revenue Adjustments, net sales decreased $110.4 from lower combined systems solutions across the Company. EMEA and Americas were adversely impacted by lower volume throughout the regions and Americas was adversely impacted by supply chain delays as well. The supply chain delays are anticipated to be resolved within the year. Additionally, AP was adversely impacted by lower volume as noted below.

Geographic Regions

•
Americas net sales decreased $50.5 or 12.7 percent primarily as a result of lower systems volume and the associated installation revenue in North America and Brazil combined with the adverse impact of supply chain delays in North America. Additionally, volume in Chile decreased as the electronic security business was divested in the third quarter of 2017.

•
EMEA net sales increased $29.0 or 5.2 percent due to a favorable currency impact of $83.0. Excluding the impact of currency, net sales decreased $54.0 primarily attributable to the absence of large banking and retail systems rollouts in Germany as well as lower banking volume in Turkey. Additionally, lower sales in the U.K. contributed to the decrease as a result of the divestiture of the Company’s legacy business on June 30, 2017. This was partially offset by higher retail systems volume in Spain and the Nordics.

•
AP net sales decreased $17.1 or 11.8 percent including a favorable currency impact $5.9. Excluding the impact of currency, net sales decreased $23.0 as a result of lower managed services and installation revenue in India and higher prior year banking systems deployments in Indonesia, Thailand and Malaysia.

Solutions

•
Banking net sales decreased $50.9 or 6.2 percent including a favorable currency impact of $51.7 and Deferred Revenue Adjustments of $6.2. Excluding the impact of currency and Deferred Revenue Adjustments, net sales decreased $108.8 primarily due to lower systems volumes and the associated installation activity across the Company.

•
Retail net sales increased $12.3 or 4.3 percent percent due to a favorable currency impact of $36.9 and Deferred Revenue Adjustments of $4.2. Excluding the impact of currency and Deferred Revenue Adjustments, net sales decreased $28.8 due to lower retail systems volume in Germany and the U.K. as well as lower demand for lottery equipment in Brazil.

Gross Profit

The following table represents information regarding the Company's gross profit:

	Three Months Ended
	March 31,
	2018	2017	% Change
Gross profit - services and software	$172.5	$178.1	(3.1)
Gross profit - systems	68.4	64.4	6.2
Total gross profit	$240.9	$242.5	(0.7)

Gross margin - services and software	24.2%	26.1%
Gross margin - systems	19.4%	15.4%
Total gross margin	22.6%	22.0%

Services and software gross margin was lower due to software margin declines across AP and EMEA from a higher volume of lower margin business and increased professional services costs. Services margin was adversely impacted by lower margin in the Americas and AP from lower margin services business in China.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Systems gross margin in the three months ended March 31, 2018 increased primarily as a result of higher purchase accounting adjustments in the prior year of $14.5 and the current year benefit from Brazil indirect tax accrual reversal of $3.7. Deferred Revenue Adjustments included a $5.2 prior year reduction of revenue and $9.3 higher asset amortization.

Operating Expenses

The following table represents information regarding the Company's operating expenses:

	Three Months Ended
	March 31,
	2018	2017	% Change
Selling and administrative expense	$227.9	$247.0	(7.7)
Research, development and engineering expense	41.7	41.4	0.7
Impairment of assets	—	3.1	N/M
(Gain) loss on sale of assets, net	(7.7)	(0.4)	N/M
Total operating expenses	$261.9	$291.1	(10.0)
N/M = Not Meaningful
Selling and administrative expense in the three months ended March 31, 2018, decreased $19.1 primarily from cost reduction initiatives as well as lower non-routine charges of $10.6 and restructuring of $7.1. These decreases were partially offset by an unfavorable currency impact of $21.2.

Non-routine costs in selling and administrative expense of $38.5 and $49.1 were included in the three months ended March 31, 2018 and 2017, respectively. The primary components of the non-routine expenses in the first quarter 2018 pertained to purchase accounting adjustments of $23.8 related to intangible asset amortization and integration costs totaling $14.2. Selling and administrative expense included restructuring charges of $1.3 and $8.4 in the three months ended March 31, 2018 and 2017, respectively.

Research, development and engineering expense in the three months ended March 31, 2018 was flat including an unfavorable currency impact of $4.0. Excluding the impact of currency, research, development and engineering expense decreased primarily from lower restructuring and non-routine integration cost as well as lower software research, development and engineering expense.

In the three months ended March 31, 2018, the gain on sale of assets was primarily related to the sale of a building in North America of $4.5 and the liquidation of the Barbados operating entity of $3.3.

Operating expense as a percent of net sales in the three months ended March 31, 2018 was 24.6 percent compared with 26.4 percent in the three months ended March 31, 2017. The decrease is related primarily to lower restructuring and non-routine expense inclusive of the previously mentioned gain on sale of a building in North America.

Operating Profit

The following table represents information regarding the Company's operating profit:

	Three Months Ended
	March 31,
	2018	2017	% Change
Operating profit (loss)	$(21.0)	$(48.6)	56.8
Operating profit margin	(2.0)%	(4.4)%

The operating loss decreased in the three months ended March 31, 2018 compared to the same period in 2017 due primarily from decreased operating expenses as a result of lower non-routine and restructuring charges.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Other Income (Expense)

The following table represents information regarding the Company's other income (expense), net:

	Three Months Ended
	March 31,
	2018	2017	% Change
Interest income	$3.5	$6.4	(45.3)
Interest expense	(26.0)	(30.8)	15.6
Foreign exchange gain (loss), net	(1.4)	(3.1)	54.8
Miscellaneous, net	1.0	1.3	(23.1)
Other income (expense), net	$(22.9)	$(26.2)	12.6

The decrease in interest income in the three months ended March 31, 2018, compared with the same period in 2017, was the result of lower average balances and reduced current period rates of short-term investments in Brazil. Interest expense was lower in the three months ended March 31, 2018 compared to the same prior-year period due to the favorable impact of refinancing the debt related to the Acquisition. Foreign exchange loss in the three-month period was primarily due to the strengthening of the euro compared to the prior year period.

Net Income (Loss)

The following table represents information regarding the Company's net income (loss):

	Three Months Ended
	March 31,
	2018	2017	% Change
Net income (loss)	$(63.3)	$(52.2)	21.3
Percent of net sales	(5.9)%	(4.7)%
Effective tax rate	(44.2)%	30.2%

Net loss was $63.3 and $52.2 for the three months ended March 31, 2018 and 2017, respectively. The decrease is primarily due to the reasons described above and the change in income tax (benefit) expense.

The effective tax rate on the net loss was (44.2) percent for the three months ended March 31, 2018. The tax expense on the loss is due primarily from impacts of the Tax Act, more specifically, impacts related to GILTI on the estimated annual tax rate. The effective tax rate could vary in future periods based on the Company's earnings before taxes and clarifications around the Tax Act.

The effective tax rate on the net loss was 30.2 percent for the three months ended 2017. Companies are required to apply their estimated annual tax rate on a year-to-date basis in each interim period. Companies should not apply the estimated annual tax rate to interim financial results if the estimated annual tax rate is not reliably predictable. In this situation, the interim tax rate should be based on the actual year-to-date results. As of March, 31, 2017, the Company was not able to reasonably estimate the annual effective tax rate for the year ending December 31, 2017, because small fluctuations in the Company's earnings before taxes could have resulted in a material change in the estimated annual tax rate. For this reason, the Company did not believe the estimated annual tax rate would provide a reliable estimate and as a result, the Company computed the interim tax rate based on the actual year-to-date results. The effective tax rate for the three months ended March 31, 2017 was primarily a result of the jurisdictional income (loss) mix and varying statutory rates in the Company's global footprint.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Segment Net Sales and Operating Profit Summary

The following tables represent information regarding the segment operating profit metrics exclude the impact of Deferred Revenue Adjustments, restructuring and non-routine charges, by reporting segment, refer to note 20 to the condensed consolidated financial statements for further details of net sales and segment operating profit:

	Three Months Ended
	March 31,
Services:	2018	2017	% Change
Net sales	$592.2	$573.2	3.3
Segment operating profit (loss)	$73.8	$81.2	(9.1)
Segment operating profit margin	12.5%	14.2%

In the three months ended March 31, 2018, services net sales increased $19.0 or 3.3 percent and included a net favorable currency impact of $39.9 and Deferred Revenue Adjustments of $5.2. Excluding currency and Deferred Revenue Adjustments, net sales decreased $26.1 attributable to lower installation revenue tied to decreased banking systems volumes in the Americas and EMEA.

Segment operating profit decreased $7.4 due to lower gross profit corresponding with systems volume declines in the Americas as a result of lower volume and supply chain delays. Additionally, services operating profit was favorably impacted by higher gross profit on maintenance revenue from increased retail systems volume across all regions while total operating expense was flat between years.

	Three Months Ended
	March 31,
Software:	2018	2017	% Change
Net sales	$119.5	$110.4	8.2
Segment operating profit (loss)	$7.4	$5.3	39.6
Segment operating profit margin	6.2%	4.8%

In the three months ended March 31, 2018, software net sales increased $9.1 or 8.2 percent including a net favorable currency impact of $10.2. Excluding the impact of currency, net sales decreased $1.1 primarily related to lower systems volumes in EMEA and AP. This was partially offset by higher banking project volume in the Americas.

Segment operating profit increased $2.1 in the three months ended March 31, 2018 due primarily to lower research, development and engineering expenses. Lower research, development and engineering expense was attributable to higher capitalization of software development and cost reduction initiatives.

	Three Months Ended
	March 31,
Systems:	2018	2017	% Change
Net sales	$352.5	$419.2	(15.9)
Segment operating profit (loss)	$(25.5)	$(3.9)	N/M
Segment operating profit margin	(7.2)%	(0.9)%

In the three months ended March 31, 2018, systems net sales decreased $66.7 or 15.9 percent, including a net favorable currency impact of $38.5 and Deferred Revenue Adjustments of $5.2. Excluding currency and Deferred Revenue Adjustments, net sales decreased $110.4 from lower combined systems solutions across the Company. EMEA was adversely impacted by lower volume throughout the region and in the Americas, lower volume was a function of supply chain delays. Additionally, AP was adversely impacted by lower volume as previously mentioned in the geographic regions section.

Segment operating loss decreased $21.6 in the three months ended March 31, 2018 primarily due to lower gross profit as a function of lower banking systems volume, specifically in the Americas from supply chain delays as well as AP. Operating expenses increased

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

from higher research, development and engineering expenses associated with new product development and higher associate related cost.

Liquidity and Capital Resources

The Company's total cash and cash availability as of March 31, 2018 and December 31, 2017 was as follows:

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$362.1	$535.2
Additional cash availability from
Uncommitted lines of credit	193.9	216.9
Revolving Facility	520.0	445.0
Short-term investments	24.2	81.4
Total cash and cash availability	$1,100.2	$1,278.5

Capital resources are obtained from income retained in the business, borrowings under the Company’s committed and uncommitted credit facilities and operating and capital leasing arrangements. Management expects that the Company’s capital resources will be sufficient to finance planned working capital needs, research and development activities, investments in facilities or equipment, pension contributions, the payment of dividends and any repurchases of the Company’s common shares for at least the next 12 months. As of March 31, 2018, $372.4 or 96.4 percent of the Company's cash and cash equivalents and short-term investments reside in international tax jurisdictions. Repatriation of certain international funds could be negatively impacted by potential payments for foreign taxes. The Company has approximately $1,500 of earnings that are available for repatriation with no additional tax expense. Part of the Company’s growth strategy is to pursue acquisitions complementary to the Company's future structure. The Company has made acquisitions in the past and intends to make acquisitions in the future. The Company intends to finance any future acquisitions with either cash and short-term investments, cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares.

The following table summarizes the results of the Company's condensed consolidated statement of cash flows for the three months ended March 31:

Summary of cash flows:	2018	2017
Net cash provided (used) by operating activities	$(142.3)	$(66.3)
Net cash provided (used) by investing activities	39.1	(29.0)
Net cash provided (used) by financing activities	(91.4)	(72.5)
Effect of exchange rate changes on cash and cash equivalents	21.5	5.2
Increase (decrease) in cash and cash equivalents	$(173.1)	$(162.6)

Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for income taxes, restructuring and integration activities, pension funding and other items impact reported cash flows.

Net cash used by operating activities was $142.3 for the three months ended March 31, 2018, an increase in use of $76.0 from $66.3 for the same period in 2017.

•
The net aggregate of trade accounts receivable, inventories and accounts payable used $114.0 and $76.1 in operating cash flows during the three months ended March 31, 2018 and 2017, respectively. In general, the amount of cash flow provided or used by the aggregate of trade accounts payable, inventories and trade accounts receivable depends upon how effectively the Company manages the cash conversion cycle, which represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period. Accounts receivable cash use improved compared to prior-year same period primarily due to lower net sales in the Americas. Inventory cash use increased compared to the same period in the prior year and is primarily due to increased inventory in EMEA and Americas for customer projects, as well as the aforementioned supply chain issues. The supply chain issues are primarily resolved and are anticipated to

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

convert to cash within the year. Accounts payable cash use improved primarily related to reduced spending in EMEA and the Americas.

•
In the aggregate, the other combined certain assets and liabilities used $18.3 and provided $1.8 of operating cash during the three months ended March 31, 2018 and 2017, respectively. The increase in use was primarily due to a reduction in deferred revenue cash provided by the collection of customer prepayments, mainly on service contracts, compared to the same period in the prior year as well as the timing of payments of VAT in EMEA and the Americas.

The most significant changes in adjustments to net income includes increased depreciation and amortization expense and additional share-based compensation. Depreciation and amortization expense increased $8.5 to $67.1 during the three months ended March 31, 2018 compared to $58.6 during the same period in 2017 primarily due to incremental intangible assets amortization expense related to the finalization of purchase accounting. Share-based compensation increased $6.9 to $13.7 for the three months ended March 31, 2018 primarily due to a change in non-substantive vesting terms of certain awards and an increased number of unvested awards granted. Adjustments to net income also includes (gain) loss on sale of assets, net, which consists primarily of the gains from the sale of a building in North America.

Investing Activities

Net cash provided by investing activities was $39.1 and a use of $29.0 for the three months ended March 31, 2018 and 2017, respectively. The maturities and purchases of investments primarily relate to short-term investment activity in Brazil. The proceeds from the sale of assets primarily include cash from the sale of a building in North America. The $68.1 change was primarily due to the utilization of short-term investments in Brazil for cash needs across the organization.

Financing Activities

Net cash used by financing activities was $91.4 and $72.5 for the three months ended March 31, 2018 and 2017, respectively, an increase of $18.9. The change was primarily due to an additional $35.8 in debt repayments, net of borrowings primarily related to payment of the Revolving Facility and lower cash distributions of $15.2 to noncontrolling interests primarily related to Diebold Nixdorf AG which was paid in March 2017. Refer to note 11 to the condensed consolidated financial statements for details of the Company's cash flows related to debt borrowings and repayments.

Debt As of March 31, 2018, the Company had various international short-term uncommitted lines of credit with borrowing limits of $213.2. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of March 31, 2018 and December 31, 2017 was 9.16 percent and 9.17 percent, respectively. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at March 31, 2018 was $193.9.

The Credit Agreement includes the Revolving Facility in the amount of up to $520.0 and the Term Loan A Facility in the amount of up to $230.0. On December 23, 2020, the Term Loan A Facility will mature and the Revolving Facility will automatically terminate. The weighted-average interest rate on outstanding Revolving Facility borrowings as of December 31, 2017 was 3.63 percent which is variable based on the LIBOR. The amount available under the Revolving Facility as of March 31, 2018 was $520.0.

The Company has $400.0 aggregate principal amount of 2024 Senior Notes which are and will be guaranteed by certain of the Company’s existing and future domestic subsidiaries and expire in 2024.

On May 9, 2017, the Company entered into the Incremental Agreement which reduced the initial Term Loan B Facility of a $1,000.0 U.S. dollar-denominated tranche to $475.0. The reduction was funded using the $250.0 proceeds drawn from the Delayed Draw Term Loan A Facility, a replacement of $70.0 with Term Loan B Facility - Euro and previous principal payments.

In connection with the Incremental Agreement, the interest rate with respect to the Term Loan B Facility - USD is based on, at the Company’s option, adjusted LIBOR plus 2.75 percent (with a floor of 0.00 percent) or ABR plus 1.75 percent (with an ABR floor of 1.00 percent) and the interest rate with respect to the Term Loan B Facility - Euro is based on adjusted EURIBOR plus 3.00 percent (with a floor of 0.00 percent).

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

The Incremental Amendment also renewed the repricing premium of 1.00 percent in relation to the Term Loan B Facility, removed the requirement to prepay the Repriced Dollar Term Loan and the repriced Euro Term Loan upon any asset sale or casualty event if the Company is below a Total Net Leverage Ratio of 2.5:1.0 on a pro forma basis for such asset sale or casualty event and provides additional restricted payments and investment carveouts in regards to certain assets acquired. All other material provisions under the Credit Agreement were unchanged.

On April 17, 2018, the Company entered into an amendment to its Credit Agreement which modified its calculation of total net debt and its maximum allowable Leverage Ratio. The Credit Agreement financial covenant ratios at March 31, 2018 are as follows:

•	a maximum Leverage Ratio of 4.25 to 1.00 as of March 31, 2018 (increasing to 4.75 on June 30, 2018, reducing to 4.50 on December 31, 2018, and then further reduced to 4.25 on December 31, 2019); and

•	a minimum Coverage Ratio of not less than 3.00 to 1.00

Below is a summary of financing and replacement facilities information:

Financing and Replacement Facilities	Interest Rate Index and Margin	Maturity/Termination Dates	Initial Term (Years)
Credit Agreement facilities
Revolving Facility	LIBOR + 1.75%	December 2020	5
Term Loan A Facility	LIBOR + 1.75%	December 2020	5
Delayed Draw Term Loan A Facility	LIBOR + 1.75%	December 2020	5
Term Loan B Facility - USD	LIBOR(i) + 2.75%	November 2023	7.5
Term Loan B Facility - Euro	EURIBOR(ii) + 3.00%	November 2023	7.5
2024 Senior Notes	8.5%	April 2024	8

(i)	LIBOR with a floor of 0.0%.

(ii)	EURIBOR with a floor of 0.0%.

The debt facilities under the Credit Agreement are secured by substantially all assets of the Company and its domestic subsidiaries that are borrowers or guarantors under the Credit Agreement, subject to certain exceptions and permitted liens.

The Company's financing agreements contain various financial covenants, including net debt to capitalization, net debt to EBITDA and net interest coverage ratio. As of March 31, 2018, the Company was in compliance with the financial and other covenants in its debt agreements.

Dividends The Company paid dividends of $7.7 and $7.6 in the three months ended March 31, 2018 and 2017, respectively. Quarterly dividends were $0.10 per share for the both three months ended March 31, 2018 and 2017.

In May 2018, the Company announced its decision to reallocate future dividend funds towards debt reduction and other capital resource needs.

Contractual Obligations In the first three months ended of 2017, the Company entered into purchase commitments due within one year for materials through contract manufacturing agreements for a total negotiated price. At March 31, 2018, the Company had purchase commitments due within one year totaling $3.5 for materials through contract manufacturing agreements at negotiated prices.

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

Except for the items noted above, all contractual cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at March 31, 2018 compared to December 31, 2017.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Off-Balance Sheet Arrangements The Company enters into various arrangements not recognized in the condensed consolidated balance sheets that have or could have an effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources. The principal off-balance sheet arrangements that the Company enters into are guarantees, operating leases and sales of finance receivables. The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, regulatory agencies and insurance providers. If the Company is not able to make payment, the suppliers, regulatory agencies and insurance providers may draw on the pertinent bank. Refer to note 9 to the condensed consolidated financial statements for further details of guarantees. The Company has sold finance receivables to financial institutions while continuing to service the receivables. The Company records these sales by removing finance receivables from the condensed consolidated balance sheets and recording gains and losses in the condensed consolidated statements of operations.

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

Management believes there have been no significant changes during the three months ended March 31, 2018 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s annual report on Form 10-K for the year ended December 31, 2017.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Some of the risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements include, but are not limited to:

•	the ultimate impact of the DPLTA with Diebold Nixdorf AG and the outcome of the appraisal proceedings initiated in connection with the implementation of the DPLTA;

•	the ultimate outcome and results of integrating the operations of the Company and Diebold Nixdorf AG;

•	the ultimate outcome of the Company’s pricing, operating and tax strategies applied to Diebold Nixdorf AG and the ultimate ability to realize cost reductions and synergies;

•	the Company's ability to successfully operate its strategic alliances in China;

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2018
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

•
whether the Company will continue to pay cash dividends on its common shares, which will be evaluated in light of the Company's results of operations, cash flow and financial condition and other factors;

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

•
the Company's ability to achieve benefits from its cost-reduction initiatives and other strategic initiatives, including its planned restructuring actions, as well as as its business process outsourcing initiative.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

On August 15, 2016, the Company designated its €350.0 euro-denominated Term Loan B Facility as a net investment hedge of its investments in certain subsidiaries that use the euro as their functional currency in order to reduce volatility in stockholders' equity caused by the changes in foreign currency exchange rates of the euro with respect to the U.S. dollar. Effectiveness is assessed at least quarterly by confirming that the respective designated net investments' net equity balances at the beginning of any period collectively continues to equal or exceed the balance outstanding on the Company's euro-denominated term loan. Changes in value that are deemed effective are accumulated in AOCI. When the respective net investments are sold or substantially liquidated, the balance of the cumulative translation adjustment in AOCI will be reclassified into earnings. The net gain (loss) recognized in AOCI on net investment hedge foreign currency borrowings was $(5.8) and $(6.1) for the three months ended March 31, 2018 and 2017, respectively. On March 30, 2017, the Company de-designated €130.6 of its euro-denominated Term Loan B Facility and on May 9, 2017, the Company designated an additional €66.8 of its euro-denominated Term Loan B Facility as a result of its repricing described under note 11. On September 21, 2017, the Company de-designated €100.0 of its euro-denominated Term Loan B Facility.

Refer to the Company’s annual report on Form 10-K for the year ended December 31, 2017 for a discussion of market risk exposures. There have been no material changes in this information since December 31, 2017.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2018
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

In connection with the preparation of this quarterly report on Form 10-Q, the Company's management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that such disclosure controls and procedures were effective as of March 31, 2018.

Change in Internal Controls

During the quarter ended March 31, 2018, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2018
(in millions, except share and per share amounts)

Part II – Other Information
Item 1: Legal Proceedings

At March 31, 2018, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims.

For more information regarding legal proceedings, please refer to Part I, Item 3 of the Company's annual report on Form 10-K for the year ended December 31, 2017. There have been no material developments with respect to the legal proceedings reported in the Company's annual report on Form 10-K for the year ended December 31, 2017.

Item 1A: Risk Factors

Refer to the Company’s annual report on Form 10-K for the year ended December 31, 2017. There has been no material change to this information since December 31, 2017.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Information concerning the Company’s share repurchases made during the first quarter of 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
January	3,642	$18.89	—	2,426,177
February	148,508	$16.28	—	2,426,177
March	824	$17.17	—	2,426,177
Total	152,974	$16.34	—

(1)	All shares were surrendered or deemed surrendered to the Company in connection with the Company’s share-based compensation plans.

(2)
The total number of shares repurchased as part of the publicly announced share repurchase plan since its inception was 13,450,772 as of March 31, 2018. The plan was approved by the Board of Directors in 1997. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. The plan has no expiration date. The following table provides a summary of Board of Directors approvals to repurchase the Company’s outstanding common shares:

Total Number of Shares Approved for Repurchase
1997	2,000,000
2004	2,000,000
2005	6,000,000
2007	2,000,000
2011	1,876,949
2012	2,000,000
15,876,949

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2018
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

10.1	Jürgen Wunram Separation Agreement

10.2
Diebold Nixdorf, Incorporated 2017 Equity and Performance Incentive Plan, as amended – incorporated by reference to Exhibit (10.1) to Registrant's Current Report on Form 8-K filed on April 27, 2018 (Commission File No. 1-4879)

10.3
Fifth Amendment, dated as of April 17, 2018, by and among Diebold Nixdorf, Incorporated and the subsidiary borrowers party thereto, as borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto – incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on April 20, 2018 (Commission File No.1-4879)

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

DIEBOLD NIXDORF, INCORPORATED

Date:	May 2, 2018		/s/ Gerrard B. Schmid
		By:	Gerrard B. Schmid
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 2, 2018		/s/ Christopher A. Chapman
		By:	Christopher A. Chapman
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)