Form 10-Q
period 2018-06-30
DIEBOLD NIXDORF, Inc
filed 2018-08-06
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer (Do not check if a smaller reporting company)	☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding as of July 31, 2018 was 76,093,756.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Form 10-Q

Part I – Financial Information
Item 1: Financial Statements
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share and per share amounts)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$299.0	$535.2
Short-term investments	14.5	81.4
Trade receivables, less allowances for doubtful accounts of $60.6 and $71.7, respectively	809.3	830.1
Inventories	820.9	737.0
Prepaid expenses	62.0	65.7
Income taxes	66.5	73.4
Other current assets	220.0	185.6
Total current assets	2,292.2	2,508.4
Securities and other investments	96.9	96.8
Property, plant and equipment, net of accumulated depreciation and amortization of $428.5 and $418.8, respectively	338.3	364.5
Goodwill	998.6	1,117.1
Deferred income taxes	285.1	293.8
Customer relationships, net	582.4	633.3
Other intangible assets, net	122.1	140.5
Other assets	93.0	95.8
Total assets	$4,808.6	$5,250.2
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities
Notes payable	$68.5	$66.7
Accounts payable	566.2	562.2
Deferred revenue	416.1	437.5
Payroll and other benefits liabilities	168.9	198.9
Other current liabilities	432.4	534.1
Total current liabilities	1,652.1	1,799.4
Long-term debt	1,816.6	1,787.1
Pensions, post-retirement and other benefits	255.8	266.4
Deferred income taxes	255.4	287.1
Other liabilities	99.0	111.3
Commitments and contingencies
Redeemable noncontrolling interests	468.6	492.1
Equity
Diebold Nixdorf, Incorporated shareholders' equity
Preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Common shares, $1.25 par value, 125,000,000 authorized shares, 91,242,389 and 90,524,360 issued shares, 76,092,237 and 75,558,544 outstanding shares, respectively	114.1	113.2
Additional capital	740.9	721.5
Retained earnings	215.8	399.0
Treasury shares, at cost (15,150,152 and 14,965,816 shares, respectively)	(570.3)	(567.4)
Accumulated other comprehensive loss	(273.5)	(196.3)
Total Diebold Nixdorf, Incorporated shareholders' equity	227.0	470.0
Noncontrolling interests	34.1	36.8
Total equity	261.1	506.8
Total liabilities, redeemable noncontrolling interests and equity	$4,808.6	$5,250.2
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales
Services and software	$716.3	$687.9	$1,428.0	$1,371.5
Products	389.3	446.0	741.8	865.2
	1,105.6	1,133.9	2,169.8	2,236.7
Cost of sales
Services and software	559.7	536.4	1,098.9	1,041.9
Products	326.2	359.7	610.3	714.5
	885.9	896.1	1,709.2	1,756.4
Gross profit	219.7	237.8	460.6	480.3
Selling and administrative expense	219.8	236.8	447.7	483.8
Research, development and engineering expense	40.6	38.8	82.3	80.2
Impairment of assets	90.0	—	90.0	3.1
(Gain) loss on sale of assets, net	0.8	(7.7)	(6.9)	(8.1)
	351.2	267.9	613.1	559.0
Operating profit (loss)	(131.5)	(30.1)	(152.5)	(78.7)
Other income (expense)
Interest income	1.9	5.1	5.4	11.5
Interest expense	(28.4)	(32.2)	(54.4)	(63.0)
Foreign exchange gain (loss), net	(3.1)	(4.6)	(4.5)	(7.7)
Miscellaneous, net	(1.9)	1.9	(0.9)	3.2
Income (loss) before taxes	(163.0)	(59.9)	(206.9)	(134.7)
Income tax expense (benefit)	(29.6)	(36.3)	(10.2)	(58.9)
Net income (loss)	(133.4)	(23.6)	(196.7)	(75.8)
Net income attributable to noncontrolling interests	5.1	7.0	12.7	13.6
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(138.5)	$(30.6)	$(209.4)	$(89.4)

Basic weighted-average shares outstanding	76.0	75.5	75.9	75.4
Diluted weighted-average shares outstanding	76.0	75.5	75.9	75.4

Net income (loss) attributable to Diebold Nixdorf, Incorporated
Basic earnings (loss) per share	$(1.82)	$(0.41)	$(2.76)	$(1.19)
Diluted earnings (loss) per share	$(1.82)	$(0.41)	$(2.76)	$(1.19)

Dividends declared and paid per common share	$—	$0.10	$0.10	$0.20
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income (loss)	$(133.4)	$(23.6)	$(196.7)	$(75.8)
Other comprehensive income (loss), net of tax
Adoption of accounting standard	—	—	(29.0)	—
Translation adjustment	(81.3)	79.9	(63.1)	129.2
Foreign currency hedges (net of tax of $(2.2), $(2.5), $(1.1) and $(1.3), respectively)	8.7	5.6	5.9	3.4
Interest rate hedges
Net gain (loss) recognized in other comprehensive income (net of tax of $(0.4), $0.4, $(1.1) and $(0.4), respectively)	0.5	(0.5)	2.7	1.5
Reclassification adjustment for amounts recognized in net income	0.8	(0.1)	1.2	(0.4)
	1.3	(0.6)	3.9	1.1
Pension and other post-retirement benefits
Net actuarial gain (loss) amortization (net of tax of $(0.6), $(0.5), $(0.2) and $1.0, respectively)	1.8	0.9	3.6	(3.0)
Other comprehensive income (loss), net of tax	(69.5)	85.8	(78.7)	130.7
Comprehensive income (loss)	(202.9)	62.2	(275.4)	54.9
Less: comprehensive income attributable to noncontrolling interests	3.3	8.7	10.9	15.3
Comprehensive income (loss) attributable to Diebold Nixdorf, Incorporated	$(206.2)	$53.5	$(286.3)	$39.6
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Six Months Ended
	June 30,
	2018	2017
Cash flow from operating activities
Net income (loss)	$(196.7)	$(75.8)
Adjustments to reconcile net income (loss) to cash flow used by operating activities:
Depreciation and amortization	130.7	116.6
Share-based compensation	20.3	15.0
Gain on sale of assets, net	(6.9)	(8.1)
Impairment of assets	90.0	3.1
Deferred income taxes	(66.2)	(63.4)
Other	(1.7)	2.7
Changes in certain assets and liabilities, net of the effects of acquisitions
Trade receivables	(5.0)	(85.6)
Inventories	(111.9)	(32.0)
Accounts payable	15.4	36.4
Income taxes	(8.2)	(23.3)
Prepaid and other current assets	(40.2)	(39.5)
Deferred revenue	(10.9)	15.9
Accrued salaries, wages and commissions	(23.8)	21.3
Warranty liability	(18.0)	(15.3)
Certain other assets and liabilities	(23.5)	(53.8)
Net cash provided (used) by operating activities	(256.6)	(185.8)
Cash flow from investing activities
Capital expenditures	(30.6)	(26.4)
Payment for acquisitions	(5.8)	(2.4)
Proceeds from maturities of investments	158.5	145.0
Payments for purchases of investments	(91.1)	(173.7)
Proceeds from sale of assets	10.5	11.4
Increase in certain other assets	(11.3)	(17.6)
Net cash provided (used) by investing activities	30.2	(63.7)
Cash flow from financing activities
Dividends paid	(7.7)	(15.3)
Debt issuance costs	(0.9)	(1.1)
Revolving credit facility (repayments) borrowings, net	65.0	119.1
Other debt borrowings	34.2	370.3
Other debt repayments	(57.6)	(416.5)
Distributions and payments to noncontrolling interest holders	(29.1)	(16.3)
Issuance of common shares	—	0.3
Repurchase of common shares	(2.9)	(4.5)
Net cash provided (used) by financing activities	1.0	36.0
Effect of exchange rate changes on cash and cash equivalents	(10.8)	12.1
Increase (decrease) in cash and cash equivalents	(236.2)	(201.4)
Cash and cash equivalents at the beginning of the period	535.2	652.7
Cash and cash equivalents at the end of the period	$299.0	$451.3
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2018
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

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s annual report on Form 10-K for the year ended December 31, 2017. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may involve risks and uncertainties that could significantly impact expected future results. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of results to be expected for the full year.

In connection with recent changes in the Company's leadership, beginning with the second quarter of 2018, the Company's reportable operating segments are be based on the following solutions: Eurasia Banking, Americas Banking and Retail. As a result, the Company reclassified comparative periods for consistency.

The Company has reclassified the presentation of certain prior-year information to conform to the current presentation. The Company included finance lease receivables of $12.8 and $14.4 in other assets as of June 30, 2018 and December 31, 2017, respectively, in the condensed consolidated balance sheets.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Recently Adopted Accounting Guidance

Standards Adopted	Description	Effective Date
Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers
The standard replaced the most recent previously existing revenue recognition guidance in U.S. GAAP and required additional financial statement disclosures. The standard requires revenue to be recognized when the Company expects to be entitled in exchange for the transfer of promised goods or services to customers. The standard was adopted using a modified retrospective approach to open contracts as of the effective date, January 1, 2018. The standard is intended to reduce potential for diversity in practice at initial application and reducing the cost and complexity of applying Topic 606 both at transition and prospectively. As a result of the adoption, the cumulative increase to the Company's retained earnings at January 1, 2018 was $4.6.
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

January 1, 2018
ASU 2017-12, Derivatives and Hedging: Target Improvements to Accounting for Hedging Activities
The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. For existing hedges as of the date of the adoption, the Company eliminated a minimal amount of ineffectiveness by means of a cumulative-effect adjustment to accumulated other comprehensive income (AOCI) with a corresponding adjustment to retained earnings. As a result of the standard, $0.2 and $2.8 was included in net sales for the three and six months ended June 30, 2018, respectively, and $0.1 in cost of sales for the six months ended June 30, 2018.

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
FORM 10-Q as of June 30, 2018
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

January 1, 2021
This guidance also includes amendments to the XBRL Taxonomy. For public business entities, the amendments in ASU 2018-05 are effective for fiscal years ending after December 15, 2020 and early adoption is permitted. The Company does not expect adoption of this guidance to have a significant impact on its condensed consolidated financial statements.

Note 2: Revenue

Revenue is measured based on consideration specified in a contract with a customer and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer.

The Company's payment terms vary depending on the individual contracts and are generally fixed fee. The Company recognizes advance payments and billings in excess of revenue recognized as deferred revenue. In certain contracts where services are provided prior to billing, the Company recognizes a contract asset within trade receivables and other current assets.

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

Nature of goods and services

The following is a description of principal solutions offered within the Company's two main industry segments that generate the Company's revenue. For more detailed information about reportable operating segments, see note 20.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The Company provides its banking customers product-related services which include proactive monitoring and rapid resolution of incidents through remote service capabilities or an on-site visit. First and second line maintenance, preventive maintenance and on-demand services keep the distributed assets of the Company's customers up and running through a standardized incident management process. Managed services and outsourcing consists of the end-to-end business processes, solution management, upgrades and transaction processing. The Company also provides a full array of cash management services, which optimizes the availability and cost of physical currency across the enterprise through efficient forecasting, inventory and replenishment processes.

Banking and retail services may be sold separately or in bundled packages. The typical contract length for service is generally one year and is billed and paid in advance except for installations, among others.

The Company's hardware-agnostic software applications facilitate millions of transactions via automated teller machines (ATMs), point of sale (POS) terminals, kiosks, and other self-service devices. The Company provides its banking customers front-end applications for consumer connection points and back-end platforms that manage channel transactions, operations and integration. For retail customers, the Company provides a comprehensive, modular solution capable of enabling the most advanced omnichannel retail use cases. The Company's platform software is installed within bank and retail data centers to facilitate omnichannel transactions, endpoint monitoring, remote asset management, customer marketing, merchandise management and analytics. These offerings include highly configurable, application program interface (API) enabled software that automates legacy banking transactions across channels.

The Company’s software solution includes its professional services team, who provides systems integration, customization, consulting and project management. The Company’s advisory services team collaborates with its customers to help define optimal user experience, improve business processes, refine existing staffing models and deploy technology to meet branch and store automation objectives.

Software licenses and professional services may be sold separately or in bundled packages. Software licenses when bundled with professional services, where the service is modifying the intellectual property (IP), is non-distinct from the professional service. The consideration (including any discounts) is allocated between distinct obligations in a bundle based on their stand-alone selling prices. For items that are not sold separately, the Company estimates stand-alone selling prices using the cost plus expected margin approach or in the case of the software license the residual approach may be used. The Company’s software licenses are functional in nature (the IP has significant stand-alone functionality); as such, the revenue recognition of distinct software license sales is at the point in time that the customer obtains control of the rights granted by the license. Revenue from professional services are recognized over time, because the customer simultaneously receives and consumes the benefits of the Company’s performance as the services are performed or when the Company’s performance creates an asset with no alternative use to the Company and the Company has an enforceable right to payment for performance completed to date. Generally revenue will be recognized using an input measure, typically costs incurred.

Products for banking customers consists of cash recyclers and dispensers, intelligent deposit terminals, teller automation tools and kiosk technologies, as well as physical security solutions. The retail product portfolio includes modular, integrated and mobile POS and self-checkout (SCO) terminals that meet evolving automation and omnichannel requirements of consumers. Supplementing the POS system is a broad range of peripherals, including printers, scales and mobile scanners, as well as the cash management portfolio which offers a wide range of banknote and coin processing systems. Also in the portfolio, the Company provides self-checkout terminals and ordering kiosks which facilitate an efficient and user-friendly purchasing experience. The Company’s hybrid product line can alternate from an attended operator to self-checkout with the press of a button as traffic conditions warrant throughout the business day.

For bundled packages, the Company accounts for individual services separately if they are distinct. A distinct service is separately identifiable from other items in the bundled package if a customer can benefit from it on its own or with other resources that are readily available to the customer. The consideration (including any discounts) is allocated between separate services or distinct obligations in a bundle based on their stand-alone selling prices. The stand-alone selling prices are determined based on the prices at which the Company separately sells the products or services. For items that are not sold separately, the Company estimates stand-alone selling prices using the cost plus expected margin approach. Revenue on service contracts is recognized ratably over time, generally using an input measure, as the customer simultaneously receives and consumes the benefits of the Company’s performance as the services are performed. In some circumstances, when global service supply chain services are not included in a term contract and rather billed as they occur, revenue on these billed work services are recognized at a point in time as transfer

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

of control occurs. Product revenue is recognized at the point in time that the customer obtains control of the product, which could be upon delivery or upon completion of installation services, depending on contract terms.

Disaggregation of revenue

For additional information related to revenue disaggregation by reportable segment, refer to note 20.

The following table presents information regarding the Company’s revenue by geographic region:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Eurasia Banking
Services and software	$285.0	$281.4	$572.9	$552.0
Products	152.5	192.1	299.7	359.5
Total Eurasia Banking	437.5	473.5	872.6	911.5

Americas Banking
Services and software	269.0	259.6	530.0	535.1
Products	101.6	110.8	174.3	216.9
Total Banking Americas	370.6	370.4	704.3	752.0

Retail
Services and software	162.3	146.9	325.1	284.4
Products	135.2	143.1	267.8	288.8
Total Retail	297.5	290.0	592.9	573.2

Total net sales	$1,105.6	$1,133.9	$2,169.8	$2,236.7

In the following table, revenue is disaggregated by timing of revenue recognition:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Timing of revenue recognition	2018	2017	2018	2017
Products transferred at a point in time	37%	41%	36%	41%
Products and services transferred over time	63%	59%	64%	59%
Net sales	100%	100%	100%	100%

Contract balances

The following table provides 2018 information about receivables and deferred revenue, which represent contract liabilities from contracts with customers:

Contract balance information	Trade Receivable	Contract liabilities
Balance at January 1	$830.1	$437.5
Balance at June 30	$809.3	$416.1

Contract assets are minimal for the periods presented. The amount of revenue recognized in 2018 from performance obligations satisfied (or partially satisfied) in previous periods, mainly due to the changes in the estimate of variable consideration and contract modifications was de minimis. There have been $2.1 and $5.0 during the three months ended June 30, 2018 and 2017, respectively, and $10.9 and $14.8 during the six months ended June 30, 2018 and 2017, respectively, of impairment losses recognized as bad debt related to receivables or contract assets arising from the Company's contracts with customers.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

As of January 1, 2018, the Company had $437.5 of unrecognized deferred revenue constituting the remaining performance obligations that are either unsatisfied (or partially unsatisfied). In 2018, the Company recognized revenue of $179.7 related to the Company's deferred revenue balance at January 1, 2018.

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

The Company also applies the ‘as invoiced’ practical expedient in paragraph 606-10-55-18 related to performance obligations satisfied over time, which permits the Company to recognize revenue in the amount to which it has a right to invoice the customer if that amount corresponds directly with the value to the customer of the Company’s performance completed to date.

Transaction price allocated to the remaining performance obligations

As of June 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $2,600. The Company expects to recognize revenue on the remaining performance obligations over the next twelve months. The Company enters into service agreements with cancellable terms after a certain period without penalty. Unsatisfied obligations reflect only the obligation during the initial term. The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

The Company also applies the ‘as invoiced’ practical expedient in paragraph 606-10-55-18 related to performance obligations satisfied over time which permits the Company to recognize revenue in the amount to which it has a right to invoice the customer if that amount corresponds directly with the value to the customer of the Company’s performance completed to date.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2018
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

The Company applied Topic 606 using the cumulative effect method - i.e., by recognizing the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of equity at January 1, 2018. Therefore, the comparative information has not been adjusted and continues to be reported under Topic 605. The Company applied the practical expedient related to assessment of contract modifications, whereby the Company is essentially allowed to use hindsight when assessing the effect of a modification and accounting for the modified contract as if it existed from the beginning of the original contract.

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

Impacts on financial statements

The following tables summarize the impacts of adopting Topic 606 on the Company’s condensed consolidated financial statements as of and for the period ended June 30, 2018 as if the Company continued to follow its accounting policies under the previous revenue recognition guidance.

	Impact of changes in accounting policy for the six months ended June 30, 2018 (unaudited)
	As Reported	Adjustments	Balances without adoption of Topic 606
Trade receivables, less allowances for doubtful accounts of $60.6 and $71.7, respectively	$809.3	$(6.8)	$802.5
Inventories	$820.9	$18.8	$839.7
Deferred revenue	$416.1	$23.6	$439.7
Deferred income taxes	$255.4	$(2.8)	$252.6
Retained earnings	$215.8	$(8.8)	$207.0

The impact to net sales and cost of sales would have been decreases of $14.7 and $8.2, respectively, for the three months ended June 30, 2018 and $13.8 and $8.6, respectively, for the six months ended June 30, 2018. The impact after tax was $(4.6) and $(3.6) for the three and six months ended June 30, 2018, respectively, and was primarily a result of timing of deferred revenue related to products and software for certain amounts being recognized that would have previously been deferred, and certain amounts being deferred that would have previously been recognized.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 3: Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per share includes the dilutive effect of potential common shares outstanding. Under the two-class method of computing earnings (loss) per share, non-vested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities. The Company’s participating securities include restricted stock units (RSUs), director deferred shares and shares that were vested but deferred by employees. The Company calculated basic and diluted earnings (loss) per share under both the treasury stock method and the two-class method. For the three and six months ended June 30, 2018 and 2017, there were no differences in the earnings (loss) per share amounts calculated under the two methods. Accordingly, the treasury stock method is disclosed below.

The following table represents amounts used in computing earnings (loss) per share and the effect on the weighted-average number of shares of dilutive potential common shares:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator
Income (loss) used in basic and diluted earnings (loss) per share
Net income (loss)	$(133.4)	$(23.6)	$(196.7)	$(75.8)
Net income attributable to noncontrolling interests	5.1	7.0	12.7	13.6
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(138.5)	$(30.6)	$(209.4)	$(89.4)
Denominator
Weighted-average number of common shares used in basic earnings (loss) per share	76.0	75.5	75.9	75.4
Weighted-average number of shares used in diluted earnings (loss) per share (1)	76.0	75.5	75.9	75.4
Net income (loss) attributable to Diebold Nixdorf, Incorporated
Basic earnings (loss) per share	$(1.82)	$(0.41)	$(2.76)	$(1.19)
Diluted earnings (loss) per share	$(1.82)	$(0.41)	$(2.76)	$(1.19)

Anti-dilutive shares
Anti-dilutive shares not used in calculating diluted weighted-average shares	5.0	2.9	4.4	2.6

(1)
Incremental shares of 0.7 and 1.0 shares for the three months ended June 30, 2018 and 2017, respectively, and 0.8 and 0.9 shares for the six months ended June 30, 2018 and 2017, respectively, would have been included in the weighted-average number of shares used in diluted earnings (loss) per share used in the computation of diluted earnings (loss) per share because their effects are dilutive.

In May 2018, the Company announced its decision to reallocate future dividend funds towards debt reduction and other capital resource needs.

Note 4: Share-Based Compensation

The Company’s share-based compensation payments to employees are recognized based on their grant-date fair values during the period in which the employee is required to provide services in exchange for the award. Share-based compensation is primarily recognized as a component of selling and administrative expense. Total share-based compensation expense was $6.6 and $8.2 for the three months ended June 30, 2018 and 2017, respectively, and was $20.3 and $15.0 for the six months ended June 30, 2018 and 2017, respectively.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Options outstanding and exercisable as of June 30, 2018 are included under the Company’s 1991 Equity and Performance Incentive Plan (as Amended and Restated as of February 12, 2014) (the 1991 Plan) and the Company's 2017 Equity and Performance Incentive Plan (the 2017 Plan). In conjunction with the appointment of the Chief Executive Officer on February 21, 2018, the board approved the grant of options, performance share units and RSUs outside of the the 2017 Plan. Changes during the six months ended June 30, 2018 were as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
		(per share)	(in years)
Outstanding at January 1, 2018	2.3	$29.68
Granted	0.5	$17.54
Outstanding at June 30, 2018	2.8	$27.28	7	$—
Options exercisable at June 30, 2018	1.6	$30.51	6	$—
Options vested and expected to vest(2) at June 30, 2018	2.7	$27.46	7	$—

(1)
The aggregate intrinsic value (the difference between the closing price of the Company’s common shares on the last trading day of the second quarter of 2018 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders exercised their options on June 30, 2018. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common shares.

(2)	The options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding non-vested options.

The following table summarizes information on non-vested RSUs and performance shares relating to employees and non-employee directors for the six months ended June 30, 2018:

	Number of Shares	Weighted-Average Grant-Date Fair Value

RSUs:
Non-vested at January 1, 2018	1.3	$27.76
Forfeited	(0.1)	$22.38
Vested	(0.7)	$28.49
Granted	1.3	$17.82
Non-vested at June 30, 2018	1.8	$20.59
Performance Shares:
Non-vested at January 1, 2018	2.5	$31.37
Forfeited	(0.6)	$29.68
Vested	(0.2)	$32.38
Granted	1.6	$22.64
Non-vested at June 30, 2018	3.3	$26.93

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

As of June 30, 2018, there were 0.1 non-employee director deferred shares vested and outstanding.

On April 25, 2018, the Company's shareholders approved amendments to the 2017 Plan, which provide for an additional 1.2  common shares available for award. The 2017 Plan is expected to attract and retain directors, officers and employees of the Company by providing incentives and rewards for performance.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 5: Income Taxes

The effective tax rate on loss from continuing operations was 18.2 percent for the three months ended June 30, 2018 and 4.9 percent for the six months ended June 30, 2018. The benefit on the losses for these periods was decreased primarily due to nondeductible permanent discrete adjustment associated with the $90.0 of goodwill impairment charge and the impacts of the Tax Act, more specifically, impacts related to the global intangible low-taxed income (GILTI) on the estimated annual tax rate. The effective tax rate could vary in future periods based on the Company’s earnings before taxes and clarifications around the Tax Act.

The effective tax rate on loss from continuing operations was 60.6 percent for the three months ended June 30, 2017 and 43.7 percent for the six months ended June 30, 2017. The tax rate on the loss for the three and six months ended June 30, 2017 was increased due to the jurisdictional income (loss) mix and varying statutory rates in the Company’s global footprint. These increases to the overall tax rate for these periods was offset in part by additional discrete expense items recognized in the quarter related to uncertain tax positions.

Note 6: Inventories

Major classes of inventories are summarized as follows:

	June 30, 2018	December 31, 2017
Finished goods	$349.4	$301.9
Service parts	266.4	270.6
Raw materials and work in process	205.1	164.5
Total inventories	$820.9	$737.0

The increase in finished goods inventory was primarily attributable to increased inventory in Germany, India and Philippines to satisfy various customer projects and favorable buying opportunities. Raw materials and work in process inventory increased primarily due to a build up of inventory in the U.S. to satisfy a recent large retail customer and certain supply chain issues.

Note 7: Investments

The Company’s investments, primarily in Brazil, consist of certificates of deposit that are classified as available-for-sale and stated at fair value based upon quoted market prices. Unrealized gains and losses are recorded in AOCI. Realized gains and losses are recognized in investment income and are determined using the specific identification method. There were no realized gains from the sale of securities or proceeds from the sale of available-for-sale securities for the three and six months ended June 30, 2018 and 2017.

The Company’s investments subject to fair value measurement consist of the following:

	Cost Basis	Unrealized Gain	Fair Value
As of June 30, 2018
Short-term investments
Certificates of deposit	$14.5	$—	$14.5
Long-term investments
Assets held in a rabbi trust	$6.7	$0.8	$7.5

As of December 31, 2017
Short-term investments
Certificates of deposit	$81.4	$—	$81.4
Long-term investments
Assets held in a rabbi trust	$8.3	$1.1	$9.4

The Company has certain strategic alliances that are not consolidated. The Company tests these strategic alliances annually, individually and in aggregate, to determine materiality. The Company owns 40.0 percent of Inspur (Suzhou) Financial Technology Service Co. Ltd. (Inspur JV) and 43.6 percent of Aisino-Wincor Retail & Banking Systems (Shanghai) Co., Ltd. (Aisino JV). The Company engages in transactions in the ordinary course of business with its strategic alliances. The Company's strategic alliances

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

are not significant subsidiaries and are accounted for under the equity method of investments. As of June 30, 2018 and December 31, 2017, the Company had accounts receivable with these affiliates of $12.2 and $15.6, respectively, which are included in trade receivables, less allowances for doubtful accounts on the condensed consolidated balance sheets. As of June 30, 2018 and December 31, 2017, the Company had accounts payable balances with these affiliates of $17.2 and $17.8, respectively, which are included in accounts payables on the condensed consolidated balance sheets.

In May 2017, the Company announced a strategic partnership with Kony, a leading enterprise mobility and application company, to offer white label mobile application solutions for financial institutions and retailers. The Company acquired a minority equity stake in Kony, which is accounted for using the cost method of accounting. As of June 30, 2018, the Company's carrying value in Kony was $14.0 and the fair value was not estimated as there were no events or changes in circumstances in the investment.

Securities and other investments also includes a cash surrender value of insurance contracts of $79.9 and $79.8 as of June 30, 2018 and December 31, 2017, respectively. In addition, it includes an interest rate swap asset carrying value of $9.5 and $7.6 as of June 30, 2018 and December 31, 2017, respectively, which also represents fair value (refer to note 18).

The Company has finance lease receivables of $12.8 and $14.4 in other assets as of June 30, 2018 and December 31, 2017, respectively, in the condensed consolidated balance sheets.

There were no significant changes in provision for credit losses, recoveries and write-offs during the six months ended June 30, 2018 and 2017. As of June 30, 2018, finance leases and notes receivable individually evaluated for impairment were $25.1 and $10.6, respectively, with no provision recorded. As of June 30, 2017, finance leases and notes receivable individually evaluated for impairment were $43.2 and $20.8, respectively.

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

As of June 30, 2018 and December 31, 2017, the recorded investment in past due financing receivables on nonaccrual status was $0.5 and $0.6, respectively, and there were no recorded investments in finance receivables past due 90 days or more and still accruing interest. The recorded investment in impaired notes receivable was $4.1 as of June 30, 2018 and December 31, 2017 and was fully reserved and as of June 30, 2018 are all greater than 89 days past due.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 8: Goodwill and Other Assets

As of June 30, 2018, the Company’s three reportable operating segments are Eurasia Banking, Americas Banking and Retail. The Company has allocated goodwill to its Eurasia Banking, Americas Banking and Retail reportable operating segments. The changes in carrying amounts of goodwill within the Company's segments are summarized as follows:

	Eurasia Banking	Americas Banking	Retail	Total
Goodwill	$513.0	$425.4	$350.6	$1,289.0
Accumulated impairment losses	(168.7)	(122.0)	—	(290.7)
Balance at January 1, 2017	$344.3	$303.4	$350.6	$998.3
Goodwill acquired	1.6	—	4.0	5.6
Goodwill adjustment	(1.1)	(1.0)	(0.8)	(2.9)
Currency translation adjustment	71.8	2.2	42.1	116.1
Goodwill	$585.3	$426.6	$395.9	$1,407.8
Accumulated impairment losses	(168.7)	(122.0)	—	(290.7)
Balance at December 31, 2017	$416.6	$304.6	$395.9	$1,117.1
Currency translation adjustment	(14.9)	(4.5)	(9.1)	(28.5)
Goodwill	$570.4	$422.1	$386.8	$1,379.3
Impairment	(53.5)	—	(36.5)	(90.0)
Accumulated impairment losses	(222.2)	(122.0)	(36.5)	(380.7)
Balance at June 30, 2018	$348.2	$300.1	$350.3	$998.6

In 2018, the Company acquired the remaining portion of the noncontrolling interest in its China operations for $5.8 for which no goodwill was recorded. In 2017, the $5.6 acquired goodwill from Moxx Group B.V. (Moxx) and Visio Objekt GmbH (Visio) primarily relates to anticipated synergies achieved through increased scale and higher utilization of the service organization.

The Company has identified four reporting units, which are Eurasia Banking, Americas Banking, Europe, Middle East and Africa (EMEA) Retail and Rest of World Retail. Management determined that the Eurasia Banking, Rest of World Retail and EMEA Retail reporting units had excess fair value of $64.2 or 5.2 percent, $20.5 or 18.8 percent and $134.6 or 21.4 percent, respectively, when compared to their carrying amounts. The Americas Banking reporting unit had excess fair value of greater than 80 percent cushion when compared to its carrying amount. Changes in certain assumptions or the Company's failure to execute on the current plan could have a significant impact to the estimated fair value of the reporting units.

During the second quarter of 2018, the Company performed an impairment test of goodwill for all of its line of businesses (LoB) reporting units due to the change in its reportable operating segments. The Company estimated the fair value of its nine LoB reporting unit using a combination of the income valuation and market approach in valuation methodology. The determination of the fair value of the reporting unit requires significant estimates and assumptions, including significant unobservable inputs.  The determination of the fair value of the reporting unit requires significant estimates and assumptions, including significant unobservable inputs. The key inputs included, but were not limited to, discount rates, terminal growth rates, market multiple data from selected guideline public companies, management’s internal forecasts which include numerous assumptions such as projected net sales, gross profit, sales mix, operating and capital expenditures and earnings before interest and taxes margins, among others. Based on the results of the LoB testing, the fair values of each of the Company's reporting units exceed their carrying values except for the Services-Asia Pacific (AP) and Software-EMEA reporting units. Therefore, the Company recognized a non-cash goodwill impairment loss of $90.0 during the second quarter of 2018. In 2017, the Company recorded impairments totaling $3.1 related to information technology (IT) transformation and integration activities.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following summarizes information on intangible assets by major category:

		June 30, 2018			December 31, 2017
	Weighted-average remaining useful lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships, net	7.2 years	$726.7	$(144.3)	$582.4	$741.5	$(108.2)	$633.3

Internally-developed software	2.1 years	203.3	(113.0)	90.3	192.9	(99.8)	93.1
Development costs non-software	0.9 years	53.5	(40.5)	13.0	55.3	(35.1)	20.2
Other intangibles	1.2 years	75.5	(56.7)	18.8	84.5	(57.3)	27.2
Other intangible assets, net		332.3	(210.2)	122.1	332.7	(192.2)	140.5
Total		$1,059.0	$(354.5)	$704.5	$1,074.2	$(300.4)	$773.8

Amortization expense on capitalized software of $8.0 and $9.7 was included in service and software cost of sales for the three months ended June 30, 2018 and 2017, respectively. Amortization expense on capitalized software of $16.8 and $19.3 was included in service and software cost of sales for the six months ended June 30, 2018 and 2017, respectively. The Company's total amortization expense, including deferred financing costs, was $36.7 and $39.5 the three months ended June 30, 2018 and 2017, respectively. The Company's total amortization expense, including deferred financing costs, was $76.6 and $78.9 for the six months ended June 30, 2018 and 2017, respectively.

Note 9: Guarantees and Product Warranties

The Company provides its global operations guarantees and standby letters of credit through various financial institutions for suppliers, customers, regulatory agencies and insurance providers. If the Company is not able to make payments or fulfill contractual obligations, the suppliers, customers, regulatory agencies and insurance providers may draw on the pertinent bank. At June 30, 2018, the maximum future payment obligations related to these various guarantees totaled $168.5, of which $28.0 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2017, the maximum future payment obligations relative to these various guarantees totaled $195.1, of which $28.0 represented standby letters of credit to insurance providers, and no associated liability was recorded.

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

Changes in the Company’s warranty liability balance are illustrated in the following table:

	2018	2017
Balance at January 1	$76.7	$101.6
Current period accruals	5.9	10.3
Current period settlements	(23.2)	(21.9)
Currency translation adjustment	(3.6)	(1.3)
Balance at June 30	$55.8	$88.7

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 10: Restructuring

The following table summarizes the impact of the Company’s restructuring charges on the condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Cost of sales – services and software	$(0.3)	$12.6	$1.7	$15.6
Cost of sales – products	(0.5)	1.0	0.1	1.6
Selling and administrative expense	3.1	2.4	4.4	10.8
Research, development and engineering expense	(0.1)	(1.6)	(0.1)	(0.7)
Total	$2.2	$14.4	$6.1	$27.3

The following table summarizes the Company’s type of restructuring charges by reportable operating segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Severance
Eurasia Banking	$1.2	$3.1	$3.7	$9.1
Americas Banking	0.2	4.0	0.3	3.4
Retail	0.3	8.5	0.8	9.7
Corporate	0.5	(1.2)	1.3	5.1
Total severance	$2.2	$14.4	$6.1	$27.3

DN Now

During the second quarter of 2018, The Company began implementing DN Now to deliver greater, more sustainable profitability. The plan is anticipating savings of approximately $100 from the new customer centric operating model with clear role charters and a global workforce aligned with market demand. Additional near term activities include divesting of non-core businesses, improving service delivery and investing in solutions. The Company anticipates additional restructuring costs of approximately $130 to $150 through the end of the plan primarily related to severance anticipated for completion of the Company's transformation throughout the three solution segments and corporate.

DN2020 Plan

During 2016, the Company launched a multi-year integration and transformation program, known as DN2020. The DN2020 plan focused on the utilization of cost efficiencies and synergy opportunities that result from the transformational acquisition of Wincor Nixdorf AG (Diebold Nixdorf AG), which aligned employee activities with the Company's goal of delivering cost reductions of approximately $240 by the year 2020. The Company incurred restructuring charges of $2.2 and $14.4 for the three months ended June 30, 2018 and 2017, respectively, and $6.0 and $27.3 for the six months ended June 30, 2018 and 2017, respectively, related to DN2020. As of June 30, 2018, the Company has suspended this plan and does not anticipate additional DN2020 restructuring costs.

Delta Program

At the beginning of the 2015, Diebold Nixdorf AG initiated the Delta Program related to restructuring and realignment. As part of a change process that has spanned several years, the Delta Program is designed to hasten the expansion of software and professional services operations and to further enhance profitability in the services business. This program includes expansion in the high-end fields of managed services and outsourcing. It also involves capacity adjustments on the hardware side, enabling the Company to respond more effectively to market volatility while maintaining its abilities with innovation. There were no charges during the periods presented. As of the date of the acquisition of Diebold Nixdorf AG, the restructuring accrual balance acquired was $45.5 and consisted of severance activities. During the third quarter of 2017, the Company recorded a measurement period

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

adjustment of $8.2 to the acquired restructuring accrual resulting in a final fair value of $37.3. As of June 30, 2018, the Company concluded this plan and no additional restructuring costs will be incurred.

Strategic Alliance Plan

During 2016, the Company entered into a strategic alliance plan with the Inspur Group, a Chinese cloud computing and data center company, to develop, manufacture and distribute banking solutions in China. The Company incurred $0.1 restructuring charges during the six months ended June 30, 2018 related to this plan. There were no charges during 2017. The Company anticipates minimal additional restructuring costs to be incurred through the end of the plan.

The following table summarizes the Company's cumulative total restructuring costs by plan as of June 30, 2018:

	DN2020 Plan	Delta Program	Strategic Alliance	Total

Eurasia Banking	$51.5	$0.5	$8.2	$60.2
Americas Banking	13.6	0.2	—	13.8
Retail	15.6	0.7	—	16.3
Corporate	15.1	1.8	—	16.9
Total	$95.8	$3.2	$8.2	$107.2

The following table summarizes the Company’s restructuring accrual balances and related activity for the six months ended June 30:

	2018	2017
Balance at January 1	$54.0	$89.9
Liabilities incurred	6.1	27.3
Liabilities paid/settled	(23.2)	(37.7)
Balance at June 30	$36.9	$79.5

Note 11: Debt

Outstanding debt balances were as follows:

	June 30, 2018	December 31, 2017
Notes payable
Uncommitted lines of credit	$9.6	$16.2
Term Loan A Facility	25.9	23.0
Delayed Draw Term Loan A Facility	18.8	17.2
Term Loan B Facility - USD	4.8	4.8
Term Loan B Facility - Euro	4.8	5.0
Other	4.6	0.5
	$68.5	$66.7
Long-term debt
Revolving Facility	$140.0	$75.0
Term Loan A Facility	163.9	178.3
Delayed Draw Term Loan A Facility	218.8	226.6
Term Loan B Facility - USD	464.3	466.7
Term Loan B Facility - Euro	474.0	489.5
2024 Senior Notes	400.0	400.0
Other	1.7	1.4
	1,862.7	1,837.5
Long-term deferred financing fees	(46.1)	(50.4)
	$1,816.6	$1,787.1

As of June 30, 2018, the Company had various international short-term uncommitted lines of credit with borrowing limits of $198.3. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of June 30,

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

2018 and December 31, 2017 was 8.25 percent and 9.17 percent, respectively, and primarily relate to short-term uncommitted lines of credit in India. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at June 30, 2018 was $188.7.

The cash flows related to debt borrowings and repayments were as follows:

	Six Months Ended
	June 30,
	2018	2017
Revolving credit facility (repayments) borrowings, net	$65.0	$119.1

Other debt borrowings
Proceeds from Delayed Draw Term Loan A Facility under the Credit Agreement	$—	$250.0
Proceeds from Term Loan B Facility - Euro under the Credit Agreement	—	73.3
International short-term uncommitted lines of credit borrowings	34.2	47.0
	$34.2	$370.3

Other debt repayments
Payments on Term Loan A Facility under the Credit Agreement	$(11.5)	$(8.6)
Payments on Delayed Draw Term Loan A Facility under the Credit Agreement	(6.3)	—
Payments on Term Loan B Facility - USD under the Credit Agreement	(2.4)	(323.7)
Payments on Term Loan B Facility - Euro under the Credit Agreement	(2.5)	(2.1)
Payments on European Investment Bank	—	(63.1)
International short-term uncommitted lines of credit and other repayments	(34.9)	(19.0)
	$(57.6)	$(416.5)

The Company has a revolving and term loan credit agreement (the Credit Agreement), with a revolving facility of up to $520.0 (the Revolving Facility) and a secured term loan A facility (the Term Loan A Facility) in the amount of up to $230.0. On December 23, 2020, the Term Loan A Facility will mature and the Revolving Facility will automatically terminate. The weighted-average interest rate on outstanding Revolving Facility borrowings as of June 30, 2018 and December 31, 2017 was 4.13 percent and 3.63 percent, respectively, which is variable based on the London Interbank Offered Rate (LIBOR). The amount available under the Revolving Facility as of June 30, 2018 was $380.0.

The Company has $400.0 aggregate principal amount of senior notes due 2024 (the 2024 Senior Notes), which are and will be guaranteed by certain of the Company’s existing and future domestic subsidiaries and mature in April 2024.

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

The Incremental Agreement also renewed the repricing premium of 1.00 percent in relation to the Term Loan B Facility, removed the requirement to prepay the Repriced Dollar Term Loan and the repriced Euro Term Loan upon any asset sale or casualty event if the Company is below a Total Net Leverage Ratio of 2.5:1.0 on a pro forma basis for such asset sale or casualty event and

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

provides additional restricted payments and investment carveouts in regards to certain assets acquired. All other material provisions under the Credit Agreement were unchanged.

On April 17, 2018, the Company entered into an amendment to its Credit Agreement which modified its calculation of total net debt and its maximum allowable total net debt to the trailing twelve month's adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) leverage ratio (Leverage Ratio). The Credit Agreement financial covenant ratios at June 30, 2018 are as follows:

•	a maximum leverage ratio of 4.75 to 1.00 as of June 30, 2018 (reducing to 4.50 on December 31, 2018, and then further reduced to 4.25 on December 31, 2019); and

•	a minimum adjusted EBITDA to net interest expense coverage ratio (Coverage Ratio) of not less than 3.00 to 1.00

Below is a summary of financing and replacement facilities information:

Financing and Replacement Facilities	Interest Rate Index and Margin	Maturity/Termination Dates	Initial Term (Years)
Credit Agreement facilities
Revolving Facility	LIBOR + 2.00%	December 2020	5
Term Loan A Facility	LIBOR + 2.00%	December 2020	5
Delayed Draw Term Loan A Facility	LIBOR + 2.00%	December 2020	5
Term Loan B Facility - USD	LIBOR(i) + 2.75%	November 2023	7.5
Term Loan B Facility - Euro	EURIBOR(ii) + 3.00%	November 2023	7.5
2024 Senior Notes	8.5%	April 2024	8

(i)	LIBOR with a floor of 0.0%.

(ii)	EURIBOR with a floor of 0.0%.

The debt facilities under the Credit Agreement are secured by substantially all assets of the Company and its domestic subsidiaries that are borrowers or guarantors under the Credit Agreement, subject to certain exceptions and permitted liens.

The Company's financing agreements contain various financial covenants, including net debt to capitalization, net debt to EBITDA and net interest coverage ratio. As of June 30, 2018, the Company was in compliance with the financial and other covenants in its debt agreements. However, the Company’s current operating performance has been below expectations that existed at the time that the financial covenant levels were established, and if financial performance does not improve, we anticipate noncompliance with the net debt to EBITDA financial covenant at the end of the third quarter of 2018. The Company is in process of seeking an amendment to that covenant or obtaining a waiver thereof from our lenders. There can be no assurance that the Company will be successful in obtaining an amendment or waiver on commercially reasonable terms or at all.

Note 12: Redeemable Noncontrolling Interests

Changes in the Company's redeemable noncontrolling interests balance are illustrated in the following table:

	2018	2017
Balance at January 1	$492.1	$44.1
Other comprehensive income	(12.1)	(18.6)
Redemption value adjustment	(8.1)	39.4
Redemption of shares	(3.3)	(2.6)
Reclassification of noncontrolling interest	—	386.7
Balance at June 30	$468.6	$449.0

The Domination and Profit and Loss Transfer Agreement between Diebold Holding Germany Inc. & Co. KGaA (Diebold KGaA), a wholly-owned subsidiary of the Company, and Diebold Nixdorf AG (the DPLTA) became effective by entry in the commercial register at the local court of Paderborn (Germany) on February 14, 2017, at which time, the carrying value of the noncontrolling interest related to the Diebold Nixdorf AG ordinary shares the Company did not acquire of $386.7 and was reclassified to redeemable

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

noncontrolling interest during the first quarter of 2017. For the period of time that the DPLTA is effective, the noncontrolling interest related to the Diebold Nixdorf AG ordinary shares the Company did not acquire will remain in redeemable noncontrolling interest and presented outside of equity in the condensed consolidated balance sheets of the Company. As of June 30, 2018 and December 31, 2017, the balance related to the redeemable noncontrolling interest related to the Diebold Nixdorf AG ordinary shares the Company did not acquire was $439.2 and $454.6, respectively. The change in the balance is related to the euro weakening.

The DPLTA offers the Diebold Nixdorf AG minority shareholders, at their election, (i) the ability to put their Diebold Nixdorf AG ordinary shares to Diebold KGaA in exchange for cash compensation of €55.02 per Diebold Nixdorf AG ordinary share or (ii) to remain Diebold Nixdorf AG minority shareholders and receive a recurring compensation in cash of €2.82 per Diebold Nixdorf AG ordinary share for each full fiscal year of Diebold Nixdorf AG. The redemption value adjustment includes the updated cash compensation pursuant to the DPLTA. In early August 2018, Diebold Nixdorf AG shareholders have requested redemption of approximately 2.4 shares with a value of $160. The Company expects to utilize cash on hand and borrowings under its Revolving Facility to fund the obligations. The ultimate timing and amount of any future cash payments related to the DPLTA are uncertain.

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
FORM 10-Q as of June 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 13: Equity

The following table presents changes in shareholders' equity attributable to Diebold Nixdorf, Incorporated and the noncontrolling interests:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Diebold Nixdorf, Incorporated shareholders' equity
Balance at beginning of period	$426.9	$533.1	$470.0	$591.4
Comprehensive income (loss) attributable to Diebold Nixdorf, Incorporated	(206.2)	53.5	(286.3)	39.6
Common shares	0.3	0.1	0.9	0.7
Additional capital (1)	6.4	8.1	19.4	(24.7)
Treasury shares	(0.4)	0.1	(2.9)	(4.5)
Dividends paid	—	(7.7)	(7.7)	(15.3)
Adoption of accounting standards	—	—	33.6	—
Balance at end of period	$227.0	$587.2	$227.0	$587.2

Noncontrolling interests
Balance at beginning of period	$36.2	$34.8	$36.8	$433.4
Comprehensive income attributable to noncontrolling interests, net	3.3	8.7	10.9	15.3
Reclassification to redeemable noncontrolling interest	—	—	—	(386.7)
Reclassification of guaranteed dividend to accrued liabilities	(3.9)	(6.0)	(8.3)	(11.7)
Distributions to noncontrolling interest holders	—	—	(0.5)	(12.8)
Liquidation of noncontrolling interests	(1.5)	—	(4.8)	—
Balance at end of period	$34.1	$37.5	$34.1	$37.5

(1)	The decrease for the six months ended June 30, 2017 is primarily attributable to the redemption value adjustment to the redeemable noncontrolling interest.

Note 14: Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the Company's AOCI, net of tax, by component for the three months ended June 30, 2018:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2018	$(107.7)	$(8.9)	$12.0	$(101.0)	$0.1	$(205.5)
Other comprehensive income (loss) before reclassifications (1)	(79.8)	8.7	0.5	—	—	(70.6)
Amounts reclassified from AOCI	—	—	0.8	1.8	—	2.6
Net current-period other comprehensive income (loss) (1)	(79.8)	8.7	1.3	1.8	—	(68.0)
Balance at June 30, 2018	$(187.5)	$(0.2)	$13.3	$(99.2)	$0.1	$(273.5)
(1)Other comprehensive income (loss) before reclassifications within the translation component excludes $(1.5) of translation attributable to noncontrolling interests.

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the three months ended June 30, 2017:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2017	$(201.9)	$(7.9)	$6.3	$(93.2)	$0.3	$(296.4)
Other comprehensive income (loss) before reclassifications (1)	78.2	5.6	(0.5)	—	—	83.3
Amounts reclassified from AOCI	—	—	(0.1)	0.9	—	0.8
Net current-period other comprehensive income (loss) (1)	78.2	5.6	(0.6)	0.9	—	84.1
Balance at June 30, 2017	$(123.7)	$(2.3)	$5.7	$(92.3)	$0.3	$(212.3)
(1)Other comprehensive income (loss) before reclassifications within the translation component excludes $1.7 of translation attributable to noncontrolling interests.

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the six months ended June 30, 2018:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2018	$(116.8)	$(5.1)	$8.1	$(82.6)	$0.1	$(196.3)
Adoption of accounting standard (1)	(9.1)	(1.0)	1.3	(20.2)	—	(29.0)
Other comprehensive income (loss) before reclassifications (2)	(61.6)	5.9	2.7	—	—	(53.0)
Amounts reclassified from AOCI	—	—	1.2	3.6	—	4.8
Net current-period other comprehensive income (loss) (2)	(70.7)	4.9	5.2	(16.6)	—	(77.2)
Balance at June 30, 2018	$(187.5)	$(0.2)	$13.3	$(99.2)	$0.1	$(273.5)
(1)Stranded tax effects reclassified from AOCI to retained earnings from the adoption of ASU 2018-02.
(2) Other comprehensive income (loss) before reclassifications within the translation component excludes $(1.5) of translation attributable to noncontrolling interests.

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
FORM 10-Q as of June 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table summarizes the details about amounts reclassified from AOCI:

	Three Months Ended		Six Months Ended		Affected Line Item in the Statement of Operations
	2018	2017	2018	2017
Interest rate hedges	$0.8	$(0.1)	$1.2	$(0.4)	Interest expense
Pension and post-retirement benefits:
Net actuarial loss amortization (net of tax of $(0.6), $(0.5), $(0.2) and $1.0, respectively)	1.8	0.9	3.6	(3.0)	(1)
Total reclassifications for the period	$2.6	$0.8	$4.8	$(3.4)

(1)	Pension and other post-retirement benefits AOCI components are included in the computation of net periodic benefit cost (refer to note 16).

Note 15: Acquisitions and Divestitures

In the first quarter of 2018, the Company acquired the remaining portion of its noncontrolling interest in its China operations for $5.8 in the aggregate.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

During 2017, the Company acquired all the capital stock of Moxx and certain assets and liabilities of Visio for $5.6 in the aggregate, net of cash acquired, which are included in the Retail and Eurasia Banking segments, respectively. During the third quarter of 2017, the Company acquired Moxx, which is a Netherlands based managed services company that provides managed mobility solutions for enterprises that use a large number of mobile assets in their business operations. In the second quarter of 2017, the Company acquired Visio, which is a design company based in Germany.

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

The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans and other benefits for the three months ended June 30:

	Pension Benefits
	U.S.Plans		Non-U.S. Plans		Other Benefits
	2018	2017	2018	2017	2018	2017
Components of net periodic benefit cost
Service cost	$0.9	$1.0	$2.8	$2.6	$—	$—
Interest cost	5.1	5.7	1.6	2.2	0.1	0.1
Expected return on plan assets	(6.1)	(6.5)	(2.7)	(2.1)	—	—
Recognized net actuarial loss	1.7	1.5	(0.1)	(0.1)	—	—
Net periodic pension benefit cost	$1.6	$1.7	$1.6	$2.6	$0.1	$0.1

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans and other benefits for the six months ended June 30:

	Pension Benefits
	U.S.Plans		Non-U.S. Plans		Other Benefits
	2018	2017	2018	2017	2018	2017
Components of net periodic benefit cost
Service cost	$1.9	$2.0	$5.6	$5.2	$—	$—
Interest cost	10.3	11.4	3.2	4.4	0.2	0.2
Expected return on plan assets	(12.3)	(13.0)	(5.4)	(4.2)	—	—
Recognized net actuarial loss	3.3	3.0	(0.3)	(0.2)	—	—
Net periodic pension benefit cost	$3.2	$3.4	$3.1	$5.2	$0.2	$0.2

Contributions

There have been no significant changes to the expected 2018 plan year contribution amounts previously disclosed. For the six months ended June 30, 2018 and 2017, contributions of $25.1 and $13.6, respectively, were made to the qualified and non-qualified pension plans.

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

The Company uses derivatives to mitigate the economic consequences associated with fluctuations in currencies and interest rates. The following table summarizes the gain (loss) recognized on derivative instruments:

Derivative instrument	Classification on condensed consolidated statements of operations	Three Months Ended		Six Months Ended
		June 30,		June 30,
		2018	2017	2018	2017
Non-designated hedges and interest rate swaps	Interest expense	$(0.8)	$(0.9)	$(1.1)	$(2.1)
Foreign exchange forward contracts and cash flow hedges	Net sales	0.2	—	2.8	—
Foreign exchange forward contracts and cash flow hedges	Cost of sales	—	—	(0.1)	—
Foreign exchange forward contracts and cash flow hedges	Foreign exchange gain (loss), net	0.3	4.2	0.5	4.0
Total		$(0.3)	$3.3	$2.1	$1.9

As a result of the adoption of ASU 2017-12, $0.2 and $2.8 was included in net sales for the three and six months ended June 30, 2018, respectively and $0.1 in cost of sales for the six months ended June 30, 2018, which would have been included in foreign exchange gain (loss), net in the prior period.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Foreign Exchange

Net Investment Hedges The Company has international subsidiaries with net balance sheet positions that generate cumulative translation adjustments within AOCI. The Company uses derivatives to manage potential changes in value of its net investments. The Company uses the forward-to-forward method for its quarterly measurement of ineffectiveness assessments of hedge effectiveness. No ineffectiveness results if the notional amount of the derivative matches the portion of the net investment designated as being hedged because the Company uses derivative instruments with underlying exchange rates consistent with its functional currency and the functional currency of the hedged net investment. Changes in value that are deemed effective are accumulated in AOCI where they will remain until they are reclassified to income together with the gain or loss on the entire investment upon substantial liquidation of the subsidiary. The fair value of the Company’s net investment hedge contracts was $11.8 and $2.0 as of June 30, 2018 and December 31, 2017, respectively. The net loss recognized in AOCI on net investment hedge derivative instruments was $11.8 and $1.5 in the three months ended June 30, 2018 and 2017, respectively. The net loss recognized in AOCI on net investment hedge derivative instruments was $10.9 and $1.4 in the six months ended June 30, 2018 and 2017, respectively.

On August 15, 2016, the Company designated its €350.0 euro-denominated Term Loan B Facility as a net investment hedge of its investments in certain subsidiaries that use the euro as their functional currency in order to reduce volatility in stockholders' equity caused by the changes in foreign currency exchange rates of the euro with respect to the U.S. dollar. Effectiveness is assessed at least quarterly by confirming that the respective designated net investments' net equity balances at the beginning of any period collectively continues to equal or exceed the balance outstanding on the Company's euro-denominated term loan. Changes in value that are deemed effective are accumulated in AOCI. When the respective net investments are sold or substantially liquidated, the balance of the cumulative translation adjustment in AOCI will be reclassified into earnings. The net gain (loss) recognized in AOCI on net investment hedge foreign currency borrowings was $11.2 and$(19.6) for the three months ended June 30, 2018 and 2017, respectively. The net gain (loss) recognized in AOCI on net investment hedge foreign currency borrowings was $5.4 and $(25.8) for the six months June 30, 2018 and 2017, respectively. On March 30, 2017, the Company de-designated €130.6 of its euro-denominated Term Loan B Facility and on May 9, 2017, the Company designated an additional €66.8 of its euro-denominated Term Loan B Facility as a result of its repricing described under note 11. On September 21, 2017, the Company de-designated €100.0 of its euro-denominated Term Loan B Facility. On June 21, 2018, the Company re-designated €30.2 of its euro-denominated Term Loan B Facility.

Non-Designated Hedges A substantial portion of the Company’s operations and revenues are international. As a result, changes in foreign exchange rates can create substantial foreign exchange gains and losses from the revaluation of non-functional currency monetary assets and liabilities. The Company’s policy allows the use of foreign exchange forward contracts with maturities of up to 24 months to mitigate the impact of currency fluctuations on those foreign currency asset and liability balances. The Company elected not to apply hedge accounting to its foreign exchange forward contracts. Thus, spot-based gains/losses offset revaluation gains/losses within foreign exchange loss, net and forward-based gains/losses represent interest expense or income. The fair value of the Company’s non-designated foreign exchange forward contracts was $(2.4) and $(4.9) as of June 30, 2018 and December 31, 2017, respectively.

Cash Flow Hedges The Company is exposed to fluctuations in various foreign currencies against its functional currency. At the Company, both sales and purchases are transacted in foreign currencies. The Company has certain subsidiaries with the euro (EUR) as its functional currency that are primarily exposed to the U.S. dollar (USD) and Great Britain pound sterling (GBP). This risk is considerably reduced by natural hedging (i.e., management of sales and purchases by choice location and suppliers). For the remainder of the risk that is not naturally hedged, foreign currency forwards are used to manage the exposure between EUR-GBP and EUR-USD.

Derivative transactions are recorded on the balance sheet at fair value. For transactions designated as cash flow hedges, the effective portion of changes in the fair value are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged forecasted transactions impact earnings within the same income statement line item as the earnings effect of the hedged transaction. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. As of June 30, 2018, the Company had the following outstanding foreign currency derivatives that were used to hedge its foreign exchange risks:

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Foreign Currency Derivative	Number of Instruments	Notional Sold		Notional Purchased
Currency forward agreements (EUR-USD)	5	13.0	USD	11.1	EUR
Currency forward agreements (EUR-GBP)	11	29.0	GBP	32.4	EUR
Currency forward agreements (EUR-CZK)	3	182.6	CZK	7.1	EUR

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The fair value of the Company's interest rate contracts was $14.2 and $9.8 as of June 30, 2018 and December 31, 2017, respectively.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company estimates that a minimal amount will be reclassified as a decrease to interest expense over the next year.

The Company has an interest rate swap for a nominal sum of €50.0, which was entered into in May 2010 with a ten-year term from October 1, 2010 until September 30, 2020. This interest rate swap mitigated the interest rate risk associated with the European Investment Bank debt, which was paid in full during 2017. For this interest rate swap, the three-month EURIBOR is received and a fixed interest of 2.97 percent is paid. The fair value, which is measured at market prices, as of June 30, 2018 and December 31, 2017 was $(5.4) and $(5.5), respectively. The interest rate contract is not designated and changes in the fair value of non-designated interest rate swap agreements are recognized in miscellaneous, net in the condensed consolidated statements of operations. The Company recognized $0.4 and $0.9 in interest expense relating to the interest rate swap for the three and six months ended June 30, 2018, respectively.

Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any additional derivatives that are not designated as hedges.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 18: Fair Value of Assets and Liabilities

Assets and Liabilities Recorded at Fair Value

Assets and liabilities subject to fair value measurement are as follows:

		June 30, 2018			December 31, 2017
			Fair Value Measurements Using			Fair Value Measurements Using
	Classification on condensed consolidated Balance Sheets	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets
Short-term investments
Certificates of deposit	Short-term investments	$14.5	$14.5	$—	$81.4	$81.4	$—
Assets held in rabbi trusts	Securities and other investments	7.5	7.5	—	9.4	9.4	—
Foreign exchange forward contracts	Other current assets	15.7	—	15.7	6.7	—	6.7
Interest rate swaps	Other current assets	4.6	—	4.6	2.2	—	2.2
Interest rate swaps	Securities and other investments	9.6	—	9.6	7.6	—	7.6
Total		$51.9	$22.0	$29.9	$107.3	$90.8	$16.5
Liabilities
Foreign exchange forward contracts	Other current liabilities	$18.5	$—	$18.5	$10.2	$—	$10.2
Interest rate swaps	Other current liabilities	5.4	—	5.4	5.5	—	5.5
Deferred compensation	Other liabilities	7.5	7.5	—	9.4	9.4	—
Total		$31.4	$7.5	$23.9	$25.1	$9.4	$15.7

The Company uses the end of period when determining the timing of transfers between levels. During each of the six months ended June 30, 2018 and 2017, there were no transfers between levels.

The carrying amount of the Company's debt instruments approximates fair value except for the 2024 Senior Notes. The fair value and carrying value of the 2024 Senior Notes are summarized as follows:

	June 30, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
2024 Senior Notes	383.1	400.0	425.0	400.0

Refer to note 11 for further details surrounding the Company's long-term debt as of June 30, 2018 compared to December 31, 2017. Additionally, the Company remeasures certain assets to fair value, using Level 3 measurements, as a result of the occurrence of triggering events. In the second quarter of 2018, in connection with the change in the Company's reportable operating segments which is considered a triggering event, the Company performed an impairment test of goodwill for all of its LoBs, see note 8 further details. Besides goodwill from certain reporting units noted above, there were no significant assets or liabilities that were remeasured at fair value on a non-recurring basis during the period presented.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 19: Commitments and Contingencies

Contractual Obligation

At June 30, 2018, the Company had purchase commitments due within one year totaling $3.4 for materials and services through contract manufacturing agreements at negotiated prices. The Company guarantees a fixed cost of certain products used in production to its China strategic partners.

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

At June 30, 2018, the Company was a party to several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the consolidated financial statements would not be materially affected by the outcome of these indirect tax claims and/or proceedings or asserted claims.

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

In March 2017, the administrative proceedings concluded and the assessment was reduced approximately 95 percent to a total of R$17.3 including penalties and interest as of March 2017. The Company is pursuing its remedies in the judicial sphere and management continues to believe that it has valid legal positions. In addition, this matter could negatively impact Brazil federal indirect taxes in other years that remain open under statute. It is reasonably possible that the Company could be required to pay taxes, penalties and interest related to this matter, which could be material to the Company's consolidated financial statements. At June 30, 2018 and December 31, 2017, the Company had accrual related to the Brazil indirect tax matter of $4.2 and $4.9, respectively.

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

A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated accrual. The Company estimated the aggregate risk at June 30, 2018 to be up to $128.1 for its material indirect tax matters, of which $22.0 and $27.0, respectively, primarily relates to the Brazil indirect tax matter and

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Thailand customs matter disclosed above. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire.

Legal Contingencies

At June 30, 2018, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims.

In addition to these normal course of business litigation matters, the Company was a party to the proceedings described below:

Diebold KGaA is a party to appraisal proceedings (Spruchverfahren) relating to the DPLTA entered into by Diebold KGaA and Diebold Nixdorf AG on September 26, 2016 pending at the District Court (Landgericht) of Dortmund (Germany). The appraisal proceedings were filed by minority shareholders of Diebold Nixdorf AG challenging the adequacy of both, the cash exit compensation of €55.02 per Diebold Nixdorf AG share and the annual recurring compensation of €2.82 per Diebold Nixdorf AG share offered in connection with the DPLTA. A ruling by the court would apply to all Diebold Nixdorf AG shares outstanding at the time the DPLTA became effective. While the Company believes that the compensation offered in connection with the DPLTA was fair and the claims lack merit, this matter is still at a preliminary stage and the outcome is uncertain. As a result, the Company is unable to reasonably estimate the possible loss or range of losses, if any, arising from this litigation.

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

The Company's previous reportable operating segments included the lines of business (LoB): Services, Systems, and Software. The Company began to reorganize its management team reporting to the CODM and assess its new operating model during the first half of 2018. The results of re-evaluating the LoB operating model highlighted the need to transform the Company’s operating model to Banking and Retail. The renewed focus on the customer experience has led the Company to reorganize its operating model. The LoBs will continue to develop solutions, but will operate as cost centers focused on designing and delivering innovative and customer-driven products. The realignment to Banking and Retail enables quicker decision making, reduces complexity, makes better use of talent and promotes the best possible experience for the Company’s customers. Beginning with the second quarter of 2018, the Company's reportable operating segments are based on the following solutions: Eurasia Banking, Americas Banking and Retail. As a result, the Company reclassified comparative periods for consistency.

Segment revenue represents revenues from sales to external customers. Segment operating profit is defined as revenues less expenses identifiable to those segments. The Company does not allocate to its segments certain operating expenses, managed at the corporate level; that are not routinely used in the management of the segments; or information that is impractical to allocate. These unallocated costs include certain corporate costs, amortization of acquired intangible assets and deferred revenue, restructuring charges, impairment charges, legal, indemnification, and professional fees related to acquisition and divestiture expenses, along with other income (expenses). Segment operating profit reconciles to consolidated income (loss) before income taxes by deducting corporate costs and other income or expense items that are not attributed to the segments. Corporate charges not allocated to segments include headquarter-based costs associated with procurement, human resources, compensation and benefits, finance and accounting, global development/engineering, global strategy/mergers and acquisitions, global IT, tax, treasury and legal. Assets are not allocated to segments, and thus are not included in the assessment of segment performance, and consequently, we do not disclose total assets and depreciation and amortization expense by reportable operating segment.

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
FORM 10-Q as of June 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following tables represent information regarding the Company’s segment information and provides a reconciliation between segment operating profit and the consolidated income (loss) before income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales summary by segment
Eurasia Banking	$437.5	$473.5	$872.6	$911.5
Americas Banking	370.6	370.4	704.3	752.0
Retail	297.5	290.0	592.9	573.2
Total revenue	$1,105.6	$1,133.9	$2,169.8	$2,236.7

Intersegment revenue
Eurasia Banking	$31.7	$20.3	$53.0	$57.0
Americas Banking	3.5	8.8	9.0	17.3
Total intersegment revenue	$35.2	$29.1	$62.0	$74.3

Segment operating profit
Eurasia Banking	$17.7	$29.9	$36.6	$51.0
Americas Banking	(0.1)	10.1	7.6	35.5
Retail	6.2	26.3	17.3	44.0
Total segment operating profit	23.8	66.3	61.5	130.5

Corporate charges not allocated to segments (1)	(17.9)	(25.9)	(37.4)	(48.4)
Restructuring charges	(2.2)	(14.4)	(6.1)	(27.3)
Net non-routine expense	(135.2)	(56.1)	(170.5)	(133.5)
	(155.3)	(96.4)	(214.0)	(209.2)
Operating profit (loss)	(131.5)	(30.1)	(152.5)	(78.7)
Other income (expense)	(31.5)	(29.8)	(54.4)	(56.0)
Income (loss) before taxes	$(163.0)	$(59.9)	$(206.9)	$(134.7)

(1)
Corporate charges not allocated to segments include headquarter-based costs associated with procurement, human resources, compensation and benefits, finance and accounting, global development/engineering, global strategy/mergers and acquisitions, global IT, tax, treasury and legal.

Net non-routine expense consists of items that the Company has determined are non-routine in nature and not allocated to the reportable operating segments. Net non-routine expense of $135.2 for the three months ended June 30, 2018 was due to the goodwill impairment charge of $90.0 and acquisition integration expenses of $14.5 primarily within selling and administrative expense and purchase accounting pre-tax charges for amortization of acquired intangibles of $29.3. Net non-routine expense of $170.5 for the six months ended June 30, 2018 was due to the goodwill impairment charge of $90.0 and acquisition integration expenses of $29.6, primarily within selling and administrative expense, and purchase accounting pre-tax charges for amortization of acquired intangibles of $60.5.

Net non-routine expense of $56.1 for the three months ended June 30, 2017 was primarily due to acquisition and divestiture related costs inclusive of integration expenses of $22.1 primarily within selling and administrative expense and purchase accounting pretax charges, which included deferred revenue of $10.3 and $32.8 in amortization of acquired intangibles. Net non-routine expense of $133.5 for the six months ended June 30, 2017 was primarily due to legal, acquisition and divestiture related costs of $17.4 inclusive of the mark-to-market impact on Diebold Nixdorf AG stock options and integration expenses of $34.9 primarily within selling and administrative expense and purchase accounting pretax charges, which included deferred revenue of $20.7 and $64.6 in amortization of acquired intangibles.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 21: Supplemental Guarantor Information

The Company issued the 2024 Senior Notes in an offering exempt from the registration requirements of the Securities Act. The 2024 Senior Notes are and will be guaranteed by certain of the Company's existing and future domestic subsidiaries. The following presents the condensed consolidating financial information separately for:

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
FORM 10-Q as of June 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Balance Sheet
As of June 30, 2018

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$9.0	$3.3	$286.7	$—	$299.0
Short-term investments	—	—	14.5	—	14.5
Trade receivables, net	158.6	0.5	650.2	—	809.3
Intercompany receivables	773.4	805.3	3,458.3	(5,037.0)	—
Inventories	202.2	—	618.7	—	820.9
Prepaid, income taxes and other current assets	76.1	15.9	294.1	(37.6)	348.5
Total current assets	1,219.3	825.0	5,322.5	(5,074.6)	2,292.2
Securities and other investments	96.9	—	—	—	96.9
Property, plant and equipment, net	83.8	1.1	253.4	—	338.3
Goodwill	55.5	—	943.1	—	998.6
Deferred income taxes	147.9	8.0	129.2	—	285.1
Intangible assets, net	35.4	—	669.1	—	704.5
Investment in subsidiary	2,063.5	—	—	(2,063.5)	—
Other assets	34.5	0.6	76.3	(18.4)	93.0
Total assets	$3,736.8	$834.7	$7,393.6	$(7,156.5)	$4,808.6

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities
Notes payable	$54.2	$0.2	$14.1	$—	$68.5
Accounts payable	105.8	0.1	460.3	—	566.2
Intercompany payable	1,189.0	193.8	3,654.2	(5,037.0)	—
Deferred revenue	114.0	0.4	301.7	—	416.1
Payroll and other benefits liabilities	19.9	1.4	147.6	—	168.9
Other current liabilities	147.7	1.0	321.3	(37.6)	432.4
Total current liabilities	1,630.6	196.9	4,899.2	(5,074.6)	1,652.1
Long-term debt	1,674.8	—	141.8	—	1,816.6
Other long-term liabilities	204.4	—	424.2	(18.4)	610.2
Commitments and contingencies
Redeemable noncontrolling interests	—	—	468.6	—	468.6
Total Diebold Nixdorf, Incorporated shareholders' equity	227.0	637.8	1,425.7	(2,063.5)	227.0
Noncontrolling interests	—	—	34.1	—	34.1
Total liabilities, redeemable noncontrolling interests and equity	$3,736.8	$834.7	$7,393.6	$(7,156.5)	$4,808.6

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Balance Sheet
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
FORM 10-Q as of June 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended June 30, 2018

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated

Net sales	$392.4	$0.1	$713.1	$—	$1,105.6
Cost of sales	351.6	0.2	534.1	—	885.9
Gross profit (loss)	40.8	(0.1)	179.0	—	219.7
Selling and administrative expense	75.3	1.4	143.1	—	219.8
Research, development and engineering expense	0.9	11.0	28.7	—	40.6
Impairment of assets	—	—	90.0	—	90.0
(Gain) loss on sale of assets, net	0.9	—	(0.1)	—	0.8
	77.1	12.4	261.7	—	351.2
Operating profit (loss)	(36.3)	(12.5)	(82.7)	—	(131.5)
Other income (expense)
Interest income	0.3	0.1	1.5	—	1.9
Interest expense	(26.0)	—	(2.4)	—	(28.4)
Foreign exchange gain (loss), net	(5.2)	(0.1)	2.2	—	(3.1)
Equity in earnings of subsidiaries	(85.5)	—	—	85.5	—
Miscellaneous, net	0.4	(0.8)	(1.5)	—	(1.9)
Income (loss) before taxes	(152.3)	(13.3)	(82.9)	85.5	(163.0)
Income tax expense (benefit)	(13.8)	2.3	(18.1)	—	(29.6)
Net income (loss)	(138.5)	(15.6)	(64.8)	85.5	(133.4)
Net income attributable to noncontrolling interests	—	—	5.1	—	5.1
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(138.5)	$(15.6)	$(69.9)	$85.5	$(138.5)
Comprehensive income (loss)	$(206.2)	$(15.6)	$(173.5)	$192.4	$(202.9)
Less: comprehensive income attributable to noncontrolling interests	—	—	3.3	—	3.3
Comprehensive income (loss) attributable to Diebold Nixdorf, Incorporated	$(206.2)	$(15.6)	$(176.8)	$192.4	$(206.2)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended June 30, 2017

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated

Net sales	$274.6	$1.3	$858.7	$(0.7)	$1,133.9
Cost of sales	217.9	2.7	676.2	(0.7)	896.1
Gross profit (loss)	56.7	(1.4)	182.5	—	237.8
Selling and administrative expense	78.1	2.1	156.6	—	236.8
Research, development and engineering expense	0.9	9.8	28.1	—	38.8
(Gain) loss on sale of assets, net	—	—	(7.7)	—	(7.7)
	79.0	11.9	177.0	—	267.9
Operating profit (loss)	(22.3)	(13.3)	5.5	—	(30.1)
Other income (expense)
Interest income	0.6	—	4.5	—	5.1
Interest expense	(29.7)	—	(2.5)	—	(32.2)
Foreign exchange gain (loss), net	2.7	0.1	(7.4)	—	(4.6)
Equity in earnings of subsidiaries	(27.9)	—	—	27.9	—
Miscellaneous, net	7.3	2.1	(7.6)	0.1	1.9
Income (loss) before taxes	(69.3)	(11.1)	(7.5)	28.0	(59.9)
Income tax expense (benefit)	(38.7)	(16.2)	18.6	—	(36.3)
Net income (loss)	(30.6)	5.1	(26.1)	28.0	(23.6)
Net income attributable to noncontrolling interests	—	—	7.0	—	7.0
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(30.6)	$5.1	$(33.1)	$28.0	$(30.6)
Comprehensive income (loss)	$53.5	$5.1	$69.7	$(66.1)	$62.2
Less: comprehensive income attributable to noncontrolling interests	—	—	8.7	—	8.7
Comprehensive income (loss) attributable to Diebold Nixdorf, Incorporated	$53.5	$5.1	$61.0	$(66.1)	$53.5

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Six Months Ended June 30, 2018

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated

Net sales	$644.9	$0.3	$1,524.6	$—	$2,169.8
Cost of sales	559.9	0.6	1,148.7	—	1,709.2
Gross profit (loss)	85.0	(0.3)	375.9	—	460.6
Selling and administrative expense	151.0	2.6	294.1	—	447.7
Research, development and engineering expense	1.6	22.3	58.4	—	82.3
Impairment of assets	—	—	90.0	—	90.0
(Gain) loss on sale of assets, net	(3.5)	—	(3.4)	—	(6.9)
	149.1	24.9	439.1	—	613.1
Operating profit (loss)	(64.1)	(25.2)	(63.2)	—	(152.5)
Other income (expense)
Interest income	0.5	0.1	4.8	—	5.4
Interest expense	(50.8)	—	(3.6)	—	(54.4)
Foreign exchange gain (loss), net	(8.2)	(0.1)	3.8	—	(4.5)
Equity in earnings of subsidiaries	(128.2)	—	—	128.2	—
Miscellaneous, net	(0.9)	0.7	(0.7)	—	(0.9)
Income (loss) before taxes	(251.7)	(24.5)	(58.9)	128.2	(206.9)
Income tax expense (benefit)	(42.3)	(18.3)	50.4	—	(10.2)
Net income (loss)	(209.4)	(6.2)	(109.3)	128.2	(196.7)
Net income attributable to noncontrolling interests	—	—	12.7	—	12.7
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(209.4)	$(6.2)	$(122.0)	$128.2	$(209.4)
Comprehensive income (loss)	$(286.3)	$(6.2)	$(188.0)	$205.1	$(275.4)
Less: comprehensive income attributable to noncontrolling interests	—	—	10.9	—	10.9
Comprehensive income (loss) attributable to Diebold Nixdorf, Incorporated	$(286.3)	$(6.2)	$(198.9)	$205.1	$(286.3)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Six Months Ended June 30, 2017

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated

Net sales	$542.0	$6.2	$1,693.5	$(5.0)	$2,236.7
Cost of sales	434.4	8.6	1,318.4	(5.0)	1,756.4
Gross profit (loss)	107.6	(2.4)	375.1	—	480.3
Selling and administrative expense	146.3	5.0	332.5	—	483.8
Research, development and engineering expense	0.8	19.6	59.8	—	80.2
Impairment of assets	3.1	—	—	—	3.1
(Gain) loss on sale of assets, net	—	0.1	(8.2)	—	(8.1)
	150.2	24.7	384.1	—	559.0
Operating profit (loss)	(42.6)	(27.1)	(9.0)	—	(78.7)
Other income (expense)
Interest income	1.2	0.1	10.2	—	11.5
Interest expense	(58.8)	—	(4.2)	—	(63.0)
Foreign exchange gain (loss), net	2.7	0.1	(10.5)	—	(7.7)
Equity in earnings of subsidiaries	(53.4)	—	—	53.4	—
Miscellaneous, net	7.2	4.0	(7.1)	(0.9)	3.2
Income (loss) before taxes	(143.7)	(22.9)	(20.6)	52.5	(134.7)
Income tax expense (benefit)	(54.3)	(20.3)	15.7	—	(58.9)
Net income (loss)	(89.4)	(2.6)	(36.3)	52.5	(75.8)
Net income attributable to noncontrolling interests	—	—	13.6	—	13.6
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(89.4)	$(2.6)	$(49.9)	$52.5	$(89.4)
Comprehensive income (loss)	$39.6	$(2.6)	$116.8	$(98.9)	$54.9
Less: comprehensive income attributable to noncontrolling interests	—	—	15.3	—	15.3
Comprehensive income (loss) attributable to Diebold Nixdorf, Incorporated	$39.6	$(2.6)	$101.5	$(98.9)	$39.6

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2018

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
Net cash provided (used) by operating activities	$(8.3)	$(12.5)	$(235.8)	$—	$(256.6)

Cash flow from investing activities
Capital expenditures	(3.8)	(0.1)	(26.7)	—	(30.6)
Payments for acquisitions	—	—	(5.8)	—	(5.8)
Proceeds from maturities of investments	2.4	—	156.1	—	158.5
Payments for purchases of investments	—	—	(91.1)	—	(91.1)
Proceeds from sale of assets	6.7	—	3.8	—	10.5
Increase in certain other assets	(4.0)	—	(7.3)	—	(11.3)
Capital contributions and loans paid	(27.3)	—	—	27.3	—
Proceeds from intercompany loans	18.9	—	—	(18.9)	—
Net cash provided (used) by investing activities	(7.1)	(0.1)	29.0	8.4	30.2

Cash flow from financing activities
Dividends paid	(7.7)	—	—	—	(7.7)
Debt issuance costs	(0.9)	—	—	—	(0.9)
Revolving credit facility (repayments) borrowings, net	—	—	65.0	—	65.0
Other debt borrowings	—	—	34.2	—	34.2
Other debt repayments	(22.6)	(0.2)	(34.8)	—	(57.6)
Distributions and payments to noncontrolling interest holders	—	—	(29.1)	—	(29.1)
Repurchase of common shares	(2.9)	—	—	—	(2.9)
Capital contributions received and loans incurred	—	27.3	—	(27.3)	—
Payments on intercompany loans	—	(13.5)	(5.4)	18.9	—
Net cash provided (used) by financing activities	(34.1)	13.6	29.9	(8.4)	1.0
Effect of exchange rate changes on cash and cash equivalents	—	—	(10.8)	—	(10.8)
Increase (decrease) in cash and cash equivalents	(49.5)	1.0	(187.7)	—	(236.2)
Cash and cash equivalents at the beginning of the period	58.5	2.3	474.4	—	535.2
Cash and cash equivalents at the end of the period	$9.0	$3.3	$286.7	$—	$299.0

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2017

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
Net cash provided (used) by operating activities	$(116.1)	$(13.3)	$(163.7)	$107.3	$(185.8)

Cash flow from investing activities
Capital expenditures	(2.9)	—	(23.5)	—	(26.4)
Payments for acquisitions	—	—	(2.4)	—	(2.4)
Proceeds from maturities of investments	(0.7)	—	145.7	—	145.0
Payments for purchases of investments	(14.0)	—	(159.7)	—	(173.7)
Proceeds from sale of assets	—	—	11.4	—	11.4
Increase in certain other assets	(4.9)	3.9	(16.6)	—	(17.6)
Capital contributions and loans paid	(252.6)	—	—	252.6	—
Proceeds from intercompany loans	171.9	—	—	(171.9)	—
Net cash provided (used) by investing activities	(103.2)	3.9	(45.1)	80.7	(63.7)

Cash flow from financing activities
Dividends paid	(15.3)	—	—	—	(15.3)
Debt issuance costs	(1.1)	—	—	—	(1.1)
Revolving credit facility (repayments) borrowings, net	119.1	—	—	—	119.1
Other debt borrowings	323.3	—	154.3	(107.3)	370.3
Other debt repayments	(334.4)	(0.8)	(81.3)	—	(416.5)
Distributions and payments to noncontrolling interest holders	—	—	(16.3)	—	(16.3)
Issuance of common shares	0.3	—	—	—	0.3
Repurchase of common shares	(4.5)	—	—	—	(4.5)
Capital contributions received and loans incurred	—	37.4	215.2	(252.6)	—
Payments on intercompany loans	—	(27.3)	(144.6)	171.9	—
Net cash provided (used) by financing activities	87.4	9.3	127.3	(188.0)	36.0
Effect of exchange rate changes on cash and cash equivalents	—	—	12.1	—	12.1
Increase (decrease) in cash and cash equivalents	(131.9)	(0.1)	(69.4)	—	(201.4)
Cash and cash equivalents at the beginning of the period	138.4	2.3	512.0	—	652.7
Cash and cash equivalents at the end of the period	$6.5	$2.2	$442.6	$—	$451.3

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Highlights

During the second quarter of 2018, Diebold Nixdorf:

•	Continued to see positive Windows 10 ATM upgrade activity, including an order with a large U.S. regional bank.

•	Won a new $42, multi-year contract to take over maintenance services for Diebold Nixdorf ATMs at a leading financial institution in Canada.

•	Partnered with Mastercard® on key technology and services agreements to strengthen the company's connected commerce offerings and further bridge physical and digital transactions.

•
Signed an agreement with Ecuadorian bank Banco Bolivariano to implement the Company's market-leading Vynamic™ Mobile Banking software to provide an optimal mobile banking experience with anywhere, anytime availability.

•	Received initial orders for food ordering kiosks and related services from one of the largest quick service restaurants operating in the U.S. and Canada.

•	Secured a three-year frame agreement for branch automation services and systems with a major French bank.

•	Awarded a new five-year managed services and systems contract with Central Bank of India.

•	Received an outsourcing agreement from Germany's Degussa Bank to manage the cash supply chain for its 220 ATMs through the Diebold Nixdorf AllConnect ServicesSM offering.

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

Strategy
The Company's Connected Commerce strategy seeks to continually enhance the consumer experience at bank and retail locations while simultaneously streamlining cost structures and business processes through the smart integration of hardware, software and services. The business requires ongoing investment in the development of intelligent IT solutions and is the Company's industry-leading services organization. The Company partners with other leading technology companies and regularly refines its research and development (R&D) spend in support of a better transaction experience for consumers.
Integration and Transformation Program
Commensurate with its strategy, the Company has evolved its multi-year integration and transformation program to relentlessly focus on our customers, improve operational excellence and form a common culture across the Company. Key activities underway include:

•	Implementing a new, streamlined and customer-centric operating model

•	Refining internal processes and product range

•	Employing a services improvement plan

•	Making changes to drive a more sustainable supply chain and improve net working capital

•	Optimizing the portfolio of businesses and worldwide cost structure

These actions are designed to build upon the Company’s previous integration and cost savings activities, which include:

•	Realizing volume discounts on direct materials

•	Harmonizing the solutions set of platforms and components

•	Increasing utilization rates of the service technicians

•	Rationalizing facilities in the regions

•	Streamlining corporate and general and administrative functions

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

•	Harmonizing back office solutions.

The Company refers to these activities collectively as DN Now which is designed to improve its profitability and net leverage. The Company has established a new savings target in excess of $200, of which $100 is anticipated to be realized over the next year from its new operating model. In order to achieve these savings, the Company has and will continue to restructure the workforce, integrate and optimize systems, streamline legal entities and consolidate real estate holdings. By executing on these and other operational improvement activities, the Company expects to increase customer satisfaction, provide career enrichment opportunities for employees and enhance value for shareholders.
Segments

The Company’s new operating structure is primarily focused on its two main industry segments - Banking and Retail. Leveraging a broad portfolio of solutions, the Company offers customers in these industries the flexibility to select the combination of services, software and systems that drive the most value to their business.
For example, the Company offers end-to-end branch and store automation solutions that consist of the complete value chain of consult, design, build and operate. Branch and store automation helps financial institutions and retailers grow revenue, reduce costs, and increase convenience and security for their customers by migrating routine transactions, typically done inside the branch or store, to lower-cost automated channels. The Company’s advisory services team collaborates with its clients to define the ideal customer experience, modify processes, refine existing staffing models and deploy technologies that meet business objectives.
Banking
The Company provides integrated solutions for financial institutions of all sizes - tailored to help drive operational efficiencies, grow revenue and manage risk. Operations are managed within two regions - Eurasia and the Americas. Eurasia includes the developed economies of Western Europe as well as the emerging economies of Eastern Europe, Asia, the Middle East and Africa. The Americas region encompasses the U.S., Canada, Mexico and Latin America.
For banking services, the Company provides clients with end-to-end solutions with a customer-first, outcome-driven approach. Diebold Nixdorf AllConnect Services is a new breed of as-a-service offering, designed to power the business operations of financial institutions of all sizes.
Product-related services resolve incidents through remote service capabilities or an on-site visit. The portfolio includes first and second line maintenance, preventive maintenance and on-demand services all the way to total implementation services. The Company leverages a standardized incident management process to increase uptime of distributed assets.
Managed services and outsourcing consists of managing the end-to-end business processes, technology integration and day-to-day operation of the self-service channel and the bank branch. Our integrated business solutions include self-service fleet management, branch lifecycle management and ATM as-a-service capabilities.
The Company also provides a full array of cash management services, which optimizes the availability and cost of physical currency across the enterprise through efficient forecasting, inventory and replenishment processes. These offerings enable customers to meet the growing demand for transaction availability at ATMs and other distributed assets in a cost-effective manner.
From a software perspective, the Company provides financial institutions with front-end applications for consumer connection points as well as back-end platforms that manage channel transactions, operations and integration. These hardware-agnostic software applications facilitate millions of transactions via ATMs, kiosks, and other self-service devices. The Company's platform software is installed within bank data centers to facilitate omnichannel transactions, endpoint monitoring, remote asset management, customer marketing, merchandise management and analytics.
In 2017, the Company introduced Vynamic, the first end-to-end Connected Commerce software portfolio in the banking marketplace. The Vynamic suite's open API architecture is built to eliminate the traditional focus on internal silos and enable tomorrow's inter-connected partnerships between financial institutions and payment providers.
An important enabler of the Company’s software offerings is the professional service employees who provide systems integration, customization, consulting and project management. The Company's advisory services team collaborates with its customers to help define optimal user experience, improve business processes, refine existing staffing models and deploy technology to automate both branches and stores.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

The banking portfolio for financial institutions consists of cash recyclers and dispensers, intelligent deposit terminals, teller automation and kiosk technologies, as well as physical security solutions. Diebold Nixdorf stands ready to assist financial institutions to increase the functionality, availability and security within their ATM fleet. An important technology change facing financial institutions is the migration to Microsoft Windows 10 operating system. Benefits of upgrading to Windows 10 include:

•	The ability to reduce operating costs while improving operating efficiencies;

•	Advanced defense against logical threats also ensuring access to future security patches from Microsoft;

•	The ability to offer end-user enhancements which leverage application-based platforms, faster processors and greater memory;

•	Helping to maintain consistency with other platforms migrating to Windows 10; and

•	Maintaining compliance with the Personal Card Industry (PCI) regulations.

Retail
In the retail business, the Company’s comprehensive portfolio of POS technology, software and retail automation solutions drives efficiencies by accelerating the checkout process and improving convenience for both retailers and consumers.
The Company’s suite of software for retailers provides a comprehensive, modular solution capable of enabling the most advanced omnichannel retail use cases. Also sold under the Vynamic brand portfolio, retail software improves end-to-end store processes and facilitates continuous connected consumer engagements in support of a digital ecosystem. This includes click & collect, reserve & collect, in-store ordering and return to store processes across the retailers' physical and digital sales channels. Data from a number of sources, such as enterprise resource planning (ERP), POS, store systems and customer relationship management systems (CRM), may be integrated across all customer connection points to create differentiated consumer experiences.
The retail systems portfolio includes modular, integrated and mobile POS and SCO terminals that meet evolving automation and omnichannel requirements of consumers. Supplementing the POS system is a broad range of peripherals, including printers, scales and mobile scanners, as well as the cash management portfolio which offers a wide range of banknote and coin processing systems. The Company also provides SCO terminals and ordering kiosks which facilitate an efficient and user-friendly purchasing experience. The BEETLE /iSCAN EASY eXpress, hybrid products, can alternate from attended operation to self-checkout with the press of a button as traffic conditions warrant. The K-Two Kiosk automates routine tasks and in-store transactions, offers order-taking abilities at quick service restaurants (QSRs) and fast casual restaurants, provides customer service, supplies product information, sells tickets and presents functionality that furthers store digitalization.
Business Drivers
The business drivers of the Company's future performance include, but are not limited to:

•	Demand for services on distributed IT assets such as ATMs, POS and SCO, including managed services and professional services;

•	Timing of system upgrades and/or replacement cycles for ATMs, POS and SCO;

•	Demand for software products and professional services;

•	Demand for security products and services for the financial, retail and commercial sectors;

•	Demand for innovative technology in connection with our Connected Commerce strategy;

•	Integration of sales force, business processes, procurement and internal IT systems; and

•	Realization of cost reductions and synergies, which leverage the Company's global scale, reduce overlap and improve operating efficiencies.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2018
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

Net Sales

The following table represents information regarding the Company's net sales:

	Three Months Ended				Percent of Total Net Sales for the Three Months Ended
	June 30,				June 30,
	2018	2017	% Change	% Change in CC (1)	2018	2017
Segments
Eurasia Banking
Services and software	$285.0	$281.4	1.3	(3.6)	25.8	24.8
Products	152.5	192.1	(20.6)	(23.4)	13.8	16.9
Total Eurasia Banking	437.5	473.5	(7.6)	(11.6)	39.6	41.7

Americas Banking
Services and software	269.0	259.6	3.6	4.7	24.3	22.9
Products	101.6	110.8	(8.3)	(5.9)	9.2	9.8
Total Americas Banking	370.6	370.4	0.1	1.6	33.5	32.7

Retail
Services and software	162.3	146.9	10.5	4.4	14.7	13.0
Products	135.2	143.1	(5.5)	(10.6)	12.2	12.6
Total Retail	297.5	290.0	2.6	(3.0)	26.9	25.6

Total net sales	$1,105.6	$1,133.9	(2.5)	(5.2)	100.0	100.0
(1) The Company calculates constant currency by translating the prior-year period results at the current year exchange rate.

Three months ended June 30, 2018 compared with three months ended June 30, 2017

Net sales decreased $28.3 or 2.5 percent including a net favorable currency impact of $32.4 primarily related to the euro. In addition, net sales in the three months ended June 30, 2017 were adversely impacted $10.3 related to deferred revenue purchase accounting adjustments (Deferred Revenue Adjustments). The following results include the impact of foreign currency and purchase accounting adjustments.

Segments

•
Eurasia Banking net sales decreased $36.0 including a net favorable currency impact of $21.3 mainly related to the euro. In addition, net sales in the prior-year quarter were adversely impacted $6.2 related to Deferred Revenue Adjustments. Excluding currency and Deferred Revenue Adjustments, net sales decreased $63.5 due to lower product volume in various countries throughout the segment related to fewer product deployments and projects in addition to decreased services in India as a result of a lower maintenance contract base.

•
Americas Banking net sales were flat including a net unfavorable currency impact of $5.5 related to the Brazil real. Excluding currency, net sales increased $5.7 from higher national account volume in North America and increased product related project activity in Latin America, specifically in Mexico and Ecuador. These increases were partially offset by product volume declines in Brazil and North America regional customers.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

•
Retail net sales increased $7.5 including a net favorable currency impact of $16.6 mainly related to the euro. In addition, prior year net sales were adversely impacted $4.1 related to Deferred Revenue Adjustments. Excluding currency and Deferred Revenue Adjustments, net sales decreased $13.2 due to lower POS and kiosk volume, particularly in Germany. These declines were partially offset by higher volume in France, Benelux and Central Eastern Europe and a large retail kiosk project in North America.

	Six Months Ended				Percent of Total Net Sales for the Six Months Ended
	June 30,				June 30,
	2018	2017	% Change	% Change in CC (1)	2018	2017
Segments
Eurasia Banking
Services and software	$572.9	$552.0	3.8	(4.3)	26.4	24.7
Products	299.7	359.5	(16.6)	(22.4)	13.8	16.1
Total Eurasia Banking	872.6	911.5	(4.3)	(11.4)	40.2	40.8

Americas Banking
Services and software	530.0	535.1	(1.0)	(0.5)	24.4	23.9
Products	174.3	216.9	(19.6)	(18.5)	8.0	9.7
Total Americas Banking	704.3	752.0	(6.3)	(5.6)	32.4	33.6

Retail
Services and software	325.1	284.4	14.3	4.7	15.0	12.7
Products	267.8	288.8	(7.3)	(15.3)	12.3	12.9
Total Retail	592.9	573.2	3.4	(5.4)	27.4	25.6

Total net sales	$2,169.8	$2,236.7	(3.0)	(8.0)	100.0	100.0
(1) The Company calculates constant currency by translating the prior-year period results at the current year exchange rate.

Six months ended June 30, 2018 compared with six months ended June 30, 2017

Net sales decreased $66.9 or 3.0 percent including a net favorable currency impact of $121.0 primarily related to the euro. In addition, net sales in the prior-year quarter were adversely impacted $20.7 related to Deferred Revenue Adjustments. The following results include the impact of foreign currency and Deferred Revenue Adjustments:

Segments

•
Eurasia Banking net sales decreased $38.9 including a net favorable currency impact of $73.2 mainly related to the euro. In addition, net sales in the prior-year quarter were adversely impacted $12.4 related to Deferred Revenue Adjustments. Excluding currency and Deferred Revenue Adjustments, net sales decreased $124.5 due to lower product volume in various countries throughout the segment related to fewer product deployments and projects, particularly in Indonesia, southern Europe and Australia, in addition to decreased services in India as a result of a lower maintenance contract base.

•
Americas Banking net sales decreased $47.7 including a net unfavorable currency impact of $5.7 related to the Brazil real. Excluding currency, net sales decreased $42.0 due to lower product volume in Brazil as well as the North America regional business, which was adversely impacted by supply chain delays in the first quarter of 2018. These declines were partially offset by additional product volume in Mexico and Ecuador.

•
Retail net sales increased $19.7 including a net favorable currency impact of $53.5 mainly related to the euro. In addition, prior year net sales were adversely impacted $8.3 related to Deferred Revenue Adjustments. Excluding currency and Deferred Revenue Adjustments, net sales decreased $42.1 due to lower POS and kiosk volume, particularly in Germany. These declines were partially offset by higher volume in France, Benelux and Central Eastern Europe and a large retail kiosk project in North America.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Gross Profit

The following table represents information regarding the Company's gross profit:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	% Change	2018	2017	% Change
Gross profit - services and software	$156.6	$151.5	3.4	$329.1	$329.6	(0.2)
Gross profit - products	63.1	86.3	(26.9)	131.5	150.7	(12.7)
Total gross profit	$219.7	$237.8	(7.6)	$460.6	$480.3	(4.1)

Gross margin - services and software	21.9%	22.0%		23.0%	24.0%
Gross margin - products	16.2%	19.3%		17.7%	17.4%
Total gross margin	19.9%	21.0%		21.2%	21.5%

Services and software gross margin was relatively flat in the three months ended June 30, 2018 and 1.0% lower in the six months ended June 30, 2018 compared to the same periods of the prior year. Both the three and six months ended June 30, 2018 were favorably impacted by lower restructuring charges of $12.9 and $13.9 and lower non-routine charges of $15.7 and $16.2, respectively, primarily related to lower purchase accounting adjustments inclusive of amortization and prior-year quarter deferred revenue. Excluding restructuring and non-routine charges, services and software gross margin decreased in both the three and six months ended June 30, 2018 by 4.0 and 3.0 percent, respectively, as a function of higher non-recurring services and software cost in Brazil banking as well as an unfavorable customer and solutions mix negatively impacting software margin in Eurasia.

Product gross margin in the three months ended June 30, 2018 decreased 3.1 percent and increased 0.3 percent in the six months ended June 30, 2018. Both the three and six months ended June 30, 2018 were favorably impacted by lower restructuring charges of $1.4 and $1.5, respectively, and the six months ended were favorably impacted by lower non-routine charges of $19.5, primarily related to $14.0 lower Purchase Accounting Adjustments inclusive of amortization and prior-year deferred revenue, and a $3.7 benefit from the Brazil indirect tax accrual reversal in the first quarter of 2018. Excluding restructuring and non-routine charges, product gross margin decreased 3.2 and 1.9 percent in the three and six months ended June 30, 2018, respectively, primarily in the Americas as a result of an unfavorable customer mix, unfavorable banking product mix, supply chain delays and corresponding expedited freight costs.

Operating Expenses

The following table represents information regarding the Company's operating expenses:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	% Change	2018	2017	% Change
Selling and administrative expense	$219.8	$236.8	(7.2)	$447.7	$483.8	(7.5)
Research, development and engineering expense	40.6	38.8	4.6	82.3	80.2	2.6
Impairment of assets	90.0	—	—	90.0	3.1	N/M
(Gain) loss on sale of assets, net	0.8	(7.7)	110.4	(6.9)	(8.1)	14.8
Total operating expenses	$351.2	$267.9	31.1	$613.1	$559.0	9.7

Percent of net sales	31.8%	23.6%		28.3%	25.0%
N/M = Not Meaningful
Selling and administrative expense in both the three and six months ended June 30, 2018 decreased $17.0 and $36.1, respectively. Excluding lower non-routine charges of $3.7 and higher restructuring of $0.6, the decrease in the three months ended June 30, 2018 was primarily attributable to lower corporate IT and associate related expense as well as cost reduction initiatives across the Company, specifically in the Americas and Eurasia banking segments. Excluding lower non-routine and restructuring charges of $14.3 and $6.5, respectively, the six months ended June 30, 2018 was favorable $15.3 due primarily to lower IT and associate

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

related expense as well as cost reduction initiatives in the Banking Eurasia and Americas segments. This decrease was partially offset by the Retail segment, primarily from increased investment in the new North America retail sales organization. Additionally, both the three and six months ended June 30, 2018 were favorably impacted $3.9 and $5.0, respectively, from the mark-to-market adjustment of the legacy Wincor Nixdorf stock option program. The decrease in selling and administrative expense was partially offset by an unfavorable currency impact of $7.3 and $28.5 in the three and six months ended June 30, 2018, respectively.

Non-routine cost in selling and administrative expense of $36.1 and $39.8 were included in the three months ended June 30, 2018 and 2017, respectively. The primary components of the non-routine expenses in the second quarter of 2018 pertained to purchase accounting adjustments of $22.3 related to intangible asset amortization and integration cost totaling $13.3. Selling and administrative expense included restructuring charges of $3.1 and $2.5 in the three months ended June 30, 2018 and 2017, respectively. Non-routine costs in selling and administrative expense of $74.6 and $88.9 were included in the six months ended June 30, 2018 and 2017, respectively. The primary components of the non-routine expenses in the six months ended June 30, 2018 pertained to purchase accounting adjustments of $46.1 related to intangible asset amortization and integration cost totaling $27.5. Selling and administrative expense included restructuring charges of $4.4 and $10.9 in the six months ended June 30, 2018 and 2017, respectively.

Research, development and engineering expense in the three months ended June 30, 2018 was flat including an unfavorable currency impact of $1.8. In the six months ended June 30, 2018, research, development and engineering expense included an unfavorable currency impact of $5.8. Excluding the impact of currency, research, development and engineering expense in the six months ended June 30, 2018 decreased primarily from higher capitalization of internally developed software.

The impairment increased $86.9 to $90.0 during the six months ended June 30, 2018 from $3.1 during the same period in 2017 primarily due to the impairment of goodwill in the second quarter of 2018.

In the three months ended June 30, 2018, the loss on sale of assets was primarily related to a settlement of certain open matters related to an Americas divestiture, partially offset by gains related to the sale of a certain China investment and a building in North America. The gain on sale of assets in the six months ended June 30, 2018 was primarily related to a gain on sale of buildings in North America of $4.8, the liquidation of the Barbados operating entity of $3.3 and gain related to a certain China investment. This gain on sale of assets was partially offset by the loss pertaining to a settlement of certain open matters related to an Americas divestiture in the second quarter of 2018.

Operating expense as a percent of net sales in the three months ended June 30, 2018 remained flat at 23.6 percent. In the six months ended June 30, 2018, operating expense as a percent of net sales was 24.1 percent compared with 25.0 in the same period of 2017 primarily related to lower restructuring and non-routine expense.

Operating Profit

The following table represents information regarding the Company's operating profit:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	% Change	2018	2017	% Change
Operating profit (loss)	$(131.5)	$(30.1)	N/M	$(152.5)	$(78.7)	(93.8)
Operating profit margin	(11.9)%	(2.7)%		(7.0)%	(3.5)%

The operating loss increased in the three months ended June 30, 2018 compared to the same period in 2017 due primarily to goodwill impairment, lower gross profit associated with decreased product volume and lower gross margins in services and software, partially offset by lower other non-routine and restructuring charges and favorable operating expense due to cost saving initiatives across the Company. The operating loss increased in the six months ended June 30, 2018 compared to the same period in 2017 due primarily due to goodwill impairment partially offset by lower other non-routine and restructuring charges as well as favorable operating expense attributable to cost saving initiatives.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Other Income (Expense)

The following table represents information regarding the Company's other income (expense), net:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	% Change	2018	2017	% Change
Interest income	$1.9	$5.1	(62.7)	$5.4	$11.5	(53.0)
Interest expense	(28.4)	(32.2)	11.8	(54.4)	(63.0)	13.7
Foreign exchange gain (loss), net	(3.1)	(4.6)	32.6	(4.5)	(7.7)	41.6
Miscellaneous, net	(1.9)	1.9	N/M	(0.9)	3.2	(128.1)
Other income (expense), net	$(31.5)	$(29.8)	(5.7)	$(54.4)	$(56.0)	2.9

Interest income in both the three and six months ended June 30, 2018 decreased, compared with the same periods in 2017, primarily as a result of lower average balances and reduced current period rates of short-term investments in Brazil. Interest expense in both the three and six months was lower compared to the same prior-year periods due to the favorable impact of refinancing the debt related to the Diebold Nixdorf AG acquisition and lower fee amortization. Foreign exchange loss, decreased in both the three and six months ended June 30, 2018 compared to the same prior-year periods, primarily attributable to managing foreign exchange exposure, partially offset by the devaluation of the Argentina peso.

Net Income (Loss)

The following table represents information regarding the Company's net income (loss):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	% Change	2018	2017	% Change
Income (loss) before taxes	$(163.0)	$(59.9)	N/M	$(206.9)	$(134.7)	(53.6)
Income tax expense (benefit)	(29.6)	(36.3)	18.5	(10.2)	(58.9)	82.7
Net income (loss)	$(133.4)	$(23.6)	N/M	$(196.7)	$(75.8)	N/M
Percent of net sales	(12.1)%	(2.1)%		(9.1)%	(3.4)%
Effective tax rate	18.2%	60.6%		4.9%	43.7%

The loss before taxes and net loss increased primarily due to the reasons described above. Net loss was also impacted by the change in the income tax benefit.

The effective tax rate on loss from continuing operations was 18.2 percent for the three months ended June 30, 2018 and 4.9 percent for the six months ended June 30, 2018. The benefit on the losses for these periods was decreased primarily due to nondeductible permanent discrete adjustment associated with the $90.0 of goodwill impairment charge and the impacts of the Tax Act, more specifically, impacts related to GILTI on the estimated annual tax rate. The effective tax rate could vary in future periods based on the Company’s earnings before taxes and clarifications around the Tax Act.

The effective tax rate on loss from continuing operations was 60.6 percent for the three months ended June 30, 2017 and 43.7 percent for the six months ended June 30, 2017. The tax rate on the loss for the three and six months ended June 30, 2017 was increased due to the jurisdictional income (loss) mix and varying statutory rates in the Company’s global footprint. These increases to the overall tax rate for these periods were offset in part by additional discrete expense items recognized in the quarter related to uncertain tax positions.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Segment Net Sales and Operating Profit Summary

The following tables represent information regarding the segment operating profit metrics excluding the impact of Deferred Revenue Adjustments, restructuring and non-routine charges, by reporting segment. Refer to note 20 of the condensed consolidated financial statements for further details of net sales and segment operating profit:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Eurasia Banking:	2018	2017	% Change	2018	2017	% Change
Net sales	$437.5	$473.5	(7.6)	$872.6	$911.5	(4.3)
Segment operating profit (loss)	$17.7	$29.9	(40.8)	$36.6	$51.0	(28.2)
Segment operating profit margin	4.0%	6.3%		4.2%	5.6%

Eurasia Banking net sales decreased $36.0 and $38.9 in the three and six months ended June 30, 2018, respectively, including a net favorable currency impact of $21.3 in the three months June 30, 2018 and $73.2 in the six months ended June 30, 2018, mainly related to the euro. In addition, prior year net sales in the three and six months ended June 30, 2017 were adversely impacted $6.2 and $12.4, respectively, related to Deferred Revenue Adjustments. Excluding currency and deferred revenue adjustments, net sales in the three and six months ended June 30, 2018 decreased $63.5 and $124.5, respectively, due to lower product volume in various countries throughout the segment related to fewer product deployments and projects, particularly in Indonesia, southern Europe and Australia, in addition to decreased services in India as a result of a lower maintenance contract base.

Segment operating profit decreased $12.2 and $14.4 in the three and six months ended June 30, 2018, respectively, compared to the prior-year same periods. Both the three and six month ended June 30, 2018, decreased primarily as a result of lower gross profit due to lower product volume combined with increased manufacturing cost and an unfavorable software customer mix. Lower gross profit was partially offset by favorable operating expense from cost reduction initiatives.

Segment operating profit margin decreased in the three and six months ended June 30, 2018 compared to the prior-year same periods due to unfavorable software customer mix partially offset by lower operating expense related to cost reduction initiatives.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Americas Banking:	2018	2017	% Change	2018	2017	% Change
Net sales	$370.6	$370.4	0.1	$704.3	$752.0	(6.3)
Segment operating profit (loss)	$(0.1)	$10.1	(101.0)	$7.6	$35.5	(78.6)
Segment operating profit margin	—%	2.7%		1.1%	4.7%

Americas Banking net sales were flat in the three months ended June 30, 2018, including a net unfavorable currency impact of $5.5 related to the Brazil real. Excluding currency, net sales increased $5.7 from higher national account volume in North America and increased product related project activity in Latin America, specifically in Mexico and Ecuador. These increases were partially offset by product volume declines in Brazil and North America regional accounts. In the six months ended June 30, 2018, net sales decreased $47.7 including a net unfavorable currency impact of $5.7 related to the Brazil real. Excluding currency, net sales decreased $42.0 due to lower product volume in Brazil and the North America regional business which was adversely impacted by supply chain delays in the first quarter of 2018. These declines were partially offset by additional product volume in Mexico and Ecuador.

Segment operating profit decreased $10.2 and $27.9 in the three and six months ended June 30, 2018, respectively, compared to the prior-year same periods. Both the three and six months ended June 30, 2018 were adversely impacted by lower installation activity associated with decreased product volume and higher non-recurring services and software cost in Brazil. Additionally, supply chain delays and corresponding expedited freight costs unfavorably impacted North America. These decreases were partially offset by increased software license and professional services volume throughout the region and operating cost reduction initiatives in Brazil.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Segment operating profit margin decreased in the three and six months ended June 30, 2018 compared to the prior-year same periods due to higher cost resulting from non-recurring cost in Brazil and increased freight expense partially offset by lower operating expense associated with cost reduction initiatives primarily in Brazil.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Retail:	2018	2017	% Change	2018	2017	% Change
Net sales	$297.5	$290.0	2.6	$592.9	$573.2	3.4
Segment operating profit (loss)	$6.2	$26.3	(76.4)	$17.3	$44.0	(60.7)
Segment operating profit margin	2.1%	9.1%		2.9%	7.7%

Retail net sales increased $7.5 and $19.7 in the three and six months ended June 30, 2018, respectively, including a net favorable currency impact of $16.6 in the three months and $53.5 in the six months ended June 30, 2018, mainly related to the euro. In addition, net sales were adversely impacted $4.1 and $8.3 in the three and six months ended June 30, 2017, respectively, related to Deferred Revenue Adjustments. Excluding currency and Deferred Revenue Adjustments, net sales decreased $13.2 and $42.1, in the three and six months ended June 30, 2018, respectively, due to lower point of sale and kiosk volume, particularly in Germany. These declines were partially offset by higher volume in France, Benelux and Central Eastern Europe and a large retail kiosk project in North America.

Segment operating profit decreased $20.1 and $26.7 in the three and six months ended June 30, 2018, respectively, compared to the prior-year same periods. The decrease in both the three and six months ended June 30, 2018 was due primarily to lower gross profit in Eurasia as well as the Americas attributable to lower product volume and an unfavorable customer and solutions mix negatively impacting service and software margin. Additionally, in the six months ended June 30, 2018, operating profit was unfavorably impacted by increased operating expense in Eurasia related to increased research, development and engineering cost and higher Americas selling and administrative expense from developing the North America retail sales organization. Both periods in 2018 were impacted by under performance of non-core retail businesses.

Segment operating profit margin decreased in the three and six months ended June 30, 2018 compared to the prior-year same periods due to unfavorable customer and solutions mix. In addition, the six months ended June 30, 2018 included higher operating expense related to the development of the retail business which negatively affected operating profit margin.

Liquidity and Capital Resources

The Company's total cash and cash availability as of June 30, 2018 and December 31, 2017 was as follows:

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$299.0	$535.2
Additional cash availability from
Uncommitted lines of credit	188.7	216.9
Revolving Facility	380.0	445.0
Short-term investments	14.5	81.4
Total cash and cash availability	$882.2	$1,278.5

Capital resources are obtained from income retained in the business, borrowings under the Company’s committed and uncommitted credit facilities and operating and capital leasing arrangements. Management expects that the Company’s capital resources will be sufficient to finance planned working capital needs, research and development activities, investments in facilities or equipment, pension contributions, the payment of dividends and any repurchases of the Company’s common shares for at least the next 12 months. As of June 30, 2018, $313.5 or 96.1 percent of the Company's cash and cash equivalents and short-term investments reside in international tax jurisdictions. Repatriation of certain international funds could be negatively impacted by potential payments for foreign taxes. The Company has approximately $1,400 of earnings that are available for repatriation with no additional tax expense. The Company has made acquisitions in the past and may make acquisitions in the future. Part of the Company’s strategy is to optimize the business portfolio through divestitures and complementary acquisitions. The Company intends to finance

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

any future acquisitions with cash and short-term investments, cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares.

The following table summarizes the results of the Company's condensed consolidated statement of cash flows for the six months ended June 30:

Summary of cash flows:	2018	2017
Net cash provided (used) by operating activities	$(256.6)	$(185.8)
Net cash provided (used) by investing activities	30.2	(63.7)
Net cash provided (used) by financing activities	1.0	36.0
Effect of exchange rate changes on cash and cash equivalents	(10.8)	12.1
Increase (decrease) in cash and cash equivalents	$(236.2)	$(201.4)

Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for income taxes, restructuring and integration activities, pension funding and other items impact reported cash flows.

Net cash used by operating activities was $256.6 for the six months ended June 30, 2018, an increase in use of $70.8 from $185.8 for the same period in 2017.

•
The net aggregate of trade accounts receivable, inventories and accounts payable used $101.5 and $81.2 in operating cash flows during the six months ended June 30, 2018 and 2017, respectively. In general, the amount of cash flow provided or used by the aggregate of trade accounts payable, inventories and trade accounts receivable depends upon how effectively the Company manages the cash conversion cycle, which represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period. Accounts receivable cash had less usage compared to the prior-year same period primarily due to lower net sales in Eurasia partially offset by slower collections in AP and the Americas. Inventory cash use increased compared to the same period in the prior year primarily due to increased build up of inventory to satisfy various customer demand, as well as the aforementioned supply chain issues. The supply chain issues were primarily resolved and are anticipated to convert to cash within the year. Accounts payable cash inflow decreased primarily related to reduced spending in the Americas.

•
In the aggregate, the other combined certain assets and liabilities used $124.6 and $94.7 of operating cash during the six months ended June 30, 2018 and 2017, respectively. The increase in use was primarily due to a reduction in deferred revenue cash provided by the collection of customer prepayments, mainly on service contracts, compared to the same period in the prior year.

The most significant changes in adjustments to net income includes increased depreciation and amortization expense and additional share-based compensation. Depreciation and amortization expense increased $14.1 to $130.7 during the six months ended June 30, 2018 compared to $116.6 during the same period in 2017 primarily due to incremental intangible assets amortization expense related to the finalization of purchase accounting. Share-based compensation increased $5.3 to $20.3 for the six months ended June 30, 2018 primarily due to a change in non-substantive vesting terms of certain awards and an increased number of non-vested awards granted. The impairment increased $86.9 to $90.0 during the six months ended June 30, 2018 from $3.1 during the same period in 2017 primarily due to the impairment of goodwill.

Investing Activities

The maturities and purchases of investments primarily relate to short-term investment activity in Brazil. The $93.9 change was primarily due to the utilization of short-term investments in Brazil for cash needs across the organization.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Financing Activities

Net cash provided by financing activities was $1.0 and $36.0 for the six months ended June 30, 2018 and 2017, respectively, a decrease of $35.0. The change was primarily due to an additional $31.1 in debt repayments, net of borrowings primarily related to payment of the Revolving Facility and higher cash distributions to noncontrolling interests of $29.1 for the six months ended June 30, 2018 compared to $12.8 in the prior-year period primarily related to cash compensation due to Diebold Nixdorf AG minority shareholders. Refer to note 11 to the condensed consolidated financial statements for details of the Company's cash flows related to debt borrowings and repayments.

Debt As of June 30, 2018, the Company had various international short-term uncommitted lines of credit with borrowing limits of $198.3. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of June 30, 2018 and December 31, 2017 was 8.25 percent and 9.17 percent, respectively. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at June 30, 2018 was $188.7.

The Credit Agreement includes the Revolving Facility in the amount of up to $520.0 and the Term Loan A Facility in the amount of up to $230.0. On December 23, 2020, the Term Loan A Facility will mature and the Revolving Facility will automatically terminate. The weighted-average interest rate on outstanding Revolving Facility borrowings as of June 30, 2018 and December 31, 2017 was 4.13 percent and 3.63 percent, respectively, which is variable based on the LIBOR. The amount available under the Revolving Facility as of June 30, 2018 was $380.0.

The Company has $400.0 aggregate principal amount of 2024 Senior Notes which are and will be guaranteed by certain of the Company’s existing and future domestic subsidiaries and mature in 2024.

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

The Incremental Agreement also renewed the repricing premium of 1.00 percent in relation to the Term Loan B Facility, removed the requirement to prepay the Repriced Dollar Term Loan and the repriced Euro Term Loan upon any asset sale or casualty event if the Company is below a Total Net Leverage Ratio of 2.5:1.0 on a pro forma basis for such asset sale or casualty event and provides additional restricted payments and investment carveouts in regards to certain assets acquired. All other material provisions under the Credit Agreement were unchanged.

On April 17, 2018, the Company entered into an amendment to its Credit Agreement which modified its calculation of total net debt and its maximum allowable Leverage Ratio. The Credit Agreement financial covenant ratios at June 30, 2018 are as follows:

•	a maximum Leverage Ratio of 4.75 to 1.00 as of June 30, 2018 (reducing to 4.50 on December 31, 2018, and then further reduced to 4.25 on December 31, 2019); and

•	a minimum Coverage Ratio of not less than 3.00 to 1.00

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2018
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

The Company's financing agreements contain various financial covenants, including net debt to capitalization, net debt to EBITDA and net interest coverage ratio. As of June 30, 2018, the Company was in compliance with the financial and other covenants in its debt agreements. However, the Company’s current operating performance has been below expectations that existed at the time that the financial covenant levels were established, and if financial performance does not improve, we anticipate noncompliance with the net debt to EBITDA financial covenant at the end of the third quarter of 2018. The Company is in process of seeking an amendment to that covenant or obtaining a waiver thereof from our lenders. There can be no assurance that the Company will be successful in obtaining an amendment or waiver on commercially reasonable terms or at all.

Dividends The Company paid dividends of $7.7 and $15.3 in the six months ended June 30, 2018 and 2017, respectively. In May 2018, the Company announced its decision to reallocate future dividend funds towards debt reduction and other capital resource needs. As a result, there was no quarterly dividend for the three months ended June 30, 2018. The quarterly dividend was $0.10 per share for the three months ended June 30, 2017.

Contractual Obligations In the first six months ended of 2017, the Company entered into purchase commitments due within one year for materials through contract manufacturing agreements for a total negotiated price. At June 30, 2018, the Company had purchase commitments due within one year totaling $3.4 for materials through contract manufacturing agreements at negotiated prices.

The DPLTA offers the Diebold Nixdorf AG minority shareholders, at their election, (i) the ability to put their Diebold Nixdorf AG ordinary shares to Diebold KGaA in exchange for cash compensation of €55.02 per Diebold Nixdorf AG ordinary share or (ii) to remain Diebold Nixdorf AG minority shareholders and receive a recurring compensation in cash of €2.82 per Diebold Nixdorf AG ordinary share for each full fiscal year of Diebold Nixdorf AG. In early August 2018, Diebold Nixdorf AG shareholders have requested redemption of approximately 2.4 shares with a value of $160. The Company expects to utilize cash on hand and borrowings under its Revolving Facility to fund the obligations. The ultimate timing and amount of any future cash payments related to the DPLTA are uncertain.

Except for the items noted above, all contractual cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at June 30, 2018 compared to December 31, 2017.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2018
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

Management believes there have been no significant changes during the six months ended June 30, 2018 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s annual report on Form 10-K for the year ended December 31, 2017.

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

•	interest rate and foreign currency exchange rate fluctuations, including the impact of possible currency devaluations in countries experiencing high inflation rates;

•	the acceptance of the Company's product and technology introductions in the marketplace;

•	competitive pressures, including pricing pressures and technological developments;

•	changes in the Company's relationships with customers, suppliers, distributors and/or partners in its business ventures;

•	the effect of legislative and regulatory actions in the U.S. and internationally and the Company’s ability to comply with government regulations;

•	the impact of a security breach or operational failure on the Company's business;

•	the Company's ability to successfully integrate other acquisitions into its operations;

•	the Company's ability to maintain effective internal controls;

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

•	the amount and timing of repurchases of the Company's common shares, if any;

•	the Company's ability to complete divestitures for optimization of its business portfolio and to realize any of the contingent purchase price consideration related thereto; and

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

•	the Company's ability to achieve benefits from its cost-reduction initiatives and other strategic initiatives, including its planned restructuring actions.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The Company operates in Argentina through a wholly-owned subsidiary, Diebold Argentina, S.A. The Argentina operations represent less than one percent of the Company's total assets and total net sales as of and for the six months ended June 30, 2018. As of June 30, 2018, the Company concluded that the Argentina financial results will be measured using the U.S. dollar as its functional currency in the third quarter of 2018 because its economy is considered highly inflationary. The operating environment in Argentina continues to present business challenges, including continuing devaluation of Argentina’s currency and high inflation.

The Company is closely monitoring developments in Argentina and intends to take steps to mitigate adverse conditions, but there can be no assurances that these actions will be able to mitigate these conditions as they may occur.

On August 15, 2016, the Company designated its €350.0 euro-denominated Term Loan B Facility as a net investment hedge of its investments in certain subsidiaries that use the euro as their functional currency in order to reduce volatility in stockholders' equity caused by the changes in foreign currency exchange rates of the euro with respect to the U.S. dollar. Effectiveness is assessed at least quarterly by confirming that the respective designated net investments' net equity balances at the beginning of any period collectively continues to equal or exceed the balance outstanding on the Company's euro-denominated term loan. Changes in value that are deemed effective are accumulated in AOCI. When the respective net investments are sold or substantially liquidated, the balance of the cumulative translation adjustment in AOCI will be reclassified into earnings. The net gain (loss) recognized in AOCI on net investment hedge foreign currency borrowings was $11.2 and $5.4 for the three months ended June 30, 2018 and 2017, respectively. On March 30, 2017, the Company de-designated €130.6 of its euro-denominated Term Loan B Facility and on May 9, 2017, the Company designated an additional €66.8 of its euro-denominated Term Loan B Facility as a result of its repricing described under note 11. On September 21, 2017, the Company de-designated €100.0 of its euro-denominated Term Loan B Facility. On June 21, 2018, the Company re-designated €30.2 of its euro-denominated Term Loan B Facility.

Refer to the Company’s annual report on Form 10-K for the year ended December 31, 2017 for a discussion of market risk exposures. There have been no material changes in this information since December 31, 2017.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2018
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

In connection with the preparation of this quarterly report on Form 10-Q, the Company's management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that such disclosure controls and procedures were effective as of June 30, 2018.

Change in Internal Controls

During the quarter ended June 30, 2018, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2018
(in millions, except share and per share amounts)

Part II – Other Information
Item 1: Legal Proceedings

At June 30, 2018, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Information concerning the Company’s share repurchases made during the second quarter of 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
April	762	$15.84	—	2,426,177
May	3,885	$12.76	—	2,426,177
June	25,657	$12.75	—	2,426,177
Total	30,304	$12.83	—

(1)	All shares were surrendered or deemed surrendered to the Company in connection with the Company’s share-based compensation plans.

(2)
The total number of shares repurchased as part of the publicly announced share repurchase plan since its inception was 13,450,772 as of June 30, 2018. The plan was approved by the Board of Directors in 1997. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. The plan has no expiration date. The following table provides a summary of Board of Directors approvals to repurchase the Company’s outstanding common shares:

Total Number of Shares Approved for Repurchase
1997	2,000,000
2004	2,000,000
2005	6,000,000
2007	2,000,000
2011	1,876,949
2012	2,000,000
15,876,949

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2018
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

10.1	Jürgen Wunram Separation Agreement- incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (Commission File No. 1-4879)

10.2
Diebold Nixdorf, Incorporated 2017 Equity and Performance Incentive Plan, as amended – incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on April 27, 2018 (Commission File No. 1-4879)

10.3
Fifth Amendment, dated as of April 17, 2018, by and among Diebold Nixdorf, Incorporated and the subsidiary borrowers party thereto, as borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto – incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on April 20, 2018 (Commission File No.1-4879)

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

DIEBOLD NIXDORF, INCORPORATED

Date:	August 6, 2018		/s/ Gerrard B. Schmid
		By:	Gerrard B. Schmid
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2018		/s/ Christopher A. Chapman
		By:	Christopher A. Chapman
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)