Form 10-Q
period 2018-09-30
DIEBOLD NIXDORF, Inc
filed 2018-11-08
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding as of October 31, 2018 was 76,124,266.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Form 10-Q

Part I – Financial Information
Item 1: Financial Statements
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share and per share amounts)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$304.4	$535.2
Restricted cash	139.3	8.0
Short-term investments	5.0	81.4
Trade receivables, less allowances for doubtful accounts of $55.3 and $71.7, respectively	818.1	830.1
Inventories	846.5	728.9
Prepaid expenses	60.4	65.7
Income taxes	66.5	73.4
Other current assets	201.4	177.6
Total current assets	2,441.6	2,500.3
Securities and other investments	24.1	96.8
Property, plant and equipment, net of accumulated depreciation and amortization of $441.0 and $418.8, respectively	320.8	364.5
Goodwill	883.3	1,117.1
Deferred income taxes	256.2	293.8
Customer relationships, net	559.7	633.3
Other intangible assets, net	111.9	140.5
Other assets	100.2	95.8
Total assets	$4,697.8	$5,242.1
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities
Notes payable	$52.7	$66.7
Accounts payable	554.7	562.2
Deferred revenue	365.3	437.5
Payroll and other benefits liabilities	173.8	198.9
Other current liabilities	433.1	531.4
Total current liabilities	1,579.6	1,796.7
Long-term debt	2,337.0	1,787.1
Pensions, post-retirement and other benefits	260.7	266.4
Deferred income taxes	240.7	287.1
Other liabilities	102.9	111.3
Commitments and contingencies
Redeemable noncontrolling interests	154.2	492.1
Equity
Diebold Nixdorf, Incorporated shareholders' equity
Preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Common shares, $1.25 par value, 125,000,000 authorized shares, 91,267,246 and 90,524,360 issued shares, 76,115,029 and 75,558,544 outstanding shares, respectively	114.1	113.2
Additional capital	743.6	721.5
Retained earnings (accumulated deficit)	(3.2)	393.6
Treasury shares, at cost (15,152,217 and 14,965,816 shares, respectively)	(570.4)	(567.4)
Accumulated other comprehensive loss	(291.5)	(196.3)
Total Diebold Nixdorf, Incorporated shareholders' equity	(7.4)	464.6
Noncontrolling interests	30.1	36.8
Total equity	22.7	501.4
Total liabilities, redeemable noncontrolling interests and equity	$4,697.8	$5,242.1
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales
Services	$583.9	$605.8	$1,769.6	$1,759.3
Products	414.6	397.0	1,156.4	1,262.2
Software	120.5	119.9	362.8	337.9
	1,119.0	1,122.7	3,288.8	3,359.4
Cost of sales
Services	451.6	470.7	1,377.5	1,362.1
Products	347.9	328.0	958.2	1,042.5
Software	91.2	84.0	265.4	236.5
	890.7	882.7	2,601.1	2,641.1
Gross profit	228.3	240.0	687.7	718.3
Selling and administrative expense	216.2	208.8	663.9	692.6
Research, development and engineering expense	36.6	34.2	118.9	114.4
Impairment of assets	109.3	—	199.3	3.1
(Gain) loss on sale of assets, net	0.1	5.6	(6.8)	(2.5)
	362.2	248.6	975.3	807.6
Operating profit (loss)	(133.9)	(8.6)	(287.6)	(89.3)
Other income (expense)
Interest income	2.2	4.3	7.6	15.8
Interest expense	(45.2)	(27.7)	(99.6)	(90.7)
Foreign exchange gain (loss), net	2.2	3.2	(2.3)	(4.5)
Miscellaneous, net	1.8	(1.5)	0.9	1.7
Income (loss) before taxes	(172.9)	(30.3)	(381.0)	(167.0)
Income tax expense (benefit)	45.8	(0.9)	35.6	(60.5)
Net income (loss)	(218.7)	(29.4)	(416.6)	(106.5)
Net income (loss) attributable to noncontrolling interests	(6.1)	6.6	6.6	20.2
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(212.6)	$(36.0)	$(423.2)	$(126.7)

Basic weighted-average shares outstanding	76.1	75.5	76.0	75.4
Diluted weighted-average shares outstanding	76.1	75.5	76.0	75.4

Net income (loss) attributable to Diebold Nixdorf, Incorporated
Basic earnings (loss) per share	$(2.79)	$(0.48)	$(5.57)	$(1.68)
Diluted earnings (loss) per share	$(2.79)	$(0.48)	$(5.57)	$(1.68)

Dividends declared and paid per common share	$—	$0.10	$0.10	$0.30
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income (loss)	$(218.7)	$(29.4)	$(416.6)	$(106.5)
Other comprehensive income (loss), net of tax
Adoption of accounting standard	—	—	(29.0)	—
Translation adjustment	(19.7)	15.8	(82.8)	145.0
Foreign currency hedges (net of tax of $(0.5), $1.2, $(1.6) and $(0.2), respectively)	2.1	(2.4)	8.0	1.0
Interest rate hedges
Net gain (loss) recognized in other comprehensive income (net of tax of $(0.2), $(0.1), $(1.3) and $(0.6), respectively)	(0.5)	0.3	2.3	1.8
Reclassification adjustment for amounts recognized in net income	1.0	—	2.1	(0.4)
	0.5	0.3	4.4	1.4
Pension and other post-retirement benefits
Net actuarial gain (loss) amortization (net of tax of $1.0, $(0.5), $0.8 and $0.5, respectively)	(2.0)	1.0	1.6	(2.0)
Other comprehensive income (loss), net of tax	(19.1)	14.7	(97.8)	145.4
Comprehensive income (loss)	(237.8)	(14.7)	(514.4)	38.9
Less: comprehensive income (loss) attributable to noncontrolling interests	(7.4)	8.4	3.5	23.7
Comprehensive income (loss) attributable to Diebold Nixdorf, Incorporated	$(230.4)	$(23.1)	$(517.9)	$15.2
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Nine Months Ended
	September 30,
	2018	2017
Cash flow from operating activities
Net income (loss)	$(416.6)	$(106.5)
Adjustments to reconcile net income (loss) to cash flow used by operating activities:
Depreciation and amortization	194.7	185.4
Share-based compensation	27.2	23.1
Gain on sale of assets, net	(6.8)	(2.5)
Impairment of assets	199.3	3.1
Deferred income taxes	(52.8)	(36.3)
Other	(2.7)	(1.4)
Changes in certain assets and liabilities, net of the effects of acquisitions
Trade receivables	(20.6)	(57.5)
Inventories	(142.9)	(45.8)
Accounts payable	7.4	10.0
Income taxes	6.8	(46.8)
Prepaid and other current assets	(32.5)	(42.0)
Deferred revenue	(60.9)	(43.3)
Restructuring payments	(37.9)	(57.8)
Warranty liability	(28.3)	(25.0)
Certain other assets and liabilities	(5.5)	8.0
Net cash provided (used) by operating activities	(372.1)	(235.3)
Cash flow from investing activities
Capital expenditures	(40.5)	(41.7)
Payment for acquisitions	(5.9)	(5.6)
Proceeds from maturities of short-term investments	275.0	249.5
Payments for purchases of short-term investments	(126.5)	(260.7)
Proceeds from sale of assets	10.8	14.6
Increase in certain other assets	(22.8)	(26.9)
Net cash provided (used) by investing activities	90.1	(70.8)
Cash flow from financing activities
Dividends paid	(7.7)	(22.9)
Debt issuance costs	(38.9)	(1.1)
Revolving credit facility (repayments) borrowings, net	185.0	120.0
Other debt borrowings	706.0	381.0
Other debt repayments	(306.7)	(433.5)
Distributions and payments to noncontrolling interest holders	(337.8)	(16.3)
Issuance of common shares	—	0.3
Repurchase of common shares	(3.0)	(4.8)
Net cash provided (used) by financing activities	196.9	22.7
Effect of exchange rate changes on cash and cash equivalents	(14.4)	19.3
Increase (decrease) in cash, cash equivalents and restricted cash	(99.5)	(264.1)
Cash, cash equivalents and restricted cash at the beginning of the period	543.2	652.7
Cash, cash equivalents and restricted cash at the end of the period	$443.7	$388.6
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2018
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

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s annual report on Form 10-K for the year ended December 31, 2017. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may involve risks and uncertainties that could significantly impact expected future results. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of results to be expected for the full year.

Error Correction and Reclassification

During the third quarter of 2018, the Company identified an error in prior periods presented for repairable service parts inventory balances. Prior-period amounts of inventory, product cost of sales, income tax expense, other current liabilities and retained earnings have been adjusted. Management determined that the correction of the error was not material to each prior period. This correction was recorded within the Company's operations in the Americas Banking reporting segment. As a result of applying the correction retrospectively, previously reported service cost of sales for the three and nine months ended September 30, 2017 increased by $1.0 and $3.0, respectively, and previously reported net income and basic and diluted earnings per share decreased by $0.6 and $0.01 and $1.9 and $0.02, respectively. The decrease in the inventory balance and the aggregated amount of the correction reflected in other current liabilities and retained earnings as of December 31, 2017 was $8.1. There was no impact of the correction on previously reported cash flows from operations for the prior period.

In connection with recent changes in the Company's leadership, beginning with the second quarter of 2018, the Company's reportable operating segments are be based on the following solutions: Eurasia Banking, Americas Banking and Retail. As a result, the Company reclassified comparative periods for consistency.

The Company has reclassified the presentation of certain prior-year information to conform to the current presentation. The Company included finance lease receivables of $14.9 and $14.4 in other assets as of September 30, 2018 and December 31, 2017, respectively, in the condensed consolidated balance sheets. The Company reclassified $8.0 from other current assets to restricted cash as of December 31, 2017 in the condensed consolidated balance sheets and was included in cash, cash equivalents and restricted cash as of September 30, 2017 in the condensed consolidated statements of cash flows.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2018
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

January 1, 2018
ASU 2017-12, Derivatives and Hedging: Target Improvements to Accounting for Hedging Activities
The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. For existing hedges as of the date of the adoption, the Company eliminated a minimal amount of ineffectiveness by means of a cumulative-effect adjustment to accumulated other comprehensive income (AOCI) with a corresponding adjustment to retained earnings. As a result of the standard, $(0.4) and $2.4 was included in net sales for the three and nine months ended September 30, 2018, respectively, and $(0.7) and $(0.6) in cost of sales for the three and nine months ended September 30, 2018, respectively.

Early adopted January 1, 2018
ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
The standard allows for reclassification of stranded tax effects on items resulting from the U.S. Tax Cuts and Jobs Act (the Tax Act) from AOCI to retained earnings. Tax effects unrelated to the Tax Act are released from AOCI using either the specific identification approach or the portfolio approach based on the nature of the underlying item. As a result of the adoption, during the first quarter of 2018, the Company recorded an adjustment to retained earnings resulting in a increase of $29.0, with a corresponding decrease to AOCI due to the reduction in the corporate tax rate.

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
FORM 10-Q as of September 30, 2018
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

ASU 2018-13, Fair Value Measurement (Topic 820) -Disclosure Framework -Changes to the Disclosure Requirements for Fair Value Measurement	The standard is is designed to improve the effectiveness of disclosures by removing, modifying and adding disclosures related to fair value measurements.	January 1, 2020	The Company is currently assessing the impact this ASU will have on its consolidated financial statements. The ASU allows for early adoption in any interim period after issuance of the update.
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

ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General Subtopic 715-20 - Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans	The standard is designed to improve the effectiveness of disclosures by removing and adding disclosures related to defined benefit plans.	January 1, 2021	The Company is currently assessing the impact this ASU will have on its condensed consolidated financial statements. The ASU allows for early adoption in any year end after issuance of the update.

Note 2: Revenue

Revenue is measured based on consideration specified in a contract with a customer and excludes amounts collected on behalf of third parties. The amount of consideration can vary depending on discounts, rebates, refunds, credits, price concessions, incentives, performance bonuses, penalties, or other similar items contained in the contract with the customer of which generally these variable consideration components represent less than one percent of revenues. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer.

The Company's payment terms vary depending on the individual contracts and are generally fixed fee. The Company recognizes advance payments and billings in excess of revenue recognized as deferred revenue. In certain contracts where services are provided prior to billing, the Company recognizes a contract asset within trade receivables and other current assets.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2018
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

The Company's hardware-agnostic software applications facilitate millions of transactions via automated teller machines (ATMs), point of sale (POS) terminals, kiosks, and other self-service devices. The Company provides its banking customers front-end applications for consumer connection points and back-end platforms that manage channel transactions, operations and integration. For its retail customers, the Company provides a comprehensive, modular solution capable of enabling the most advanced omnichannel retail use cases. The Company's platform software is installed within bank and retail data centers to facilitate omnichannel transactions, endpoint monitoring, remote asset management, customer marketing, merchandise management and analytics. These offerings include highly configurable, application program interface (API) enabled software that automates legacy banking transactions across channels.

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

The Company considered ASC 606-10-32-34(c)(2), which provides the criteria that "the entity has not yet established a price for that good or service, and the good or service has not previously been sold on a standalone basis (that is, the selling price is uncertain)." The Company considers software as capable of being distinct, although it generally is not distinct in the context of

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

the contract. Since the Company generally does not sell its software on a stand-alone basis there is limited history to accurately establish a stand-alone selling price. The Company does not have an established standalone selling price for its software.

Additionally, the Company considers the customization of the intellectual property significant since the professional services integrate the commercial solution with the customer's existing infrastructure. Although the services are capable of being distinct, they are not distinct within the context of the contract. The Company concluded this fully integrated commercial solution is inseparable since its customers generally only benefit from the combined output, which includes both the intellectual property and the professional services. The percentage of the Company's consolidated net sales recognized from integration and customization of software represented approximately one percent for the three and nine months ended September 30, 2018 and 2017.

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

Products for banking customers consist of cash recyclers and dispensers, intelligent deposit terminals, teller automation tools and kiosk technologies, as well as physical security solutions. The retail product portfolio includes modular, integrated and mobile POS and self-checkout (SCO) terminals that meet evolving automation and omnichannel requirements of consumers. Supplementing the POS system is a broad range of peripherals, including printers, scales and mobile scanners, as well as the cash management portfolio which offers a wide range of banknote and coin processing systems. Also in the portfolio, the Company provides self-checkout terminals and ordering kiosks which facilitate an efficient and user-friendly purchasing experience. The Company’s hybrid product line can alternate from an attended operator to self-checkout with the press of a button as traffic conditions warrant throughout the business day.

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

The Company considered ASC 606-10-32-34 during its assessment of standalone selling price for its software licenses sold, noting observable prices are not generally available due to high variability and customization related to its software and service solutions. The Company considered current market trends, geography, competitors and the effects of customization when concluding that observable prices were not available. The observed prices are highly variable due to the varying levels of customization of software solutions that help define optimal user experience, improve business processes, refine existing staffing models and deploy technology to meet branch and store automation objectives. Due to the nature and level of customization that is included in the Company's software and service solutions, there is no expected cost plus margin approach available for the software component of the bundled packages. Margins can vary based on the customer, retail or banking solution and level of customization, which could include software solutions, as mentioned above, that help define optimal user experience, improve business processes, refine existing staffing models and deploy technology to meet branch and store automation objectives. The Company's software licenses do not have clear identifiable fulfillment costs so the expected cost plus margin approach is not practical. The Company considered these factors when assessing the market assessment approach and the expected cost plus margin approach and concluded the residual approach was appropriate.

The Company allocates price between products and software net sales when hardware is sold. Hardware sales include operating system software that is required for the hardware to function. The Company generally allocates revenue using the residual method for software included in hardware sales.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The Company evaluates on a contract by contract basis software license sales that are standalone and software license sales that are accounted for under the residual method, but does not aggregate such sales. Software net sales using the residual approach represented approximately two percent of the Company's total consolidated net sales for the three and nine months ended September 30, 2018 and 2017.

Disaggregation of revenue

For additional information related to revenue disaggregation by reportable segment, refer to note 20.

The following table presents information regarding the Company’s revenue by geographic region:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Eurasia Banking
Services	$229.8	$240.2	$702.2	$699.8
Products	152.0	167.5	451.7	527.0
Software	52.5	53.4	153.0	145.8
Total Eurasia Banking	434.3	461.1	1,306.9	1,372.6

Americas Banking
Services	237.2	245.8	706.7	729.7
Products	118.0	106.2	292.3	323.1
Software	27.3	24.7	87.8	75.9
Total Banking Americas	382.5	376.7	1,086.8	1,128.7

Retail
Services	116.9	119.8	360.7	329.8
Products	144.6	123.3	412.4	412.1
Software	40.7	41.8	122.0	116.2
Total Retail	302.2	284.9	895.1	858.1

Total net sales	$1,119.0	$1,122.7	$3,288.8	$3,359.4

In the following table, revenue is disaggregated by timing of revenue recognition:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Timing of revenue recognition	2018	2017	2018	2017
Products transferred at a point in time	39%	37%	37%	39%
Products and services transferred over time	61%	63%	63%	61%
Net sales	100%	100%	100%	100%

Contract balances

The following table provides 2018 information about receivables and deferred revenue, which represent contract liabilities from contracts with customers:

Contract balance information	Trade Receivable	Contract liabilities
Balance at January 1	$830.1	$437.5
Balance at September 30	$818.1	$365.3

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Contract assets are minimal for the periods presented. The amount of revenue recognized in 2018 from performance obligations satisfied (or partially satisfied) in previous periods, mainly due to the changes in the estimate of variable consideration and contract modifications was de minimis. There have been $9.7 and $11.5 during the three months ended September 30, 2018 and 2017, respectively, and $20.6 and $26.3 during the nine months ended September 30, 2018 and 2017, respectively, of impairment losses recognized as bad debt related to receivables or contract assets arising from the Company's contracts with customers.

As of January 1, 2018, the Company had $437.5 of unrecognized deferred revenue constituting the remaining performance obligations that are either unsatisfied (or partially unsatisfied). In 2018, the Company recognized revenue of $241.4 related to the Company's deferred revenue balance at January 1, 2018.

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

Transaction price and variable consideration

The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer, excluding amounts collected on behalf of third parties. This consideration can include fixed and variable amounts and is determined at contract inception and updated each reporting period for any changes in circumstances. The transaction price also considers variable consideration, time value of money and the measurement of any non-cash consideration, all of which are estimated at contract inception and updated at each reporting date for any changes in circumstances. Once the variable consideration is identified, the Company estimates the amount of the variable consideration to include in the transaction price by using one of two methods, expected value (probability weighted methodology) or most likely amount (when there are only two possible outcomes). The Company chooses the method expected to better predict the amount of consideration to which it will be entitled and applies the method consistently to similar contracts. Generally, the Company applies the expected value method when assessing variable consideration including returns and refunds.

The Company also applies the ‘as invoiced’ practical expedient in paragraph 606-10-55-18 related to performance obligations satisfied over time, which permits the Company to recognize revenue in the amount to which it has a right to invoice the customer if that amount corresponds directly with the value to the customer of the Company’s performance completed to date. Service revenues that are recognized ratably are primarily contracts that include first and second line maintenance. Service revenues that are recognized using input measures include primarily preventative maintenance. The ‘as invoiced’ practical expedient relates to the on-demand service revenue which is generally not under contract.

Transaction price allocated to the remaining performance obligations

As of September 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $2,900. The Company expects to recognize revenue on the remaining performance obligations over the next twelve months. The Company enters into service agreements with cancellable terms after a certain period without penalty. Unsatisfied obligations reflect only the obligation during the initial term. The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

The Company also applies the ‘as invoiced’ practical expedient in paragraph 606-10-55-18 related to performance obligations satisfied over time which permits the Company to recognize revenue in the amount to which it has a right to invoice the customer if that amount corresponds directly with the value to the customer of the Company’s performance completed to date. Service revenues that are recognized ratably are primarily contracts that include first and second line maintenance. Service revenues that are recognized using input measures include primarily preventative maintenance. The ‘as invoiced’ practical expedient relates to the on-demand service revenue, which is generally not under contract.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2018
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

In certain circumstances, a contract with a customer that contains a software arrangement may include provisions for customer acceptance. In these cases, when or as the performance obligation is satisfied, the Company recognizes revenue and records a contract asset until customer acceptance is received. Once customer acceptance is received, the contract asset is reclassified to accounts receivable. As of September 30, 3018, contract assets related to these arrangements are minimal. In situations where the performance obligation has not been met and the Company has not received customer acceptance, no revenue is recognized.

Customer acceptance provisions by their nature require the customer to approve that the Company satisfied its performance obligation and are generally standard throughout our contracts with customers.

If an instance arises where the Company would recognize revenue prior to customer acceptance, which occurs primarily when the Company provides bundled software and professional services, it is the Company's policy, pursuant to ASC 606, when or as the performance obligation is satisfied, to recognize revenue and record a contract asset or reduce deferred revenue, as applicable,

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

until customer acceptance is received. Once customer acceptance is received, the contract asset is reclassified to trade receivables, net. In these circumstances, the Company would consider ASC 606-10-55-86 and -87 and conclude that although a standard method to transferring the software and services is not met, the standard terms of the customer acceptance provisions and favorable history of customer acceptances support revenue recognition prior to customer acceptance. The Company also would only recognize revenue prior to customer acceptance only if there were no remaining inputs related to performance obligation. These instances are currently immaterial. For certain contracts that contain customer acceptance clauses, such as customized software arrangements, the revenue is recognized pursuant to ASC 606-25 25-27(c) since the Company’s performance does not create an asset with an alternative use and the Company has an enforceable right to payment for performance completed to date.

Impacts on financial statements

The following tables summarize the impacts of adopting Topic 606 on the Company’s condensed consolidated financial statements as of and for the period ended September 30, 2018 as if the Company continued to follow its accounting policies under the previous revenue recognition guidance.

	Impact of changes in accounting policy for the nine months ended September 30, 2018 (unaudited)
	As Reported	Adjustments	Balances without adoption of Topic 606
Trade receivables, less allowances for doubtful accounts of $55.3 and $71.7, respectively	$818.1	$(5.4)	$812.7
Inventories	$846.5	$25.2	$871.7
Deferred revenue	$365.3	$30.1	$395.4
Deferred income taxes	$240.7	$(0.9)	$239.8
Retained earnings (accumulated deficit)	$(3.2)	$(9.4)	$(12.6)

The impact to net sales and cost of sales would have been decreases of $5.2 and $6.5, respectively, for the three months ended September 30, 2018 and $19.0 and $15.1, respectively, for the nine months ended September 30, 2018. The impact after tax was $0.9 and $(2.7) for the three and nine months ended September 30, 2018, respectively, and was primarily a result of timing of deferred revenue related to products and software for certain amounts being recognized that would have previously been deferred, and certain amounts being deferred that would have previously been recognized.

Note 3: Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per share includes the dilutive effect of potential common shares outstanding. Under the two-class method of computing earnings (loss) per share, non-vested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities. The Company’s participating securities include restricted stock units (RSUs), director deferred shares and shares that were vested but deferred by employees. The Company calculated basic and diluted earnings (loss) per share under both the treasury stock method and the two-class method. For the three and nine months ended September 30, 2018 and 2017, there were no differences in the earnings (loss) per share amounts calculated under the two methods. Accordingly, the treasury stock method is disclosed below.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table represents amounts used in computing earnings (loss) per share and the effect on the weighted-average number of shares of dilutive potential common shares:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator
Income (loss) used in basic and diluted earnings (loss) per share
Net income (loss)	$(218.7)	$(29.4)	$(416.6)	$(106.5)
Net income (loss) attributable to noncontrolling interests	(6.1)	6.6	6.6	20.2
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(212.6)	$(36.0)	$(423.2)	$(126.7)
Denominator
Weighted-average number of common shares used in basic earnings (loss) per share	76.1	75.5	76.0	75.4
Weighted-average number of shares used in diluted earnings (loss) per share (1)	76.1	75.5	76.0	75.4
Net income (loss) attributable to Diebold Nixdorf, Incorporated
Basic earnings (loss) per share	$(2.79)	$(0.48)	$(5.57)	$(1.68)
Diluted earnings (loss) per share	$(2.79)	$(0.48)	$(5.57)	$(1.68)

Anti-dilutive shares
Anti-dilutive shares not used in calculating diluted weighted-average shares	4.7	2.8	4.6	2.6

(1)
Incremental shares of 0.7 and 0.8 shares for the three months ended September 30, 2018 and 2017, respectively, and 0.8 and 0.7 shares for the nine months ended September 30, 2018 and 2017, respectively, would have been included in the weighted-average number of shares used in diluted earnings (loss) per share used in the computation of diluted earnings (loss) per share because their effects are dilutive.

In May 2018, the Company announced its decision to reallocate future dividend funds towards debt reduction and other capital resource needs.

Note 4: Share-Based Compensation

The Company’s share-based compensation payments to employees are recognized based on their grant-date fair values during the period in which the employee is required to provide services in exchange for the award. Share-based compensation is primarily recognized as a component of selling and administrative expense. Total share-based compensation expense was $6.9 and $8.1 for the three months ended September 30, 2018 and 2017, respectively, and was $27.2 and $23.1 for the nine months ended September 30, 2018 and 2017, respectively.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Options outstanding and exercisable as of September 30, 2018 are included under the Company’s 1991 Equity and Performance Incentive Plan (as Amended and Restated as of February 12, 2014) (the 1991 Plan) and the Company's 2017 Equity and Performance Incentive Plan (the 2017 Plan). In conjunction with the appointment of the Chief Executive Officer on February 21, 2018, the board approved the grant of options, performance share units and RSUs outside of the the 2017 Plan. Changes during the nine months ended September 30, 2018 were as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
		(per share)	(in years)
Outstanding at January 1, 2018	2.3	$29.68
Expired or forfeited	(0.2)	$29.89
Granted	0.5	$17.53
Outstanding at September 30, 2018	2.6	$27.16	7	$—
Options exercisable September 30, 2018	1.5	$30.44	6	$—
Options vested and expected to vest(2) at September 30, 2018	2.5	$27.34	7	$—

(1)
The aggregate intrinsic value (the difference between the closing price of the Company’s common shares on the last trading day of the third quarter of 2018 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders exercised their options on September 30, 2018. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common shares.

(2)	The options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding non-vested options.

The following table summarizes information on non-vested RSUs and performance shares relating to employees and non-employee directors for the nine months ended September 30, 2018:

	Number of Shares	Weighted-Average Grant-Date Fair Value

RSUs:
Non-vested at January 1, 2018	1.3	$27.76
Forfeited	(0.2)	$22.17
Vested	(0.7)	$28.80
Granted	1.3	$17.71
Non-vested at September 30, 2018	1.7	$20.30
Performance Shares:
Non-vested at January 1, 2018	2.5	$31.37
Forfeited	(0.9)	$29.07
Vested	(0.2)	$32.38
Granted	1.6	$22.65
Non-vested at September 30, 2018	3.0	$26.88

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

As of September 30, 2018, there were 0.1 non-employee director deferred shares vested and outstanding.

On April 25, 2018, the Company's shareholders approved amendments to the 2017 Plan, which provide for an additional 1.2  common shares available for award. The 2017 Plan is expected to attract and retain directors, officers and employees of the Company by providing incentives and rewards for performance.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 5: Income Taxes

The Tax Act was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings for certain foreign subsidiaries and creates new taxes on certain foreign sourced earnings. The Company applied the guidance in SAB 118 when accounting for the enactment date effects of the Tax Act. As of September 30, 2018, the Company has not completed the accounting for all the tax effects of the Tax Act. However, upon further analysis of certain aspects of the Tax Act and refinements to the Company’s calculations, the Company has increased the provisional estimate relating to deemed repatriation transition tax (transition tax) by $46.8. This increase in the provisional estimate has been included as a discrete item in the interim period ended September 30, 2018. The Company will continue to refine the provision estimate over the one-year measurement period ending December 31, 2018 which will include the period in which the Company filed its U.S. Corporation Income Tax Return. The final impacts of the Tax Act may differ materially as additional guidance and information becomes available and the U.S. federal tax filing, including transition tax, is complete.

The effective tax rate on the loss before taxes was (26.5) percent for the three months ended September 30, 2018 and (9.3) percent for the nine months ended September 30, 2018. The expense on the loss for the three months ended and nine months ended was primarily due to a goodwill impairment charge, the impacts of the Tax Act and the higher interest expense burden resulting from the debt restructuring. More specifically, the expense on the loss reflects refinement of the transition tax, the impacts related to global intangible low-taxed income (GILTI) and the business interest deduction limitation which, as a result of the Company’s debt restructuring activities during the quarter, required a full valuation allowance on the current year nondeductible business interest expense. In addition, the benefit on the losses for the nine months is reduced by the goodwill impairment charge, which for tax purposes is primarily nondeductible, of $109.3 and $90.0 incurred in the third and second quarter, respectively. The effective tax rate could vary in future periods based on the Company’s earnings before taxes and clarification around the Tax Act.
The effective tax rate on the loss before taxes was 3.0 percent for the three months ended September 30, 2017 and 36.2 percent for the nine months ended September 30, 2017. The tax for the three months ended September 30, 2017 reflects an unfavorable adjustment relating to year-to-date changes in the Company’s valuation allowance as well as higher than anticipated losses incurred in jurisdictions with a full valuation allowance throughout the period. During the three and nine months ended September 30, 2017, the overall reduction in the tax benefit was offset by the repatriation of foreign earnings and the associated recognition of foreign tax credits as well as favorable discrete items associated with the release of uncertain tax positions due to the expiration of the statute of limitations and reductions in the Company’s deferred tax liability relating to undistributed foreign subsidiary earnings.

Note 6: Inventories

Major classes of inventories are summarized as follows:

	September 30, 2018	December 31, 2017
Finished goods	$387.8	$301.9
Service parts	251.5	262.5
Raw materials and work in process	207.2	164.5
Total inventories	$846.5	$728.9

As a result of applying the correction of repairable service parts inventory retrospectively, a decrease in the inventory balance of $8.1 was reflected in the December 31, 2017 service parts balance previously reported.

The increase in finished goods inventory was primarily attributable to increased inventory in Germany and Mexico to satisfy various customer projects. Raw materials and work in process inventory increased primarily due to a build up of inventory in the U.S. to satisfy a recent large retail customer and certain supply chain issues.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 7: Investments

The Company’s investments, primarily in Brazil, consist of certificates of deposit that are classified as available-for-sale and stated at fair value based upon quoted market prices. Unrealized gains and losses are recorded in AOCI. Realized gains and losses are recognized in investment income and are determined using the specific identification method. There were no realized gains from the sale of securities or proceeds from the sale of available-for-sale securities for the three and nine months ended September 30, 2018 and 2017.

The Company’s investments subject to fair value measurement consist of the following:

	Cost Basis	Unrealized Gain	Fair Value
As of September 30, 2018
Short-term investments
Certificates of deposit	$5.0	$—	$5.0
Long-term investments
Assets held in a rabbi trust	$6.0	$1.0	$7.0

As of December 31, 2017
Short-term investments
Certificates of deposit	$81.4	$—	$81.4
Long-term investments
Assets held in a rabbi trust	$8.3	$1.1	$9.4

The Company has certain strategic alliances that are not consolidated. The Company tests these strategic alliances annually, individually and in aggregate, to determine materiality. The Company owns 40.0 percent of Inspur (Suzhou) Financial Technology Service Co. Ltd. (Inspur JV) and 43.6 percent of Aisino-Wincor Retail & Banking Systems (Shanghai) Co., Ltd. (Aisino JV). The Company engages in transactions in the ordinary course of business with its strategic alliances. The Company's strategic alliances are not significant subsidiaries and are accounted for under the equity method of investments. As of September 30, 2018 and December 31, 2017, the Company had accounts receivable with these affiliates of $20.2 and $15.6, respectively, which are included in trade receivables, less allowances for doubtful accounts on the condensed consolidated balance sheets. As of September 30, 2018 and December 31, 2017, the Company had accounts payable balances with these affiliates of $10.0 and $17.8, respectively, which are included in accounts payables on the condensed consolidated balance sheets.

In May 2017, the Company announced a strategic partnership with Kony, a leading enterprise mobility and application company, to offer white label mobile application solutions for financial institutions and retailers. The Company acquired a minority equity stake in Kony, which is accounted for using the cost method of accounting. As of September 30, 2018, the Company's carrying value in Kony was $14.0 and the fair value was not estimated as there were no events or changes in circumstances in the investment.

Securities and other investments also includes a cash surrender value of insurance contracts of $8.3 and $79.8 as of September 30, 2018 and December 31, 2017, respectively. The decrease is due to the monetization of the Company's investment in the company owned life insurance plans for cash needs across the organization. In addition, it includes an interest rate swap asset carrying value of $8.8 and $7.6 as of September 30, 2018 and December 31, 2017, respectively, which also represents fair value (refer to note 18).

The Company has finance lease receivables of $14.9 and $14.4 in other assets as of September 30, 2018 and December 31, 2017, respectively, in the condensed consolidated balance sheets.

There were no significant changes in provision for credit losses, recoveries and write-offs during the nine months ended September 30, 2018 and 2017. In both the three and nine months ended September 30, 2018, the Company sold finance receivables of $4.5 in Brazil. As of September 30, 2018, finance leases and notes receivable individually evaluated for impairment were $30.5 and $10.8, respectively, with no provision recorded. As of September 30, 2017, finance leases and notes receivable individually evaluated for impairment were $32.4 and $21.0, respectively.

The Company records interest income and any fees or costs related to financing receivables using the effective interest method over the term of the lease or loan. The Company reviews the aging of its financing receivables to determine past due and delinquent

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2018
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

As of September 30, 2018 and December 31, 2017, the recorded investment in past due financing receivables on nonaccrual status was $0.4 and $0.6, respectively, and there were no recorded investments in finance receivables past due 90 days or more and still accruing interest. The recorded investment in impaired notes receivable was $4.1 as of September 30, 2018 and December 31, 2017 and was fully reserved and as of September 30, 2018 are all greater than 89 days past due.

Note 8: Goodwill and Other Assets

The Company’s three reportable operating segments are Eurasia Banking, Americas Banking and Retail. The Company has allocated goodwill to its Eurasia Banking, Americas Banking and Retail reportable operating segments. The changes in carrying amounts of goodwill within the Company's segments are summarized as follows:

	Eurasia Banking	Americas Banking	Retail	Total
Goodwill	$513.0	$425.4	$350.6	$1,289.0
Accumulated impairment losses	(168.7)	(122.0)	—	(290.7)
Balance at January 1, 2017	$344.3	$303.4	$350.6	$998.3
Goodwill acquired	1.6	—	4.0	5.6
Goodwill adjustment	(1.1)	(1.0)	(0.8)	(2.9)
Currency translation adjustment	71.8	2.2	42.1	116.1
Goodwill	$585.3	$426.6	$395.9	$1,407.8
Accumulated impairment losses	(168.7)	(122.0)	—	(290.7)
Balance at December 31, 2017	$416.6	$304.6	$395.9	$1,117.1
Currency translation adjustment	(17.9)	(5.5)	(11.1)	(34.5)
Goodwill	$567.4	$421.1	$384.8	$1,373.3
Impairment	(98.1)	—	(101.2)	(199.3)
Accumulated impairment losses	(266.8)	(122.0)	(101.2)	(490.0)
Balance at September 30, 2018	$300.6	$299.1	$283.6	$883.3

The Company identified four reporting units, which are Eurasia Banking, Americas Banking, Europe, Middle East and Africa (EMEA) Retail and Rest of World Retail. Management determined that the Americas Banking reporting unit had excess fair value of $168.4 or 25.9 percent cushion when compared to its carrying amount. The Eurasia Banking, EMEA Retail and Rest of World Retail reporting units had no excess fair value or cushion when compared to their carrying amounts. Changes in certain assumptions or the Company's failure to execute on the current plan could have a significant impact to the estimated fair value of the reporting units.

As a result of certain impairment triggering events, the Company performed an impairment test of goodwill for its four reporting units during the third quarter of 2018. Based on the results of the impairment testing, the Company recorded a non-cash goodwill impairment loss of $109.3 related to the Eurasia Banking, EMEA Retail and Rest of World Retail reporting units during the third quarter of 2018. During the second quarter of 2018, the Company performed an impairment test of goodwill for all of its line of businesses (LoB) reporting units due to the change in its reportable operating segments. Based on the results of the LoB testing, the fair values of each of the Company's reporting units exceed their carrying values except for the Services-Asia Pacific (AP) and Software-EMEA reporting units which resulted in a non-cash impairment loss of $90.0 during the second quarter 2018. The Company recognized a non-cash goodwill impairment loss of $199.3 during the nine months ended 2018. In 2017, the Company recorded impairments totaling $3.1 related to information technology (IT) transformation and integration activities.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

During the third and second quarter 2018, the Company estimated the fair value of its reporting units using a combination of the income valuation and market approach methodologies. The determination of the fair value of a reporting unit requires significant estimates and assumptions, including significant unobservable inputs. The key inputs included, but were not limited to, discount rates, terminal growth rates, market multiple data from selected guideline public companies, management’s internal forecasts which include numerous assumptions such as projected net sales, gross profit, sales mix, operating and capital expenditures and earnings before interest and taxes margins, among others.

The following summarizes information on intangible assets by major category:

		September 30, 2018			December 31, 2017
	Weighted-average remaining useful lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships, net	6.9 years	$722.2	$(162.5)	$559.7	$741.5	$(108.2)	$633.3

Internally-developed software	1.8 years	208.5	(122.1)	86.4	192.9	(99.8)	93.1
Development costs non-software	0.4 years	53.2	(43.2)	10.0	55.3	(35.1)	20.2
Other intangibles	0.9 years	74.8	(59.3)	15.5	84.5	(57.3)	27.2
Other intangible assets, net		336.5	(224.6)	111.9	332.7	(192.2)	140.5
Total		$1,058.7	$(387.1)	$671.6	$1,074.2	$(300.4)	$773.8

Amortization expense on capitalized software of $8.8 and $8.6 was included in service and software cost of sales for the three months ended September 30, 2018 and 2017, respectively. Amortization expense on capitalized software of $25.6 and $27.9 was included in service and software cost of sales for the nine months ended September 30, 2018 and 2017, respectively. The Company's total amortization expense, including deferred financing costs, was $38.2 and $42.7 the three months ended September 30, 2018 and 2017, respectively. The Company's total amortization expense, including deferred financing costs, was $114.8 and $121.6 for the nine months ended September 30, 2018 and 2017, respectively.

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

Note 9: Guarantees and Product Warranties

The Company provides its global operations guarantees and standby letters of credit through various financial institutions for suppliers, customers, regulatory agencies and insurance providers. If the Company is not able to make payments or fulfill contractual obligations, the suppliers, customers, regulatory agencies and insurance providers may draw on the pertinent bank. At September 30, 2018, the maximum future payment obligations related to these various guarantees totaled $157.6, of which $28.0 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2017, the maximum future payment obligations relative to these various guarantees totaled $195.1, of which $28.0 represented standby letters of credit to insurance providers, and no associated liability was recorded.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Changes in the Company’s warranty liability balance are illustrated in the following table:

	2018	2017
Balance at January 1	$76.7	$101.6
Current period accruals	7.6	11.1
Current period settlements	(34.5)	(37.2)
Currency translation adjustment	(4.8)	5.7
Balance at September 30	$45.0	$81.2

Note 10: Restructuring

The following table summarizes the impact of the Company’s restructuring charges on the condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cost of sales – services	$3.6	$13.5	$4.7	$29.4
Cost of sales – products	3.0	1.2	3.1	2.8
Cost of sales – software	2.1	0.4	2.7	0.1
Selling and administrative expense	28.6	2.7	33.0	13.5
Research, development and engineering expense	1.0	(0.4)	0.9	(1.1)
Total	$38.3	$17.4	$44.4	$44.7

The following table summarizes the Company’s type of restructuring charges by reportable operating segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Severance
Eurasia Banking	$12.3	$13.6	$16.0	$22.7
Americas Banking	7.5	0.4	7.8	3.8
Retail	6.0	3.1	6.8	12.8
Corporate	12.5	0.3	13.8	5.4
Total severance	$38.3	$17.4	$44.4	$44.7

DN Now

During the second quarter of 2018, The Company began implementing DN Now to deliver greater, more sustainable profitability. The plan is anticipating savings of approximately $130 from the restructuring actions related to the new customer centric operating model with clear role charters and a global workforce aligned with market demand. Additional near term activities include divesting of non-core businesses, initiating a services modernization plan and investing in solutions. The Company incurred restructuring charges of $38.3 for the three and nine months ended September 30, 2018 related to DN Now. The Company anticipates additional restructuring costs of approximately $90 to $110 through the end of the plan primarily related to severance anticipated for completion of the Company's transformation throughout the three solution segments and corporate.

DN2020 Plan

During 2016, the Company launched a multi-year integration and transformation program, known as DN2020. The DN2020 plan focused on the utilization of cost efficiencies and synergy opportunities that result from the transformational acquisition of Wincor Nixdorf AG (Diebold Nixdorf AG), which aligned employee activities with the Company's goal of delivering cost reductions of approximately $240 by the year 2020. The Company incurred restructuring charges of $17.4 for the three months ended September 30, 2017, and $6.0 and $44.7 for the nine months ended September 30, 2018 and 2017, respectively, related to DN2020. As of June 30, 2018, the Company suspended this plan and does not anticipate additional DN2020 restructuring costs.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Delta Program

At the beginning of the 2015, Diebold Nixdorf AG initiated the Delta Program related to restructuring and realignment. As part of a change process that has spanned several years, the Delta Program was designed to hasten the expansion of software and professional services operations and to further enhance profitability in the services business. This program included expansion in the high-end fields of managed services and outsourcing. It also involved capacity adjustments on the hardware side, enabling the Company to respond more effectively to market volatility while maintaining its abilities with innovation. There were no charges during the periods presented. As of the date of the acquisition of Diebold Nixdorf AG, the restructuring accrual balance acquired was $45.5 and consisted of severance activities. During the third quarter of 2017, the Company recorded a measurement period adjustment of $8.2 to the acquired restructuring accrual resulting in a final fair value of $37.3. As of September 30, 2018, the Company concluded this plan and no additional restructuring costs will be incurred.

Strategic Alliance Plan

During 2016, the Company entered into a strategic alliance plan with the Inspur Group, a Chinese cloud computing and data center company, to develop, manufacture and distribute banking solutions in China. The Company incurred $0.1 restructuring charges during the nine months ended September 30, 2018 related to this plan. There were no charges during 2017. The Company anticipates minimal additional restructuring costs to be incurred through the end of the plan.

The following table summarizes the Company's cumulative total restructuring costs by plan as of September 30, 2018:

	DN Now	DN2020 Plan	Delta Program	Strategic Alliance	Total

Eurasia Banking	$12.3	$51.5	$0.5	$8.2	$72.5
Americas Banking	7.5	13.6	0.2	—	21.3
Retail	6.0	15.6	0.7	—	22.3
Corporate	12.5	15.1	1.8	—	29.4
Total	$38.3	$95.8	$3.2	$8.2	$145.5

The following table summarizes the Company’s restructuring accrual balances and related activity for the nine months ended September 30:

	2018	2017
Balance at January 1	$54.0	$89.9
Liabilities incurred	44.4	44.7
Liabilities acquired	—	(8.2)
Liabilities paid/settled	(37.9)	(57.8)
Balance at September 30	$60.5	$68.6

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 11: Debt

Outstanding debt balances were as follows:

	September 30, 2018	December 31, 2017
Notes payable
Uncommitted lines of credit	$23.5	$16.2
Term Loan A Facility	—	23.0
Delayed Draw Term Loan A Facility	—	17.2
Term Loan A-1 Facility	16.3	—
Term Loan B Facility - USD	4.8	4.8
Term Loan B Facility - Euro	4.8	5.0
Other	3.3	0.5
	$52.7	$66.7
Long-term debt
Revolving Facility	$260.0	$75.0
Term Loan A Facility	126.3	178.3
Delayed Draw Term Loan A Facility	160.5	226.6
Term Loan A-1 Facility	633.7	—
Term Loan B Facility - USD	414.3	466.7
Term Loan B Facility - Euro	418.8	489.5
2024 Senior Notes	400.0	400.0
Other	3.0	1.4
	2,416.6	1,837.5
Long-term deferred financing fees	(79.6)	(50.4)
	$2,337.0	$1,787.1

As of September 30, 2018, the Company had various international short-term uncommitted lines of credit with borrowing limits of $67.6. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of September 30, 2018 and December 31, 2017 was 5.89 percent and 9.17 percent, respectively, and primarily relate to short-term uncommitted lines of credit in India and Brazil. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at September 30, 2018 was $44.1.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The cash flows related to debt borrowings and repayments were as follows:

	Nine Months Ended
	September 30,
	2018	2017
Revolving credit facility (repayments) borrowings, net	$185.0	$120.0

Other debt borrowings
Proceeds from Delayed Draw Term Loan A Facility under the Credit Agreement	$—	$250.0
Proceeds Term Loan A-1 Facility under the Credit Agreement	650.0	—
Proceeds from Term Loan B Facility - Euro under the Credit Agreement	—	73.3
International short-term uncommitted lines of credit borrowings	56.0	57.7
	$706.0	$381.0

Other debt repayments
Payments on Term Loan A Facility under the Credit Agreement	$(75.0)	$(12.9)
Payments on Delayed Draw Term Loan A Facility under the Credit Agreement	(83.2)	(3.1)
Payments on Term Loan B Facility - USD under the Credit Agreement	(52.3)	(324.9)
Payments on Term Loan B Facility - Euro under the Credit Agreement	(54.9)	(3.4)
Payments on European Investment Bank	—	(63.1)
International short-term uncommitted lines of credit and other repayments	(41.3)	(26.1)
	$(306.7)	$(433.5)

The Company has a revolving and term loan credit agreement (the Credit Agreement), with a revolving facility of up to $500.0 (the Revolving Facility) and a secured term loan A facility (the Term Loan A Facility) in the amount of up to $230.0 as of September 30, 2018. On December 23, 2020, the Term Loan A Facility will mature and the Revolving Facility will automatically terminate. The weighted-average interest rate on outstanding Revolving Facility borrowings as of September 30, 2018 and December 31, 2017 was 4.38 percent and 3.63 percent, respectively, which is variable based on the London Interbank Offered Rate (LIBOR). The amount available under the Revolving Facility as of September 30, 2018 was $240.0.

The Company has $400.0 aggregate principal amount of senior notes due 2024 (the 2024 Senior Notes), which are and will be guaranteed by certain of the Company’s existing and future domestic subsidiaries and mature in April 2024.

On August 30, 2018, the Company entered into a sixth amendment and incremental amendment (the Sixth Amendment) to its Credit Agreement. The Amendment amended the financial covenants and established a new senior secured incremental term A-1 facility in an aggregate principal amount of $650.0 (Term Loan A-1 Facility) and makes certain other changes to the Credit Agreement.

The interest rate with respect to the Term Loan A-1 Facility is based on, at the Company’s option, either the alternative base rate (ABR) plus 8.25% or a eurocurrency rate plus 9.25%. The Term A-1 Facility will mature in August 2022, the fourth anniversary of the Sixth Amendment. The Term Loan A-1 Facility is subject to a maximum consolidated net leverage ratio, a minimum consolidated interest coverage ratio and certain covenant reset triggers (Covenant Reset Triggers) as described in the Sixth Amendment. Upon the occurrence of any Covenant Reset Trigger, the financial covenant levels will automatically revert to previous financial covenant levels in effect prior to the Sixth Amendment.

A portion of the proceeds of the Term Loan A-1 Facility are restricted to fund the purchase of the remaining shares of Diebold Nixdorf AG not owned by the Company. The proceeds were used to make optional prepayments of existing term A loans in the amount of $130.0 and to permanently reduce revolving credit commitments in an amount of $20.0 and to make a purchase pursuant to an offer open to all term B lenders on a pro rata basis for $100.0 in face principal amount of term B loans. Any remaining proceeds were used for general corporate and working capital purposes.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2018
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

The Credit Agreement financial covenant rations at September 30, 2018 are as follows:

•
a maximum allowable total net debt to trailing twelve month's adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) leverage ratio (Leverage Ratio) of 7.00 to 1.00 as of September 30, 2018 (reducing to 6.50 on June 30, 2020, further reduced to 6.25 on December 31, 2020, further reduced to 6.00 on June 30, 2021 and further reduced to 5.75 on December 31, 2021); and

•	a minimum adjusted EBITDA to net interest expense coverage ratio of not less than 1.38 to 1.00 (increasing to 1.50 on December 31, 2020 and further increased to 1.63 on December 31, 2021)

Below is a summary of financing and replacement facilities information:

Financing and Replacement Facilities	Interest Rate Index and Margin	Maturity/Termination Dates	Initial Term (Years)
Credit Agreement facilities
Revolving Facility	LIBOR + 3.50%	December 2020	5
Term Loan A Facility	LIBOR + 3.50%	December 2020	5
Delayed Draw Term Loan A Facility	LIBOR + 3.50%	December 2020	5
Term Loan A-1 Facility	LIBOR + 9.25%	August 2022	4
Term Loan B Facility - USD	LIBOR(i) + 2.75%	November 2023	7.5
Term Loan B Facility - Euro	EURIBOR(ii) + 3.00%	November 2023	7.5
2024 Senior Notes	8.5%	April 2024	8

(i)	LIBOR with a floor of 0.0%.

(ii)	EURIBOR with a floor of 0.0%.

The debt facilities under the Credit Agreement are secured by substantially all assets of the Company and its domestic subsidiaries that are borrowers or guarantors under the Credit Agreement, subject to certain exceptions and permitted liens.

The Company's financing agreements contain various financial covenants, including net debt to capitalization, net debt to EBITDA and net interest coverage ratio. Under the Sixth Amendment, the Term Loan A-1 Facility is under a covenant holiday period until the earlier of any covenant reset trigger or April 1, 2019. As of September 30, 2018, the Company was in compliance with the financial and other covenants in its debt agreements.

Note 12: Redeemable Noncontrolling Interests

Changes in the Company's redeemable noncontrolling interests balance are illustrated in the following table:

	2018	2017
Balance at January 1	$492.1	$44.1
Other comprehensive income	(17.2)	25.6
Redemption value adjustment	(12.1)	32.0
Redemption of shares	(308.6)	(2.7)
Reclassification of noncontrolling interest	—	386.7
Balance at September 30	$154.2	$485.7

The Domination and Profit and Loss Transfer Agreement between Diebold Holding Germany Inc. & Co. KGaA (Diebold KGaA), a wholly-owned subsidiary of the Company, and Diebold Nixdorf AG (the DPLTA) became effective by entry in the commercial register at the local court of Paderborn (Germany) on February 14, 2017, at which time, the carrying value of the noncontrolling

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

interest related to the Diebold Nixdorf AG ordinary shares the Company did not acquire of $386.7 and was reclassified to redeemable noncontrolling interest during the first quarter of 2017. For the period of time that the DPLTA is effective, the noncontrolling interest related to the Diebold Nixdorf AG ordinary shares the Company did not acquire will remain in redeemable noncontrolling interest and presented outside of equity in the condensed consolidated balance sheets of the Company. As of September 30, 2018 and December 31, 2017, the balance related to the redeemable noncontrolling interest related to the Diebold Nixdorf AG ordinary shares the Company did not acquire was $136.4 and $454.6, respectively. The change is primarily related to the redemption of Diebold Nixdorf AG 4.8 ordinary shares in the three and nine months ended of 2018. The Company increased its ownership stake in Diebold Nixdorf AG to 27.7 ordinary shares, or approximately 93 percent, as of September 30, 2018, which has allowed the Company to initiate squeeze-out procedures to acquire the remaining outstanding shares.

The DPLTA offers the Diebold Nixdorf AG minority shareholders, at their election, (i) the ability to put their Diebold Nixdorf AG ordinary shares to Diebold KGaA in exchange for cash compensation of €55.02 per Diebold Nixdorf AG ordinary share or (ii) to remain Diebold Nixdorf AG minority shareholders and receive a recurring compensation in cash of €2.82 per Diebold Nixdorf AG ordinary share for each full fiscal year of Diebold Nixdorf AG. The redemption value adjustment includes the updated cash compensation pursuant to the DPLTA. A portion of the proceeds of the Term Loan A-1 Facility are restricted to fund the purchase of the remaining shares of Diebold Nixdorf AG not owned by the Company. The Company classified the proceeds set aside to purchase the remaining shares in restricted cash in the condensed consolidated balance sheets.

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
FORM 10-Q as of September 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 13: Equity

The following table presents changes in shareholders' equity attributable to Diebold Nixdorf, Incorporated and the noncontrolling interests:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Diebold Nixdorf, Incorporated shareholders' equity
Balance at beginning of period	$220.4	$583.2	$464.6	$588.7
Comprehensive income (loss) attributable to Diebold Nixdorf, Incorporated	(230.4)	(23.1)	(517.9)	15.2
Common shares	—	—	0.9	0.7
Additional capital (1)	2.7	15.4	22.1	(9.3)
Treasury shares	(0.1)	(0.3)	(3.0)	(4.8)
Dividends paid	—	(7.6)	(7.7)	(22.9)
Adoption of accounting standards	—	—	33.6	—
Balance at end of period	$(7.4)	$567.6	$(7.4)	$567.6

Noncontrolling interests
Balance at beginning of period	$34.1	$37.5	$36.8	$433.4
Comprehensive income (loss) attributable to noncontrolling interests, net	(7.4)	8.4	3.5	23.7
Reclassification to redeemable noncontrolling interest	—	—	—	(386.7)
Reclassification of guaranteed dividend to accrued liabilities	5.8	(6.4)	(2.5)	(18.1)
Distributions to noncontrolling interest holders	—	—	(0.5)	(12.8)
Liquidation of noncontrolling interests	(2.4)	—	(7.2)	—
Balance at end of period	$30.1	$39.5	$30.1	$39.5

(1)	The decrease for the nine months ended September 30, 2017 is primarily attributable to the redemption value adjustment to the redeemable noncontrolling interest.

Note 14: Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the Company's AOCI, net of tax, by component for the three months ended September 30, 2018:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2018	$(187.5)	$(0.2)	$13.3	$(99.2)	$0.1	$(273.5)
Other comprehensive income (loss) before reclassifications (1)	(18.6)	2.1	(0.5)	—	—	(17.0)
Amounts reclassified from AOCI	—	—	1.0	(2.0)	—	(1.0)
Net current-period other comprehensive income (loss) (1)	(18.6)	2.1	0.5	(2.0)	—	(18.0)
Balance at September 30, 2018	$(206.1)	$1.9	$13.8	$(101.2)	$0.1	$(291.5)
(1)Other comprehensive income (loss) before reclassifications within the translation component excludes $(1.1) of translation attributable to noncontrolling interests.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the three months ended September 30, 2017:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2017	$(123.7)	$(2.3)	$5.7	$(92.3)	$0.3	$(212.3)
Other comprehensive income (loss) before reclassifications (1)	14.1	(2.4)	0.3	—	—	12.0
Amounts reclassified from AOCI	—	—	—	1.0	—	1.0
Net current-period other comprehensive income (loss) (1)	14.1	(2.4)	0.3	1.0	—	13.0
Balance at September 30, 2017	$(109.6)	$(4.7)	$6.0	$(91.3)	$0.3	$(199.3)
(1)Other comprehensive income (loss) before reclassifications within the translation component excludes $1.7 of translation attributable to noncontrolling interests.

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the nine months ended September 30, 2018:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2018	$(116.8)	$(5.1)	$8.1	$(82.6)	$0.1	$(196.3)
Adoption of accounting standard (1)	(9.1)	(1.0)	1.3	(20.2)	—	(29.0)
Other comprehensive income (loss) before reclassifications (2)	(80.2)	8.0	2.3	—	—	(69.9)
Amounts reclassified from AOCI	—	—	2.1	1.6	—	3.7
Net current-period other comprehensive income (loss) (2)	(89.3)	7.0	5.7	(18.6)	—	(95.2)
Balance at September 30, 2018	$(206.1)	$1.9	$13.8	$(101.2)	$0.1	$(291.5)
(1)Stranded tax effects reclassified from AOCI to retained earnings from the adoption of ASU 2018-02.
(2) Other comprehensive income (loss) before reclassifications within the translation component excludes $(2.6) of translation attributable to noncontrolling interests.

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
FORM 10-Q as of September 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table summarizes the details about amounts reclassified from AOCI:

	Three Months Ended		Nine Months Ended		Affected Line Item in the Statement of Operations
	2018	2017	2018	2017
Interest rate hedges	$1.0	$—	$2.1	$(0.4)	Interest expense
Pension and post-retirement benefits:
Net actuarial gain (loss) amortization (net of tax of $1.0, $(0.5), $0.8 and $0.5, respectively)	(2.0)	1.0	1.6	(2.0)	(1)
Total reclassifications for the period	$(1.0)	$1.0	$3.7	$(2.4)

(1)	Pension and other post-retirement benefits AOCI components are included in the computation of net periodic benefit cost (refer to note 16).

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

During 2017, the Company divested its legacy Diebold business in the United Kingdom (U.K.) to Cennox Group for $5.0, fulfilling the requirements previously set forth by the U.K. Competition and Markets Authority (CMA). The divestiture closed on June 30, 2017. As part of the Company's routine efforts to evaluate its business operations, during 2017, the Company divested its electronic security (ES) businesses located in Mexico and Chile in the second and third quarters of 2017, respectively. The Company recorded a pre-tax gain of $2.2 related to these transactions. The combined net sales of the divestitures represented less than one percent of total net sales of the Company for 2017.

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
FORM 10-Q as of September 30, 2018
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

The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans and other benefits for the three months ended September 30:

	Pension Benefits
	U.S.Plans		Non-U.S. Plans		Other Benefits
	2018	2017	2018	2017	2018	2017
Components of net periodic benefit cost
Service cost	$1.0	$1.0	$2.8	$2.6	$—	$—
Interest cost	5.2	5.7	1.5	2.2	0.1	0.1
Expected return on plan assets	(6.2)	(6.5)	(2.6)	(2.1)	—	—
Recognized net actuarial loss	1.7	1.5	(0.2)	(0.1)	—	—
Net periodic pension benefit cost	$1.7	$1.7	$1.5	$2.6	$0.1	$0.1

The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans and other benefits for the nine months ended September 30:

	Pension Benefits
	U.S.Plans		Non-U.S. Plans		Other Benefits
	2018	2017	2018	2017	2018	2017
Components of net periodic benefit cost
Service cost	$2.9	$3.0	$8.4	$7.8	$—	$—
Interest cost	15.5	17.1	4.7	6.6	0.3	0.3
Expected return on plan assets	(18.5)	(19.5)	(8.0)	(6.3)	—	—
Recognized net actuarial loss	5.0	4.5	(0.5)	(0.3)	—	—
Net periodic pension benefit cost	$4.9	$5.1	$4.6	$7.8	$0.3	$0.3

Contributions

There have been no significant changes to the expected 2018 plan year contribution amounts previously disclosed. For the nine months ended September 30, 2018 and 2017, contributions of $29.2 and $20.2, respectively, were made to the qualified and non-qualified pension plans.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The Company uses derivatives to mitigate the economic consequences associated with fluctuations in currencies and interest rates. The following table summarizes the gain (loss) recognized on derivative instruments:

Derivative instrument	Classification on condensed consolidated statements of operations	Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2018	2017	2018	2017
Non-designated hedges and interest rate swaps	Interest expense	$(0.7)	$(1.5)	$(1.8)	$(3.6)
Foreign exchange forward contracts and cash flow hedges	Net sales	(0.4)	—	2.4	—
Foreign exchange forward contracts and cash flow hedges	Cost of sales	0.7	—	0.6	—
Foreign exchange forward contracts and cash flow hedges	Foreign exchange gain (loss), net	3.5	2.3	4.0	6.3
Total		$3.1	$0.8	$5.2	$2.7

As a result of the adoption of ASU 2017-12, $(0.4) and $2.4 was included in net sales for the three and nine months ended September 30, 2018, respectively and $(0.7) and $(0.6) in cost of sales for the three and nine months ended September 30, 2018, respectively, which would have been included in foreign exchange gain (loss), net in the prior period.

Foreign Exchange

Net Investment Hedges The Company has international subsidiaries with net balance sheet positions that generate cumulative translation adjustments within AOCI. The Company uses derivatives to manage potential changes in value of its net investments. The Company uses the forward-to-forward method for its quarterly measurement of ineffectiveness assessments of hedge effectiveness. No ineffectiveness results if the notional amount of the derivative matches the portion of the net investment designated as being hedged because the Company uses derivative instruments with underlying exchange rates consistent with its functional currency and the functional currency of the hedged net investment. Changes in value that are deemed effective are accumulated in AOCI where they will remain until they are reclassified to income together with the gain or loss on the entire investment upon substantial liquidation of the subsidiary. The fair value of the Company’s net investment hedge contracts was $2.4 and $2.0 as of September 30, 2018 and December 31, 2017, respectively. The net loss recognized in AOCI on net investment hedge derivative instruments was $2.7 and $2.7 in the three months ended September 30, 2018 and 2017, respectively. The net loss recognized in AOCI on net investment hedge derivative instruments was $13.6 and $4.1 in the nine months ended September 30, 2018 and 2017, respectively.

On August 15, 2016, the Company designated its €350.0 euro-denominated Term Loan B Facility as a net investment hedge of its investments in certain subsidiaries that use the euro as their functional currency in order to reduce volatility in stockholders' equity caused by the changes in foreign currency exchange rates of the euro with respect to the U.S. dollar. Effectiveness is assessed at least quarterly by confirming that the respective designated net investments' net equity balances at the beginning of any period collectively continues to equal or exceed the balance outstanding on the Company's euro-denominated term loan. Changes in value that are deemed effective are accumulated in AOCI. When the respective net investments are sold or substantially liquidated, the balance of the cumulative translation adjustment in AOCI will be reclassified into earnings. The net gain (loss) recognized in AOCI on net investment hedge foreign currency borrowings was $0.5 and $(12.0) for the three months ended September 30, 2018 and 2017, respectively. The net gain (loss) recognized in AOCI on net investment hedge foreign currency borrowings was $4.9 and $(37.8) for the nine months September 30, 2018 and 2017, respectively. On March 30, 2017, the Company de-designated €130.6 of its euro-denominated Term Loan B Facility and on May 9, 2017, the Company designated an additional €66.8 of its euro-denominated Term Loan B Facility as a result of its repricing described under note 11. On September 21, 2017, the Company de-designated €101.1 of its euro-denominated Term Loan B Facility. On June 21, 2018, the Company re-designated €30.2 of its euro-denominated Term Loan B Facility. On July 23, 2018, the Company de-designated €180.2 of its euro-denominated Term Loan B Facility.

Non-Designated Hedges A substantial portion of the Company’s operations and revenues are international. As a result, changes in foreign exchange rates can create substantial foreign exchange gains and losses from the revaluation of non-functional currency monetary assets and liabilities. The Company’s policy allows the use of foreign exchange forward contracts with maturities of up

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

to 24 months to mitigate the impact of currency fluctuations on those foreign currency asset and liability balances. The Company elected not to apply hedge accounting to its foreign exchange forward contracts. Thus, spot-based gains/losses offset revaluation gains/losses within foreign exchange loss, net and forward-based gains/losses represent interest expense or income. The fair value of the Company’s non-designated foreign exchange forward contracts was $(3.3) and $(4.9) as of September 30, 2018 and December 31, 2017, respectively.

Cash Flow Hedges The Company is exposed to fluctuations in various foreign currencies against its functional currency. At the Company, both sales and purchases are transacted in foreign currencies. The Company has certain subsidiaries with the euro (EUR) as its functional currency that are primarily exposed to the U.S. dollar (USD) and Great Britain pound sterling (GBP). This risk is considerably reduced by natural hedging (i.e., management of sales and purchases by choice location and suppliers). For a portion of the remaining risk that is not naturally hedged, foreign currency forwards are used to manage the exposure between EUR-GBP and EUR-USD.

Derivative transactions are recorded on the balance sheet at fair value. For transactions designated as cash flow hedges, the effective portion of changes in the fair value are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged forecasted transactions impact earnings within the same income statement line item as the earnings effect of the hedged transaction. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. As of September 30, 2018, the Company had the following outstanding foreign currency derivatives that were used to hedge its foreign exchange risks:

Foreign Currency Derivative	Number of Instruments	Notional Sold		Notional Purchased
Currency forward agreements (EUR-USD)	1	2.8	EUR	3.5	USD
Currency forward agreements (EUR-GBP)	13	31.0	GBP	34.7	EUR

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The fair value of the Company's interest rate contracts was $14.3 and $9.8 as of September 30, 2018 and December 31, 2017, respectively.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company estimates that a minimal amount will be reclassified as a decrease to interest expense over the next year.

The Company has an interest rate swap for a nominal sum of €50.0, which was entered into in May 2010 with a ten-year term from October 1, 2010 until September 30, 2020. This interest rate swap mitigated the interest rate risk associated with the European Investment Bank debt, which was paid in full during 2017. For this interest rate swap, the three-month EURIBOR is received and a fixed interest of 2.97 percent is paid. The fair value, which is measured at market prices, as of September 30, 2018 and December 31, 2017 was $(5.4) and $(5.5), respectively. The interest rate contract is not designated and changes in the fair value of non-designated interest rate swap agreements are recognized in miscellaneous, net in the condensed consolidated statements of operations. The Company recognized $0.5 and $1.5 in interest expense relating to the interest rate swap for the three and nine months ended September 30, 2018, respectively.

Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any additional derivatives that are not designated as hedges.

Note 18: Fair Value of Assets and Liabilities

Assets and Liabilities Recorded at Fair Value

Assets and liabilities subject to fair value measurement are as follows:

		September 30, 2018			December 31, 2017
			Fair Value Measurements Using			Fair Value Measurements Using
	Classification on condensed consolidated Balance Sheets	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets
Short-term investments
Certificates of deposit	Short-term investments	$5.0	$5.0	$—	$81.4	$81.4	$—
Assets held in rabbi trusts	Securities and other investments	7.0	7.0	—	9.4	9.4	—
Foreign exchange forward contracts	Other current assets	4.3	—	4.3	6.7	—	6.7
Interest rate swaps	Other current assets	5.4	—	5.4	2.2	—	2.2
Interest rate swaps	Securities and other investments	8.9	—	8.9	7.6	—	7.6
Total		$30.6	$12.0	$18.6	$107.3	$90.8	$16.5
Liabilities
Foreign exchange forward contracts	Other current liabilities	$8.1	$—	$8.1	$10.2	$—	$10.2
Interest rate swaps	Other current liabilities	5.4	—	5.4	5.5	—	5.5
Deferred compensation	Other liabilities	7.0	7.0	—	9.4	9.4	—
Total		$20.5	$7.0	$13.5	$25.1	$9.4	$15.7

The Company uses the end of period when determining the timing of transfers between levels. During each of the nine months ended September 30, 2018 and 2017, there were no transfers between levels.

The carrying amount of the Company's debt instruments approximates fair value except for the 2024 Senior Notes. The fair value and carrying value of the 2024 Senior Notes are summarized as follows:

	September 30, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
2024 Senior Notes	286.5	400.0	425.0	400.0

Refer to note 11 for further details surrounding the Company's long-term debt as of September 30, 2018 compared to December 31, 2017. Additionally, the Company remeasures certain assets to fair value, using Level 3 measurements, as a result of the occurrence of triggering events. In the third and second quarter of 2018, in connection with certain triggering events, the Company performed an impairment test of goodwill for all of its reporting units, see note 8 further details. Besides goodwill from certain reporting units noted above, there were no significant assets or liabilities that were remeasured at fair value on a non-recurring basis during the period presented.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 19: Commitments and Contingencies

Contractual Obligation

At September 30, 2018, the Company had purchase commitments due within one year totaling $0.9 for materials and services through contract manufacturing agreements at negotiated prices. The Company guarantees a fixed cost of certain products used in production to its China strategic partners.

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

At September 30, 2018, the Company was a party to several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the consolidated financial statements would not be materially affected by the outcome of these indirect tax claims and/or proceedings or asserted claims.

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

In March 2017, the administrative proceedings concluded and the assessment was reduced approximately 95 percent to a total of R$17.3 including penalties and interest as of March 2017. The Company is pursuing its remedies in the judicial sphere and management continues to believe that it has valid legal positions. In addition, this matter could negatively impact Brazil federal indirect taxes in other years that remain open under statute. It is reasonably possible that the Company could be required to pay taxes, penalties and interest related to this matter, which could be material to the Company's consolidated financial statements. At September 30, 2018 and December 31, 2017, the Company had accrual related to the Brazil indirect tax matter of $4.0 and $4.9, respectively.

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

A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated accrual. The Company estimated the aggregate risk at September 30, 2018 to be up to $125.8

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

for its material indirect tax matters, of which $21.1 and $27.0, respectively, primarily relates to the Brazil indirect tax matter and Thailand customs matter disclosed above. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire.

Legal Contingencies

At September 30, 2018, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims.

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

The Company's previous reportable operating segments included the LoB: Services, Systems, and Software. The Company began to reorganize its management team reporting to the CODM and assess its new operating model during the first half of 2018. The results of re-evaluating the LoB operating model highlighted the need to transform the Company’s operating model to Banking and Retail. The renewed focus on the customer experience has led the Company to reorganize its operating model. The LoBs will continue to develop solutions, but will operate as cost centers focused on designing and delivering innovative and customer-driven products. The realignment to Banking and Retail enables quicker decision making, reduces complexity, makes better use of talent and promotes the best possible experience for the Company’s customers. Beginning with the second quarter of 2018, the Company's reportable operating segments are based on the following solutions: Eurasia Banking, Americas Banking and Retail. As a result, the Company reclassified comparative periods for consistency.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2018
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

The following tables represent information regarding the Company’s segment information and provides a reconciliation between segment operating profit and the consolidated income (loss) before income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales summary by segment
Eurasia Banking	$434.3	$461.1	$1,306.9	$1,372.6
Americas Banking	382.5	376.7	1,086.8	1,128.7
Retail	302.2	284.9	895.1	858.1
Total revenue	$1,119.0	$1,122.7	$3,288.8	$3,359.4

Intersegment revenue
Eurasia Banking	$35.2	$24.3	$88.2	$81.3
Americas Banking	2.6	5.1	11.6	22.4
Total intersegment revenue	$37.8	$29.4	$99.8	$103.7

Segment operating profit
Eurasia Banking	$43.2	$40.0	$79.8	$91.0
Americas Banking	4.0	14.5	10.4	48.0
Retail	19.2	27.3	36.5	71.3
Total segment operating profit	66.4	81.8	126.7	210.3

Corporate charges not allocated to segments (1)	(10.0)	(0.3)	(47.4)	(48.7)
Restructuring charges	(38.3)	(17.4)	(44.4)	(44.7)
Net non-routine expense	(152.0)	(72.7)	(322.5)	(206.2)
	(200.3)	(90.4)	(414.3)	(299.6)
Operating profit (loss)	(133.9)	(8.6)	(287.6)	(89.3)
Other income (expense)	(39.0)	(21.7)	(93.4)	(77.7)
Income (loss) before taxes	$(172.9)	$(30.3)	$(381.0)	$(167.0)

(1)
Corporate charges not allocated to segments include headquarter-based costs associated with procurement, human resources, compensation and benefits, finance and accounting, global development/engineering, global strategy/mergers and acquisitions, global IT, tax, treasury and legal.

Net non-routine expense consists of items that the Company has determined are non-routine in nature and not allocated to the reportable operating segments. Net non-routine expense of $152.0 for the three months ended September 30, 2018 was primarily due to the goodwill impairment charge of $109.3, acquisition integration expenses of $10.3 primarily within selling and administrative expense and purchase accounting pre-tax charges for amortization of acquired intangibles of $28.2. Net non-routine expense of $322.5 for the nine months ended September 30, 2018 was due to the goodwill impairment charge of $199.3 and acquisition integration expenses of $40.0, primarily within selling and administrative expense, and purchase accounting pre-tax charges for amortization of acquired intangibles of $88.7.

Net non-routine expense of $72.7 for the three months ended September 30, 2017 was primarily due to acquisition and divestiture related costs inclusive of integration expenses of $19.8 primarily within selling and administrative expense and purchase accounting pretax charges, which included deferred revenue of $9.7 and $34.9 in amortization of acquired intangibles. Net non-routine expense of $206.2 for the nine months ended September 30, 2017 was primarily due to legal, acquisition and divestiture related costs of $16.1 inclusive of the mark-to-market impact on Diebold Nixdorf AG stock options and integration expenses of $54.8 primarily

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

within selling and administrative expense and purchase accounting pretax charges, which included deferred revenue of $30.4 and $99.5 in amortization of acquired intangibles.

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
FORM 10-Q as of September 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Balance Sheet
As of September 30, 2018

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$10.3	$3.9	$290.2	$—	$304.4
Restricted cash	—	—	139.3	—	139.3
Short-term investments	—	—	5.0	—	5.0
Trade receivables, net	136.7	0.2	681.2	—	818.1
Intercompany receivables	204.1	605.0	399.2	(1,208.3)	—
Inventories	221.4	—	625.1	—	846.5
Prepaid, income taxes and other current assets	32.8	21.3	299.6	(25.4)	328.3
Total current assets	605.3	630.4	2,439.6	(1,233.7)	2,441.6
Securities and other investments	24.1	—	—	—	24.1
Property, plant and equipment, net	79.9	1.0	239.9	—	320.8
Goodwill	55.5	—	827.8	—	883.3
Deferred income taxes	125.0	2.4	128.8	—	256.2
Intangible assets, net	33.6	—	638.0	—	671.6
Investment in subsidiary	2,828.4	—	—	(2,828.4)	—
Other assets	34.1	0.4	82.5	(16.8)	100.2
Total assets	$3,785.9	$634.2	$4,356.6	$(4,078.9)	$4,697.8

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities
Notes payable	$35.9	$0.1	$16.7	$—	$52.7
Accounts payable	117.2	—	437.5	—	554.7
Intercompany payable	1,004.0	23.9	180.4	(1,208.3)	—
Deferred revenue	87.1	0.1	278.1	—	365.3
Payroll and other benefits liabilities	24.6	1.1	148.1	—	173.8
Other current liabilities	142.1	1.0	314.2	(24.2)	433.1
Total current liabilities	1,410.9	26.2	1,375.0	(1,232.5)	1,579.6
Long-term debt	2,179.1	—	157.9	—	2,337.0
Other long-term liabilities	203.3	—	419.0	(18.0)	604.3
Commitments and contingencies
Redeemable noncontrolling interests	—	—	154.2	—	154.2
Total Diebold Nixdorf, Incorporated shareholders' equity	(7.4)	608.0	2,220.4	(2,828.4)	(7.4)
Noncontrolling interests	—	—	30.1	—	30.1
Total liabilities, redeemable noncontrolling interests and equity	$3,785.9	$634.2	$4,356.6	$(4,078.9)	$4,697.8

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Balance Sheet
As of December 31, 2017

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$58.5	$2.3	$474.4	$—	$535.2
Restricted cash	—	—	8.0	—	8.0
Short-term investments	—	—	81.4	—	81.4
Trade receivables, net	140.7	1.4	688.0	—	830.1
Intercompany receivables	735.7	907.8	2,104.1	(3,747.6)	—
Inventories	159.5	—	569.4	—	728.9
Prepaid, income taxes and other current assets	35.4	17.0	286.1	(21.8)	316.7
Total current assets	1,129.8	928.5	4,211.4	(3,769.4)	2,500.3
Securities and other investments	96.8	—	—	—	96.8
Property, plant and equipment, net	89.6	2.1	272.8	—	364.5
Goodwill	55.5	—	1,061.6	—	1,117.1
Deferred income taxes	150.8	8.0	135.0	—	293.8
Intangible assets, net	37.5	—	736.3	—	773.8
Investment in subsidiary	2,518.5	—	—	(2,518.5)	—
Other assets	47.2	1.1	74.0	(26.5)	95.8
Total assets	$4,125.7	$939.7	$6,491.1	$(6,314.4)	$5,242.1

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities
Notes payable	$49.9	$0.3	$16.5	$—	$66.7
Accounts payable	88.1	0.1	474.0	—	562.2
Intercompany payable	1,337.1	192.2	2,218.3	(3,747.6)	—
Deferred revenue	115.8	0.6	321.1	—	437.5
Payroll and other benefits liabilities	26.1	2.2	170.6	—	198.9
Other current liabilities	112.5	2.8	437.9	(21.8)	531.4
Total current liabilities	1,729.5	198.2	3,638.4	(3,769.4)	1,796.7
Long-term debt	1,710.6	0.1	76.4	—	1,787.1
Other long-term liabilities	221.0	—	470.3	(26.5)	664.8
Commitments and contingencies
Redeemable noncontrolling interests	—	—	492.1	—	492.1
Total Diebold Nixdorf, Incorporated shareholders' equity	464.6	741.4	1,777.1	(2,518.5)	464.6
Noncontrolling interests	—	—	36.8	—	36.8
Total liabilities, redeemable noncontrolling interests and equity	$4,125.7	$939.7	$6,491.1	$(6,314.4)	$5,242.1

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended September 30, 2018

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated

Net sales	$633.0	$0.1	$485.9	$—	$1,119.0
Cost of sales	591.8	1.1	297.8	—	890.7
Gross profit (loss)	41.2	(1.0)	188.1	—	228.3
Selling and administrative expense	69.6	1.2	145.4	—	216.2
Research, development and engineering expense	0.4	10.8	25.4	—	36.6
Impairment of assets	—	—	109.3	—	109.3
(Gain) loss on sale of assets, net	0.1	—	—	—	0.1
	70.1	12.0	280.1	—	362.2
Operating profit (loss)	(28.9)	(13.0)	(92.0)	—	(133.9)
Other income (expense)
Interest income	0.5	—	1.7	—	2.2
Interest expense	(41.0)	—	(4.2)	—	(45.2)
Foreign exchange gain (loss), net	2.8	(0.1)	(0.5)	—	2.2
Equity in earnings of subsidiaries	(62.8)	—	—	62.8	—
Miscellaneous, net	0.3	0.3	1.2	—	1.8
Income (loss) before taxes	(129.1)	(12.8)	(93.8)	62.8	(172.9)
Income tax expense (benefit)	83.5	12.6	(50.3)	—	45.8
Net income (loss)	(212.6)	(25.4)	(43.5)	62.8	(218.7)
Net income (loss) attributable to noncontrolling interests	—	—	(6.1)	—	(6.1)
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(212.6)	$(25.4)	$(37.4)	$62.8	$(212.6)
Comprehensive income (loss)	$(230.4)	$(25.4)	$(59.2)	$77.2	$(237.8)
Less: comprehensive income (loss) attributable to noncontrolling interests	—	—	(7.4)	—	(7.4)
Comprehensive income (loss) attributable to Diebold Nixdorf, Incorporated	$(230.4)	$(25.4)	$(51.8)	$77.2	$(230.4)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended September 30, 2017

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated

Net sales	$289.1	$0.6	$833.0	$—	$1,122.7
Cost of sales	234.0	1.8	646.9	—	882.7
Gross profit (loss)	55.1	(1.2)	186.1	—	240.0
Selling and administrative expense	65.2	2.7	140.9	—	208.8
Research, development and engineering expense	1.0	10.8	22.4	—	34.2
(Gain) loss on sale of assets, net	(0.1)	0.1	5.6	—	5.6
	66.1	13.6	168.9	—	248.6
Operating profit (loss)	(11.0)	(14.8)	17.2	—	(8.6)
Other income (expense)
Interest income	0.6	0.1	3.6	—	4.3
Interest expense	(25.7)	—	(2.0)	—	(27.7)
Foreign exchange gain (loss), net	0.5	—	2.7	—	3.2
Equity in earnings of subsidiaries	11.0	—	—	(11.0)	—
Miscellaneous, net	1.7	1.8	(4.7)	(0.3)	(1.5)
Income (loss) before taxes	(22.9)	(12.9)	16.8	(11.3)	(30.3)
Income tax expense (benefit)	13.1	2.6	(16.6)	—	(0.9)
Net income (loss)	(36.0)	(15.5)	33.4	(11.3)	(29.4)
Net income (loss) attributable to noncontrolling interests	—	—	6.6	—	6.6
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(36.0)	$(15.5)	$26.8	$(11.3)	$(36.0)
Comprehensive income (loss)	$(23.1)	$(15.5)	$56.3	$(32.4)	$(14.7)
Less: comprehensive income (loss) attributable to noncontrolling interests	—	—	8.4	—	8.4
Comprehensive income (loss) attributable to Diebold Nixdorf, Incorporated	$(23.1)	$(15.5)	$47.9	$(32.4)	$(23.1)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Nine Months Ended September 30, 2018

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated

Net sales	$1,277.9	$0.4	$2,010.5	$—	$3,288.8
Cost of sales	1,152.9	1.7	1,446.5	—	2,601.1
Gross profit (loss)	125.0	(1.3)	564.0	—	687.7
Selling and administrative expense	220.5	3.8	439.6	—	663.9
Research, development and engineering expense	2.1	33.1	83.7	—	118.9
Impairment of assets	—	—	199.3	—	199.3
(Gain) loss on sale of assets, net	(3.4)	—	(3.4)	—	(6.8)
	219.2	36.9	719.2	—	975.3
Operating profit (loss)	(94.2)	(38.2)	(155.2)	—	(287.6)
Other income (expense)
Interest income	1.1	0.1	6.4	—	7.6
Interest expense	(91.9)	—	(7.7)	—	(99.6)
Foreign exchange gain (loss), net	(5.5)	(0.1)	3.3	—	(2.3)
Equity in earnings of subsidiaries	(191.1)	—	—	191.1	—
Miscellaneous, net	(0.5)	0.9	0.5	—	0.9
Income (loss) before taxes	(382.1)	(37.3)	(152.7)	191.1	(381.0)
Income tax expense (benefit)	41.1	(5.6)	0.1	—	35.6
Net income (loss)	(423.2)	(31.7)	(152.8)	191.1	(416.6)
Net income (loss) attributable to noncontrolling interests	—	—	6.6	—	6.6
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(423.2)	$(31.7)	$(159.4)	$191.1	$(423.2)
Comprehensive income (loss)	$(517.9)	$(31.7)	$(247.1)	$282.3	$(514.4)
Less: comprehensive income (loss) attributable to noncontrolling interests	—	—	3.5	—	3.5
Comprehensive income (loss) attributable to Diebold Nixdorf, Incorporated	$(517.9)	$(31.7)	$(250.6)	$282.3	$(517.9)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Nine Months Ended September 30, 2017

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated

Net sales	$831.0	$6.9	$2,526.6	$(5.1)	$3,359.4
Cost of sales	670.3	10.5	1,965.4	(5.1)	2,641.1
Gross profit (loss)	160.7	(3.6)	561.2	—	718.3
Selling and administrative expense	211.5	7.7	473.4	—	692.6
Research, development and engineering expense	1.8	30.5	82.1	—	114.4
Impairment of assets	3.1	—	—	—	3.1
(Gain) loss on sale of assets, net	—	0.1	(2.6)	—	(2.5)
	216.4	38.3	552.9	—	807.6
Operating profit (loss)	(55.7)	(41.9)	8.3	—	(89.3)
Other income (expense)
Interest income	1.7	0.2	13.9	—	15.8
Interest expense	(84.4)	(0.1)	(6.2)	—	(90.7)
Foreign exchange gain (loss), net	3.1	0.1	(7.7)	—	(4.5)
Equity in earnings of subsidiaries	(42.3)	—	—	42.3	—
Miscellaneous, net	9.0	5.9	(12.0)	(1.2)	1.7
Income (loss) before taxes	(168.6)	(35.8)	(3.7)	41.1	(167.0)
Income tax expense (benefit)	(41.9)	(17.7)	(0.9)	—	(60.5)
Net income (loss)	(126.7)	(18.1)	(2.8)	41.1	(106.5)
Net income (loss) attributable to noncontrolling interests	—	—	20.2	—	20.2
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(126.7)	$(18.1)	$(23.0)	$41.1	$(126.7)
Comprehensive income (loss)	$15.2	$(18.1)	$179.0	$(137.2)	$38.9
Less: comprehensive income (loss) attributable to noncontrolling interests	—	—	23.7	—	23.7
Comprehensive income (loss) attributable to Diebold Nixdorf, Incorporated	$15.2	$(18.1)	$155.3	$(137.2)	$15.2

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2018

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
Net cash provided (used) by operating activities	$(108.5)	$(24.4)	$(239.2)	$—	$(372.1)

Cash flow from investing activities
Capital expenditures	(4.7)	(0.1)	(35.7)	—	(40.5)
Payments for acquisitions	—	—	(5.9)	—	(5.9)
Proceeds from maturities of investments	74.0	—	201.0	—	275.0
Payments for purchases of investments	—	—	(126.5)	—	(126.5)
Proceeds from sale of assets	6.7	—	4.1	—	10.8
Increase in certain other assets	(4.6)	—	(18.2)	—	(22.8)
Capital contributions and loans paid	(487.2)	—	—	487.2	—
Proceeds from intercompany loans	25.2	—	—	(25.2)	—
Net cash provided (used) by investing activities	(390.6)	(0.1)	18.8	462.0	90.1

Cash flow from financing activities
Dividends paid	(7.7)	—	—	—	(7.7)
Debt issuance costs	(38.9)	—	—	—	(38.9)
Revolving credit facility (repayments) borrowings, net	115.0	—	70.0	—	185.0
Other debt borrowings	660.0	—	46.0	—	706.0
Other debt repayments	(274.5)	(0.3)	(31.9)	—	(306.7)
Distributions and payments to noncontrolling interest holders	—	—	(337.8)	—	(337.8)
Repurchase of common shares	(3.0)	—	—	—	(3.0)
Capital contributions received and loans incurred	—	43.0	444.2	(487.2)	—
Payments on intercompany loans	—	(16.6)	(8.6)	25.2	—
Net cash provided (used) by financing activities	450.9	26.1	181.9	(462.0)	196.9
Effect of exchange rate changes on cash and cash equivalents	—	—	(14.4)	—	(14.4)
Increase (decrease) in cash, cash equivalents and restricted cash	(48.2)	1.6	(52.9)	—	(99.5)
Cash, cash equivalents and restricted cash at the beginning of the period	58.5	2.3	482.4	—	543.2
Cash, cash equivalents and restricted cash at the end of the period	$10.3	$3.9	$429.5	$—	$443.7

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2018
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2017

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
Net cash provided (used) by operating activities	$(101.9)	$(23.9)	$(109.5)	$—	$(235.3)

Cash flow from investing activities
Capital expenditures	(7.5)	(0.1)	(34.1)	—	(41.7)
Payments for acquisitions	—	—	(5.6)	—	(5.6)
Proceeds from maturities of investments	0.4	—	249.1	—	249.5
Payments for purchases of investments	(14.0)	—	(246.7)	—	(260.7)
Proceeds from sale of assets	—	—	14.6	—	14.6
Increase in certain other assets	(0.6)	3.9	(30.2)	—	(26.9)
Capital contributions and loans paid	(100.2)	—	—	100.2	—
Proceeds from intercompany loans	193.7	—	—	(193.7)	—
Net cash provided (used) by investing activities	71.8	3.8	(52.9)	(93.5)	(70.8)

Cash flow from financing activities
Dividends paid	(22.9)	—	—	—	(22.9)
Debt issuance costs	(1.1)	—	—	—	(1.1)
Revolving credit facility (repayments) borrowings, net	—	—	120.0	—	120.0
Other debt borrowings	323.3	—	57.7	—	381.0
Other debt repayments	(344.3)	(1.1)	(88.1)	—	(433.5)
Distributions and payments to noncontrolling interest holders	—	—	(16.3)	—	(16.3)
Issuance of common shares	0.3	—	—	—	0.3
Repurchase of common shares	(4.8)	—	—	—	(4.8)
Capital contributions received and loans incurred	—	53.2	47.0	(100.2)	—
Payments on intercompany loans	—	(31.8)	(161.9)	193.7	—
Net cash provided (used) by financing activities	(49.5)	20.3	(41.6)	93.5	22.7
Effect of exchange rate changes on cash and cash equivalents	—	—	19.3	—	19.3
Increase (decrease) in cash, cash equivalents and restricted cash	(79.6)	0.2	(184.7)	—	(264.1)
Cash, cash equivalents and restricted cash at the beginning of the period	138.9	2.3	511.5	—	652.7
Cash, cash equivalents and restricted cash at the end of the period	$59.3	$2.5	$326.8	$—	$388.6

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Highlights

During the third quarter of 2018, Diebold Nixdorf:

•
Transitioned to a new, streamlined and customer-centric operating model designed to drive global consistency across the organization while improving collaboration and enabling more agile decision-making.

•
Initiated a services modernization program which includes updating customer touchpoints (ATM or POS), automating incident reporting and responses, and standardizing offerings and internal support processes.

•
Raised $650.0 through a new term loan and revised the financial management covenants of the the Company's credit facility. This enhanced liquidity provides financial flexibility, facilitates acquiring the remaining shares of Diebold Nixdorf AG and supports DN Now initiatives.

•
Increased its ownership stake in Diebold Nixdorf AG to 27.7 shares, or approximately 93 percent, as of September 30, 2018. The Company launched the formal process to merge the German subsidiary, Diebold Nixdorf AG, with and into Diebold KGaA. Once completed, it will result in a further simplified and streamlined corporate structure.

•	Signed a $70.0, multiyear services contract covering about 1,000 Marks & Spencer stores in western Europe.

•	Secured a multiyear managed services agreement valued at $68.0 for new POS devices and related software at a leading European home improvement retailer.

•
Won Windows 10 ATM product upgrade contracts with several North America financial institutions, including an agreement with a regional United States (U.S.) bank for more than 500 DN Vynamic software licenses and a new managed services agreement.

•	Renewed a five-year maintenance service contract with a top-three U.S. financial institution, also renewed a three-year contract with Caixa Bank to service 25,000 ATMs in Brazil.

•	Acquired a $6, multiyear Vynamic View SaaS contract with a multinational financial institution.

•	Secured a contract with Westpac in Australia for DN Vynamic software portfolio. Diebold Nixdorf is now the sole ATM software provider for Westpac's 2,600 machines.

Overview

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and accompanying notes that appear within this quarterly report on Form 10-Q.

Introduction
The Company provides Connected Commerce solutions which enable millions of transactions each day. The Company's approximately 23,000 employees service our customers' integrated solutions and design and deliver convenient, "always on" and highly secure solutions that bridge the physical and digital worlds of transactions. Customers of the Company include nearly all of the world's top 100 financial institutions and a majority of the top 25 global retailers.

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
Integration and Transformation Program
Commensurate with its strategy, the Company has evolved its multi-year integration and transformation program to relentlessly focus on our customers, improve operational excellence and form a common culture across the Company. Key activities underway include:

•	Implementing a new, streamlined and customer-centric operating model

•	Refining internal processes and product range

•	Initiating a services modernization plan

•	Making changes to drive a more sustainable supply chain and improve net working capital

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

•	Optimizing the portfolio of businesses and worldwide cost structure

The Company refers to these activities collectively as DN Now which is designed to improve its profitability and net leverage. The savings target for DN Now is in excess of $250, of which $100 is anticipated to be realized over the next year. In order to achieve these savings, the Company has and will continue to restructure the workforce, integrate and optimize systems, streamline legal entities and consolidate real estate holdings. By executing on these and other operational improvement activities, the Company expects to increase customer satisfaction, provide career enrichment opportunities for employees and enhance value for shareholders.
Segments

The Company’s operating structure is focused on its two customer segments - Banking and Retail. Leveraging a broad portfolio of solutions, the Company offers customers the flexibility to purchase the combination of services, software and systems that drive the most value to their business.
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
Banking
The Company provides integrated solutions for financial institutions of all sizes - tailored to help drive operational efficiencies, differentiate the consumer experience, grow revenue and manage risk. Operations are managed within two regions - Eurasia and the Americas. Eurasia includes the developed economies of Western Europe as well as the emerging economies of Eastern Europe, Asia, the Middle East and Africa. The Americas region encompasses the U.S., Canada, Mexico and Latin America.

For banking services, the Company provides clients with end-to-end solutions with a customer-first, outcome-driven approach. Diebold Nixdorf AllConnectSM Services is a new breed of as-a-service offering, designed to power the business operations of financial institutions of all sizes.
Product-related services resolve incidents through remote service capabilities or an on-site visit. The portfolio includes first and second line maintenance, preventive maintenance and on-demand services all the way to total implementation services. The Company leverages a standardized incident management process to increase uptime of distributed assets.
Managed services and outsourcing consists of managing the end-to-end business processes, technology integration and day-to-day operation of the self-service channel and the bank branch. Our integrated business solutions include self-service fleet management, branch life-cycle management and ATM as-a-service capabilities.
The Company also provides cash management services, which optimizes the availability and cost of physical currency across the enterprise through efficient forecasting, inventory and replenishment processes. These offerings enable customers to meet the growing demand for transaction availability at ATMs and other distributed assets in a cost-effective manner.
From a software perspective, the Company provides financial institutions with front-end applications for consumer connection points as well as back-end platforms that manage channel transactions, operations and integration. These hardware-agnostic software applications facilitate millions of transactions via ATMs, kiosks, and other self-service devices, as well as via digital channels such as online and mobile. The Company's platform software is installed within bank data centers to facilitate omnichannel transactions, endpoint monitoring, remote asset management, customer marketing, merchandise management and analytics.
In 2017, the Company introduced DN Vynamic, the first end-to-end Connected Commerce software portfolio in the banking marketplace. The DN Vynamic suite's open API architecture is built to eliminate the traditional focus on internal silos and enable tomorrow's inter-connected partnerships between financial institutions and payment providers.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

An important enabler of the Company’s software offerings is the professional service employees who provide systems integration, customization, project management and consulting. The Company's advisory services team collaborates with its customers to help define optimal user experience, improve business processes, refine existing staffing models and deploy technology to automate both branches and stores.
The banking product portfolio consists of cash recyclers and dispensers, intelligent deposit terminals, teller automation and kiosk technologies, as well as physical security solutions. Diebold Nixdorf stands ready to assist financial institutions to increase the functionality, availability and security within their ATM fleet. An important technology change facing financial institutions is the migration to Microsoft Windows 10 operating system. Benefits of upgrading to Windows 10 include:

•	The ability to reduce operating costs while improving operating efficiencies;

•	Advanced defense against logical threats while also ensuring access to future security patches from Microsoft;

•	The ability to offer end-user enhancements which leverage application-based platforms, faster processors and greater memory;

•	Helping to maintain consistency with other platforms migrating to Windows 10; and

•	Maintaining compliance with the Payment Card Industry (PCI) regulations.

Retail
The Company’s comprehensive portfolio of retail devices, software and services enhances the shopping experiences and improves the checkout process for both retailers and consumers.
Diebold Nixdorf AllConnectSM Services for retailers include:

•
Maintenance and Availability Services - focuses on continuously improving retail self-service fleet availability and performance. First and second line maintenance, preventive maintenance and on-demand services utilize a standardized incident management process to assure high-quality service delivery.

•
Total Implementation Services - reliable and scalable implementation solutions in support of both current and new store concepts. The Company leverages standard processes and tools, local resources and a single point of contact.

•
Managed Mobility Services - centralizes asset management and repair of mobile devices, tailored to the unique needs of each business. Monitoring and advanced analytics capabilities provide operational insights and support new growth opportunities.

•
Store Life-cycle Management - proactively monitors store IT endpoints and enables improved management of internal and external suppliers and delivery organizations. Service personnel supervise market entry, openings, renewals and transformation projects, with attention to local details and customers’ global IT infrastructure.

The DN Vynamic software suite for retailers provides a comprehensive, modular solution capable of enabling the most advanced omnichannel retail use cases. The retail software improves end-to-end store processes and facilitates continuous connected consumer engagements in support of a digital ecosystem. This includes click & collect, reserve & collect, in-store ordering and return to store processes across the retailers' physical and digital sales channels. Operational data from a number of sources, such as enterprise resource planning (ERP), POS, store systems and customer relationship management systems (CRM), may be integrated across all customer connection points to create seamless and differentiated consumer experiences.
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

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Business Drivers
The business drivers of the Company's future performance include, but are not limited to:

•	Demand for services on distributed IT assets such as ATMs, POS and SCO, including maintenance services and managed services;

•	Timing of product upgrades and/or replacement cycles for ATMs, POS and SCO;

•	Demand for software products and professional services;

•	Demand for security products and services for the financial, retail and commercial sectors;

•	Demand for innovative technology in connection with our Connected Commerce strategy;

•	Integration of sales force, business processes, procurement and internal IT systems; and

•	Realization of cost reductions, which leverage the Company's global scale, reduce overlap and improve operating efficiencies.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2018
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

Net Sales

The following table represents information regarding the Company's net sales:

	Three Months Ended				Percent of Total Net Sales for the Three Months Ended
	September 30,				September 30,
	2018	2017	% Change	% Change in CC (1)	2018	2017
Segments
Eurasia Banking
Services	$229.8	$240.2	(4.3)	(1.6)	20.5	21.4
Products	152.0	167.5	(9.3)	(7.1)	13.6	14.9
Software	52.5	53.4	(1.7)	0.4	4.7	4.8
Total Eurasia Banking	434.3	461.1	(5.8)	(3.4)	38.8	41.1

Americas Banking
Services	237.2	245.8	(3.5)	(1.6)	21.2	21.9
Products	118.0	106.2	11.1	13.4	10.5	9.4
Software	27.3	24.7	10.5	15.2	2.5	2.2
Total Americas Banking	382.5	376.7	1.5	3.7	34.2	33.5

Retail
Services	116.9	119.8	(2.4)	(0.2)	10.5	10.7
Products	144.6	123.3	17.3	19.9	12.9	11.0
Software	40.7	41.8	(2.6)	0.5	3.6	3.7
Total Retail	302.2	284.9	6.1	8.6	27.0	25.4

Total net sales	$1,119.0	$1,122.7	(0.3)	2.0	100.0	100.0
(1) The Company calculates constant currency by translating the prior-year period results at the current year exchange rate.

Three months ended September 30, 2018 compared with three months ended September 30, 2017

Net sales decreased $3.7 or 0.3 percent including a net unfavorable currency impact of $26.1 primarily related to the euro and Brazil real. Net sales in the three months ended September 30, 2017 were adversely impacted $9.7 related to deferred revenue purchase accounting adjustments (Deferred Revenue Adjustments). The following results include the impact of foreign currency and purchase accounting adjustments.

Segments

•
Eurasia Banking net sales decreased $26.8 including a net unfavorable currency impact of $11.5 mainly related to the euro. Net sales in the prior-year quarter were adversely impacted $5.8 related to Deferred Revenue Adjustments. Excluding currency and Deferred Revenue Adjustments, net sales decreased $21.1 due primarily to India from a roll off of a maintenance contract with a particular customer. Additionally, lower product volume primarily in AP was partially offset by increased unit replacements in Germany related to Windows 10 migrations.

•
Americas Banking increased $5.8 including a net unfavorable currency impact of $7.9 related to the Brazil real. Excluding currency, net sales increased $13.7 from higher product project activity in Brazil, along with higher product volume in

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Canada, U.S. national accounts and Mexico, partially offset by lower product volume in U.S. regional accounts and lower services net sales in Latin America.

•
Retail net sales increased $17.3 including a net unfavorable currency impact of $6.7 mainly related to the euro. Prior year net sales were adversely impacted $3.9 related to Deferred Revenue Adjustments. Excluding currency and Deferred Revenue Adjustments, net sales increased $20.1 due to a large North America kiosk project as well as higher POS activity in Spain. These increases were partially offset by lower POS volume in Germany.

	Nine Months Ended				Percent of Total Net Sales for the Nine Months Ended
	September 30,				September 30,
	2018	2017	% Change	% Change in CC (1)	2018	2017
Segments
Eurasia Banking
Services	$702.2	$699.8	0.3	(4.0)	21.4	20.8
Products	451.7	527.0	(14.3)	(17.8)	13.7	15.7
Software	153.0	145.8	4.9	0.1	4.6	4.3
Total Eurasia Banking	1,306.9	1,372.6	(4.8)	(8.9)	39.7	40.8

Americas Banking
Services	706.7	729.7	(3.2)	(2.2)	21.5	21.7
Products	292.3	323.1	(9.5)	(8.1)	8.9	9.6
Software	87.8	75.9	15.7	18.2	2.7	2.3
Total Americas Banking	1,086.8	1,128.7	(3.7)	(2.5)	33.1	33.6

Retail
Services	360.7	329.8	9.4	4.1	11.0	9.8
Products	412.4	412.1	0.1	(5.6)	12.5	12.3
Software	122.0	116.2	5.0	0.4	3.7	3.5
Total Retail	895.1	858.1	4.3	(1.1)	27.2	25.6

Total net sales	$3,288.8	$3,359.4	(2.1)	(4.8)	100.0	100.0
(1) The Company calculates constant currency by translating the prior-year period results at the current year exchange rate.

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017

Net sales decreased $70.6 or 2.1 percent including a net favorable currency impact of $94.9 primarily related to the euro and Brazil real. Net sales in the prior-year were adversely impacted $30.5 related to Deferred Revenue Adjustments. The following results include the impact of foreign currency and Deferred Revenue Adjustments:

Segments

•
Eurasia Banking net sales decreased $65.7 including a net favorable currency impact of $61.7 to the euro. Net sales in the prior-year were adversely impacted $18.3, including a net favorable currency impact of $1.4, related to Deferred Revenue Adjustments. Excluding currency and Deferred Revenue Adjustments, net sales decreased $147.1 due to lower product volume in various countries throughout the segment related to fewer product deployments and projects, particularly in Turkey, Indonesia, Australia and the Middle East, in addition to decreased services in India as a result of a maintenance contract roll off with a particular customer. These decreases were partially offset by increased unit replacements in Germany related to Windows 10 migrations.

•
Americas Banking net sales decreased $41.9 including a net unfavorable currency impact of $13.6 related to the Brazil real. Excluding currency, net sales decreased $28.3 due to lower product volume in Brazil as well as the North America regional business, which was adversely impacted by supply chain delays in the first half of 2018. Additionally, service revenue was impacted by lower maintenance revenue from two large customers in North America and $4.1 lower electronic security revenue in Chile due to the business divestiture in September of 2017. These declines were partially offset by

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

additional product volume in Mexico, Ecuador and Canada as well as additional professional services volume in North America and software license volume in Brazil.

•
Retail net sales increased $37.0 including a favorable net currency impact of $46.8 mostly related to the euro. Prior year net sales were adversely impacted $12.2, including a net favorable currency impact of $1.0, related to Deferred Revenue Adjustments. Excluding currency and Deferred Revenue Adjustments, net sales decreased $23.0 due to large prior year non-recurring POS and kiosk activity in Germany for multiple customers and to a lesser extent, the U.K. Additionally, the Company experienced lower product volume in the non-core business in Eurasia and Brazil. These declines were partially offset by higher product volume in France, Central Eastern Europe and Southern Europe as well as a large retail kiosk project in North America.

Gross Profit

The following table represents information regarding the Company's gross profit:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	% Change	2018	2017	% Change
Gross profit - services	$132.3	$135.1	(2.1)	$392.1	$397.2	(1.3)
Gross profit - products	66.7	69.0	(3.3)	198.2	219.7	(9.8)
Gross profit - software	29.3	35.9	(18.4)	97.4	101.4	(3.9)
Total gross profit	$228.3	$240.0	(4.9)	$687.7	$718.3	(4.3)

Gross margin - services	22.7%	22.3%		22.2%	22.6%
Gross margin - products	16.1%	17.4%		17.1%	17.4%
Gross margin - software	24.3%	29.9%		26.8%	30.0%

Total gross margin	20.4%	21.4%		20.9%	21.4%

Services gross margin was relatively flat in both the three and nine months ended September 30, 2018 and was favorably impacted by lower restructuring charges of $9.9 and $24.7 in the three and the nine months ended, respectively. Lower non-routine charges of $5.1 and $14.3 in the three and nine months ended, respectively, were primarily related to lower purchase accounting adjustments inclusive of amortization and prior-year quarter deferred revenue. Excluding restructuring and non-routine charges, services gross margin decreased in both the three and nine months ended September 30, 2018 by 1.9 and 2.4 percent, respectively. The three and nine months ended were adversely impacted by an unfavorable banking services mix in North America and higher non-recurring services cost in Brazil banking, primarily in the nine-month period. Additionally, both the three and nine months ended included unfavorable banking customer and services mix in Eurasia, negatively impacting gross margin.

Product gross margin decreased 1.3 percent in the three months ended and was relatively flat in the nine months ended September 30, 2018. The three months ended September 30, 2018 was unfavorably impacted by higher restructuring charges of $1.8 while both the three and the nine months ended were favorably impacted by lower non-routine charges of $10.0 and $29.5, respectively. Lower non-routine charges in both the three and nine months ended included decreased Purchase Accounting Adjustments of amortization and prior-year deferred revenue of $10.4 and $24.2 while the nine months ended also benefited $3.7 from the Brazil indirect tax accrual reversal in the first quarter of 2018. Excluding restructuring and non-routine charges, product gross margin decreased 3.1 and 2.3 percent in the three and nine months ended, respectively, primarily as a result of unfavorable banking and retail customer mix in the Americas as well as supply chain delays in the first half of 2018 and the corresponding expedited freight cost.

Software gross margin decreased 5.6 and 3.2 percent in the three and nine months ended September 30, 2018, respectively. Restructuring charges were higher by $1.7 and $2.6 in the three and nine months ended, respectively, while non-routine charge were lower by $1.4 and $8.3 in the three and nine months ended, respectively, primarily due to decreased Purchase Accounting Adjustments related to amortization. Excluding restructuring and non-routine charges, software gross margin decreased 6.1 and 5.1 percent in the three and nine months ended, respectively, primarily due to lower margin Latin America licenses net sales. Additionally, the nine months ended was adversely impacted from lower margin professional services in Eurasia.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Operating Expenses

The following table represents information regarding the Company's operating expenses:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	% Change	2018	2017	% Change
Selling and administrative expense	$216.2	$208.8	3.5	$663.9	$692.6	(4.1)
Research, development and engineering expense	36.6	34.2	7.0	118.9	114.4	3.9
Impairment of assets	109.3	—	—	199.3	3.1	N/M
(Gain) loss on sale of assets, net	0.1	5.6	(98.2)	(6.8)	(2.5)	(172.0)
Total operating expenses	$362.2	$248.6	45.7	$975.3	$807.6	20.8

Percent of net sales	32.4%	22.1%		29.7%	24.0%
N/M = Not Meaningful
Selling and administrative expense in the three months ended September 30, 2018 increased $7.4 including higher incremental restructuring of $25.9 and lower non-routine charges of $8.4. Excluding the impact of restructuring, non-routine charges and a net $4.0 favorable currency impact, mostly related to the Brazil real and euro, selling and administrative expense was $6.1 lower, primarily from lower incentive compensation related to the Company’s annual incentive program (AIP) and initial benefits of the DN Now plan. Selling and administrative expense in the nine months ended September 30, 2018 decreased $28.7 including higher incremental restructuring of $19.5 and lower non-routine charges of $22.7. Excluding the impact of restructuring and non-routine charges and a net favorable currency impact of $15.1, due to the euro and Brazil real, selling and administrative expense was lower $40.6, primarily from cost reduction initiatives across the Company related to restructuring programs and decreased AIP cost as well as a $4.5 benefit from the mark-to-market adjustment of the legacy Wincor Nixdorf stock option program. The decrease in the nine months ended was partially offset by the retail segment from increased investment in the new North America retail sales organization.

Non-routine cost in selling and administrative expense of $35.3 and $43.7 were included in the three months ended September 30, 2018 and 2017, respectively. The primary components of the non-routine expenses in the third quarter of 2018 pertained to purchase accounting adjustments of $21.7 related to intangible asset amortization, integration cost totaling $9.3 and legal and consulting cost of $4.3. Selling and administrative expense included restructuring charges of $28.6 and $2.5 in the three months ended September 30, 2018 and 2017, respectively, primarily due to the workforce alignment actions under the DN Now plan. Non-routine cost in selling and administrative expense of $109.9 and $132.5 were included in the nine months ended September 30, 2018 and 2017, respectively. The primary components of the non-routine expenses in the nine months ended September 30, 2018 pertained to purchase accounting adjustments of $67.8 related to intangible asset amortization, integration cost totaling $36.8 and legal and consulting cost of $5.1. Selling and administrative expense included restructuring charges of $33.0 and $13.5 in the nine months ended September 30, 2018 and 2017, respectively.

Research, development and engineering expense in the three months ended September 30, 2018 was relatively flat excluding higher restructuring of $1.4. In the nine months ended September 30, 2018, research, development and engineering expense included an unfavorable currency impact of $5.3. Excluding the impact of currency, research, development and engineering expense in the nine months ended was flat, primarily from lower AIP cost which was mostly offset by increased restructuring of $2.0.

As a result of certain impairment triggering events, the Company performed an impairment test of goodwill for its four reporting units during the third quarter of 2018. Based on the results of the impairment testing, the Company recorded a non-cash goodwill impairment loss of $109.3 related to the Eurasia Banking, EMEA Retail and Rest of World Retail reporting units during the third quarter of 2018. During the second quarter of 2018, the Company performed an impairment test of goodwill for all of its LoB reporting units due to the change in its reportable operating segments which resulted in a $90.0 non-cash impairment loss. The nine months ended September 30, 2018 recorded impairment of $199.3, related to the impairment of goodwill in the second and third quarters, compared to $3.1 in the same prior year period related to information technology transformation and integration activities.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

No material gain or loss on assets was recorded in the three months ended September 30, 2018. The gain on sale of assets in the nine months ended September 30, 2018 was primarily related to a gain on sale of buildings in North America of $4.8, the liquidation of the Barbados operating entity of $3.3 and gain related to a certain China investment. This gain on sale of assets was partially offset by the loss pertaining to a settlement of certain open matters related to an Americas divestiture in the second quarter of 2018.

Operating expense as a percent of net sales in the three months ended September 30, 2018 increased 10.3 percent to 32.4 percent compared to the same period in 2017 primarily related the non-cash impairment losses and higher restructuring cost. The nine months ended increased to 29.7 percent compared to 24.0 percent in the same period in 2017 primarily related to the non-cash impairment losses recorded during the second quarter and third quarter of 2018.

Operating Profit

The following table represents information regarding the Company's operating profit:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	% Change	2018	2017	% Change
Operating profit (loss)	$(133.9)	$(8.6)	N/M	$(287.6)	$(89.3)	(222.1)
Operating margin	(12.0)%	(0.8)%		(8.7)%	(2.7)%

The operating loss increased in the three months ended September 30, 2018 compared to the same period in 2017 due primarily to a non-cash goodwill impairment loss along with lower gross profit in all business lines combined with increased restructuring expense. The operating loss increased in the nine months ended September 30, 2018 compared to the same period in 2017 due primarily to the goodwill impairment in the second and third quarters of 2018 and lower product gross profit in line with decreased volume, partially offset by favorable selling and administrative expense attributable to cost saving initiatives.

Other Income (Expense)

The following table represents information regarding the Company's other income (expense), net:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	% Change	2018	2017	% Change
Interest income	$2.2	$4.3	(48.8)	$7.6	$15.8	(51.9)
Interest expense	(45.2)	(27.7)	(63.2)	(99.6)	(90.7)	(9.8)
Foreign exchange gain (loss), net	2.2	3.2	(31.3)	(2.3)	(4.5)	48.9
Miscellaneous, net	1.8	(1.5)	N/M	0.9	1.7	(47.1)
Other income (expense), net	$(39.0)	$(21.7)	(79.7)	$(93.4)	$(77.7)	(20.2)

Interest income in both the three and nine months ended September 30, 2018 decreased, compared with the same periods in 2017, primarily as a result of overall lower average balances as well as lower rates on short term investments and repatriation of cash in Brazil. Interest expense in both the three and nine months was higher compared to the same prior-year periods due to higher domestic interest rates and the acquisition of the additional $650.0 of Term Loan A-1 Facility debt with higher incremental interest rates and related fee amortization. Miscellaneous net, increased in the three months ended due primarily to increased income from the strategic alliances in China while the nine months ended was unfavorably impacted by higher cost and lower benefits associated with the company owned life insurance.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Net Income (Loss)

The following table represents information regarding the Company's net income (loss):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	% Change	2018	2017	% Change
Income (loss) before taxes	$(172.9)	$(30.3)	N/M	$(381.0)	$(167.0)	N/M
Income tax expense (benefit)	45.8	(0.9)	N/M	35.6	(60.5)	N/M
Net income (loss)	$(218.7)	$(29.4)	N/M	$(416.6)	$(106.5)	N/M
Percent of net sales	(19.5)%	(2.6)%		(12.7)%	(3.2)%
Effective tax rate	(26.5)%	3.0%		(9.3)%	36.2%

The loss before taxes and net loss increased primarily due to the reasons described above. Net loss was also impacted by the change in the income tax expense (benefit).

The Tax Act was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings for certain foreign subsidiaries and creates new taxes on certain foreign sourced earnings. The Company applied the guidance in SAB 118 when accounting for the enactment date effects of the Tax Act. As of September 30, 2018, the Company has not completed the accounting for all the tax effects of the Tax Act. However, upon further analysis of certain aspects of the Tax Act and refinements to the Company’s calculations, the Company has increased the provisional estimate relating to deemed repatriation transition tax (transition tax) by $46.8. This increase in the provisional estimate has been included as a discrete item in the interim period ended September 30, 2018. The Company will continue to refine the provision estimate over the one-year measurement period ending December 31, 2018 which will include the period in which the Company filed its U.S. Corporation Income Tax Return. The final impacts of the Tax Act may differ materially as additional guidance and information becomes available and the U.S. federal tax filing, including transition tax, is complete.

The effective tax rate on the loss before taxes was (26.5) percent for the three months ended September 30, 2018 and (9.3) percent for the nine months ended September 30, 2018. The expense on the loss for the three months ended and nine months ended was primarily due to a goodwill impairment charge, the impacts of the Tax Act and the higher interest expense burden resulting from the debt restructuring. More specifically, the expense on the loss reflects refinement of the transition tax, the impacts related to GILTI and the business interest deduction limitation which, as a result of the Company’s debt restructuring activities during the quarter, required a full valuation allowance on the current year nondeductible business interest expense. In addition, the benefit on the losses for the nine months is reduced by the goodwill impairment charge, which for tax purposes is primarily nondeductible, of $109.3 and $90.0 incurred in the third and second quarter, respectively. The effective tax rate could vary in future periods based on the Company’s earnings before taxes and clarification around the Tax Act.
The effective tax rate on the loss before taxes was 3.0 percent for the three months ended September 30, 2017 and 36.2 percent for the nine months ended September 30, 2017. The tax for the three months ended September 30, 2017 reflects an unfavorable adjustment relating to year-to-date changes in the Company’s valuation allowance as well as higher than anticipated losses incurred in jurisdictions with a full valuation allowance throughout the period. During the three and nine months ended September 30, 2017, the overall reduction in the tax benefit was offset by the repatriation of foreign earnings and the associated recognition of foreign tax credits as well as favorable discrete items associated with the release of uncertain tax positions due to the expiration of the statute of limitations and reductions in the Company’s deferred tax liability relating to undistributed foreign subsidiary earnings.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Segment Net Sales and Operating Profit Summary

The following tables represent information regarding the segment operating profit metrics excluding the impact of Deferred Revenue Adjustments, restructuring and non-routine charges, by reporting segment. Refer to note 20 of the condensed consolidated financial statements for further details of net sales and segment operating profit:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Eurasia Banking:	2018	2017	% Change	2018	2017	% Change
Net sales	$434.3	$461.1	(5.8)	$1,306.9	$1,372.6	(4.8)
Segment operating profit (loss)	$43.2	$40.0	8.0	$79.8	$91.0	(12.3)
Segment operating profit margin	9.9%	8.7%		6.1%	6.6%

In the three months ended September 30, 2018, Eurasia Banking net sales decreased $26.8 including a net unfavorable currency impact of $11.5 mainly related to the euro. Net sales in the prior-year quarter were adversely impacted $5.8 related to Deferred Revenue Adjustments. Excluding currency and Deferred Revenue Adjustments, net sales decreased $21.1 due primarily to India from a roll off of a low-margin maintenance services contract with a particular customer. Additionally, lower product volume primarily in AP was partially offset by increased unit replacements in Germany related to Windows 10 migrations. In the nine months ended September 30, 2018, Eurasia Banking net sales decreased $65.7 including a net favorable currency impact of $61.7 to the euro. Net sales in the prior-year were adversely impacted $18.3, including a net favorable currency impact of $1.4, related to Deferred Revenue Adjustments. Excluding currency and Deferred Revenue Adjustments, net sales decreased $147.1 due to lower product volume in various countries throughout the segment related to fewer product deployments and projects, particularly in Turkey, Indonesia, Australia and the Middle East, in addition to decreased services in India as a result of a maintenance contract roll off with a particular customer. These decreases were partially offset by increased unit replacements in Germany related to Windows 10 migrations.

Segment operating profit increased $3.2 in the three months and decreased $11.2 in the nine months ended September 30, 2018, respectively, compared to the prior-year same periods. The three months ended operating profit increased primarily due to lower operating expense from lower AIP cost and the workforce alignment actions under the DN Now plan as well as higher software volume and associated profit. The increase was partially offset by lower services and product gross profit from decreased service base in AP and unfavorable services customer and solution mix in EMEA as well as unfavorable solutions mix in the Eurasia non-core business. The nine months ended was unfavorably impacted by lower gross profit attributable to lower product volume and service base loss in AP, as well as lower product volume and unfavorable services mix in the non-core business. Decreased selling and administrative and research, development and engineering expense partially offset lower gross profit in the nine months ended from a combination of lower AIP expense and cost saving initiatives related to the restructuring programs.

Segment operating profit margin increased in the three months ended primarily as a result of lower operating expense, related to lower AIP cost and cost saving initiatives, as well as higher software gross profit, partially offset by lower services and product gross profit. The nine months ended September 30, 2018 decreased compared to the prior-year same period due to decreased product and services gross profit, partially offset by favorable selling and administrative expense attributable to lower AIP cost and cost saving initiatives.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Americas Banking:	2018	2017	% Change	2018	2017	% Change
Net sales	$382.5	$376.7	1.5	$1,086.8	$1,128.7	(3.7)
Segment operating profit (loss)	$4.0	$14.5	(72.4)	$10.4	$48.0	(78.3)
Segment operating profit margin	1.0%	3.8%		1.0%	4.3%

In the three months ended September 30, 2018, Americas Banking increased $5.8 including a net unfavorable currency impact of $7.9 related to the Brazil real. Excluding currency, net sales increased $13.7 from higher product volume in Brazil, Canada, U.S. national accounts and Mexico, partially offset by lower product volume in U.S. regional accounts. In the nine months ended September 30, 2018, Americas Banking net sales decreased $41.9 including a net unfavorable currency impact of $13.6 related to the Brazil real. Excluding currency, net sales decreased $28.3 due to lower product volume in Brazil as well as the North America regional business, which was adversely impacted by supply chain delays in the first half of 2018. Additionally, service revenue

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

was impacted by lower maintenance revenue from two large customers in North America and $4.1 lower electronic security revenue in Chile due to the business divestiture in September of 2017. These declines were partially offset by additional product volume in Mexico, Ecuador and Canada as well as additional professional services volume in North America and software license volume in Brazil.

Segment operating profit decreased $10.5 and $37.6 in the three and nine months ended September 30, 2018, respectively. Both the three and nine months ended were adversely impacted by lower services gross profit attributable to an unfavorable customer and solution mix in North America as well as higher non-recurring services cost in Brazil banking, primarily in the nine-month period. The decreases were partially offset by a repairable service parts inventory item correcting current and prior year cost of sales resulting in a larger unfavorable impact in 2017. Product gross profit decreased in both the three and nine months ended due primarily to higher freight cost as well as lower volume impacting the nine months ended from supply chain delays in the first half of 2018. Software gross profit was lower in the three months ended due to higher cost while the nine months ended was favorable due to increased professional services activity in North America and software license volume in Brazil. Partially offsetting these declines in both the three and nine months ended, selling and marketing expense decreased from lower AIP cost and associate related cost as well as cost reduction initiatives in Brazil.

Segment operating profit margin decreased in the three and nine months ended September 30, 2018 compared to the prior-year same periods due to higher cost resulting from non-recurring expense in Brazil and unfavorable services customer and solutions mix in North America and increased product freight expense, partially offset by lower operating expense from cost reduction initiatives in Brazil and lower AIP cost.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Retail:	2018	2017	% Change	2018	2017	% Change
Net sales	$302.2	$284.9	6.1	$895.1	$858.1	4.3
Segment operating profit (loss)	$19.2	$27.3	(29.7)	$36.5	$71.3	(48.8)
Segment operating profit margin	6.4%	9.6%		4.1%	8.3%

In the three months ended September 30, 2018, retail net sales increased $17.3 including a net unfavorable currency impact of $6.7 mainly related to the euro. Prior year net sales were adversely impacted $3.9 related to Deferred Revenue Adjustments. Excluding currency and Deferred Revenue Adjustments, net sales increased $20.1 due to a large North America kiosk project as well as higher POS activity in Spain. These increases were partially offset by lower POS volume in Germany. In the nine months ended September 30, 2018, retail net sales increased $37.0 including a favorable net currency impact of $46.8 mostly related to the euro. Prior year net sales were adversely impacted $12.2, including a net favorable currency impact of $1.0, related to Deferred Revenue Adjustments. Excluding currency and Deferred Revenue Adjustments, net sales decreased $23.0 due to large prior year non-recurring POS and kiosk activity in Germany for multiple customers and to a lesser extent, the U.K. Additionally, the Company experienced lower product volume in the non-core business in Eurasia and Brazil. These declines were partially offset by higher product volume in France, Central Eastern Europe and Southern Europe as well as a large retail kiosk project in North America.

Segment operating profit decreased $8.1 and $34.8 in the three and nine months ended September 30, 2018, respectively. The decrease in both the three and nine months ended was due primarily to Eurasia from lower product volume combined with an unfavorable customer mix, impacting the gross profit of both the services and software business, as well as an unfavorable product customer mix in the Americas. Additionally, the three and nine months ended were unfavorably impacted by increased operating expense in Eurasia related to research, development, engineering cost and higher selling and administrative expense from developing the North America retail sales organization, as well as lower product volume in Eurasia, unfavorably impacting gross profit from lower product activity in the current year.

Segment operating profit margin decreased in the three and nine months ended September 30, 2018 compared to the prior-year same periods due to an unfavorable customer and solutions mix. In addition, the nine months ended September 30, 2018 included higher operating expense related to the development of the retail business as well as higher research, development and engineering cost in Eurasia which negatively affected operating profit margin.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Liquidity and Capital Resources

The Company's total cash and cash availability as of September 30, 2018 and December 31, 2017 was as follows:

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$304.4	$535.2
Additional cash availability from
Uncommitted lines of credit	44.1	216.9
Revolving Facility	240.0	445.0
Short-term investments	5.0	81.4
Total cash and cash availability	$593.5	$1,278.5

Capital resources are obtained from income retained in the business, borrowings under the Company’s committed and uncommitted credit facilities and operating and capital leasing arrangements. Management expects that the Company’s capital resources will be sufficient to finance planned working capital needs, research and development activities, investments in facilities or equipment, pension contributions, the payment of dividends and any repurchases of the Company’s common shares for at least the next 12 months. As of September 30, 2018, $295.2 or 95.4 percent of the Company's cash and cash equivalents and short-term investments reside in international tax jurisdictions. Repatriation of certain international funds could be negatively impacted by potential payments for foreign taxes. The Company has approximately $1,600 of earnings that are available for repatriation with no additional tax expense. The Company has made acquisitions in the past and may make acquisitions in the future. Part of the Company’s strategy is to optimize the business portfolio through divestitures and complementary acquisitions. The Company intends to finance any future acquisitions with cash and short-term investments, cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares.

The following table summarizes the results of the Company's condensed consolidated statement of cash flows for the nine months ended September 30:

Summary of cash flows:	2018	2017
Net cash provided (used) by operating activities	$(372.1)	$(235.3)
Net cash provided (used) by investing activities	90.1	(70.8)
Net cash provided (used) by financing activities	196.9	22.7
Effect of exchange rate changes on cash and cash equivalents	(14.4)	19.3
Increase (decrease) in cash, cash equivalents and restricted cash	$(99.5)	$(264.1)

Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for income taxes, restructuring and integration activities, pension funding and other items impact reported cash flows.

Net cash used by operating activities was $372.1 for the nine months ended September 30, 2018, an increase in use of $136.8 from $235.3 for the same period in 2017.

•
The net aggregate of trade accounts receivable, inventories and accounts payable used $156.1 and $93.3 in operating cash flows during the nine months ended September 30, 2018 and 2017, respectively. In general, the amount of cash flow provided or used by the aggregate of trade accounts payable, inventories and trade accounts receivable depends upon how effectively the Company manages the cash conversion cycle, which represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period. Accounts receivable cash decreased usage compared to the same period in the prior-year primarily due to improvement in collections in Eurasia. Inventory cash use increased compared to the same period in the prior year primarily due to increased build up of inventory to satisfy various customer demand, as well as the aforementioned supply chain issues. The supply chain issues were primarily resolved and are anticipated to convert to cash over the coming quarters. Cash provided by accounts payable decreased primarily related to reduced spending in the Americas partially offset by increased spending in AP.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

•
In the aggregate, the other combined certain assets and liabilities used $158.3 and $206.9 of operating cash during the nine months ended September 30, 2018 and 2017, respectively. The decrease in use was primarily due to a reduction in deferred revenue cash provided by the collection of customer prepayments, mainly on service contracts, compared to the same period in the prior year.

Depreciation and amortization expense increased $9.3 to $194.7 during the nine months ended September 30, 2018 compared to $185.4 during the same period in 2017 primarily due to incremental increase in depreciation expense offset by lower amortization expense. Share-based compensation increased $4.1 to $27.2 for the nine months ended September 30, 2018 primarily due to a change in non-substantive vesting terms of certain awards and an increased number of non-vested awards granted. The goodwill impairment was $199.3 for the nine months ended September 30, 2018 as compared to $3.1 of other asset impairments during the same period in 2017.

Investing Activities

The maturities and purchases of investments primarily relate to short-term investment activity in Brazil. The $160.9 change was primarily due to the monetization of the Company's investment in the company owned life insurance plans and utilization of short-term investments in Brazil for cash needs across the organization.

Financing Activities

Net cash provided by financing activities was $196.9 and $22.7 for the nine months ended September 30, 2018 and 2017, respectively, an increase of $174.2. The change was primarily due to an additional $650.0 in proceeds received from the Term Loan A-1 Facility and an increase in net borrowings of the Revolving Facility. The increase in borrowings were partially offset by $306.7 in debt repayments and higher cash distributions primarily related to the redemption of shares and cash compensation to Diebold Nixdorf AG minority shareholders of $337.8 for the nine months ended September 30, 2018 compared to $16.3 in the prior-year period. Refer to note 11 to the condensed consolidated financial statements for details of the Company's cash flows related to debt borrowings and repayments.

Debt As of September 30, 2018, the Company had various international short-term uncommitted lines of credit with borrowing limits of $67.6. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of September 30, 2018 and December 31, 2017 was 5.89 percent and 9.17 percent, respectively, and primarily relate to short-term uncommitted lines of credit in India and Brazil. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at September 30, 2018 was $44.1.

The Credit Agreement includes the Revolving Facility in the amount of up to $500.0 and the Term Loan A Facility in the amount of up to $230.0 as of September 30, 2018. On December 23, 2020, the Term Loan A Facility will mature and the Revolving Facility will automatically terminate. The weighted-average interest rate on outstanding Revolving Facility borrowings as of September 30, 2018 and December 31, 2017 was 4.38 percent and 3.63 percent, respectively, which is variable based on the LIBOR. The amount available under the Revolving Facility as of September 30, 2018 was $240.0.

The Company has $400.0 aggregate principal amount of 2024 Senior Notes which are and will be guaranteed by certain of the Company’s existing and future domestic subsidiaries and mature in 2024.

On August 30, 2018, the Company entered into the Sixth Amendment to its Credit Agreement. The Amendment amended the financial covenants and established a new senior secured incremental term A-1 facility in an aggregate principal amount of $650.0 and makes certain other changes to the Credit Agreement.

The interest rate with respect to the Term Loan A-1 Facility is based on, at the Company’s option, either the ABR plus 8.25% or a eurocurrency rate plus 9.25%. The Term A-1 Facility will mature in August 2022, the fourth anniversary of the Sixth Amendment. The Term Loan A-1 Facility is subject to a maximum consolidated net leverage ratio, a minimum consolidated interest coverage ratio and Covenant Reset Triggers as described in the Sixth Amendment. Upon the occurrence of any Covenant Reset Trigger, the financial covenant levels will automatically revert to previous financial covenant levels in effect prior to the Sixth Amendment.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

A portion of the proceeds of the Term Loan A-1 Facility are restricted to fund the purchase of the remaining shares of Diebold Nixdorf AG not owned by the Company. The proceeds were used to make optional prepayments of existing term A loans in the amount of $130.0 and to permanently reduce revolving credit commitments in an amount of $20.0 and to make a purchase pursuant to an offer open to all term B lenders on a pro rata basis for $100.0 in face principal amount of term B loans. Any remaining proceeds were used for general corporate and working capital purposes.

On May 9, 2017, the Company entered into the Incremental Agreement which reduced the initial the Term Loan B Facility of a $1,000.0 U.S. dollar-denominated tranche to $475.0. The reduction was funded using the $250.0 proceeds drawn from the Delayed Draw Term Loan A Facility, a replacement of $70.0 with Term Loan B Facility - Euro and previous principal payments.

The Credit Agreement financial covenant rations at September 30, 2018 are as follows:

•
a maximum allowable Leverage Ratio of 7.00 to 1.00 as of September 30, 2018 (reducing to 6.5 on June 30, 2020, further reduced to 6.25 on December 31, 2020, further reduced to 6.00 on June 30, 2021 and further reduced to 5.75 on December 31, 2021); and

•	a minimum adjusted EBITDA to net interest expense coverage ratio of not less than 1.38 to 1.00 (increasing to 1.5 on December 31, 2020 and further increased to 1.63 on December 31, 2021)

Below is a summary of financing and replacement facilities information:

Financing and Replacement Facilities	Interest Rate Index and Margin	Maturity/Termination Dates	Initial Term (Years)
Credit Agreement facilities
Revolving Facility	LIBOR + 3.50%	December 2020	5
Term Loan A Facility	LIBOR + 3.50%	December 2020	5
Term Loan A-1 Facility	LIBOR + 9.25%	August 2022	4
Delayed Draw Term Loan A Facility	LIBOR + 3.50%	December 2020	5
Term Loan B Facility - USD	LIBOR(i) + 2.75%	November 2023	7.5
Term Loan B Facility - Euro	EURIBOR(ii) + 3.00%	November 2023	7.5
2024 Senior Notes	8.5%	April 2024	8

(i)	LIBOR with a floor of 0.0%.

(ii)	EURIBOR with a floor of 0.0%.

The debt facilities under the Credit Agreement are secured by substantially all assets of the Company and its domestic subsidiaries that are borrowers or guarantors under the Credit Agreement, subject to certain exceptions and permitted liens.

The Company's financing agreements contain various financial covenants, including net debt to capitalization, net debt to EBITDA and net interest coverage ratio. Under the Sixth Amendment, the Term Loan A-1 Facility is under a covenant holiday period until the earlier of any covenant reset trigger or April 1, 2019. As of September 30, 2018, the Company was in compliance with the financial and other covenants in its debt agreements.

Dividends The Company paid dividends of $7.7 and $22.9 in the nine months ended September 30, 2018 and 2017, respectively. In May 2018, the Company announced its decision to reallocate future dividend funds towards debt reduction and other capital resource needs. As a result, there was no quarterly dividend for the three months ended September 30, 2018. The quarterly dividend was $0.10 per share for the three months ended September 30, 2017.

Contractual Obligations In the first nine months ended of 2017, the Company entered into purchase commitments due within one year for materials through contract manufacturing agreements for a total negotiated price. At September 30, 2018, the Company had purchase commitments due within one year totaling $0.9 for materials through contract manufacturing agreements at negotiated prices.

The DPLTA offers the Diebold Nixdorf AG minority shareholders, at their election, (i) the ability to put their Diebold Nixdorf AG ordinary shares to Diebold KGaA in exchange for cash compensation of €55.02 per Diebold Nixdorf AG ordinary share or (ii) to

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

remain Diebold Nixdorf AG minority shareholders and receive a recurring compensation in cash of €2.82 per Diebold Nixdorf AG ordinary share for each full fiscal year of Diebold Nixdorf AG. A portion of the proceeds of the Term A-1 Facility are restricted to fund the purchase of the remaining shares of Diebold Nixdorf AG not owned by the Company. The Company classified the proceeds set aside to purchase the remaining shares in restricted cash in the condensed consolidated balance sheets.

Except for the items noted above, all contractual cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at September 30, 2018 compared to December 31, 2017.

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

Management believes there have been no significant changes during the nine months ended September 30, 2018 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s annual report on Form 10-K for the year ended December 31, 2017.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

implied by the forward-looking statements include, but are not limited to:

•	the ultimate impact of the DPLTA with Diebold Nixdorf AG and the outcome of the appraisal proceedings initiated in connection with the implementation of the DPLTA;

•	the ultimate outcome and results of integrating the operations of the Company and Diebold Nixdorf AG;

•	the Company's ability to comply with the covenants contained in the agreements governing its debt;

•	the ultimate outcome of the Company’s pricing, operating and tax strategies applied to Diebold Nixdorf AG and the ultimate ability to realize cost reductions and synergies;

•	the Company's ability to successfully operate its strategic alliances in China;

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

•	interest rate and foreign currency exchange rate fluctuations, including the impact of possible currency devaluations in countries experiencing high inflation rates;

•	the acceptance of the Company's product and technology introductions in the marketplace;

•	competitive pressures, including pricing pressures and technological developments;

•	changes in the Company's relationships with customers, suppliers, distributors and/or partners in its business ventures;

•	the effect of legislative and regulatory actions in the U.S. and internationally and the Company’s ability to comply with government regulations;

•	the impact of a security breach or operational failure on the Company's business;

•	the Company's ability to successfully integrate other acquisitions into its operations;

•	the impact of the Company's strategic initiatives, including DN Now;

•	the Company's success in divesting, reorganizing or exiting non-core businesses;

•	the Company's ability to maintain effective internal controls;

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The Company operates in Argentina through a wholly-owned subsidiary, Diebold Argentina, S.A. The Argentina operations represent less than one percent of the Company's total assets and total net sales as of and for the three and nine months ended September 30, 2018, respectively. As of June 30, 2018, the Company concluded that the Argentina financial results was measured using the U.S. dollar as its functional currency in the third quarter of 2018 because its economy is considered highly inflationary. The operating environment in Argentina continues to present business challenges, including continuing devaluation of Argentina’s currency and high inflation.

The Company is closely monitoring developments in Argentina and intends to take steps to mitigate adverse conditions, but there can be no assurances that these actions will be able to mitigate these conditions as they may occur.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2018
(in millions, except share and per share amounts)

On August 15, 2016, the Company designated its €350.0 euro-denominated Term Loan B Facility as a net investment hedge of its investments in certain subsidiaries that use the euro as their functional currency in order to reduce volatility in stockholders' equity caused by the changes in foreign currency exchange rates of the euro with respect to the U.S. dollar. Effectiveness is assessed at least quarterly by confirming that the respective designated net investments' net equity balances at the beginning of any period collectively continues to equal or exceed the balance outstanding on the Company's euro-denominated term loan. Changes in value that are deemed effective are accumulated in AOCI. When the respective net investments are sold or substantially liquidated, the balance of the cumulative translation adjustment in AOCI will be reclassified into earnings. The net gain (loss) recognized in AOCI on net investment hedge foreign currency borrowings was $(0.5) and $4.9 for the three months ended September 30, 2018 and 2017, respectively. On March 30, 2017, the Company de-designated €130.6 of its euro-denominated Term Loan B Facility and on May 9, 2017, the Company designated an additional €66.8 of its euro-denominated Term Loan B Facility as a result of its repricing described under note 11. On September 21, 2017, the Company de-designated €101.1 of its euro-denominated Term Loan B Facility. On June 21, 2018, the Company re-designated €30.2 of its euro-denominated Term Loan B Facility. On July 23, 2018, the Company de-designated €180.2 of its euro-denominated Term Loan B Facility.

Refer to the Company’s annual report on Form 10-K for the year ended December 31, 2017 for a discussion of market risk exposures. There have been no material changes in this information since December 31, 2017.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2018
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

In connection with the preparation of this quarterly report on Form 10-Q, the Company's management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that such disclosure controls and procedures were effective as of September 30, 2018.

Change in Internal Controls

During the quarter ended September 30, 2018, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2018
(in millions, except share and per share amounts)

Part II – Other Information
Item 1: Legal Proceedings

At September 30, 2018, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Information concerning the Company’s share repurchases made during the third quarter of 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
July	511	$14.76	—	2,426,177
August	983	$6.50	—	2,426,177
September	472	$7.87	—	2,426,177
Total	1,966	$8.98	—

(1)	All shares were surrendered or deemed surrendered to the Company in connection with the Company’s share-based compensation plans.

(2)
The total number of shares repurchased as part of the publicly announced share repurchase plan since its inception was 13,450,772 as of September 30, 2018. The plan was approved by the Board of Directors in 1997. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. The plan has no expiration date. The following table provides a summary of Board of Directors approvals to repurchase the Company’s outstanding common shares:

Total Number of Shares Approved for Repurchase
1997	2,000,000
2004	2,000,000
2005	6,000,000
2007	2,000,000
2011	1,876,949
2012	2,000,000
15,876,949

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2018
(in millions, except share and per share amounts)

Item 5: Other Information

Adoption of Quarterly Cash Bonus Program

On November 7, 2018, the Compensation Committee of the Board of Directors of the Company adopted a new cash bonus program in which each of the Chief Executive Officer, Interim Chief Financial Officer, Senior Vice President - Services, Senior Vice President - Systems, Senior Vice President - Software, Senior Vice President - Eurasia Banking, Senior Vice President - Americas Banking, Senior Vice President - Retail, Senior Vice President - Strategy, Chief People Officer, Chief Legal Officer and other leaders of the Company will participate. Under the new program, on a quarterly basis the Company will assess and reward, if warranted, each participant’s role in and contribution to the Company’s overall transformation and strategy for the past quarter. In the case of the named executive officers, the Compensation Committee will perform that quarterly evaluation and in its discretion, award a cash bonus in an amount up to 25 percent of 150 percent of the executive’s annual base salary. Other participants in the program will be evaluated by the Chief Executive Officer and will have the opportunity to receive bonuses at varying amounts. This program is effective immediately and will continue on a quarterly basis at the Compensation Committee’s discretion.

Amendment to Mr. Olaf Heyden’s Employment Agreement

On November 7, 2018, the Compensation Committee of the Board of Directors of the Company approved an amendment to Mr. Olaf Heyden’s employment agreement extending the term to August 31, 2022. Mr. Heyden’s employment agreement was previously scheduled to expire on February 28, 2019.

Modification of Amended and Restated Senior Leadership Severance Plan

Effective November 7, 2018, the Company clarified certain provisions of its Amended and Restated Senior Leadership Severance Plan (the “Plan”) to specify that the Plan shall continue to apply to eligible executives after the expiration of the Plan. The Plan generally provides severance benefits to executives who are involuntarily terminated other than for cause or upon certain constructive terminations, in each case not in connection with a change in control. The Plan is filed as Exhibit 10.4 to this Quarterly Report.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2018
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

10.1	Independent Contractor Agreement, dated October 1, 2018, between Diebold Nixdorf, Incorporated and Jeffrey Rutherford

10.2	Consulting Agreement, dated October 1, 2018, between Diebold Nixdorf, Incorporated and Christopher Chapman

10.3
Sixth Amendment and Incremental Amendment, dated as of August 31, 2018, by and among Diebold Nixdorf, Incorporated and the subsidiary borrowers party thereto, as borrowers, JP Morgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto – incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on September 4, 2018 (Commission File 1-4879)

10.4	Senior Leadership Severance Plan Amended and Restated Effective November 7, 2018

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD NIXDORF, INCORPORATED

Date:	November 8, 2018		/s/ Gerrard B. Schmid
		By:	Gerrard B. Schmid
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2018		/s/ Jeffrey Rutherford
		By:	Jeffrey Rutherford
Interim Chief Financial Officer
(Principal Financial Officer)