Form 10-K
period 2018-12-31
DIEBOLD NIXDORF, Inc
filed 2019-03-01
CIK 28823

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
Approximate aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 29, 2018, based upon the closing price on the New York Stock Exchange on June 29, 2018, was $906,522,734.
Number of common shares outstanding as of February 25, 2019 was 76,563,308.
DOCUMENTS INCORPORATED BY REFERENCE
Listed hereunder are the documents, portions of which are incorporated by reference, and the parts of this Form 10-K into which such portions are incorporated:
Diebold Nixdorf, Incorporated Proxy Statement for 2019 Annual Meeting of Shareholders to be held on or about April 25, 2019, portions of which are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1: BUSINESS
(dollars in millions)

GENERAL

Diebold Nixdorf, Incorporated (collectively with its subsidiaries, the Company) is a world leader in enabling Connected Commerce. The Company automates, digitizes and transforms the way people bank and shop. The Company’s integrated solutions connect digital and physical channels conveniently, securely and efficiently for millions of consumers every day. As an innovation partner for nearly all of the world's top 100 financial institutions and a majority of the top 25 global retailers, the Company delivers unparalleled services and technology that power the daily operations and consumer experience of banks and retailers around the world. The Company has a presence in more than 100 countries with approximately 23,000 employees worldwide.

Strategy
The Company seeks to continually enhance the consumer experience at bank and retail locations while simultaneously streamlining cost structures and business processes through the smart integration of hardware, software and services. The Company partners with other leading technology companies and regularly refines its research and development (R&D) spend to support a better transaction experience for consumers.

DN Now Transformation Activities

Commensurate with its strategy, the Company has evolved its multi-year transformation program called DN Now to relentlessly focus on its customers and improve operational excellence. Key activities underway include:

•	Transitioning to a streamlined and customer-centric operating model

•
Implementing a services modernization plan which focuses on upgrading certain customer touchpoints, automating incident reporting and response, and standardizing service offerings and internal processes

•	Streamlining the product range of automated teller machines (ATMs) and manufacturing footprint

•	Improving working capital management through greater focus and efficiency of payables, receivables and inventory

•	Reducing administrative expenses, including finance, information technology (IT) and real estate

•	Increasing sales productivity through improved coverage and compensation arrangements

•	Standardizing back-office processes to automate reporting and better manage risks

•	Optimizing the portfolio of businesses to improve overall profitability

These work streams are designed to improve the Company’s profitability and net leverage while establishing a foundation for future growth. The gross annualized savings target for DN Now is approximately $400 through 2021, of which $160 is anticipated to be realized during 2019. In order to achieve these savings, the Company has and will continue to restructure the workforce, integrate and optimize systems and processes, transition workloads to lower cost locations and consolidate real estate holdings. By executing on these and other operational improvement activities, the Company expects to increase customer intimacy and satisfaction, while providing career enrichment opportunities for employees and enhancing value for shareholders.

CONNECTED COMMERCE SOLUTIONS

The Company’s operating structure is focused on its two customer segments — Banking and Retail. Leveraging a broad portfolio of solutions, the Company offers customers the flexibility to purchase the combination of services, software and systems that drive the most value to their business.

Banking

The Company provides integrated solutions for financial institutions of all sizes designed to help drive operational efficiencies, differentiate the consumer experience, grow revenue and manage risk. Banking operations are managed within two geographic regions. The Eurasia region includes the developed economies of Western Europe as well as the emerging economies of Eastern Europe, Asia, the Middle East and Africa. The Americas region encompasses the United States (U.S.), Canada, Mexico and Latin America.

For banking clients, services represents the largest operational component of the Company. Diebold Nixdorf AllConnectSM Services was launched in 2018 to power the business operations of financial institutions of all sizes. This as-a-service offering provides financial institutions with the capabilities and technology needed to make physical distribution channels as agile, integrated, efficient and differentiated as their digital counterparts by leveraging a data-driven Internet of Things (IoT) infrastructure. The Company’s product-related services resolve incidents through remote service capabilities or an on-site visit. The portfolio includes first and second line maintenance, preventive maintenance, “on-demand” and total implementation services.

Managed services and outsourcing consists of managing the end-to-end business processes, technology integration and day-to-day operation of the self-service channel and the bank branch. Our integrated business solutions include self-service fleet management, branch life-cycle management and ATM as-a-service capabilities.

From a product perspective, the banking portfolio consists of cash recyclers and dispensers, intelligent deposit terminals, teller automation and kiosk technologies, as well as physical security solutions. The Company assists financial institutions to increase the functionality, availability and security within their ATM fleet.

The Company’s software encompasses front-end applications for consumer connection points as well as back-end platforms which manage channel transactions, operations and integration. These hardware-agnostic software applications facilitate millions of transactions via ATMs, kiosks, and other self-service devices, as well as via online and mobile digital channels.

In 2017, the Company introduced DN Vynamic™ Software, the first end-to-end Connected Commerce software portfolio in the banking marketplace designed to simplify and enhance the consumer experience. In addition, DN Vynamic suite's open application program interface (API) architecture is built to simplify operations by eliminating the traditional focus on internal silos and enabling tomorrow's inter-connected partnerships between financial institutions and payment providers. In addition, with a shared analytic and transaction engine, the DN Vynamic platform can generate new insights to enhance operations across any channel - putting consumer preferences, not the technology, at the heart of the experience.

An important enabler of the Company’s software offerings is the professional service employees who provide systems integration, customization, project management and consulting. The Company's advisory services team collaborates with customers to refine the end-user experience, improve business processes, refine existing staffing models and deploy technology to automate both branches and stores.

Retail

The Company’s comprehensive portfolio of retail solutions, software and services improves the checkout process for retailers while enhancing shopping experiences for consumers.

The DN Vynamic software suite for retailers provides a comprehensive, modular solution capable of enabling Connected Commerce across multiple channels, improving end-to-end store processes and facilitating continuous consumer engagements in support of a digital ecosystem. This includes click & collect, reserve & collect, in-store ordering and return-to-store processes across the retailers' physical and digital sales channels. Operational data from a number of sources, such as enterprise resource planning (ERP), point of sale (POS), store systems and customer relationship management systems (CRM), may be integrated across all customer connection points to create seamless and differentiated consumer experiences.

Diebold Nixdorf AllConnect Services for retailers include maintenance and availability services to continuously improve retail self-service fleet availability and performance. These include: total implementation services to support both current and new store concepts; managed mobility services to centralize asset management and ensure effective, tailored mobile capability; monitoring and advanced analytics providing operational insights to support new growth opportunities; and store life-cycle management to proactively monitor store IT endpoints and enable improved management of internal and external suppliers and delivery organizations.

Service personnel supervise store openings, renewals and transformation projects, with attention to local details and customers’ global IT infrastructure.

The retail systems portfolio includes modular, integrated and mobile POS and self-checkout (SCO) terminals that meet evolving automation and omnichannel requirements of consumers. The Company also provides SCO terminals and ordering kiosks that facilitate an efficient and user-friendly purchasing experience. The BEETLE /iSCAN EASY eXpress, hybrid products, can alternate from attended operation to self-checkout with the press of a button as customer conditions warrant. The K-Two Kiosk automates routine tasks and in-store transactions, offers order-taking abilities at quick service restaurants (QSRs) and fast casual restaurants, displays product information, sells tickets and presents functionality that furthers store automation and digitalization. Supplementing the POS system is a broad range of peripherals, including printers, scales and mobile scanners, as well as the cash management portfolio, which offers a wide range of banknote and coin processing systems.

COMPETITION

The Company competes with global, regional and local competitors to provide technology solutions for financial institutions and retailers. The Company differentiates its offerings by providing a wide range of innovative solutions that leverage innovations in advanced security, biometric authentication, mobile connectivity, contactless transactions, cloud computing and IoT. Based upon independent industry surveys from Retail Banking Research (RBR), the Company is a leading service provider and manufacturer of self-service solutions across the globe.

Competitors in the self-service banking market include NCR, Nautilus Hyosung, GRG Banking Equipment, Glory Global Solutions, Oki Data and Triton Systems, as well as a number of local manufacturing and service providers such as Fujitsu and Hitachi-Omron in Asia Pacific (AP); Hantle/GenMega in North America (NA); KEBA in Europe, Middle East and Africa (EMEA); and Perto in Latin America (LA). In Brazil, the Company provides election systems, lottery terminals and product support to the Brazil government. Competition in this market segment is based upon technology pre-qualification demonstrations.

In a number of markets, the Company sells to, but also competes with, independent ATM deployers such as Cardtronics, Payment Alliance International and Euronet.

In the retail market, the Company is a leader in helping the majority of retailers headquartered in Europe transform their stores to a consumer-centric approach by providing electronic POS (ePOS), automated checkout solutions, cash management, software and services. The Company competes with some of the key players highlighted above plus other technology firms such as Toshiba and Fujitsu, and specialized software players such as GK Software, Oracle, Aptos and PCMS. Many retailers also work with proprietary software solutions.

For its services offerings, the Company perceives competition to be fragmented, especially in the product-related services segment. While other manufacturers provide basic levels of product support, the competition also includes local and regional third-party providers. With respect to higher value managed services, the Company competes with large IT service providers such as IBM, Atos, Fiserv and DXC Technology.

In the self-service software market, the Company, in addition to the key hardware players highlighted above, competes with several smaller, niche software companies like KAL, or with the internal software development teams of banks and retailers.

OPERATIONS

The Company’s operating results and the amount and timing of revenue are affected by numerous factors, including production schedules, customer priorities, sales volume and mix. During the past several years, the Company has honed its offerings to become a total solutions provider with a focus on Connected Commerce. As a result of the emphasis on services and software, the nature of the Company's workforce is changing and requires new skill sets in areas such as:

•	Advanced security and compliance measures,

•	Advanced sensors,

•	Modern field services operations,

•	Cloud computing,

•	Analytics, and

•	As-a-service software expertise.

The principal raw materials used by the Company in its manufacturing operations are steel, plastics, electronic parts and components and spare parts, which are purchased from various major suppliers. These materials and components are generally available in ample quantities.

The Company carries working capital mainly related to trade receivables and inventories. Inventories generally are manufactured or purchased as orders are received from customers. The Company’s normal and customary payment terms generally range from 30 to 90 days from date of invoice. The Company generally does not offer extended payment terms. The Company also provides financing arrangements to customers that are largely classified and accounted for as sales-type leases.

PRODUCT BACKLOG

The Company's product backlog was $1,012.7 and $1,026.7 as of December 31, 2018 and 2017, respectively. The backlog generally includes orders estimated or projected to be shipped or installed within 18 months. Although the Company believes the orders included in the backlog are firm, some orders may be canceled by customers without penalty, and the Company may elect to permit cancellation of orders without penalty where management believes it is in the Company's best interests to do so. Historically, the Company has not experienced significant cancellations within its product backlog. Additionally, over 50 percent of the Company's revenues are derived from its service business, for which backlog information is not measured. Therefore, the Company does not believe that its product backlog, as of any particular date, is necessarily indicative of revenues for any future period.

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

ENVIRONMENTAL

Compliance with federal, state and local environmental protection laws during 2018 had no material effect upon the Company’s business, financial condition or results of operations.

EMPLOYEES

At December 31, 2018, the Company employed approximately 23,000 associates globally. The Company conducts business in more than 100 countries.

EXECUTIVE OFFICERS

Refer to Item 10 of this annual report on Form 10-K for information on the Company's executive officers, which is incorporated herein by reference.

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

ITEM 1A: RISK FACTORS
(dollars and euros in millions)

The following are certain risk factors that could affect the Company's business, financial condition, operating results and cash flows. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this annual report on Form 10-K because they could cause actual results to differ materially from those expressed in any forward-looking statement. The risk factors highlighted below are not the only ones the Company faces. If any of these events actually occur, the Company's business, financial condition, operating results or cash flows could be negatively affected.

The Company cautions the reader to keep these risk factors in mind and refrain from attributing undue certainty to any forward-looking statements, which speak only as of the date of this annual report on Form 10-K.

The Company may fail to realize all of the anticipated strategic and financial benefits sought from the 2016 acquisition of Diebold Nixdorf AG (the Acquisition).

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

The Company may not be able to achieve, or may be delayed in achieving, the goals of its DN Now initiatives, and this may adversely affect its operating results and cash flow.

The Company's DN Now initiatives consist of a customer-focused operating model designed to increase profitable sales, improve gross margin, improve operating efficiencies and reduce operating costs. Although the Company has achieved a substantial amount of annual cost savings associated with the cost-cutting initiatives of DN Now, it may be unable to sustain the cost savings that it has achieved or may be unable to achieve additional cost savings. If the Company is unable to achieve, or has any unexpected delays in achieving, the goals of DN Now, its results of operations and cash flows may be adversely affected. Even if the Company meets its goals as a result of its DN Now initiatives, it may not receive the expected financial benefits of these initiatives, within the expected timeframe or at all.

The Company is exposed to additional litigation risk and uncertainty with respect to the remaining minority shareholders of Diebold Nixdorf AG.

As a result of the Acquisition, the Company continues to be exposed to litigation risk and uncertainty associated with the remaining minority shareholders of Diebold Nixdorf AG. The adequacy of both forms of compensation payments to minority shareholders agreed under the terms of the Domination and Profit and Loss Transfer Agreement between Diebold Holding Germany Inc. & Co. KGaA (Diebold KGaA), a wholly-owned subsidiary of the Company and Diebold Nixdorf AG (the DPLTA) has been challenged by certain minority shareholders of Diebold Nixdorf AG, who have initiated court-led appraisal proceedings under German law. The Company cannot rule out that the competent court in such appraisal proceeding may adjudicate a higher exit compensation or recurring payment obligation (in each case, including interest thereon) than agreed upon in the DPLTA, the financial impact and timing of which is uncertain. Furthermore, on January 31, 2019, Diebold KGaA entered into a merger agreement with Diebold Nixdorf AG pursuant to which Diebold Nixdorf AG shall be merged with and into Diebold KGaA. In this context, a squeeze-out of the remaining minority shareholders of Diebold Nixdorf AG against adequate cash compensation will be carried out. The timing of when the merger becomes effective as well as its ultimate financial impact remain uncertain.

The Company’s failure to meet its debt service obligations could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s high level of indebtedness could adversely affect the Company’s operations and liquidity. The Company’s level of indebtedness could, among other things:

•
make it more difficult for the Company to pay or refinance its debts as they become due during adverse economic and industry conditions because the Company may not have sufficient cash flows to make its scheduled debt payments;

•
cause the Company to use a larger portion of its cash flow to fund interest and principal payments, reducing the availability of cash to fund working capital, capital expenditures, R&D and other business activities;

•	limit the Company’s ability to take advantage of significant business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions;

•	cause the Company to be more vulnerable to general adverse economic and industry conditions;

•	cause the Company to be disadvantaged compared to competitors with less leverage;

•	result in a downgrade in the credit rating of the Company or indebtedness of the Company or its subsidiaries, which could increase the cost of borrowings; and

•	limit the Company’s ability to borrow additional monies in the future to fund working capital, capital expenditures, R&D and other business activities.

In addition, the agreements governing the Company's indebtedness contain restrictive covenants that limit its ability to engage in activities that may be in its long-term best interest. The Company's failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all its debt.

The Company may also incur additional long-term debt and working capital lines of credit to meet future financing needs, which would increase its total indebtedness. Although the terms of its existing and future credit agreements and of the indenture governing its high-yield senior notes (the Indenture) contain restrictions on the incurrence of additional debt, including secured debt, these restrictions are subject to a number of important exceptions and debt incurred in compliance with these restrictions could be substantial. If the Company and its restricted subsidiaries incur significant additional debt, the related risks that the Company faces could intensify.

The Company may not be able to generate sufficient cash to service all of its indebtedness and may be forced to take other actions to satisfy its obligations under its indebtedness, which may not be successful.

The Company's ability to make scheduled payments or refinance its debt obligations depends on its financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond its control. The Company may be unable to maintain a level of cash flows from operating activities sufficient to permit the payment of principal, premium, if any, and interest on its indebtedness.

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

The Company's existing revolving credit facility, letter of credit in the revolver, Delayed Draw Term Loan A Facility and Term Loan A Facility mature in December 2020. As of December 31, 2018, $125.0 was outstanding under the revolving credit facility in addition to $27.5 letters of credit, $160.5 was outstanding under the Delayed Draw Term Loan A Facility and $126.3 million was outstanding under the Term Loan A Facility. Although the Company intends to refinance the amounts outstanding under the revolving credit facility and Term Loan A Facility prior to maturity, there can be no assurance it will be able to do so on commercially reasonable terms or at all. The Company's inability to generate sufficient cash flows to satisfy its debt obligations, or to refinance any of its indebtedness on commercially reasonable terms or at all, would materially and adversely affect its financial position and results of operations.

The terms of the credit agreement governing the Company's revolving credit facility and term loans (the Credit Agreement) and the Indenture restrict its current and future operations, particularly its ability to respond to changes or to take certain actions.

The Credit Agreement and the Indenture contain a number of restrictive covenants that impose significant operating and financial restrictions on the Company and may limit its ability to engage in acts that may be in its long-term best interest, including restrictions on its ability to:

•	incur additional indebtedness and guarantee indebtedness;

•	pay dividends or make other distributions or repurchase or redeem capital stock;

•	prepay, redeem or repurchase certain debt;

•	issue certain preferred stock or similar equity securities;

•	make loans and investments;

•	sell assets;

•	incur liens;

•	enter into transactions with affiliates;

•	alter the businesses the Company conducts;

•	enter into agreements restricting the Company's subsidiaries’ ability to pay dividends; and

•	consolidate, merge or sell all or substantially all of the Company's assets.

In addition, the restrictive covenants in the Credit Agreement require the Company to maintain specified financial ratios and satisfy other financial condition tests. Although it entered into an amendment to the Credit Agreement in August 2018 to, among other things, revise certain of the Company's financial covenants, upon the occurrence of certain events, the financial covenants, including the Company's net leverage ratio, will revert to pre-amendment levels. The Company's ability to meet the financial ratios and tests can be affected by events beyond its control, and it may be unable to meet them.

A breach of the covenants or restrictions under the Indenture or under the Credit Agreement could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the Credit Agreement would permit the lenders under the Company's revolving credit facility to terminate all commitments to extend further credit under that facility. Furthermore, if the Company were unable to repay the amounts due and payable under its revolving credit facility and term loans, those lenders could proceed against the collateral granted them to secure that indebtedness. In the event the Company's lenders or noteholders accelerate the repayment of its borrowings, the Company and its subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, the Company may be:

•	limited in how it conduct its business;

•	unable to raise additional debt or equity financing to operate during general economic or business downturns; and

•	unable to compete effectively or to take advantage of new business opportunities.

These restrictions may affect the Company's ability to grow in accordance with its strategy. In addition, the Company's financial results, its substantial indebtedness and its credit ratings could adversely affect the availability and terms of its financing.

The Company may not be successful divesting its non-core and/or non-accretive businesses.

The Company has a plan to divest certain non-core and/or non-accretive businesses to, among other things, simplify its business and reduce its debt. However, there can be no assurance that it will be successful in selling any assets. It may incur substantial expenses associated with identifying and evaluating potential sales. The process of exploring any sales may be time consuming and disruptive to its business operations, and if it is unable to effectively manage the process, its business, financial condition and results of operations could be adversely affected. It also cannot assure that any potential sale, if consummated, will prove to be beneficial to its shareholders. Any potential sale would be dependent upon a number of factors that may be beyond its control, including, among other factors, market conditions, industry trends, the interest of third parties in the assets and the availability of financing to potential buyers on reasonable terms.

In addition, while it evaluates asset sales, the Company is exposed to risks and uncertainties, including potential difficulties in retaining and attracting key employees, distraction of its management from other important business activities, and potential difficulties in establishing and maintaining relationships with customers, suppliers, lenders, sureties and other third parties, all of which could harm its business.

Demand for and supply of the Company's services and products may be adversely affected by numerous factors, some of which it cannot predict or control. This could adversely affect its operating results.

Numerous factors may affect the demand for and supply of the Company's services and products, including:

•	changes in the market acceptance of its services and products;

•	customer and competitor consolidation;

•	changes in customer preferences;

•	declines in general economic conditions;

•	disruptive technologies;

•	changes in environmental regulations that would limit its ability to service and sell products in specific markets;

•
macro-economic factors affecting retail stores and banks, credit unions and other financial institutions may lead to cost-cutting efforts by customers, including branch closures, which could cause it to lose current or potential customers or achieve less revenue per customer; and

•	availability of purchased products.

If any of these factors occur, the demand for and supply of the Company's services and products could suffer, which could adversely affect its results of operations.

The Company’s ability to deliver products that satisfy customer requirements is dependent on the performance of its subcontractors and suppliers, as well as on the availability of raw materials and other components.

The Company relies on other companies, including subcontractors and suppliers, to provide and produce raw materials, integrated components and sub-assemblies and production commodities included in, or used in the production of, its products. If one or more of the Company's subcontractors or suppliers experiences delivery delays or other performance problems, it may be unable to meet commitments to its customers or incur additional costs. In some instances, the Company depends upon a single source of supply. Any service disruption from one of these suppliers, either due to circumstances beyond the supplier’s control, such as geo-political developments, or as a result of performance problems or financial difficulties, could have a material adverse effect on the Company's ability to meet commitments to its customers or increase its operating costs.

Increased energy, raw material and labor costs could reduce the Company's operating results.

Energy prices, particularly petroleum prices, are cost drivers for the Company's business. In recent years, the price of petroleum has been highly volatile, particularly due to the unstable political conditions in the Middle East and increasing international demand from emerging markets. Price increases in fuel and electricity costs, such as those increases that may occur from climate change legislation or other environmental mandates, may continue to increase cost of operations. Any increase in the costs of energy would also increase the Company's transportation costs.

The primary raw materials in the Company's services, software and systems solutions are steel, plastics, and electronic parts and components. The majority of raw materials are purchased from various local, regional and global suppliers pursuant to supply contracts. However, the price of these materials can fluctuate under these contracts in tandem with the pricing of raw materials.

The Company cannot assure that its labor costs going forward will remain competitive or will not increase. In the future, the Company's labor agreements may be amended, or become amendable, and new agreements could have terms with higher labor costs. In addition, labor costs may increase in connection with the Company's growth. The Company may also become subject to collective bargaining agreements in the future in the event that non-unionized workers may unionize.

Although the Company attempts to pass on higher energy, raw material and labor costs to its customers, it is often not possible given the competitive markets in which it operates.

In addition to the Acquisition, the Company may be unable to successfully and effectively manage acquisitions, divestitures and other significant transactions, which could harm its operating results, business and prospects.

As part of its business strategy, the Company frequently engages in discussions with third parties regarding possible investments, acquisitions, strategic alliances, joint ventures, divestitures and outsourcing arrangements, and enters into agreements relating to such transactions in order to further its business objectives. In order to pursue this strategy successfully, it must identify suitable candidates, successfully complete transactions, some of which may be large and complex, and manage post-closing issues such as the integration of acquired companies or employees and the divestiture of combined businesses, operations and employees. Integration, divestiture and other risks of these transactions can be more pronounced in larger and more complicated transactions, or if multiple transactions are pursued simultaneously. If it fails to identify and successfully complete transactions that further its strategic objectives, it may be required to expend resources to develop products and technology internally. This may put it at a competitive disadvantage and it may be adversely affected by negative market perceptions, any of which may have a material adverse effect on its revenue, gross margin and profitability.

Integration and divestiture issues are complex, time-consuming and expensive and, without proper planning and implementation, could significantly disrupt the Company's business. The challenges involved in integrating and divesting include:

•	combining service and product offerings and entering into new markets in which the Company is not experienced;

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

•
coordinating and combining administrative, service, manufacturing, R&D and other operations, subsidiaries, facilities and relationships with third parties in accordance with local laws and other obligations while maintaining adequate standards, controls and procedures;

•	achieving savings from supply chain and administration integration; and

•	efficiently divesting combined business operations which may cause increased costs as divested businesses are de-integrated from embedded systems and operations.

The Company evaluates and enters into these types of transactions on an ongoing basis. It may not fully realize all of the anticipated benefits of any transaction and the time frame for achieving benefits of a transaction may depend partially upon the actions of employees, suppliers or other third parties. In addition, the pricing and other terms of its contracts for these transactions require it to make estimates and assumptions at the time it enters into these contracts, and, during the course of its due diligence, it may not identify all of the factors necessary to estimate costs accurately. Any increased or unexpected costs, unanticipated delays or failure to achieve contractual obligations could make these agreements less profitable or unprofitable.

The Company's business may be affected by general economic conditions, cyclicality and uncertainty and could be adversely affected during economic downturns.

Demand for the Company's services and products is affected by general economic conditions and the business conditions of the industries in which it sells its services and products. The business of most of the Company's customers, particularly its financial institution and retail customers, is, to varying degrees, cyclical and has historically experienced periodic downturns. Under difficult economic conditions, customers may seek to reduce discretionary spending by forgoing purchases of the Company's services and products. This risk is magnified for capital goods purchases such as ATMs, retail systems and physical security products. In addition, downturns in the Company's customers’ industries, even during periods of strong general economic conditions, could adversely affect the demand for the Company's services and products, and its sales and operating results.

In particular, continuing economic difficulties in the global markets have led to an economic recession in certain markets in which the Company operates. As a result of these difficulties and other factors, including new or increased regulatory burdens, financial institutions and retail customers have failed and may continue to fail, resulting in a loss of current or potential customers, or deferred or canceled orders, including orders previously placed. Any customer deferrals or cancellations could materially affect the Company's sales and operating results.

The Company faces competition that could adversely affect its sales and financial condition.

All phases of the Company's business are highly competitive. Some of its services and products are in direct competition with similar or alternative services or products provided by its competitors. The Company encounters competition in price, delivery, service, performance, product innovation, product recognition and quality.

Because of the potential for consolidation in any market, the Company's competitors may become larger, which could make them more efficient and permit them to be more price-competitive. Increased size could also permit them to operate in wider geographic areas and enhance their abilities in other areas such as R&D and customer service. As a result, this could also reduce the Company's profitability.

The Company expects that its competitors will continue to develop and introduce new and enhanced services and products. This could cause a decline in market acceptance of the Company's services and products. In addition, the Company's competitors could cause a reduction in the prices for some of its services and products as a result of intensified price competition. Also, the Company may be unable to effectively anticipate and react to new entrants in the marketplace competing with its services and products.

Competitive pressures can also result in the loss of major customers. An inability to compete successfully could have an adverse effect on the Company's operating results, financial condition and cash flows in any given period.

Additional tax expense or additional tax exposures could affect the Company's future profitability.

The Company is subject to income taxes in both the U.S. and various non-U.S. jurisdictions, and its domestic and international tax liabilities are dependent upon the distribution of income among these different jurisdictions. If the Company decides to repatriate cash, cash equivalents and short-term investments residing in international tax jurisdictions, there could be further negative impact on foreign and domestic taxes. The Company's tax expense includes estimates of additional tax that may be incurred for tax exposures and reflects various estimates and assumptions, including assessments of future earnings of the Company that could affect the valuation of its net deferred tax assets. The Company's future results could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in the overall profitability of the Company, changes in tax legislation, changes in the valuation of deferred tax assets and liabilities, the results of audits and examinations of previously filed tax returns and continuing assessments of its income tax exposures.

Additionally, the Company's future results could be adversely affected by the results of indirect tax audits and examinations, and continuing assessments of its indirect tax exposures. A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated accrual. The Company estimated the aggregate risk at December 31, 2018 to be up to $106.1 for its material indirect tax matters. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire. It is reasonably possible that the Company could be required to pay taxes, penalties and interest related to this matter or other open years, which could be material to its financial condition and results of operations.

In international markets, the Company competes with local service providers that may have competitive advantages.

In a number of international markets in each region where the Company operates, for instance in Brazil and China, it faces substantial competition from local service providers that offer competing services and products. Some of these companies may have a dominant market share in their territories and may be owned by local stakeholders. This could give them a competitive advantage. Local providers of competing services and products may also have a substantial advantage in attracting customers in their countries due to more established branding in that country, greater knowledge with respect to the tastes and preferences of customers residing in that country and/or their focus on a single market. As a U.S. based multi-national corporation, the Company must ensure its compliance with both U.S. and foreign regulatory requirements.

Because the Company's operations are conducted worldwide, they are affected by risks of doing business abroad.

The Company generates a significant percentage of revenue from operations conducted outside the U.S. Revenue from international operations amounted to approximately 77.1 percent in 2018, 77.2 percent in 2017 and 67.0 percent in 2016 of total revenue during these respective years.

Accordingly, international operations are subject to the risks of doing business abroad, including, among other things, the following:

•	fluctuations in currency exchange rates, particularly in EMEA (primarily the euro (EUR) and Great Britain pound sterling (GBP)), Mexico (peso), Thailand (baht) and Brazil (real);

•	transportation and supply chain delays and interruptions;

•	political and economic instability and disruptions, including the impact of trade agreements;

•	the failure of foreign governments to abide by international agreements and treaties;

•	restrictions on the transfer of funds;

•	the imposition of duties, tariffs and other taxes;

•	import and export controls;

•	changes in governmental policies and regulatory environments;

•
ensuring the Company's compliance with U.S. laws and regulations and applicable laws and regulations in other jurisdictions, including the Foreign Corrupt Practices Act (FCPA), the U.K. Bribery Act, and applicable laws and regulations in other jurisdictions;

•	increasingly complex laws and regulations concerning privacy and data security, including the European Union’s (EU) General Data Protection Regulation (GDPR);

•	labor unrest and current and changing regulatory environments;

•	the uncertainty of product acceptance by different cultures;

•	the risks of divergent business expectations or cultural incompatibility inherent in establishing strategic alliances with foreign partners;

•	difficulties in staffing and managing multi-national operations;

•	limitations on the ability to enforce legal rights and remedies;

•	reduced protection for intellectual property rights in some countries; and

•	potentially adverse tax consequences, including repatriation of profits.

Any of these events could have an adverse effect on the Company's international operations by reducing the demand for its services and products or decreasing the prices at which it can sell its services and products, thereby adversely affecting its financial condition or operating results. The Company may not be able to continue to operate in compliance with applicable customs, currency exchange control regulations, transfer pricing regulations or any other laws or regulations to which it may be subject. In addition, these laws or regulations may be modified in the future, and the Company may not be able to operate in compliance with those modifications.

Significant developments from the recent and potential changes in U.S. trade policies could have a material adverse effect on the Company and its financial condition and results of operations.

The U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. On various dates in July, August and September 2018, the U.S. government implemented additional tariffs of 25 percent and 10 percent (increasing to 25 percent on January 1, 2019) on certain goods imported from China. The Company manufactures a substantial amount of its products in China and are presently subjected to these additional tariffs. These tariffs, and other governmental action relating to international trade agreements or policies, the adoption and expansion of trade restrictions, or the occurrence of a trade war may adversely impact demand for the Company's products, costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, as a result, adversely impact its business. These additional tariffs may cause the Company to increase prices to its customers, which may reduce demand, or, if it is unable to increase prices, result in lowering its margin on products sold. It remains unclear what the U.S. or foreign governments will or will not do with respect to tariffs, international trade agreements and policies on a short-term or long-term basis. The Company cannot predict future trade policy or the terms of any renegotiated trade agreements and their impacts on its business.

As a result of these tariffs and other governmental action, the Company is presently shifting some of its supply base and sourcing to mitigate the risk of higher tariffs. Any shift may not be fully successful in reducing its costs, or fully off-setting the impact of tariffs.

The Company may be exposed to liabilities under the FCPA, which could harm its reputation and have a material adverse effect on its business.

The Company is subject to compliance with various laws and regulations, including the FCPA and similar worldwide anti-bribery laws, which generally prohibit companies and their intermediaries from engaging in bribery or making other improper payments to foreign officials for the purpose of obtaining or retaining business or gaining an unfair business advantage. The FCPA also requires proper record keeping and characterization of such payments in the Company's reports filed with the SEC.

The Company's employees and agents are required to comply with these laws. The Company operates in many parts of the world that have experienced governmental and commercial corruption to some degree, and strict compliance with anti-bribery laws may conflict with local customs and practices. Foreign companies, including some that may compete with the Company, may not be subject to the FCPA and may follow local customs and practices. Accordingly, such companies may be more likely to engage in activities prohibited by the FCPA, which could have a significant adverse impact on the Company's ability to compete for business in such countries.

Despite the Company's commitment to legal compliance and corporate ethics, it cannot ensure that its policies and procedures will always protect it from intentional, reckless or negligent acts committed by its employees or agents. Violations of these laws, or allegations of such violations, could disrupt the Company's business and result in financial penalties, debarment from government contracts and other consequences that may have a material adverse effect on its reputation, business, financial condition or results of operations. Future changes in anti-bribery or economic sanctions laws and enforcement could also result in increased compliance requirements and related expenses that may also have a material adverse effect on its business, financial condition or results of operations.

The Company has a significant amount of long-term assets, including goodwill and other intangible assets, and any future impairment charges could adversely impact its results of operations.

The Company reviews long-lived assets, including property, plant and equipment and identifiable amortizing intangible assets, for impairment whenever changes in circumstances or events may indicate that the carrying amounts are not recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference. Factors which may cause an impairment of long-lived assets include significant changes in the manner of use of these assets, negative industry or market trends, a significant under-performance relative to historical or projected future operating results, or a likely sale or disposal of the asset before the end of its estimated useful life.

As of December 31, 2018, the Company had $827.1 of goodwill. The Company’s four reporting units are defined as Eurasia Banking, Americas Banking, EMEA Retail and Rest of World Retail. Management concluded during a second and third quarter interim goodwill impairment tests for 2018 that a portion of the Company’s goodwill was not recoverable and recorded a $217.5 non-cash impairment loss for the year ended December 31, 2018. The techniques used in its qualitative and quantitative assessment and goodwill impairment tests incorporate a number of estimates and assumptions that are subject to change. Although the Company believes these estimates and assumptions are reasonable and reflect market conditions forecast at the assessment date, any changes to these assumptions and estimates due to market conditions or otherwise may lead to an outcome where impairment charges would be required in future periods.

System security risks, systems integration and cybersecurity issues could disrupt the Company's internal operations or services provided to customers, and any such disruption could adversely affect revenue, increase costs, and harm its reputation and stock price.

Experienced computer programmers and hackers may be able to penetrate the Company's network security and misappropriate its own confidential information or those of its customers, corrupt data, create system disruptions or cause shutdowns. A network security breach could be particularly harmful if it remains undetected for an extended period of time. Groups of hackers may also act in a coordinated manner to launch distributed denial of service attacks, or other coordinated attacks, that may cause service outages or other interruptions. The Company could incur significant expenses in addressing problems created by network security breaches, such as the expenses of deploying additional personnel, enhancing or implementing new protection measures, training employees or hiring consultants. Further, such corrective measures may later prove inadequate. Moreover, actual or perceived security vulnerabilities in the Company's services and products could cause significant reputational harm, causing it to lose existing or potential customers. Reputational damage could also result in diminished investor confidence. Actual or perceived vulnerabilities may also lead to claims against the Company. Although its license agreements typically contain provisions that eliminate or limit its exposure to such liability, there is no assurance these provisions will withstand legal challenges. The Company could also incur significant expenses in connection with customers’ system failures.

In addition, sophisticated hardware and operating system software and applications that the Company produces or procures from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. The costs to eliminate or alleviate security problems, viruses and bugs could be significant, and the efforts to address these problems could result in interruptions, delays or cessation of service that could impede sales, manufacturing, distribution or other critical functions.

Portions of the Company's IT infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. The Company may not be successful in implementing new systems, and transitioning data and other aspects of the process could be expensive, time consuming, disruptive and resource-intensive. Such disruptions could adversely impact the ability to fulfill orders, service customers and interrupt other processes and, in addition, could adversely impact its ability to maintain effective internal control over financial reporting. Delayed sales, lower margins, lost customers or diminished investor confidence resulting from these disruptions could adversely affect the Company's financial results, stock price and reputation.

Privacy and information security laws are complex, and if the Company fails to comply with applicable laws, regulations and standards, or fails to properly maintain the integrity of its data, protect its proprietary rights to its systems or defend against cybersecurity attacks, the Company may be subject to government or private actions due to privacy and security breaches, any of which could have a material adverse effect on its business, financial condition and results of operations or materially harm our reputation.

The Company is subject to a variety of laws and regulations in the U.S. and other countries that involve matters central to its business, including user privacy, security, rights of publicity, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation, and online-payment services. These laws can be particularly restrictive in countries outside the U.S. Both in the U.S. and abroad, these laws and regulations constantly evolve and remain subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which it operates. Because the Company stores, processes and uses data, some of which contains personal information, it is subject to complex and evolving federal, state, and foreign laws and regulations regarding privacy, data protection, content, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in investigations, claims, changes to the Company's business practices, increased cost of operations, and declines in user growth, retention, or engagement, any of which could seriously harm its business.

Several proposals have recently been adopted or are currently pending before federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. The GDPR in the EU, which went into effect in May 2018, placed new data protection obligations and restrictions on organizations and may require the Company to further change its policies and procedures. If the Company is not compliant with GDPR requirements, it may be subject to significant fines and its business may be seriously harmed. The California Consumer Privacy Act goes into effect in January 2020, with a lookback to January 2019, and places additional requirements on the handling of personal data.

An inability to attract, retain and motivate key employees could harm current and future operations.

In order to be successful, the Company must attract, retain and motivate executives and other key employees, including those in managerial, professional, administrative, technical, sales, marketing and IT support positions. It also must keep employees focused on its strategies and goals. Hiring and retaining qualified executives, engineers and qualified sales representatives are critical to its future, and competition for experienced employees in these areas can be intense. The failure to hire or loss of key employees could have a significant impact on the Company's operations.

The Company may not be able to generate sufficient cash flows to fund its operations and make adequate capital investments.

The Company's cash flows from operations depend primarily on sales and service margins. To develop new service and product technologies, support future growth, achieve operating efficiencies and maintain service and product quality, the Company must make significant capital investments in manufacturing technology, facilities and capital equipment, R&D, and service and product technology. In addition to cash provided from operations, the Company has from time to time utilized external sources of financing. Depending upon general market conditions or other factors, the Company may not be able to generate sufficient cash flows to fund its operations and make adequate capital investments, either in whole or in part. In addition, any tightening of the credit markets may limit the Company's ability to obtain alternative sources of cash to fund its operations.

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

The Company is constantly looking to develop new services and products that complement or leverage the underlying design or process technology of its traditional service and product offerings. The Company makes significant investments in service and product technologies and anticipates expending significant resources for new software-led services and product development over the next several years. There can be no assurance that the Company's service and product development efforts will be successful, that the roll out of any new services and products will be timely, that it will be able to successfully market these services and products or that margins generated from sales of these services and products will recover costs of development efforts.

The Company's ability to maintain effective internal control over financial reporting may be insufficient to allow it to accurately report its financial results or prevent fraud, and this could cause its financial statements to become materially misleading and adversely affect the trading price of its common shares.

The Company requires effective internal control over financial reporting in order to provide reasonable assurance with respect to its financial reports and to effectively prevent fraud. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If the Company cannot provide reasonable assurance with respect to its financial statements and effectively prevent fraud, its financial statements could become materially misleading, which could adversely affect the trading price of its common shares.

If the Company is not able to maintain the adequacy of its internal control over financial reporting, including any failure to implement required new or improved controls, or if the Company experiences difficulties in the implementation of or the implemented controls required in connection with the Acquisition, its business, financial condition and operating results could be harmed. Any material weakness could affect investor confidence in the accuracy and completeness of its financial statements. As a result, the Company's ability to obtain any additional financing, or additional financing on favorable terms, could be materially and adversely affected. This, in turn, could materially and adversely affect its business, financial condition and the market value of its securities and require it to incur additional costs to improve its internal control systems and procedures. In addition, perceptions of the Company among customers, lenders, investors, securities analysts and others could also be adversely affected.

Management identified control deficiencies as of December 31, 2018 that constituted material weaknesses. Throughout 2018, the Company enhanced, and will continue to enhance, its internal controls over financial reporting. The Company had ineffective information technology general controls (ITGCs) used for financial reporting by certain entities throughout the organization, ineffective implementation and operation of controls over inventory valuation and ineffective controls over non-routine transactions. For more information regarding the material weaknesses refer to Item 9A of this annual report on Form 10-K. The Company is still considering the full extent of the procedures to implement in order to remediate these material weaknesses. The Company can give no assurances that any additional material weakness will not arise in the future due to its failure to implement and maintain adequate internal control over financial reporting. In addition, although the Company has been successful historically in strengthening its controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or ensure the fair presentation of its financial statements included in its periodic reports filed with the SEC.

Low investment performance by the Company's pension plan assets may result in an increase to its net pension liability and expense, which may require it to fund a portion of its pension obligations and divert funds from other potential uses.

The Company sponsors several defined benefit pension plans that cover certain eligible employees across the globe. The Company's pension expense and required contributions to its pension plans are directly affected by the value of plan assets, the projected rate of return on plan assets, the actual rate of return on plan assets and the actuarial assumptions it uses to measure the defined benefit pension plan obligations.

A significant market downturn could occur in future periods resulting in a decline in the funded status of the Company's pension plans and causing actual asset returns to be below the assumed rate of return used to determine pension expense. If return on plan assets in future periods perform below expectations, future pension expense will increase.

The Company establishes the discount rate used to determine the present value of the projected and accumulated benefit obligations at the end of each year based upon the available market rates for high-quality, fixed income investments. The Company matches the projected cash flows of its pension plans against those generated by high-quality corporate bonds. The yield of the resulting bond portfolio provides a basis for the selected discount rate. An increase in the discount rate would reduce the future pension expense and, conversely, a decrease in the discount rate would increase the future pension expense.

Based on current guidelines, assumptions and estimates, including investment returns and interest rates, the Company plans to make contributions to its pension plans as well as benefits payments directly from the Company of approximately $50 in 2019. The Company anticipates reimbursement of approximately $13 for certain benefits paid from its trustee in 2019. Changes in the current assumptions and estimates could result in contributions in years beyond 2019 that are greater than the projected 2019 contributions required. The Company cannot predict whether changing market or economic conditions, regulatory changes or other factors will further increase its pension expenses or funding obligations, diverting funds it would otherwise apply to other uses.

The Company's businesses are subject to inherent risks, some for which it maintains third-party insurance and some for which it self-insures. The Company may incur losses and be subject to liability claims that could have a material adverse effect on its financial condition, results of operations or cash flows.

The Company maintains insurance policies that provide limited coverage for some, but not all, of the potential risks and liabilities associated with its businesses. The policies are subject to deductibles and exclusions that result in the Company's retention of a level of risk on a self-insurance basis. For some risks, the Company may not obtain insurance if it believes the cost of available insurance is excessive relative to the risks presented. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially, and in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. As a result, the Company may not be able to renew its existing insurance policies or procure other desirable insurance on commercially reasonable terms, if at all. Even where insurance coverage applies, insurers may contest their obligations to make payments. The Company's financial condition, results of operations and cash flows could be materially and adversely affected by losses and liabilities from uninsured or under-insured events, as well as by delays in the payment of insurance proceeds, or the failure by insurers to make payments. The Company also may incur costs and liabilities resulting from claims for damages to property or injury to persons arising from its operations.

The Company's assumptions used to determine its self-insurance liability could be wrong and materially impact its business.

The Company evaluates its self-insurance liability based on historical claims experience, demographic factors, severity factors and other actuarial assumptions. However, if future occurrences and claims differ from these assumptions and historical trends, the Company's business, financial results and financial condition could be materially impacted by claims and other expenses.

An adverse determination that the Company's services, products or manufacturing processes infringe the intellectual property rights of others, an adverse determination that a competitor has infringed its intellectual property rights, or its failure to enforce its intellectual property rights could have a materially adverse effect on its business, operating results or financial condition.

As is common in any high technology industry, others have asserted from time to time, and may assert in the future, that the Company's services, products or manufacturing processes infringe their intellectual property rights. A court determination that its services, products or manufacturing processes infringe the intellectual property rights of others could result in significant liability and/or require it to make material changes to its services, products and/or manufacturing processes. The Company is unable to predict the outcome of assertions of infringement made against it.

The Company also seeks to enforce its intellectual property rights against infringement. In October 2015, the Company filed a complaint with the U.S. International Trade Commission (ITC) and the U.S. District Court for the Northern District of Ohio alleging that Nautilus Hyosung Inc., and its subsidiary Nautilus Hyosung America Inc., infringed upon the Company's patents. In February 2017, the ITC determined that Nautilus Hyosung products infringed two of the Company's patents and issued an exclusion order and cease and desist order which bars the importation and sale of certain Nautilus Hyosung deposit automation enabled ATMs and modules in the U.S. In February 2016, Nautilus Hyosung filed complaints against the Company in front of the ITC and U.S. District Court for the Northern District of Texas alleging the Company infringed certain Nautilus Hyosung patents. Those ITC proceedings have now concluded and the Company has successfully defeated all claims raised by Nautilus Hyosung in the ITC. The Company will continue to vindicate its intellectual property against infringement by others.

The Company cannot predict the outcome of actions to enforce its intellectual property rights, and, although it seeks to enforce its intellectual property rights, it cannot guarantee that it will be successful in doing so. Any of the foregoing could have a materially adverse effect on the Company's business, operating results or financial condition.

Changes in laws or regulations or the manner of their interpretation or enforcement could adversely impact the Company's financial performance and restrict its ability to operate its business or execute its strategies.

New laws or regulations, or changes in existing laws or regulations or the manner of their interpretation or enforcement, could increase the Company's cost of doing business and restrict its ability to operate its business or execute its strategies. This includes, among other things, the possible taxation under U.S. law of certain income from foreign operations, compliance costs and enforcement under applicable securities laws, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), the German Securities Trading Act (Wertpapierhandelsgesetz) and Regulation (EU) No. 596/2014 of the European Parliament and of the Council of April 16, 2014 as well as costs associated with complying with the Patient Protection and Affordable Care Act of 2010 and the regulations promulgated thereunder.

Economic conditions and regulatory changes leading up to and following the United Kingdom's (U.K.) likely exit from the EU could have a material adverse effect on the Company's business and results of operations.

The U.K.’s anticipated exit from the EU (Brexit) and the resulting significant change to the U.K.’s relationship with the EU and with countries outside the EU (and the laws, regulations and trade deals impacting business conducted between them) could disrupt the overall economic growth or stability of the U.K. and the EU and negatively impact the Company’s European operations.  The U.K. is currently negotiating the terms of Brexit, with the U.K. due to exit the EU on March 29, 2019. In November 2018, the U.K. and the EU agreed upon a draft withdrawal agreement that set out the terms governing the U.K.’s departure, including, among other things, a transition period to allow for a future trade deal to be agreed upon. Because the draft withdrawal agreement was rejected by the U.K. Parliament on January 15, 2019, there is significant uncertainty about the terms and timing under which the U.K. will leave the EU. It is possible that Brexit will result in the Company’s EU operations becoming subject to materially different, and potentially conflicting, laws, regulations or tariffs, which could require costly new compliance initiatives or changes to legal entity structures or operating practices. Furthermore, in the event the U.K. leaves the EU with no agreement, there may be additional adverse impacts on immigration and trade between the U.K. and the EU or countries outside the EU.

The Company's actual operating results may differ significantly from its guidance.

From time to time, the Company releases guidance, including any guidance that it may include in the reports that it files with the SEC regarding its future performance. This guidance, which consists of forward-looking statements, is prepared by its management and is qualified by, and subject to, the assumptions and the other information included in this annual report on Form 10-K, as well as the factors described under “Management's Discussion and Analysis of Financial Condition and Results of Operation — Forward-Looking Statement Disclosure.” The Company's guidance is not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither its independent registered public accounting firm nor any other independent or outside party compiles or examines the guidance and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.

Guidance is based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and are based upon specific assumptions with respect to future business decisions, some of which will change. The principal reason that the Company releases such data is to provide a basis for its management to discuss its business outlook with analysts and investors. The Company does not accept any responsibility for any projections or reports published by any such persons.

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by the Company will not materialize or will vary significantly from actual results. Accordingly, the Company's guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from the guidance. Investors should also recognize that the reliability of any forecasted financial data diminishes the farther in the future that the data are forecast. In light of the foregoing, investors are urged to put the guidance in context and not to place undue reliance on it.

Anti-takeover provisions could make it more difficult for a third party to acquire the Company.

Certain provisions of the Company's charter documents, including provisions limiting the ability of shareholders to raise matters at a meeting of shareholders without giving advance notice, may make it more difficult for a third party to gain control of its board of directors and may have the effect of delaying or preventing changes in the Company's control or management. This could have an adverse effect on the market price of the Company's common shares. Additionally, Ohio corporate law provides that certain notice and informational filings and special shareholder meeting and voting procedures must be followed prior to consummation of a proposed control share acquisition, as defined in the Ohio Revised Code. Assuming compliance with the prescribed notice and information filings, a proposed control share acquisition may be made only if, at a special meeting of shareholders, the acquisition is approved by both a majority of its voting power represented at the meeting and a majority of the voting power remaining after excluding the combined voting power of the interested shares, as defined in the Ohio Revised Code. The application of these provisions of the Ohio Revised Code also could have the effect of delaying or preventing a change of control.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The Company's corporate office is located in North Canton, Ohio. The Company owns or leases and operates manufacturing facilities in Greensboro, North Carolina, Brazil and Germany. The Company leases software development centers in Canada and Mexico. The following are the principal locations in which the Company owns or leases and operates selling, service and administrative offices in its three segments, Eurasia Banking, Americas Banking and Retail:

Americas		EMEA			AP
Bolivia	Honduras	Algeria	Italy	Slovakia	Australia
Brazil	Jamaica	Austria	Luxembourg	South Africa	China
Canada	Mexico	Belgium	Malta	Spain	Hong Kong
Chile	Nicaragua	Czech Republic	Morocco	Sweden	India
Colombia	Panama	Denmark	Netherlands	Switzerland	Indonesia
Costa Rica	Paraguay	Finland	Nigeria	Turkey	Malaysia
Dominican Republic	Peru	France	Norway	Ukraine	Myanmar
Ecuador	Uruguay	Germany	Poland	United Arab Emirates	Philippines
El Salvador	United States	Greece	Portugal	United Kingdom	Singapore
Guatemala	Venezuela	Hungary	Romania		Taiwan
		Ireland	Russia		Thailand
Vietnam

The Company considers that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Company's business.

ITEM 3: LEGAL PROCEEDINGS
(dollars in millions)

At December 31, 2018, the Company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company's financial position or results of operations. In management's opinion, the Company's consolidated financial statements would not be materially affected by the outcome of those legal proceedings, commitments, or asserted claims.

In addition to the routine legal proceedings noted above, the Company was a party to the legal proceedings described below at December 31, 2018:

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

At December 31, 2018, the Company was a party to several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the consolidated financial statements would not be materially affected by the outcome of these indirect tax claims and/or proceedings or asserted claims.

In addition to these routine indirect tax matters, the Company was a party to the proceedings described below:

The Company has challenged multiple customs rulings in Thailand seeking to retroactively collect customs duties on previous imports of ATMs. In August 2017, the Supreme Court of Thailand ruled in the Company's favor in one of the matters, finding that Customs' attempt to collect duties for importation of ATMs is improper. The surviving matters remain at various stages of the appeals process and the Company will use the Supreme Court's decision in support of its position in those matters. Management remains confident that the Company has a valid legal position in these appeals. Accordingly, the Company does not have any amount accrued for this contingency.

At December 31, 2017, the Company had an accrual related to the Brazil indirect tax of $4.9, which related to allegations of improper importation of certain components into Brazil's free trade zone that would nullify certain indirect tax incentives. During 2018, the statute of limitations expired and the entire accrual was reversed.

A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated accrual. The Company estimated the aggregate risk at December 31, 2018 to be up to $106.1 for its material indirect tax matters, of which $27.0 relates to the Thailand customs matter disclosed above. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common shares of the Company are listed on the New York Stock Exchange with a symbol of “DBD.” The price ranges of common shares of the Company for the periods indicated below are as follows:

	2018		2017		2016
	High	Low	High	Low	High	Low
1st Quarter	$19.05	$12.90	$31.85	$24.90	$29.80	$22.84
2nd Quarter	$16.40	$11.43	$30.70	$25.50	$28.81	$23.10
3rd Quarter	$13.40	$3.55	$28.50	$17.95	$29.01	$23.95
4th Quarter	$4.90	$2.41	$23.50	$16.00	$25.90	$21.05
Full Year	$19.05	$2.41	$31.85	$16.00	$29.80	$21.05

There were 39,993 shareholders of the Company at December 31, 2018, which includes an estimated number of shareholders who had shares held in their accounts by banks, brokers, and trustees for benefit plans and the agent for the dividend reinvestment plan.

On the basis of amounts paid and declared quarterly, the annualized dividends per share were $0.10, $0.40 and $0.96 in 2018, 2017 and 2016, respectively.

Information concerning the Company’s share repurchases made during the fourth quarter of 2018 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
October	699	$3.98	—	2,426,177
November	640	$3.97	—	2,426,177
December	17,870	$3.11	—	2,426,177
Total	19,209	$3.17	—

(1)	All shares were surrendered or deemed surrendered to the Company in connection with the Company’s stock-based compensation plans.

(2)
The total number of shares repurchased as part of the publicly announced share repurchase plan was 13,450,772 as of December 31, 2018. The plan was approved by the Board of Directors in April 1997. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. The plan has no expiration date. The following table provides a summary of Board of Director approvals to repurchase the Company's outstanding common shares:

Total Number of Shares Approved for Repurchase
1997	2,000,000
2004	2,000,000
2005	6,000,000
2007	2,000,000
2011	1,876,949
2012	2,000,000
15,876,949

PERFORMANCE GRAPH

The graph below compares the cumulative five-year total return provided shareholders on Diebold Nixdorf, Inc.'s common shares relative to the cumulative total returns of the S&P 500 index, the S&P Midcap 400 index and two customized peer groups, whose individual companies are listed in footnotes 1 and 2 below. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in the Company's common shares, in each index and in each of the peer groups on December 31, 2013 and its relative performance is tracked through December 31, 2018.

The Compensation Committee of the Company's Board of Directors annually reviews and approves the selection of peer group companies, adjusting the group from time to time based on changes in the Company's industry and the Company’s operations, the current peer group and the comparability of our peer group companies.

(1)
There are fifteen companies included in the Company's 2018 peer group, which are: Alliance Data Systems Corp., Benchmark Electronics Inc., Global Payments Inc., Harris Corp., Juniper Networks Inc., Logitech International SA, Motorola Solutions Inc., NCR Corp., Netapp Inc., Pitney Bowes Inc., Sabre Corp., Total Systems Services, Unisys Corp., Western Union Co. and Zebra Technologies Corp.

(2)
The thirteen companies included in the Company's 2017 peer group are: Alliance Data Systems Corp., Benchmark Electronics Inc., Global Payments Inc., Harris Corp., Juniper Networks Inc., Logitech International SA, Motorola Solutions Inc., NCR Corp., Netapp Inc., Pitney Bowes Inc., Western Union Co., Unisys Corp. and Zebra Technologies Corp.

ITEM 6: SELECTED FINANCIAL DATA

The following table should be read in conjunction with “Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II - Item 8 - Financial Statements and Supplementary Data” of this annual report on Form 10-K.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(in millions, except per share data)
Results of operations
Net sales	$4,578.6	$4,609.3	$3,316.3	$2,419.3	$2,734.8
(Loss) income from continuing operations, net of tax	$(566.0)	$(213.9)	$(179.3)	$57.8	$104.7

Basic and diluted earnings (loss) per common share
Loss from continuing operations, net of tax	$(7.48)	$(3.20)	$(2.68)	$0.89	$1.62

Common dividends paid per share	$0.10	$0.40	$0.96	$1.15	$1.15

Consolidated balance sheet data (as of period end)
Total assets	$4,311.9	$5,222.0	$5,270.3	$2,242.4	$2,342.1
Total debt	$2,239.5	$1,853.8	$1,798.3	$638.2	$505.4
Redeemable noncontrolling interests	$130.4	$492.1	$44.1	$—	$—

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Significant Highlights

During 2018, Diebold Nixdorf:

•	Hired Gerrard Schmid to serve as president and chief executive officer.

•	Named Jeffrey Rutherford as interim senior vice president, chief financial officer, and subsequently appointed him to this role on a full-time basis.

•	Added Bruce Besanko and Ellen Costello to the Board of Directors

•
Launched the DN Now transformation program which is comprised of multiple work streams designed to relentlessly focus on our customers and improve operational excellence. This program is targeting gross annualized savings of approximately $400 through 2021.

•
Raised $650.0 through a new term loan and revised the Company’s credit facility covenants. This enhanced liquidity provides financial flexibility, facilitates acquiring the remaining shares of Diebold Nixdorf AG and supports DN Now initiatives.

•	Partnered with Mastercard® on key technology and services agreements to strengthen the Company's Connected Commerce offerings and further bridge physical and digital transactions.

•	Ranked as one of the Top 10 Technology Companies on the 2018 IDC Financial Insights FinTech Rankings.

•
Won Windows 10 ATM product upgrades with several North America financial institutions, including an agreement with a regional U.S. bank for more than 500 DN Vynamic software licenses and a new managed services agreement.

•	Enabled the first integrated, digital kiosk in the Middle East in partnership with Emirates NBD.

•	Entered an agreement with Banco Bolivariano in Ecuador to implement the DN Vynamic Mobile Banking suite.

•	Was identified as the largest manufacturer of ATMs by Retail Banking Research's report "Global ATM Market and Forecasts to 2023."

•	Secured a global frame agreement, including North America, to provide kiosks and services for one of the world's largest quick-service restaurants.

•	Signed a $70.0, multi-year services contract covering about 1,000 Marks & Spencer stores in Western Europe.

•	Secured a multiyear managed services agreement valued at $68.0 for new POS devices and related software at a leading European home improvement retailer.

OVERVIEW

Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes that appear elsewhere in this annual report on Form 10-K. For additional information regarding general information regarding the Company, its business, strategy, competitors and operations, refer to Item 1 of this annual report on Form 10-K.

Business Drivers

The business drivers of the Company's future performance include, but are not limited to:

•	Demand for services on distributed IT assets such as ATMs, POS and SCO, including managed services and professional services;

•	Timing of system upgrades and/or replacement cycles for ATMs, POS and SCO;

•	Demand for software products and professional services;

•	Demand for security products and services for the financial, retail and commercial sectors;

•	Demand for innovative technology in connection with the Company's Connected Commerce strategy;

•	Integration of sales force, business processes, procurement, and internal IT systems; and

•	Realization of cost reductions, which leverage the Company's global scale, reduce overlap and improve operating efficiencies.

The following discussion should be read in conjunction with the consolidated financial statements and the accompanying notes that appear elsewhere in this annual report on Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

RESULTS OF OPERATIONS

2018 comparison with 2017

Net Sales

The following table represents information regarding our net sales for the years ended December 31:

					Percent of Total Net Sales for the Year Ended
	2018	2017	% Change	% Change in CC (1)	2018	2017
Segments
Eurasia Banking
Services	$1,111.8	$1,133.1	(1.9)	(4.0)	24.3	24.6
Products	688.4	770.3	(10.6)	(12.5)	15.0	16.7
Total Eurasia Banking	$1,800.2	$1,903.4	(5.4)	(7.4)	39.3	41.3

Americas Banking
Services	$1,025.8	$1,043.9	(1.7)	(0.7)	22.4	22.6
Products	489.9	481.7	1.7	3.7	10.7	10.5
Total Americas Banking	$1,515.7	$1,525.6	(0.6)	0.7	33.1	33.1

Retail
Services	$651.9	$608.3	7.2	4.7	14.3	13.2
Products	610.8	572.0	6.8	3.1	13.3	12.4
Total Retail	$1,262.7	$1,180.3	7.0	3.9	27.6	25.6

Total net sales	$4,578.6	$4,609.3	(0.7)	(1.8)	100.0	100.0
(1) The Company calculates constant currency by translating the prior-year period results at the current year exchange rate.

Net sales decreased $30.7 or 0.7 percent including a net favorable currency impact of $55.4 primarily related to the euro, partially offset by the Brazil real. Additionally, prior year net sales were adversely impacted $30.4 related to deferred revenue purchase accounting adjustments (Deferred Revenue Adjustments). The following results include the impact of foreign currency and purchase accounting adjustments:

Segments

•
Eurasia Banking net sales decreased $103.2, including a net favorable currency impact of $41.3, mainly related to the euro. Prior year net sales were adversely impacted $18.3, including a net unfavorable currency impact of $1.4, related to Deferred Revenue Adjustments. Excluding currency and Deferred Revenue Adjustments, net sales decreased $164.2 due to lower product volume related to fewer product deployments and projects, particularly in Thailand, Turkey, Indonesia, the Middle East and Australia. In addition, services in India decreased as a result of a low-margin maintenance contract roll off. Net sales declined from the Company’s strategic decision to reduce its product and services portfolio in India and China as market conditions became less favorable. These decreases were partially offset by increased unit replacements in Germany related to Windows 10 migrations.

•
Americas Banking net sales decreased $9.9, including a net unfavorable currency impact of $20.6 related to the Brazil real. Excluding currency, net sales increased $10.7 from higher software license volume in Brazil, professional services volume in North America and higher product volume, particularly in Mexico, Canada and Ecuador. These increases were partially offset by lower product volume in the U.S. as well as low-profit maintenance contract base roll offs of two customers in North America and $4.1 of lower electronic security revenue in Chile due to the business divestiture in September 2017.

•
Retail net sales increased $82.4, including a net favorable currency impact of $34.7 mainly related to the euro. Prior year net sales were adversely impacted $12.1, including a net unfavorable currency impact of $1.0, related to Deferred Revenue Adjustments. Excluding currency and Deferred Revenue Adjustments, net sales increased $34.6 due to a large North

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

America kiosk project as well as higher POS activity in Central Eastern Europe, the U.K, France and Spain. These increases were partially offset by lower product volume from the Eurasia non-core businesses and large prior year non-recurring POS and kiosk activity in Germany for multiple customers as well as lower lottery equipment volume in Brazil.

Gross Profit

The following table represents information regarding our gross profit for the years ended December 31:

	2018	2017	$ Change	% Change
Gross profit - services	$625.2	$675.2	$(50.0)	(7.4)
Gross profit - products	265.7	324.6	(58.9)	(18.1)
Total gross profit	$890.9	$999.8	$(108.9)	(10.9)

Gross margin - services	22.4%	24.2%
Gross margin - products	14.9%	17.8%
Total gross margin	19.5%	21.7%

Services gross margin decreased 1.8 percent including higher non routine charges of $10.9 primarily related to a spare parts inventory provision of $24.5 and other charges of $1.6 while the prior year was adversely impacted by Deferred Revenue Adjustments of $15.2. Restructuring was $9.5 lower compared to the prior year. Excluding non-routine and restructuring expenses, services gross margin decreased 1.6 percent due in part to higher retail services cost in the Eurasia non-core businesses and higher one-time banking services cost in Brazil in the second quarter of 2018. Additionally, an unfavorable customer mix on professional services volume in Eurasia drove lower margin in the retail segment as well as an unfavorable service customer mix in the Eurasia banking segment and higher services cost in China and Indonesia. These decreases were partially offset by a large, low-margin maintenance contract roll off in India.

Product gross margin decreased 2.9 percent, including slightly lower non routine charges of $0.8, primarily from reduced Purchase Accounting Adjustments of $36.4, related to amortization and prior-year Deferred Revenue Adjustments and a benefit from the Brazil indirect tax accrual reversal of $9.0, in addition to lower integration of $0.6 and legal and consulting expense of $0.6, partially offset by higher inventory provision charges of $45.8. Restructuring expense increased $8.9 compared to the prior year. Excluding non-routine and restructuring expenses, product gross margin decreased 2.2 percent, primarily from an unfavorable banking customer mix in the Americas as well as expedited freight cost from supply chain delays in the first half of 2018. Additionally, the retail segment was impacted by an unfavorable customer mix in Brazil, related to license volume, and increased cost and unfavorable customer mix in Eurasia. These decreases were partially offset by increased gross margin in the Eurasia banking segment primarily from a favorable customer mix in various countries, particularly in Germany, Thailand and the Middle East.

Operating Expenses

The following table represents information regarding our operating expenses for the years ended December 31:

	2018	2017	$ Change	% Change
Selling and administrative expense	$885.6	$933.7	$(48.1)	(5.2)
Research, development and engineering expense	157.4	155.5	1.9	1.2
Impairment of assets	217.5	3.1	214.4	N/M
(Gain) loss on sale of assets, net	(6.7)	1.0	(7.7)	N/M
Total operating expenses	$1,253.8	$1,093.3	$160.5	14.7

Selling and administrative expense in 2018 decreased $48.1 including lower non-routine charges of $22.0 and higher restructuring of $12.1. Excluding the impact of restructuring and non-routine charges and a net unfavorable currency impact of $9.6, due primarily to the euro, selling and administrative expense was lower by $47.8, mostly from cost reduction initiatives across the Company related to DN Now as well as an increased benefit from the mark-to-market adjustment of the legacy Wincor Nixdorf stock option program of $3.4, partially offset by the retail segment from increased investment in the new North America retail sales organization.

Non-routine cost in selling and administrative expenses were $153.4 and $175.4 in 2018 and 2017, respectively. The components of the non-routine expenses in 2018 pertained to purchase accounting adjustments of $89.1 related to intangible asset amortization, integration cost totaling $43.4, legal and consulting cost of $18.3 and executive severance of $2.7. Selling and administrative

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

expense included restructuring charges of $33.4 and $21.3 in 2018 and 2017, respectively, primarily due to the workforce alignment actions under the DN Now plan.

Research, development and engineering expense in 2018 increased $1.9 due to higher restructuring cost of $4.1 and an unfavorable currency impact of $4.4, primarily related to the euro, partially offset by lower non-routine expense of $0.3. Excluding restructuring and the impact of currency, expense was down $6.3 mostly from DN Now initiatives and lower associate related expense.

As a result of certain impairment triggering events, the Company performed an impairment test of goodwill for its four reporting units during the third quarter of 2018. Based on the results of the impairment testing, the Company recorded a non-cash goodwill impairment loss of $134.4 related to the Eurasia Banking, EMEA Retail and Rest of World Retail reporting units during 2018. During the second quarter of 2018, the Company performed an impairment test of goodwill for all of its LoB reporting units due to the change in its reportable operating segments which resulted in a $83.1 non-cash impairment loss. The year ended December 31, 2018 recorded impairment of $217.5, related to the impairment of goodwill in the second and third quarters, compared to $3.1 in the same prior year period related to information technology transformation and integration activities.

The gain on sale of assets in 2018 was primarily related to a gain on sale of buildings in North America of $4.8, the liquidation of the Barbados operating entity of $3.3 and a gain related to a sale of a maintenance contract in Brazil and a certain China investment. This gain on sale of assets was partially offset by the loss pertaining to a settlement of certain matters related to an Americas divestiture in the second quarter of 2018.

Operating Profit (Loss)

The following table represents information regarding our operating profit (loss) for the years ended December 31:

	2018	2017	$ Change	% Change
Operating loss	$(362.9)	$(93.5)	$(269.4)	288.1
Operating margin	(7.9)%	(2.0)%

The operating loss increased, compared to the prior year, mostly due to higher non-routine expense, including the non-cash goodwill impairment, and incremental restructuring expense. Excluding non-routine and restructuring expense, operating loss increased $57.9 from lower gross profit in the retail and Americas banking segments, partially offset by higher gross profit in the Eurasia banking segment as well as favorable selling and administrative expense attributable to DN Now initiatives.

Other Income (Expense)

The following table represents information regarding our other income (expense) for the years ended December 31:

	2018	2017	$ Change	% Change
Interest income	$8.7	$20.3	$(11.6)	(57.1)
Interest expense	(154.9)	(117.3)	(37.6)	32.1
Foreign exchange loss, net	(2.5)	(3.9)	1.4	35.9
Miscellaneous, net	(4.0)	2.5	(6.5)	N/M
Other income (expense)	$(152.7)	$(98.4)	$(54.3)	55.2

Interest income in 2018 decreased, primarily as a result of overall lower average balances as well as lower U.S. market returns on nonqualified plans and repatriation of cash in Brazil and EMEA. Interest expense was higher compared to the prior year due to higher domestic interest rates and the additional $650.0 of Term Loan A-1 Facility debt with higher incremental interest rates and related fee amortization. Miscellaneous, net in 2018 was unfavorably impacted by higher cost and lower benefits associated with the company owned life insurance.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Income (Loss) from Continuing Operations, net of tax

The following table represents information regarding our net income from continuing operations, net of tax for the years ended December 31:

	2018	2017	$ Change	% Change
Net loss	$(566.0)	$(213.9)	$(352.1)	N/M
Percent of net sales	(12.4)%	(4.6)%
Effective tax rate	7.2%	14.7%

The loss before taxes and net loss increased primarily due to the reasons described above. Net loss was also impacted by the change in the income tax expense.

The effective tax rate for 2018 was 7.2 percent and is primarily due to a goodwill impairment charge, the U.S. Tax Cuts and Jobs Act (the Tax Act), valuation allowances on certain foreign and state jurisdictions, foreign tax credits and the higher interest expense burden resulting from the debt restructuring. More specifically, the expense on the loss reflects the reduction of the U.S. federal corporate income tax rate from 35 percent to 21 percent, refinement of the transition tax under U.S. SEC's Staff Accounting Bulletin (SAB) 118, a goodwill impairment charge, which for tax purposes is primarily nondeductible and the business interest deduction limitation. As a result of the Company’s debt restructuring activity during the year, a full valuation allowance was required on the current year nondeductible business interest expense. In addition, the overall effective tax rate is impacted by the jurisdictional income (loss) and varying respective statutory rates.

The effective tax rate for 2017 was 14.7 percent on the overall loss from continuing operations. The U.S. enacted the Tax Act, which was signed into law on December 22, 2017. The Tax Act changed many aspects of U.S. corporate income taxation and included a reduction of the corporate income tax rate from 35 percent to 21 percent, implementation of a territorial tax system and imposition of a tax on deemed repatriated earnings of foreign subsidiaries. The resulting impact to the Company was an estimated $45.1 reduction to deferred income taxes for the income tax rate change and an estimated one-time non-cash charge of $36.6 related to deferred foreign earnings.

Due to the complexities involved in accounting for the recently enacted Tax Act, the SAB 118 requires that the Company include in its financial statements the reasonable estimate of the impact of the Tax Act on earnings to the extent such reasonable estimate has been determined. The Company recorded a reasonable estimate of such effects, the net one-time charge related to the Tax Act may differ, possibly materially, due to, among other things, further refinement of its calculations, changes in interpretations and assumptions, additional guidance that may be issued by the U.S. Government, and actions and related accounting policy decisions the Company may take as a result of the Tax Act. The Company completed its analysis over a one-year measurement period ending December 31, 2018 and any adjustments during this measurement period were included in net loss from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined.

Segment Net Sales and Operating Profit Summary

The following tables represent information regarding the Company's net sales and operating profit by reporting segment:

Eurasia Banking:	2018	2017	$ Change	% Change
Net sales	$1,800.2	$1,903.4	$(103.2)	(5.4)
Segment operating profit	$147.1	$126.8	$20.3	16.0
Segment operating profit margin	8.2%	6.7%

Eurasia Banking net sales decreased $103.2, including a net favorable currency impact of $41.3 mainly related to the euro. Prior year net sales were adversely impacted $18.3, including a net unfavorable currency impact of $1.4, related to Deferred Revenue Adjustments. Excluding currency and Deferred Revenue Adjustments, net sales decreased $164.2 due to lower product volume related to fewer product deployments and projects, particularly in Thailand, Turkey, Indonesia, the Middle East and Australia. In addition, services in India decreased as a result of a low-margin maintenance contract roll off. In addition, net sales declined from the Company’s strategic decision to reduce its product and services portfolio in India and China as market conditions became less favorable. These decreases were partially offset by increased unit replacements in Germany related to Windows 10 migrations.

Segment operating profit increased $20.3, compared to the prior year, including a net favorable currency impact of $3.6. Excluding the impact of currency, operating profit increased $16.7 mostly from lower operating expenses tied to the DN Now plan and increased product gross profit related to higher margin pull through on a favorable customer mix, particularly in Germany, Thailand

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

and the Middle East. These increases were partially offset by lower services revenue and associated profit in various Asia Pacific countries as well as higher services cost in China and Indonesia in addition to lower margin pull through on software revenue attributable to an unfavorable customer mix and higher cost in various countries.

Segment operating profit margin increased in 2018, primarily as a result of lower operating expense related to the DN Now plan, as well as higher product gross profit, partially offset by lower services and software gross profit.

Americas Banking:	2018	2017	$ Change	% Change
Net sales	$1,515.7	$1,525.6	$(9.9)	(0.6)
Segment operating profit	$27.6	$68.1	$(40.5)	(59.5)
Segment operating profit margin	1.8%	4.5%

Americas Banking net sales decreased $9.9 including a net unfavorable currency impact of $20.6 related to the Brazil real. Excluding currency, net sales increased $10.7 from higher software license volume in Brazil, professional services volume in North America and higher product volume, particularly in Mexico, Canada and Ecuador. These increases were partially offset by lower product volume in the U.S. as well as low-profit maintenance contract base roll offs of two customers in North America and $4.1 lower electronic security revenue in Chile due to the business divestiture in September 2017.

Segment operating profit decreased $40.5, compared to the prior year including a net favorable currency impact of $0.4. Excluding the impact of currency, operating profit decreased $40.9, adversely impacted by one-time services cost in Brazil from the second quarter of 2018. Additionally, product gross profit decreased mostly from higher freight cost, primarily related to supply chain delays in the first half of 2018 in North America and Mexico as well as an unfavorable customer mix in Mexico. Partially offsetting these decreases, selling and administrative expense was lower from cost reduction initiatives related to the DN Now plan and the Company’s annual incentive program as well as higher software gross profit from increased professional services activity in North America.

Segment operating profit margin decreased in 2018, primarily as a result of higher freight and one time services cost in the first three quarters of 2018, partially offset by lower selling and administrative expense.

Retail:	2018	2017	$ Change	% Change
Net sales	$1,262.7	$1,180.3	$82.4	7.0
Segment operating profit	$50.3	$87.9	$(37.6)	(42.8)
Segment operating profit margin	4.0%	7.4%

Retail net sales increased $82.4, including a net favorable currency impact of $34.7 mainly related to the euro. Prior year net sales were adversely impacted $12.1, including a net unfavorable currency impact of $1.0, related to Deferred Revenue Adjustments. Excluding currency and Deferred Revenue Adjustments, net sales increased $34.6 due to a large North America kiosk project as well as higher POS activity in Central Eastern Europe, the U.K, France and Spain. These increases were partially offset by lower product volume from the Eurasia non-core businesses and large prior year non-recurring POS and kiosk activity in Germany for multiple customers as well as lower lottery equipment volume in Brazil.

Segment operating profit decreased $37.6 compared to the prior-year including a $2.6 net favorable currency impact. Excluding currency, Retail operating profit decreased $40.2 primarily due to the under performance from the Eurasia non-core businesses in addition to low-margin service and product revenue unfavorably impacting gross profit in various countries in Eurasia. The current year was also unfavorably impacted by higher selling and administrative expense from developing the North America retail sales organization.

Segment operating profit margin decreased in 2018, primarily as a result of the under performance of the non-core businesses and an unfavorable customer mix driving lower gross margin on higher revenue in addition to increased operating expense.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

2017 comparison with 2016

Net Sales

The following table represents information regarding our net sales for the years ended December 31:

					Percent of Total Net Sales for the Year Ended
	2017	2016	% Change	% Change in CC (1)	2017	2016
Segments
Eurasia Banking
Services	$1,133.1	$637.3	77.8	71.3	24.6	19.2
Products	770.3	595.3	29.4	25.8	16.7	18.0
Total Eurasia Banking	$1,903.4	$1,232.6	54.4	49.5	41.3	37.2

Americas Banking
Services	$1,043.9	$1,068.1	(2.3)	(3.2)	22.6	32.2
Products	481.7	499.2	(3.5)	(4.5)	10.5	15.0
Total Americas Banking	$1,525.6	$1,567.3	(2.7)	(3.6)	33.1	47.2

Retail
Services	$608.3	$202.6	200.2	181.2	13.2	6.1
Products	572.0	313.8	82.3	72.4	12.4	9.5
Total Retail	$1,180.3	$516.4	128.6	115.3	25.6	15.6

Total net sales	$4,609.3	$3,316.3	39.0	35.4	100.0	100.0
(1) The Company calculates constant currency by translating the prior-year period results at the current year exchange rate.

Net sales increased $1,293.0 or 39.0 percent, including incremental net sales from the Acquisition of $1,517.7 and a net favorable currency impact of $88.3 primarily related to the euro and the Brazil real. 2017 net sales were adversely impacted $30.4 related to Deferred Revenue Adjustments, which was an increase of $14.2 compared to the prior year. The amounts attributable to the Acquisition are impacted by the alignment and integration of customer portfolios, solution offerings and operations between the legacy companies, which may result in unfavorable comparisons to prior year. The following results include the impact of foreign currency and purchase accounting adjustments:

Segments

•
Eurasia Banking net sales increased $670.8, which included incremental net sales from the Acquisition of $756.7, a net favorable currency impact of $40.9 mainly related to the euro and higher Deferred Revenue Adjustments of $8.5. Excluding the impact of the Acquisition, currency and Deferred Revenue Adjustments, net sales decreased $118.3 due mostly to lower banking product project activity in EMEA as well as unfavorable structural changes in the Asia Pacific market, partially offset by higher managed services net sales in Asia Pacific.

•
Americas Banking net sales decreased $41.7, which included incremental net sales from the Acquisition of $79.7 and a net favorable currency impact of $15.7 mostly related to the Brazil real. Excluding the impact of the Acquisition, currency and Deferred Revenue Adjustments, net sales decreased $137.1 mostly attributable to decreased product volumes, primarily in Mexico, North America and Brazil, as well as the run-off of multi-vendor service contracts in North America.

•
Retail net sales increased $663.9, which included incremental net sales from the Acquisition of $681.3, a net favorable currency impact of $31.7 mainly related to the Brazil real and higher Deferred Revenue Adjustments of $5.7. Excluding the impact of the Acquisition, currency and Deferred Revenue Adjustments, net sales decreased $43.4, mostly from lower voting machine volume in Brazil, partially offset by increased services and software revenue in EMEA and higher product volume and the associated services in Asia Pacific.

A more detailed discussion of segment net sales is included under "Segment Net Sales and Operating Profit Summary" below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Gross Profit

The following table represents information regarding our gross profit for the years ended December 31:

	2017	2016	$ Change	% Change
Gross profit - services	$675.2	$526.9	$148.3	28.1
Gross profit - products	324.6	184.8	139.8	75.6
Total gross profit	$999.8	$711.7	$288.1	40.5

Gross margin - services	24.2%	27.6%
Gross margin - products	17.8%	13.1%
Total gross margin	21.7%	21.5%

Services gross margin decreased 3.4 percent due in part to the impact of the Acquisition, which utilizes a third-party labor model to support its services revenue stream, resulting in a dilutive effect on margins. Services gross margin was adversely impacted by higher non-routine cost of $10.8 primarily related to purchase accounting adjustments associated with the Acquisition and higher restructuring charges of $8.9. Additionally, gross margin was also impacted by lower contract maintenance revenue in Americas combined with increased labor costs and investments. The labor investments are a result of higher turnover rates of technicians and the associated training to support additional product lines.

Product gross margin increased 4.7 percent mostly as a result of lower non-routine cost of $27.8 related to higher purchase accounting adjustments to record inventory acquired in the Acquisition at fair value in the prior year. Additionally, the incremental gross profit associated with the Acquisition includes higher margin business across both banking and retail solutions. This increase was partially offset by higher restructuring of $5.2.

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

The selling and administrative expense in 2017 increased $172.5 inclusive of incremental expenses from the Acquisition of $272.4 and a net unfavorable currency impact of $17.9. Excluding the impact of currency and the Acquisition, selling and administrative expense decreased $117.8 from the overall cost reductions tied to DN2020 as well as lower non-routine and restructuring costs and lower incentive compensation expense related to the Company's annual incentive plans.

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

Research, development and engineering expense increased $45.3 due to incremental expense associated with the Acquisition of $62.7. Excluding the incremental impact of the Acquisition, expense was favorably impacted by the benefits of streamlining the cost structure as part of the Company's integration activities. Research, development and engineering expense included restructuring reversals of $1.1 in 2017 compared to $5.1 of restructuring costs in 2016.

In 2017, the Company recorded impairments totaling $3.1 related to IT transformation and integration activities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2018
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

Operating Profit (Loss)

The following table represents information regarding our operating profit (loss) for the years ended December 31:

	2017	2016	$ Change	% Change
Operating loss	$(93.5)	$(169.8)	$76.3	(44.9)
Operating margin	(2.0)%	(5.1)%

The operating loss decreased in 2017 compared to 2016 primarily due to higher gross margin that more than offset an increase in operating expense, which included amortization of acquired intangible assets, restructuring and non-routine costs related to acquisitions and divestitures.

Other Income (Expense)

The following table represents information regarding our other income (expense) for the years ended December 31:

	2017	2016	$ Change	% Change
Interest income	$20.3	$21.5	$(1.2)	(5.6)
Interest expense	(117.3)	(101.4)	(15.9)	15.7
Foreign exchange loss, net	(3.9)	(2.1)	(1.8)	(85.7)
Miscellaneous, net	2.5	3.1	(0.6)	(19.4)
Other income (expense)	$(98.4)	$(78.9)	$(19.5)	24.7

The decrease in interest income in 2017 compared with 2016 was a result of lower interest income of the Company's marketable securities, which were primarily held for cash management in Brazil. Interest expense was higher in 2017 associated with the financing required for the Acquisition, offset by improved interest rates from the Company's repricing certain of its debt in May 2017. Foreign exchange loss, net in 2017 was unfavorable as a result of the incremental impact of the Acquisition. Miscellaneous, net in 2016 included a mark-to-market net gain of $9.2 associated with the Company's foreign currency option contracts entered and foreign currency forward contract and $6.3 in financing fees related to the Company’s bridge financing required for the Acquisition.

Income (Loss) from Continuing Operations, Net of Tax

The following table represents information regarding our income (loss) from continuing operations, net of tax, for the years ended December 31:

	2017	2016	$ Change	% Change
Loss from continuing operations, net of tax	$(213.9)	$(179.3)	$(34.6)	19.3
Percent of net sales	(4.6)%	(5.4)%
Effective tax rate (benefit)	14.7%	(27.7)%

Loss from continuing operations, net of tax was $213.9. This was primarily due to the reasons described above and the change in income tax (benefit) expense.

The effective tax rate for 2017 was 14.7 percent on the overall loss from continuing operations. The Tax Act changed many aspects of U.S. corporate income taxation and included a reduction of the corporate income tax rate from 35 percent to 21 percent, implementation of a territorial tax system and imposition of a tax on deemed repatriated earnings of foreign subsidiaries. The resulting impact to the Company is an estimated $45.1 reduction to deferred income taxes for the income tax rate change and an estimated one-time, non-cash charge of $36.6 related to deferred foreign earnings.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

The effective tax rate benefit for 2016 of 27.7 percent on the overall loss from continued operations. The benefit on the overall loss was negatively impacted by the Acquisition including a valuation allowance for certain post-acquisition losses and non-deductible acquisition related expenses. The overall effective tax rate was decreased further by the jurisdictional income (loss) and varying respective statutory rates within the acquired entities.

Equity in (loss) earnings of unconsolidated subsidiaries, net consisted primarily of income from the Aisino and Inspur strategic alliances in China.

Income from Discontinued Operations, Net of Tax

The closing of the NA ES divestiture occurred on February 1, 2016 and the Company recorded a gain (loss) on sale, net of tax, of $145.0 in 2016. Additionally, the income from discontinued operations, net of tax includes a net loss of $1.3 as a result of the operations included through February 1, 2016.

Segment Revenue and Operating Profit Summary

The following tables represent information regarding our revenue and operating profit by reporting segment for the years ended December 31:

Eurasia Banking:	2017	2016	$ Change	% Change
Net sales	$1,903.4	$1,232.6	$670.8	54.4
Segment operating profit	$126.8	$88.2	$38.6	43.8
Segment operating profit margin	6.7%	7.2%

Eurasia Banking net sales increased $670.8, which included incremental net sales from the Acquisition of $756.7, a net favorable currency impact of $40.9 mainly related to the euro and higher Deferred Revenue Adjustments of $8.5. Excluding the impact of the Acquisition, currency and Deferred Revenue Adjustments, net sales decreased $118.3 due mostly to lower banking product project activity in EMEA as well as unfavorable structural changes in the Asia Pacific market, partially offset by higher managed services net sales in Asia Pacific.

Segment operating profit increased $38.6 including an incremental impact from the Acquisition of $98.7 in 2017. Excluding the incremental portion from the Acquisition, operating profit decreased $60.1 in 2017 mostly from lower product gross profit driven by declined project activity as well as unfavorable structural changes in the Asia Pacific market and higher operating expense. The unfavorable product gross profit and operating expense was partially offset by higher software and services gross profit.

Segment operating profit margin decreased due in part to the impact of the Acquisition, which utilizes a higher third-party labor model to support its service and software revenue stream, resulting in a dilutive effect on margins in 2017.

Americas Banking:	2017	2016	$ Change	% Change
Net sales	$1,525.6	$1,567.3	$(41.7)	(2.7)
Segment operating profit	$68.1	$101.8	$(33.7)	(33.1)
Segment operating profit margin	4.5%	6.5%

Americas Banking net sales decreased $41.7, which included incremental net sales from the Acquisition of $79.7 and a net favorable currency impact of $15.7 mostly related to the Brazil real. Excluding the impact of the Acquisition, currency and Deferred Revenue Adjustments, net sales decreased $137.1 mostly attributable to decreased product volumes, primarily in Mexico, North America and Brazil, as well as the run-off of multi-vendor service contracts in North America.

Segment operating profit decreased $33.7 in 2017. The incremental portion from the Acquisition accounted for $23.6 in segment operating profit in 2017. Excluding the incremental portion from the Acquisition, operating profit decreased $57.3 mostly from lower services gross profit as a result of contract maintenance revenue declines combined with increased labor investments in addition to decreased product installation volume. The labor investments are a result of higher turnover rates of technicians and the associated training to support additional product lines partially offset by lower operating expenses from cost saving initiatives

Segment operating profit margin decreased due to higher services cost, partially offset by the positive impact of the Acquisition.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Retail:	2017	2016	$ Change	% Change
Net sales	$1,180.3	$516.4	$663.9	128.6
Segment operating profit	$87.9	$34.0	$53.9	158.5
Segment operating profit margin	7.4%	6.6%

Retail net sales increased $663.9, which included incremental net sales from the Acquisition of $681.3, a net favorable currency impact of $31.7 mainly related to the Brazil real and higher Deferred Revenue Adjustments of $5.7. Excluding the impact of the Acquisition, currency and Deferred Revenue Adjustments, net sales decreased $43.4, mostly from lower voting machine volume in Brazil, partially offset by increased services and software revenue in EMEA and higher product volume and the associated services in Asia Pacific.

Segment operating profit increased $53.9 in 2017. The incremental portion from the Acquisition accounted for $55.7 in segment operating profit in 2017. Excluding the incremental portion from the Acquisition, operating profit decreased $1.8 due to slightly higher operating expenses, partially offset by higher services gross profit from the Eurasia non-core business.

Segment operating profit margin increased due primarily to the positive impact of the Acquisition in 2016.

Refer to note 20 for further details of segment revenue and operating profit.

LIQUIDITY AND CAPITAL RESOURCES

Capital resources are obtained from income retained in the business, borrowings under the Company’s senior notes, committed and uncommitted credit facilities and operating and capital leasing arrangements. Management expects that the Company’s capital resources will be sufficient to finance planned working capital needs, R&D activities, investments in facilities or equipment, pension contributions, the payment of guaranteed dividends and any repurchases of the Company’s common shares for at least the next 12 months. The Company had $105.3 and $8.0 of restricted cash at December 31, 2018 and 2017, respectively, primarily related to the acquisition of the remaining shares in Diebold Nixdorf AG. At December 31, 2018, $386.6 or 94.8 percent of the Company’s cash and cash equivalents and short-term investments reside in international tax jurisdictions. Repatriation of certain international held funds could be negatively impacted by potential payments for certain foreign taxes. The Company has earnings in certain jurisdictions available for repatriation of $1,364.3 with no additional tax expense primarily as a result of the Tax Act. The Company has made acquisitions in the past and may make acquisitions in the future. Part of the Company's strategy is to optimize the business portfolio through divestitures and complementary acquisitions. The Company intends to finance any future acquisitions with cash and short-term investments, cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares.

The Company's total cash and cash availability as of December 31, 2018 and 2017 was as follows:

	2018	2017
Cash and cash equivalents (excluding restricted cash)	$353.1	$535.2
Additional cash availability from:
Uncommitted lines of credit	28.0	216.9
Revolving facility	347.5	445.0
Short-term investments	33.5	81.4
Total cash and cash availability	$762.1	$1,278.5

The following table summarizes the results of our consolidated statement of cash flows for the years ended December 31:

Net cash flow provided by (used in)	2018	2017	2016
Operating activities - continuing operations	$(104.1)	$37.1	$39.3
Investing activities - continuing operations	34.4	(120.8)	(923.3)
Financing activities - continuing operations	10.9	(63.7)	881.3
Discontinued operations, net	—	—	351.3
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(18.7)	37.9	(8.0)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(77.5)	$(109.5)	$340.6

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

During 2018, cash, cash equivalents and restricted cash decreased $77.5 primarily due to operating activities as well as payments of $47.2, $62.1, $129.6 and $64.9 for integration initiatives, restructuring programs, interest on debt and income taxes, respectively. These uses were offset by the cash provided by financing and investing activities related to the proceeds received from the Term A-1 Loan Facility and proceeds from the monetization of the company owned life insurance plans.

Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impact reported cash flows. Net cash used by operating activities was $104.1 for the year ended December 31, 2018, a decrease of $141.2 from $37.1 cash provided for the year ended December 31, 2017. The overall decrease was primarily due to deferred revenue and finance receivables combined with an increased operating loss primarily from integration initiatives and restructuring programs. These decreases were partially offset by lower working capital balances. Additional detail is included below:

•
Cash flows from continuing operating activities during the year ended December 31, 2018 compared to the year ended December 31, 2017 were impacted by a $352.1 increase in loss from continuing operations, net of tax. Refer to Results of Operations discussed above for further discussion of the Company's loss from continuing operations, net of tax.

•
The net aggregate of trade accounts receivable, inventories and accounts payable provided $11.4 and $39.4 in operating cash flows during the year ended December 31, 2018 and 2017, respectively. The decrease is primarily a result of increased cash utilization by accounts payable as a result of critical supplier payments that were made in the current year caused by reduced terms and vendor collection efforts in the second half of the year. Inventory cash use increased compared to the prior year due to increased build up of inventory to satisfy various customer demand. Partially offsetting the changes in inventory and accounts payable, the increase in cash provided by trade receivables was primarily related to higher cash collected in connection with the Company's DN Now working capital management initiative.

•
Deferred revenue used $42.4 of operating cash during the year ended December 31, 2018, compared to a $26.0 provide in the year ended December 31, 2017. The decrease in cash flow associated with deferred revenue is related to lower customer prepayments primarily in the Americas compared to the prior year as certain customers switched from a yearly prepayment to quarterly or monthly installments.

•
The aggregate of income taxes and deferred income taxes used $61.3 of operating cash during the year ended December 31, 2018, compared to $22.1 used in 2017. Refer to note 4 for additional discussion on income taxes.

•
In the aggregate, the other combined certain assets and liabilities used $23.5 and $89.2 in 2018 and 2017, respectively. The decreased use of $65.7 in 2018 primarily due to lower payments related to restructuring and integration and the timing of payments related to VAT and deferred costs. These decreases were partially offset by non-cash changes in accruals for cash compensation plans and insurance.

The most significant changes in adjustments to net income include the goodwill impairment and non-routine inventory charge. The goodwill impairment of $217.5 in 2018 compared to $3.1 asset impairment in 2017. The inventory charge of $74.5 in 2018 relates to the Company's focus on streamlining its product portfolio and harvesting inventory resulting in the increased non-cash inventory charge. Other significant items include depreciation and amortization expense and additional share-based compensation expense.

Investing Activities. Net cash provided by investing activities was $34.4 for the year ended December 31, 2018 compared to net cash used in investing activities of $120.8 for the year ended December 31, 2017. The $155.2 change was primarily due to the monetization of the Company's investment in the company owned life insurance plans, utilization of short-term investments in Brazil for cash needs across the organization and a decrease in cash spent on capital expenditures. The maturities and purchases of investments primarily related to short-term investment activity in Brazil and for 2017 also include the Company's investment in Kony. The proceeds from the sale of assets primarily include cash from the sale of a building in North America for 2018 and divestitures of the legacy Diebold business in the U.K. and the ES businesses located in Mexico and Chile in 2017.

The Company anticipates capital expenditures of approximately $80 in 2019 to be utilized for improvements to the Company's product line. Currently, the Company finances these investments primarily with funds provided by income retained in the business, borrowings under the Company's committed and uncommitted credit facilities, and operating and capital leasing arrangements.

Financing Activities. Net cash provided by financing activities was $10.9 for the year ended December 31, 2018 compared to net cash used by financing activities of $63.7 for the year ended 2017, a change of $74.6. The increase was primarily due to an additional $650.0 in proceeds received from the Term Loan A-1 Facility and an increase in net borrowings of the Revolving Facility. The increase in borrowings were partially offset by $337.7 in debt repayments and higher cash distributions primarily related to the redemption of shares and cash compensation to Diebold Nixdorf AG minority shareholders of $377.2 compared to $17.6 in 2017. Refer to note 11 for details of the Company's cash flows related to debt borrowings and repayments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Benefit Plans. The Company plans to make contributions to its retirement plans as well as benefits payments directly from the Company of approximately $50 for the year ended December 31, 2019. The Company anticipates reimbursement of approximately $13 for certain benefits paid from its trustee in 2019. Beyond 2019, minimum statutory funding requirements for the Company's U.S. pension plans may become more significant. The actual amounts required to be contributed are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory actions related to pension funding obligations. The Company has adopted a pension investment policy designed to achieve an adequate funded status based on expected benefit payouts and to establish an asset allocation that will meet or exceed the return assumption while maintaining a prudent level of risk. The plan's target asset allocation adjusts based on the plan's funded status. As the funded status improves or declines, the debt security target allocation will increase and decrease, respectively. Management monitors assumptions used for our actuarial projections as well as any funding requirements for the plans.

Payments due under the Company's other post-retirement benefit plans are not required to be funded in advance. Payments are made as medical costs are incurred by covered retirees and are principally dependent upon the future cost of retiree medical benefits under these plans. The Company expects the other post-retirement benefit plan payments to be approximately $1 in 2019. Refer to note 15 for further discussion of the Company's pension and other post-retirement benefit plans.

Dividends. The Company paid dividends of $7.7, $30.6 and $64.6 in the years ended December 31, 2018, 2017 and 2016, respectively. Annualized dividends per share were $0.10, $0.40 and $0.96 for the years ended December 31, 2018, 2017 and 2016, respectively. In May 2018, the Company announced its decision to reallocate future dividend funds towards debt reduction and other capital resource needs.

Contractual Obligations. The following table summarizes the Company’s approximate obligations and commitments to make future payments under contractual obligations as of December 31, 2018:

		Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short-term uncommitted lines of credit (1)	$20.9	$20.9	$—	$—	$—
Long-term debt	2,293.5	28.6	464.7	1,400.2	400.0
Interest on debt (2)	1,002.5	175.3	396.9	369.2	61.1
Diebold Nixdorf AG minority shareholders cash compensation	3.4	3.4	—	—	—
Redeemable noncontrolling interest of DN AG minority shareholders (3)	99.1	99.1	—	—	—
Minimum operating lease obligations	223.8	81.4	93.5	40.3	8.6
Purchase commitments	8.9	5.3	3.6	—	—
Total	$3,652.1	$414.0	$958.7	$1,809.7	$469.7

(1)	The amount available under the short-term uncommitted lines at December 31, 2018 was $28.0. Refer to note 11 for additional information.

(2)	Amounts represent estimated contractual interest payments on outstanding long-term debt and notes payable. Rates in effect as of December 31, 2018 are used for variable rate debt.

(3)	A portion of cash is restricted to fund the purchase of the remaining shares of Diebold Nixdorf AG.

At December 31, 2018, the Company also maintained uncertain tax positions of $49.5, for which there is a high degree of uncertainty as to the expected timing of payments (refer to note 4).

Refer to note 11 for additional information regarding the Company's debt obligations.

Refer to note 17 for additional information regarding the Company's hedging and derivative instruments.

Off-Balance Sheet Arrangements. The Company enters into various arrangements not recognized in the consolidated balance sheets that have or could have an effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources. The principal off-balance sheet arrangements that the Company enters into are guarantees, operating leases (refer to note 9) and sales of finance receivables. The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, customers, regulatory agencies and insurance providers. If the Company is not able to comply with its contractual obligations, the suppliers, regulatory agencies and insurance providers may draw on the pertinent bank (refer to note 17 ). The Company has sold finance receivables to financial institutions while continuing to service the receivables. The Company records these sales by removing finance receivables from the consolidated balance sheets and recording gains and losses in the consolidated statement of operations (refer to note 7).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements. The consolidated financial statements of the Company are prepared in conformity with generally accepted accounting principles in the United States (U.S. GAAP). The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenues and expenses. Such estimates include revenue recognition, the valuation of trade and financing receivables, inventories, goodwill, intangible assets, other long-lived assets, legal contingencies, guarantee obligations, and assumptions used in the calculation of income taxes, pension and post-retirement benefits and customer incentives, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors. Management monitors the economic conditions and other factors and will adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

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

Revenue Recognition. Revenue is measured based on consideration specified in a contract with a customer and excludes amounts collected on behalf of third parties. The amount of consideration can vary depending on discounts, rebates, refunds, credits, price concessions, incentives, performance bonuses, penalties, or other similar items contained in the contract with the customer of which generally these variable consideration components represents minimal amount of net sales. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer.

The Company's payment terms vary depending on the individual contracts and are generally fixed fee. The Company recognizes advance payments and billings in excess of revenue recognized as deferred revenue. In certain contracts where services are provided prior to billing, the Company recognizes a contract asset within trade receivables and other current assets.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and that are collected by the Company from a customer are excluded from revenue.

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

Professional services integrate the commercial solution with the customer's existing infrastructure and helps define the optimal user experience, improve business processes, refine existing staffing models and deploy technology to meet branch and store automation objectives. Revenue from professional services are recognized over time, because the customer simultaneously receives and consumes the benefits of the Company’s performance as the services are performed or when the Company’s performance creates an asset with no alternative use and the Company has an enforceable right to payment for performance completed to date. Generally revenue will be recognized using an input measure, typically costs incurred. The typical contract length for service is generally one year and is billed and paid in advance except for installations, among others.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Services may be sold separately or in bundled packages. For bundled packages, the Company accounts for individual services separately if they are distinct. A distinct service is separately identifiable from other items in the bundled package if a customer can benefit from it on its own or with other resources that are readily available to the customer. The consideration (including any discounts) is allocated between separate services or distinct obligations in a bundle based on their stand-alone selling prices. The stand-alone selling prices are determined based on the prices at which the Company separately sells the products or services. For items that are not sold separately, the Company estimates stand-alone selling prices using the cost plus expected margin approach. Revenue on service contracts is recognized ratably over time, generally using an input measure, as the customer simultaneously receives and consumes the benefits of the Company’s performance as the services are performed. In some circumstances, when global service supply chain services are not included in a term contract and rather billed as they occur, revenue on these billed work services are recognized at a point in time as transfer of control occurs.

The following is a description of principal solutions offered within the Company's two main industry segments that generate the Company's revenue.

Banking

Products. Products for banking customers consist of cash recyclers and dispensers, intelligent deposit terminals, teller automation tools and kiosk technologies, as well as physical security solutions. The Company provides its banking customers front-end applications for consumer connection points and back-end platforms that manage channel transactions, operations and integration and facilitate omnichannel transactions, endpoint monitoring, remote asset management, customer marketing, merchandise management and analytics. These offerings include highly configurable, API enabled software that automates legacy banking transactions across channels.

Services. The Company provides its banking customers product-related services which include proactive monitoring and rapid resolution of incidents through remote service capabilities or an on-site visit. First and second line maintenance, preventive maintenance and on-demand services keep the distributed assets of the Company's customers up and running through a standardized incident management process. Managed services and outsourcing consists of the end-to-end business processes, solution management, upgrades and transaction processing. The Company also provides a full array of cash management services, which optimizes the availability and cost of physical currency across the enterprise through efficient forecasting, inventory and replenishment processes.

Retail

Products. The retail product portfolio includes modular, integrated and mobile POS and SCO terminals that meet evolving automation and omnichannel requirements of consumers. Supplementing the POS system is a broad range of peripherals, including printers, scales and mobile scanners, as well as the cash management portfolio which offers a wide range of banknote and coin processing systems. Also in the portfolio, the Company provides SCO terminals and ordering kiosks which facilitate an efficient and user-friendly purchasing experience. The Company’s hybrid product line can alternate from an attended operator to self-checkout with the press of a button as traffic conditions warrant throughout the business day.

The Company's platform software is installed within retail data centers to facilitate omnichannel transactions, endpoint monitoring, remote asset management, customer marketing, merchandise management and analytics.

Services. The Company provides its retail customers product-related services which include on-demand services and professional services. Diebold Nixdorf AllConnect Services for retailers include maintenance and availability services to continuously improve retail self-service fleet availability and performance. These include: total implementation services to support both current and new store concepts; managed mobility services to centralize asset management and ensure effective, tailored mobile capability; monitoring and advanced analytics providing operational insights to support new growth opportunities; and store life-cycle management to proactively monitors store IT endpoints and enable improved management of internal and external suppliers and delivery organizations.

Inventory Reserves. At each reporting period, the Company identifies and writes down its excess and obsolete inventories to net realizable value based on usage forecasts, order volume and inventory aging. With the development of new products, the Company also rationalizes its product offerings and will write-down discontinued product to the lower of cost or net realizable value. The Company’s significant accounting policies and inventories are described in notes 1 and 5.

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
AND RESULTS OF OPERATIONS as of December 31, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

assumed. These valuations require management to make estimates and assumptions that are critical in determining the fair values of the assets and liabilities.

For all divestitures, the Company considers assets to be held for sale when management approves and commits to a formal plan to actively market the assets for sale at a price reasonable in relation to their estimated fair value, the assets are available for immediate sale in their present condition, an active program to locate a buyer and other actions required to complete the sale have been initiated, the sale of the assets is probable and expected to be completed within one year (or, if it is expected that others will impose conditions on the sale of the assets that will extend the period required to complete the sale, that a firm purchase commitment is probable within one year) and it is unlikely that significant changes will be made to the plan. Upon designation as held for sale, the Company records the assets at the lower of their carrying value or their estimated fair value, reduced for the cost to dispose of the assets, and ceases to record depreciation expense on the assets. Assets and liabilities are reclassified as held for sale in the period the held for sale criteria are met.

The Company reports financial results for discontinued operations separately from continuing operations to distinguish the financial impact of a divestiture from ongoing operations. Discontinued operations reporting occurs only when the disposal of a component or a group of components of the Company represents a strategic shift that will have a major effect on the Company's operations and financial results. For those divestitures that qualify as discontinued operations, all comparative periods presented are reclassified in the consolidated balance sheet. Additionally, the results of operations of a discontinued operation are reclassified to income from discontinued operations, net of tax, for all periods presented.

As of December 31, 2018, the Company had $81.5 and $33.2 of current assets and liabilities held for sale, respectively, primarily related to non-core businesses in Europe and the Americas. As of December 31, 2017, the Company had $2.1 of current assets held for sale primarily related to a building in North America. During the fourth quarter of 2015, the Company classified its NA ES business as held for sale which also met the discontinued operations criteria. The divestiture of its NA ES business closed on February 1, 2016. Accordingly, operating results and operating and investing cash flows for are presented as discontinued operations separate from the Company’s continuing operations for all periods presented.

Goodwill. Goodwill is the cost in excess of the net assets of acquired businesses (refer to note 8). The Company tests all existing goodwill at least annually as of October 31 for impairment on a reporting unit basis. The Company tests for interim impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the carrying value of a reporting unit below its reported amount. Beginning with the second quarter of 2018, the Company’s reportable operating segments are based on the conclusion of the assessment on the following solutions: Eurasia Banking, Americas Banking and Retail with comparative periods reclassified for consistency. Each year, the Company may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. In evaluating whether it is more likely than not the fair value of a reporting unit is less than its carrying amount, the Company considers the following events and circumstances, among others, if applicable: (a) macroeconomic conditions such as general economic conditions, limitations on accessing capital or other developments in equity and credit markets; (b) industry and market considerations such as competition, multiples or metrics and changes in the market for the Company's products and services or regulatory and political environments; (c) cost factors such as raw materials, labor or other costs; (d) overall financial performance such as cash flows, actual and planned revenue and earnings compared with actual and projected results of relevant prior periods; (e) other relevant events such as changes in key personnel, strategy or customers; (f) changes in the composition of a reporting unit's assets or expected sales of all or a portion of a reporting unit; and (g) any sustained decrease in share price.

If the Company's qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value, or if management elects to perform a quantitative assessment of goodwill, an impairment test is used to identify potential goodwill impairment and measure the amount of any impairment loss to be recognized. The Company compares the fair value of each reporting unit with its carrying value and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The fair value of the reporting units is determined based upon a combination of the income valuation and market approach in valuation methodology. The income approach uses discounted estimated future cash flows, whereas the market approach or guideline public company method utilizes market data of similar publicly traded companies. The fair value of the reporting unit is defined as the price that would be received to sell the net assets or transfer the net liabilities in an orderly transaction between market participants at the assessment date.

The techniques used in the Company's qualitative assessment incorporate a number of assumptions that the Company believes to be reasonable and to reflect market conditions forecast at the assessment date. Assumptions in estimating future cash flows are subject to a high degree of judgment. The Company makes all efforts to forecast future cash flows as accurately as possible with the information available at the time the forecast is made. To this end, the Company evaluates the appropriateness of its assumptions as well as its overall forecasts by comparing projected results of upcoming years with actual results of preceding years and validating that differences therein are reasonable. Key assumptions, all of which are Level 3 inputs, relate to price trends, material costs, discount rate, customer demand and the long-term growth and foreign exchange rates. A number of benchmarks from independent industry and other economic publications were also used. Changes in assumptions and estimates after the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

assessment date may lead to an outcome where impairment charges would be required in future periods. Specifically, actual results may vary from the Company’s forecasts and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where the conclusions may differ in reflection of prevailing market conditions.

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

Pensions and Other Post-retirement Benefits. Annual net periodic expense and benefit liabilities under the Company’s defined benefit plans are determined on an actuarial basis. Assumptions used in the actuarial calculations have a significant impact on plan obligations and expense. Members of the management investment committee periodically review the actual experience compared with the more significant assumptions used and make adjustments to the assumptions, if warranted. The discount rate is determined by analyzing the average return of high-quality (i.e., AA-rated), fixed-income investments and the year-over-year comparison of certain widely used benchmark indices as of the measurement date. The expected long-term rate of return on plan assets is determined using the plans’ current asset allocation and their expected rates of return based on a geometric averaging over 20 years. The rate of compensation increase assumptions reflects the Company’s long-term actual experience and future and near-term outlook. Pension benefits are funded through deposits with trustees. Other post-retirement benefits are not funded and the Company’s policy is to pay these benefits as they become due.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

The following table represents assumed healthcare cost trend rates at December 31:

	2018	2017
Healthcare cost trend rate assumed for next year	6.5%	6.8%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that rate reaches ultimate trend rate	2025	2025

The healthcare trend rates for the postemployment benefits plans in the U.S. are reviewed based upon the results of actual claims experience. The Company used initial healthcare cost trends of 6.5 percent and 6.8 percent in 2018 and 2017, respectively, with an ultimate trend rate of 5.0 percent reach in 2025. Assumed healthcare cost trend rates have a modest effect on the amounts reported for the healthcare plans.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on total of service and interest cost	$—	$—
Effect on other post-retirement benefit obligation	$0.4	$(0.3)

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

RECENTLY ISSUED ACCOUNTING GUIDANCE

Refer to note 1 for information on recently issued accounting guidance.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2018
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

FORWARD-LOOKING STATEMENT DISCLOSURE

In this annual report on Form 10-K, statements that are not reported financial results or other historical information are “forward-looking statements.” Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. These forward-looking statements include, but are not limited to, statements regarding the Company's expected future performance (including expected results of operations and financial guidance) future financial condition, operating results, strategy and plans. Forward-looking statements may be identified by the use of the words “anticipates,” “expects,” “intends,” “plans,” “will,” “believes,” “estimates,” “potential,” “target,” “predict,” “project,” “seek,” and variations thereof or similar expressions. These statements are used to identify forward-looking statements. These forward-looking statements reflect the current views of the Company with respect to future events and involve significant risks and uncertainties that could cause actual results to differ materially.

Although the Company believes that these forward-looking statements are based upon reasonable assumptions regarding, among other things, the economy, its knowledge of its business, and key performance indicators that impact the Company, these forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed in or implied by the forward-looking statements.

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

•
the Company's ability to achieve benefits from its cost-reduction initiatives and other strategic initiatives, such as DN Now, including its planned restructuring actions, as well as its business process outsourcing initiative;

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

•	interest rate and foreign currency exchange rate fluctuations, including the impact of possible currency devaluations in countries experiencing high inflation rates;

•	the acceptance of the Company's product and technology introductions in the marketplace;

•	competitive pressures, including pricing pressures and technological developments;

•	changes in the Company's relationships with customers, suppliers, distributors and/or partners in its business ventures;

•	the effect of legislative and regulatory actions in the U.S. and internationally and the Company’s ability to comply with government regulations;

•	the impact of a security breach or operational failure on the Company's business;

•	the Company's ability to successfully integrate other acquisitions into its operations;

•	the Company's success in divesting, reorganizing or exiting non-core and/or non-accretive businesses;

•	the Company's ability to maintain effective internal controls;

•
changes in the Company's intention to further repatriate cash and cash equivalents and short-term investments residing in international tax jurisdictions, which could negatively impact foreign and domestic taxes;

•	unanticipated litigation, claims or assessments, as well as the outcome/impact of any current/pending litigation, claims or assessments;

•
the investment performance of the Company's pension plan assets, which could require the Company to increase its pension contributions, and significant changes in healthcare costs, including those that may result from government action; and

•	the amount and timing of repurchases of the Company's common shares, if any.

Except to the extent required by applicable law or regulation, the Company undertakes no obligation to update these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(dollars in millions, except per share amounts)

The Company is exposed to foreign currency exchange rate risk inherent in its international operations denominated in currencies other than the U.S. dollar. A hypothetical 10 percent movement in the applicable foreign exchange rates would have resulted in an increase or decrease in 2018 year-to-date operating profit of $11.1 and $9.1, respectively, and $21.8 and $17.8 for year-to-date 2017. The sensitivity model assumes an instantaneous, parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in an instantaneous or parallel fashion may overstate the impact of changing exchange rates on amounts denominated in a foreign currency.

The Company’s risk-management strategy uses derivative financial instruments such as forwards to hedge certain foreign currency exposures. The intent is to offset gains and losses that occur on the underlying exposures with gains and losses on the derivative contracts hedging these exposures. The Company does not enter into derivatives for trading purposes. The Company’s primary exposures to foreign exchange risk are movements in the euro, GBP, Canada dollar, Brazil real, Thailand baht, Mexico peso and China yuan renminbi.

The Company manages interest rate risk with the use of variable rate borrowings under its committed and uncommitted credit facilities and interest rate swaps. Variable rate borrowings under the credit facilities totaled $1,914.4 and $1,504.0 of which $400.0 were effectively converted to fixed rate using interest rate swaps at December 31, 2018 and 2017, respectively. A one percentage point increase or decrease in interest rates would have resulted in an increase or decrease in interest expense of $14.6 and $10.5 for 2018 and 2017, respectively, including the impact of the swap agreements. The Company’s primary exposure to interest rate risk is movements in the LIBOR, which is consistent with prior periods.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Diebold Nixdorf, Incorporated:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Diebold Nixdorf, Incorporated and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2019, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition in 2018 due to the adoption of ASU 2014-09, Revenue from Contracts with Customers.
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
March 1, 2019

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Diebold Nixdorf, Incorporated:

Opinion on Internal Control Over Financial Reporting
We have audited Diebold Nixdorf, Incorporated and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2019, expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to ineffective controls over information technology general controls related to user access, inventory valuation, and non-routine transactions have been identified and included in management’s assessment. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 1, 2019

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	December 31,
	2018	2017
ASSETS
Current assets
Cash, cash equivalents and restricted cash	$458.4	$543.2
Short-term investments	33.5	81.4
Trade receivables, less allowances for doubtful accounts of $58.2 and $71.7, respectively	737.2	827.9
Inventories	610.1	714.5
Prepaid expenses	57.4	65.7
Other current assets	306.8	247.5
Total current assets	2,203.4	2,480.2
Securities and other investments	22.4	96.8
Property, plant and equipment, net	304.1	364.5
Deferred income taxes	243.9	293.8
Goodwill	827.1	1,117.1
Customer relationships, net	533.1	633.3
Other intangible assets, net	91.5	140.5
Other assets	86.4	95.8
Total assets	$4,311.9	$5,222.0

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities
Notes payable	$49.5	$66.7
Accounts payable	509.5	562.2
Deferred revenue	378.2	436.5
Payroll and other benefits liabilities	184.3	198.9
Other current liabilities	446.9	531.4
Total current liabilities	1,568.4	1,795.7
Long-term debt	2,190.0	1,787.1
Pensions, post-retirement and other benefits	273.8	266.4
Deferred income taxes	221.6	287.1
Other liabilities	87.3	111.3
Commitments and contingencies
Redeemable noncontrolling interests	130.4	492.1
Equity
Diebold Nixdorf, Incorporated shareholders' equity
Preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Common shares, $1.25 par value, 125,000,000 authorized shares, (91,345,451 and 90,524,360 issued shares, 76,174,025 and 75,558,544 outstanding shares, respectively)	114.2	113.2
Additional capital	741.8	721.5
Retained earnings (accumulated deficit)	(168.3)	374.5
Treasury shares, at cost (15,171,426 and 14,965,816 shares, respectively)	(570.4)	(567.4)
Accumulated other comprehensive loss	(303.7)	(196.3)
Total Diebold Nixdorf, Incorporated shareholders' equity	(186.4)	445.5
Noncontrolling interests	26.8	36.8
Total equity	(159.6)	482.3
Total liabilities, redeemable noncontrolling interests and equity	$4,311.9	$5,222.0
See accompanying notes to consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Years ended December 31,
	2018	2017	2016
Net sales
Services	$2,789.5	$2,785.3	$1,908.0
Products	1,789.1	1,824.0	1,408.3
	4,578.6	4,609.3	3,316.3
Cost of sales
Services	2,164.3	2,110.1	1,381.1
Products	1,523.4	1,499.4	1,223.5
	3,687.7	3,609.5	2,604.6
Gross profit	890.9	999.8	711.7
Selling and administrative expense	885.6	933.7	761.2
Research, development and engineering expense	157.4	155.5	110.2
Impairment of assets	217.5	3.1	9.8
(Gain) loss on sale of assets, net	(6.7)	1.0	0.3
	1,253.8	1,093.3	881.5
Operating loss	(362.9)	(93.5)	(169.8)
Other income (expense)
Interest income	8.7	20.3	21.5
Interest expense	(154.9)	(117.3)	(101.4)
Foreign exchange loss, net	(2.5)	(3.9)	(2.1)
Miscellaneous, net	(4.0)	2.5	3.1
Loss from continuing operations before taxes	(515.6)	(191.9)	(248.7)
Income tax expense (benefit)	37.2	28.3	(69.0)
Equity in (loss) earnings of unconsolidated subsidiaries, net	(13.2)	6.3	0.4
Loss from continuing operations, net of tax	(566.0)	(213.9)	(179.3)
Income from discontinued operations, net of tax	—	—	143.7
Net loss	(566.0)	(213.9)	(35.6)
Net income attributable to noncontrolling interests, net of tax	2.7	27.6	6.0
Net loss attributable to Diebold Nixdorf, Incorporated	$(568.7)	$(241.5)	$(41.6)

Basic and diluted weighted-average shares outstanding	76.0	75.5	69.1

Basic and diluted loss per share
Loss before discontinued operations, net of tax	$(7.48)	$(3.20)	$(2.68)
Income from discontinued operations, net of tax	—	—	2.08
Net loss attributable to Diebold Nixdorf, Incorporated	$(7.48)	$(3.20)	$(0.60)

Amounts attributable to Diebold Nixdorf, Incorporated
Loss before discontinued operations, net of tax	$(568.7)	$(241.5)	$(185.3)
Income from discontinued operations, net of tax	—	—	143.7
Net loss attributable to Diebold Nixdorf, Incorporated	$(568.7)	$(241.5)	$(41.6)

Cash dividends declared and paid per share	$0.10	$0.40	$0.96

See accompanying notes to consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Years ended December 31,
	2018	2017	2016
Net loss	$(566.0)	$(213.9)	$(35.6)
Other comprehensive income (loss), net of tax:
Adoption of accounting standard	(29.0)	—	—
Translation adjustment (net of tax of $(2.7), $8.4 and $(0.6), respectively)	(69.5)	140.3	(32.4)
Foreign currency hedges (net of tax of $(1.2), $0.2 and $6.2, respectively)	4.2	0.6	(10.7)
Interest rate hedges:
Net income (loss) recognized in other comprehensive income (net of tax of $0.3, $(1.7) and $(3.0), respectively)	(1.4)	3.9	4.9
Less: reclassification adjustments for amounts recognized in net income (loss) (net of tax of $(0.6), (0.1) and $0.0, respectively)	(2.6)	0.4	0.2
	1.2	3.5	4.7
Pension and other post-retirement benefits:
Net actuarial losses recognized during the year (net of tax of $(1.1), $(3.3) and $(1.8), respectively)	4.8	2.2	4.0
Prior service cost occurring during the year (net of tax of $0.0, (0.5) and $0.0, respectively)	—	0.4	—
Net actuarial (gain) loss occurring during the year (net of tax of $(4.0), $(6.6) and $(8.3), respectively)	(10.9)	4.5	18.5
Net actuarial losses recognized due to settlement (net of tax of $(1.3), $0.4 and $0.0, respectively)	(3.5)	(0.2)	—
Net actuarial gain recognized due to curtailment (net of tax of $0.0, $0.0, and $1.5, respectively)	—	—	(3.3)
Acquired benefit plans and other (net of tax of $0.0, $1.5 and $0.0, respectively)	(7.7)	(1.5)	—
Currency impact (net of tax of $(0.3), $(1.9) and $0.4, respectively)	(0.9)	1.3	(0.7)
	(18.2)	6.7	18.5
Other	—	(0.2)	(0.1)
Other comprehensive (loss) income, net of tax	(111.3)	150.9	(20.0)
Comprehensive loss	(677.3)	(63.0)	(55.6)
Less: comprehensive income (loss) attributable to noncontrolling interests	(1.2)	33.5	9.2
Comprehensive loss attributable to Diebold Nixdorf, Incorporated	$(676.1)	$(96.5)	$(64.8)

See accompanying notes to consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per share amounts)

	Common Shares					Accumulated Other Comprehensive Income (Loss)	Total Diebold Nixdorf, Incorporated Shareholders' Equity
	Number	$1.25 Par Value	Additional Capital	Retained Earnings	Treasury Shares			Non-controlling Interests	Total Equity
Balance, January 1, 2016	79.7	$99.6	$430.8	$752.8	$(560.2)	$(318.1)	$404.9	$23.1	$428.0
Net income (loss)				(41.6)			(41.6)	6.0	(35.6)
Other comprehensive income (loss)						(23.2)	(23.2)	3.2	(20.0)
Stock options exercised	—	—	0.3				0.3		0.3
Share-based compensation issued	0.3	0.4	(0.4)				—		—
Income tax detriment from share-based compensation			(0.2)				(0.2)		(0.2)
Share-based compensation expense			22.2				22.2		22.2
Dividends paid				(64.6)			(64.6)		(64.6)
Treasury shares (0.1 shares)					(2.2)		(2.2)		(2.2)
Sale of equity interest							—	7.1	7.1
Reclassification of guaranteed dividend to accrued liabilities							—	(5.7)	(5.7)
Distribution noncontrolling interest holders, net							—	(8.2)	(8.2)
Acquired fair value of noncontrolling interest							—	407.9	407.9
Acquisition of Diebold Nixdorf AG	9.9	12.4	267.3				279.7	—	279.7
Balance, December 31, 2016	89.9	$112.4	$720.0	$646.6	$(562.4)	$(341.3)	$575.3	$433.4	$1,008.7
Net income (loss)				(241.5)			(241.5)	27.6	(213.9)
Other comprehensive income						145.0	145.0	5.9	150.9
Stock options exercised	—	—	0.3				0.3		0.3
Share-based compensation issued	0.6	0.8	(0.7)				0.1		0.1
Share-based compensation expense			33.9				33.9		33.9
Dividends paid				(30.6)			(30.6)		(30.6)
Treasury shares (0.2 shares)					(5.0)		(5.0)		(5.0)
Reclassification of guaranteed dividend to accrued liabilities							—	(24.6)	(24.6)
Reclassification to redeemable noncontrolling interest			(32.0)				(32.0)	(386.7)	(418.7)
Distribution noncontrolling interest holders, net							—	(18.8)	(18.8)
Balance, December 31, 2017	90.5	$113.2	$721.5	$374.5	$(567.4)	$(196.3)	$445.5	$36.8	$482.3
Net income (loss)				(568.7)			(568.7)	2.7	(566.0)
Other comprehensive loss						(107.4)	(107.4)	(3.9)	(111.3)
Share-based compensation issued	0.8	1.0	(1.1)				(0.1)		(0.1)
Share-based compensation expense			36.6				36.6		36.6
Dividends paid				(7.7)			(7.7)		(7.7)
Treasury shares (0.2 shares)					(3.0)		(3.0)		(3.0)
Accounting principle change				33.6			33.6		33.6
Reclassification of guaranteed dividend to accrued liabilities							—	(3.4)	(3.4)
Reclassification to redeemable noncontrolling interest			(15.2)				(15.2)	—	(15.2)
Distributions to noncontrolling interest holders, net							—	(0.5)	(0.5)
Acquisitions and divestitures, net							—	(4.9)	(4.9)
Balance, December 31, 2018	91.3	$114.2	$741.8	$(168.3)	$(570.4)	$(303.7)	$(186.4)	$26.8	$(159.6)

See accompanying notes to consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2018	2017	2016
Cash flow from operating activities
Net loss	$(566.0)	$(213.9)	$(35.6)
Income from discontinued operations, net of tax	—	—	143.7
Loss from continuing operations, net of tax	(566.0)	(213.9)	(179.3)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Depreciation and amortization	258.7	252.2	134.8
Share-based compensation expense	36.6	33.9	22.2
Impairment of assets	217.5	3.1	9.8
Deferred income taxes	(59.6)	16.6	(94.6)
Inventory charge	74.5	4.2	1.8
Other	(9.6)	3.5	(13.6)
Cash flow from changes in certain assets and liabilities, net of the effects of acquisitions
Trade receivables	51.0	23.9	102.4
Inventories	(5.1)	21.8	136.8
Accounts payable	(34.5)	(6.3)	(112.1)
Deferred revenue	(42.4)	26.0	60.6
Income taxes	(1.7)	(38.7)	(53.1)
Restructuring accrual	4.2	(33.5)	88.0
Warranty liability	(33.1)	(34.2)	(42.2)
Pension and other post-retirement benefits	(1.2)	(14.0)	(16.6)
Certain other assets and liabilities	6.6	(7.5)	(5.6)
Net cash (used) provided by operating activities - continuing operations	(104.1)	37.1	39.3
Net cash used by operating activities - discontinued operations	—	—	(10.6)
Net cash (used) provided by operating activities	(104.1)	37.1	28.7

Cash flow from investing activities
Capital expenditures	(58.5)	(69.4)	(39.5)
Payments for acquisitions, net of cash acquired	(5.9)	(5.6)	(884.6)
Proceeds from maturities of investments	317.8	296.2	225.0
Payments for purchases of investments	(200.2)	(329.8)	(243.5)
Proceeds from divestitures and the sale of assets	11.1	20.9	31.3
Increase in certain other assets	(29.9)	(33.1)	(28.2)
Proceeds from sale of foreign currency option and forward contracts, net	—	—	16.2
Net cash provided (used) by investing activities - continuing operations	34.4	(120.8)	(923.3)
Net cash provided by investing activities - discontinued operations	—	—	361.9
Net cash provided (used) by investing activities	$34.4	$(120.8)	$(561.4)

See accompanying notes to consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2018	2017	2016
Cash flow from financing activities
Dividends paid	$(7.7)	$(30.6)	$(64.6)
Debt issuance costs	(39.4)	(1.1)	(39.2)
Revolving debt borrowings (repayments), net	50.0	75.0	(178.0)
Other debt borrowings	725.9	374.1	1,837.7
Other debt repayments	(337.7)	(458.8)	(662.5)
Distributions to noncontrolling interest holders	(377.2)	(17.6)	(10.2)
Issuance of common shares	—	0.3	0.3
Repurchase of common shares	(3.0)	(5.0)	(2.2)
Net cash provided (used) by financing activities	10.9	(63.7)	881.3
Effect of exchange rate changes on cash	(18.7)	37.9	(8.0)
(Decrease) increase in cash, cash equivalents and restricted cash	(77.5)	(109.5)	340.6
Add: Cash (overdrafts) included in assets held for sale at beginning of year	—	—	(1.5)
Less: Cash included in assets held for sale at end of year	7.3	—	—
Cash, cash equivalents and restricted cash at the beginning of the year	543.2	652.7	313.6
Cash, cash equivalents and restricted cash at the end of the year	$458.4	$543.2	$652.7
Cash paid for
Income taxes	$64.9	$78.2	$83.8
Interest	$129.6	$99.9	$85.4

See accompanying notes to consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2018
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

Error Correction. During 2018, the Company identified immaterial errors in prior periods presented for certain inventory balances, goodwill and various other items. Management determined these errors were not material to any prior period and the accompanying consolidated financial statements for 2017 and 2016 have been adjusted. These corrections were recorded within the Company's Eurasia Banking, Americas Banking and Retail reportable operating segments. As a result of applying the corrections retrospectively, previously reported balances within certain financial statement line items were increased (decreased) as follows:

	Years Ended December 31,
	2017	2016
	(in millions, except per share data)
Results of operations
Cost of sales - Services	$8.4	$8.0
Cost of sales - Products	$1.5	$2.0
Income tax benefit	$(1.5)	$(1.4)
Net loss attributable to Diebold Nixdorf, Incorporated	$(8.4)	$(8.6)
Basic and diluted loss per common share	$(0.11)	$(0.12)

Consolidated balance sheet data
Trade receivables, less allowances for doubtful accounts	$(2.2)
Inventories	$(22.5)
Other current assets	$(3.5)
Deferred revenue	$(1.0)
Other current liabilities	$(2.7)
Total equity	$(24.5)

The errors described above primarily related to repairable service parts inventory as well as various other items. Refer to note 5 for further details on the major classes of inventories. The Company also re-allocated goodwill to its reporting units used in the computation of the impairment analysis which resulted in a changes to the non-cash impairment loss recorded in the second and third quarters of 2018. Refer to note 8 for further details related to impairment of assets. Retained earnings at January 1, 2016 was reduced by $7.5 as a result of the retrospective corrections. There was no impact of the correction on previously reported cash flows from operations for the prior periods.

Reclassification. In connection with recent changes in the Company's leadership, beginning with the second quarter of 2018, the Company's reportable operating segments are based on the following solutions: Eurasia Banking, Americas Banking and Retail. As a result, the Company reclassified comparative periods for consistency.

The Company has reclassified the presentation of certain prior-year information to conform to the current presentation. The Company reclassified $8.0 from other current assets to restricted cash as of December 31, 2017 in the consolidated balance sheets

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

and was included in cash, cash equivalents and restricted cash as of December 31, 2017 in the consolidated statements of cash flows.

International Operations. The financial statements of the Company’s international operations are measured using local currencies as their functional currencies, with the exception of certain financial results from Venezuela, Mexico, Argentina, Singapore and Switzerland, which have a functional currency other than local currency. These operations used either United States dollar (USD) or euro as their functional currency depending on the concentration of USD or euro transactions and distinct financial information. The Company translates the assets and liabilities of its non-U.S. subsidiaries at the exchange rates in effect at year end and the results of operations at the average rate throughout the year. The translation adjustments are recorded directly as a separate component of shareholders’ equity, while transaction gains (losses) are included in net income.

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

For all divestitures, the Company considers assets to be held for sale when management approves and commits to a formal plan to actively market the assets for sale at a price reasonable in relation to their estimated fair value, the assets are available for immediate sale in their present condition, an active program to locate a buyer and other actions required to complete the sale have been initiated, the sale of the assets is probable and expected to be completed within one year (or, if it is expected that others will impose conditions on the sale of the assets that will extend the period required to complete the sale, that a firm purchase commitment is probable within one year) and it is unlikely that significant changes will be made to the plan. Upon designation as held for sale, the Company records the assets at the lower of their carrying value or their estimated fair value, reduced for the cost to dispose of the assets, and ceases to record depreciation expense on the assets. Assets and liabilities are reclassified as held for sale in the period the held for sale criteria are met.

The Company reports financial results for discontinued operations separately from continuing operations to distinguish the financial impact of a divestiture from ongoing operations. Discontinued operations reporting occurs only when the disposal of a component or a group of components of the Company represents a strategic shift that will have a major effect on the Company's operations and financial results. For those divestitures that qualify as discontinued operations, all comparative periods presented are reclassified in the consolidated balance sheets. Additionally, the results of operations of a discontinued operation are reclassified to income from discontinued operations, net of tax, for all periods presented.

As of December 31, 2018, the Company had $81.5 and $33.2 of current assets and liabilities held for sale, respectively, primarily related to non-core businesses in Europe and the Americas. As of December 31, 2017, the Company had $2.1 of current assets held for sale primarily related to a building in North America. The Company closed it divestiture of the NA ES business on February 1, 2016 and included its operating results and operating and investing cash flows in discontinued operations for 2016.

Revenue Recognition. Revenue is measured based on consideration specified in a contract with a customer and excludes amounts collected on behalf of third parties. The amount of consideration can vary depending on discounts, rebates, refunds, credits, price concessions, incentives, performance bonuses, penalties, or other similar items contained in the contract with the customer of which generally these variable consideration components represents minimal amount of net sales. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer.

The Company's payment terms vary depending on the individual contracts and are generally fixed fee. The Company recognizes advance payments and billings in excess of revenue recognized as deferred revenue. In certain contracts where services are provided prior to billing, the Company recognizes a contract asset within trade receivables and other current assets.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and that are collected by the Company from a customer are excluded from revenue.

The Company recognizes shipping and handling fees billed when products are shipped or delivered to a customer and includes such amounts in net sales. Although infrequent, shipping and handling associated with outbound freight after control over a product has transferred to a customer is not a separate performance obligation, rather it is accounted for as a fulfillment cost. Third-party freight payments are recorded in cost of sales.

The Company includes a warranty in connection with certain contracts with customers, which are not considered to be separate performance obligations. The Company provides its customers a manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. For additional information on product warranty refer to note 9. The

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2018
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

Professional services integrate the commercial solution with the customer's existing infrastructure and helps define the optimal user experience, improve business processes, refine existing staffing models and deploy technology to meet branch and store automation objectives. Revenue from professional services are recognized over time, because the customer simultaneously receives and consumes the benefits of the Company’s performance as the services are performed or when the Company’s performance creates an asset with no alternative use and the Company has an enforceable right to payment for performance completed to date. Generally revenue will be recognized using an input measure, typically costs incurred. The typical contract length for service is generally one year and is billed and paid in advance except for installations, among others.

Services may be sold separately or in bundled packages. For bundled packages, the Company accounts for individual services separately if they are distinct. A distinct service is separately identifiable from other items in the bundled package if a customer can benefit from it on its own or with other resources that are readily available to the customer. The consideration (including any discounts) is allocated between separate services or distinct obligations in a bundle based on their stand-alone selling prices. The stand-alone selling prices are determined based on the prices at which the Company separately sells the products or services. For items that are not sold separately, the Company estimates stand-alone selling prices using the cost plus expected margin approach. Revenue on service contracts is recognized ratably over time, generally using an input measure, as the customer simultaneously receives and consumes the benefits of the Company’s performance as the services are performed. In some circumstances, when global service supply chain services are not included in a term contract and rather billed as they occur, revenue on these billed work services are recognized at a point in time as transfer of control occurs.

The following is a description of principal solutions offered within the Company's two main industry segments that generate the Company's revenue.

Banking

Products. Products for banking customers consist of cash recyclers and dispensers, intelligent deposit terminals, teller automation tools and kiosk technologies, as well as physical security solutions. The Company provides its banking customers front-end applications for consumer connection points and back-end platforms that manage channel transactions, operations and integration and facilitate omnichannel transactions, endpoint monitoring, remote asset management, customer marketing, merchandise management and analytics. These offerings include highly configurable, API enabled software that automates legacy banking transactions across channels.

Services. The Company provides its banking customers product-related services which include proactive monitoring and rapid resolution of incidents through remote service capabilities or an on-site visit. First and second line maintenance, preventive maintenance and on-demand services keep the distributed assets of the Company's customers up and running through a standardized incident management process. Managed services and outsourcing consists of the end-to-end business processes, solution management, upgrades and transaction processing. The Company also provides a full array of cash management services, which optimizes the availability and cost of physical currency across the enterprise through efficient forecasting, inventory and replenishment processes.

Retail

Products. The retail product portfolio includes modular, integrated and mobile POS and SCO terminals that meet evolving automation and omnichannel requirements of consumers. Supplementing the POS system is a broad range of peripherals, including printers, scales and mobile scanners, as well as the cash management portfolio which offers a wide range of banknote and coin processing systems. Also in the portfolio, the Company provides SCO terminals and ordering kiosks which facilitate an efficient and user-friendly purchasing experience. The Company’s hybrid product line can alternate from an attended operator to self-checkout with the press of a button as traffic conditions warrant throughout the business day.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

The Company's platform software is installed within retail data centers to facilitate omnichannel transactions, endpoint monitoring, remote asset management, customer marketing, merchandise management and analytics.

Services. The Company provides its retail customers product-related services which include on-demand services and professional services. Diebold Nixdorf AllConnect Services for retailers include maintenance and availability services to continuously improve retail self-service fleet availability and performance. These include: total implementation services to support both current and new store concepts; managed mobility services to centralize asset management and ensure effective, tailored mobile capability; monitoring and advanced analytics providing operational insights to support new growth opportunities; and store life-cycle management to proactively monitors store IT endpoints and enable improved management of internal and external suppliers and delivery organizations.

Refer to note 20 for additional information regarding the Company's reportable operating segments, disaggregation of net sales by segments and product solutions, net sales by geographical region and disaggregation by timing of revenue recognition.

Contract balances

The following table provides 2018 information about receivables and deferred revenue, which represent contract liabilities from contracts with customers:

Contract balance information	Trade Receivables	Contract liabilities
Balance at January 1	$827.9	$436.5
Balance at December 31	$737.2	$378.2

Contract assets are minimal for the periods presented. The amount of revenue recognized in 2018 from performance obligations satisfied (or partially satisfied) in previous periods, mainly due to the changes in the estimate of variable consideration and contract modifications was de minimis. There have been $22.8 and $54.9 during the years ended December 31, 2018 and 2017, respectively, of impairment losses recognized as bad debt related to receivables or contract assets arising from the Company's contracts with customers.

As of January 1, 2018, the Company had $436.5 of unrecognized deferred revenue constituting the remaining performance obligations that are either unsatisfied (or partially unsatisfied). In 2018, the Company recognized revenue of $332.5 related to the Company's deferred revenue balance at January 1, 2018.

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

The Company also applies the ‘as invoiced’ practical expedient in Accounting Standards Codification (ASC) paragraph 606-10-55-18 related to performance obligations satisfied over time, which permits the Company to recognize revenue in the amount to which it has a right to invoice the customer if that amount corresponds directly with the value to the customer of the Company’s performance

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

completed to date. Service revenues that are recognized ratably are primarily contracts that include first and second line maintenance. Service revenues that are recognized using input measures include primarily preventative maintenance. The ‘as invoiced’ practical expedient relates to the on-demand service revenue which is generally not under contract.

Transaction price allocated to the remaining performance obligations

As of December 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $2,900. The Company generally expects to recognize revenue on the remaining performance obligations over the next twelve months. The Company enters into service agreements with cancellable terms after a certain period without penalty. Unsatisfied obligations reflect only the obligation during the initial term. The Company applies the practical expedient in ASC paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

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

Changes in accounting policies

Except for the changes below, the Company has consistently applied the accounting policies to all periods presented in these consolidated financial statements.

The Company adopted Accounting Standards Updated (ASU) Topic 606, Revenue from Contracts with Customers (Topic 606), with a date of initial application of January 1, 2018. As a result, the Company has changed its accounting policy for revenue recognition as detailed below.

The Company applied Topic 606 using the cumulative effect method — i.e., by recognizing the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of equity at January 1, 2018. Therefore, the comparative information has not been adjusted and continues to be reported under ASU Topic 605, Revenue Recognition. The Company applied the practical expedient related to assessment of contract modifications, whereby the Company is essentially allowed to use hindsight when assessing the effect of a modification and accounting for the modified contract as if it existed from the beginning of the original contract.

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

In certain circumstances, a contract with a customer that contains a software arrangement may include provisions for customer acceptance. In these cases, when or as the performance obligation is satisfied, the Company recognizes revenue and records a contract asset until customer acceptance is received. Once customer acceptance is received, the contract asset is reclassified to

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

accounts receivable. As of December 31, 2018, contract assets related to these arrangements were minimal. In situations where the performance obligation has not been met and the Company has not received customer acceptance, no revenue is recognized.

Customer acceptance provisions by their nature require the customer to approve that the Company has satisfied its performance obligation and are generally standard throughout the Company's contracts with customers.

If an instance arises where the Company would recognize revenue prior to customer acceptance, which occurs primarily when the Company provides bundled software and professional services, it is the Company's policy, pursuant to Topic 606, when or as the performance obligation is satisfied, to recognize revenue and record a contract asset or reduce deferred revenue, as applicable, until customer acceptance is received. Once customer acceptance is received, the contract asset is reclassified to trade receivables, net. In these circumstances, the Company would consider ASC 606-10-55-86 and -87 and conclude that although a standard method to transferring the software and services is not met, the standard terms of the customer acceptance provisions and favorable history of customer acceptances support revenue recognition prior to customer acceptance. The Company also would only recognize revenue prior to customer acceptance only if there were no remaining inputs related to performance obligation. These instances were immaterial. For certain contracts that contain customer acceptance clauses, such as customized software arrangements, the revenue is recognized pursuant to ASC 606-25 25-27(c) since the Company’s performance does not create an asset with an alternative use and the Company has an enforceable right to payment for performance completed to date.

Impacts on financial statements

The following table summarize the impacts of adopting Topic 606 on the Company’s consolidated financial statements as of and for the period ended December 31, 2018 as if the Company continued to follow its accounting policies under the previous revenue recognition guidance.

	Impact of changes in accounting policy for the twelve months ended December 31, 2018
	As Reported	Adjustments	Balances without adoption of Topic 606
Trade receivables, less allowances for doubtful accounts of $58.2 and $71.7, respectively	$737.2	$(3.9)	$733.3
Inventories	$610.1	$24.2	$634.3
Deferred revenue	$378.2	$30.7	$408.9
Deferred income taxes	$221.6	$(0.7)	$220.9
Retained earnings (accumulated deficit)	$(168.3)	$(9.8)	$(178.1)

The impact to net sales and cost of sales would have been decreases of $18.2 and $14.2, respectively, for the year ended December 31, 2018. The impact after tax was $(0.9) for the year ended December 31, 2018 and was primarily a result of timing of deferred revenue related to products and software for certain amounts being recognized that would have previously been deferred, and certain amounts being deferred that would have previously been recognized.

Cost of Sales. Cost of services sales primarily consists of fuel, parts and labor and benefits costs related to installation of products and service maintenance contracts, including call center costs as well as costs for service parts repair centers. Cost of products sales is primarily comprised of direct materials and supplies consumed in the manufacturing and distribution of products, as well as related labor, depreciation expense and direct overhead expense necessary to acquire and convert the purchased materials and supplies into finished products. Cost of products sales also includes the cost to distribute products to customers, inbound freight costs, internal transfer costs, warehousing costs and other shipping and handling activity.

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

Depreciation and Amortization. Depreciation of property, plant and equipment is computed using the straight-line method based on the estimated useful life for each asset class. Amortization of leasehold improvements is based upon the shorter of original terms of the lease or life of the improvement. Repairs and maintenance are expensed as incurred. Generally, amortization of the Company’s other long-term assets, such as intangible assets and capitalized computer software, is computed using the straight-

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

line method over the life of the asset. Certain acquired technology assets utilize a double-declining method.

Fully depreciated assets are retained until disposal. Upon disposal, assets and related accumulated depreciation or amortization are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to operations.

Advertising Costs. Advertising costs are expensed as incurred and were $10.1, $11.0 and $14.0 in 2018, 2017 and 2016, respectively.

Research, Development and Engineering. Research, development and engineering costs are expensed as incurred and were $157.4, $155.5 and $110.2 in 2018, 2017 and 2016, respectively.

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

Cash, Cash Equivalents and Restricted Cash. The Company considers highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company had $105.3 and $8.0 of restricted cash at December 31, 2018 and 2017, respectively. Restricted cash primarily relates to the acquisition of the remaining shares in Diebold Nixdorf AG.

Financial Instruments. The carrying amount of cash and cash equivalents, short term investments, trade receivables and accounts payable approximated their fair value because of the relatively short maturity of these instruments. The Company’s risk-management strategy utilizes derivative financial instruments such as forwards to hedge certain foreign currency exposures and interest rate swaps to manage interest rate risk. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. The Company does not enter into derivatives for trading purposes. The Company recognizes all derivatives on the balance sheet at fair value. Changes in the fair values of derivatives that are not designated as hedges are recognized in earnings. If the derivative is designated and qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either offset against the change in the hedged assets or liabilities through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2018
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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company uses the end of the period when determining the timing of transfers between levels.

Short-Term Investments The Company has investments in certificates of deposit that are recorded at cost, which approximates fair value.

Assets Held in Rabbi Trusts / Deferred Compensation The fair value of the assets held in rabbi trusts (refer to note 7 and note15) is derived from investments in a mix of money market, fixed income and equity funds managed by Bank of America/Merrill Lynch. The related deferred compensation liability is recorded at fair value.

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

Option Contracts A put option gives the purchaser of the option the right to sell, and the writer of the option the obligation to buy, the underlying security at any time during the option period. A call option gives the purchaser of the option the right to buy, and the writer of the option the obligation to sell, the underlying security at any time during the option period. The gain or loss on these non-designated derivative instruments is reflected in other income (expense) miscellaneous, net in the Company's consolidated statements of operations.

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

Refer to note 18 for further details of assets and liabilities subject to fair value measurement.

Trade Receivables. The Company evaluates the collectability of trade receivables based on a percentage of sales related to historical loss experience and current trends. The Company will also record periodic adjustments for known events such as specific

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

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

Goodwill. Goodwill is the cost in excess of the net assets of acquired businesses (refer to note 8). The Company tests all existing goodwill at least annually for impairment on a reporting unit basis. The annual goodwill impairment test was performed as of October 31 for all periods presented.

The Company tests for interim impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the carrying value of a reporting unit below its reported amount. Beginning with the second quarter of 2018, the Company’s reportable operating segments are based on the conclusion of the assessment on the following solutions: Eurasia Banking, Americas Banking and Retail, with comparative periods, reclassified for consistency. Each year, the Company may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. In evaluating whether it is more likely than not the fair value of a reporting unit is less than its carrying amount, the Company considers the following events and circumstances, among others, if applicable: (a) macroeconomic conditions such as general economic conditions, limitations on accessing capital or other developments in equity and credit markets; (b) industry and market considerations such as competition, multiples or metrics and changes in the market for the Company's products and services or regulatory and political environments; (c) cost factors such as raw materials, labor or other costs; (d) overall financial performance such as cash flows, actual and planned revenue and earnings compared with actual and projected results of relevant prior periods; (e) other relevant events such as changes in key personnel, strategy or customers; (f) changes in the composition of a reporting unit's assets or expected sales of all or a portion of a reporting unit; and (g) any sustained decrease in share price.

If the Company's qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value, or if management elects to perform a quantitative assessment of goodwill, an impairment test is used to identify potential goodwill impairment and measure the amount of any impairment loss to be recognized. The Company compares the fair value of each reporting unit with its carrying value and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The fair value of the reporting units is determined based upon a combination of the income valuation and market approach in valuation methodology. The income approach uses discounted estimated future cash flows, whereas the market approach or guideline public company method utilizes market data of similar publicly traded companies. The fair value of the reporting unit is defined as the price that would be received to sell the net assets or transfer the net liabilities in an orderly transaction between market participants at the assessment date.

The techniques used in the Company's qualitative assessment incorporate a number of assumptions that the Company believes to be reasonable and to reflect market conditions forecast at the assessment date. Assumptions in estimating future cash flows are subject to a high degree of judgment. The Company makes all efforts to forecast future cash flows as accurately as possible with the information available at the time the forecast is made. To this end, the Company evaluates the appropriateness of its assumptions as well as its overall forecasts by comparing projected results of upcoming years with actual results of preceding years and validating that differences therein are reasonable. Key assumptions, all of which are Level 3 inputs, relate to price trends, material costs, discount rate, customer demand and the long-term growth and foreign exchange rates. A number of benchmarks from independent industry and other economic publications were also used. Changes in assumptions and estimates after the assessment date may lead to an outcome where impairment charges would be required in future periods. Specifically, actual results may vary from the Company’s forecasts and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where the conclusions may differ in reflection of prevailing market conditions.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

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

The Company records a curtailment when an event occurs that significantly reduces the expected years of future service or eliminates the accrual of defined benefits for the future services of a significant number of employees. A curtailment gain is recorded when the employees who are entitled to the benefits terminate their employment; a curtailment loss is recorded when it becomes probable a loss will occur. Upon a settlement, the Company recognizes the proportionate amount of the unamortized gains and losses if the cost of all settlements during the year exceeds the interest component of net periodic cost for the affected plan. Expense from curtailments and settlements is recorded in selling and administrative expense on the consolidated statements of operations.

Noncontrolling Interests and Redeemable Noncontrolling Interests. Noncontrolling interests represent the portion of profit or loss, net assets and comprehensive income that is not allocable to the Company. During 2018, 2017 and 2016, net income attributable to noncontrolling interests primarily represented guaranteed dividends that the Company was obligated to pay to the noncontrolling shareholders of Diebold Nixdorf AG.

Noncontrolling interests with redemption features, such as put rights, that are not solely within the Company’s control are considered redeemable noncontrolling interests. Redeemable noncontrolling interests are presented outside of equity on the Company's consolidated balance sheets. The balance of redeemable noncontrolling interests is reported at the greater of its carrying value or its maximum redemption value at each reporting date. Refer to note 12 for more information.

Acquired redeemable noncontrolling interests are recorded at fair value by applying the income approach using unobservable inputs for projected cash flows, including but not limited, to net sales and operating profit, and a discount rate, which are considered Level 3 inputs.

Related Party Transactions. The Company has certain strategic alliances that are not consolidated. The Company tests these strategic alliances annually, individually and in aggregate, to determine materiality. The Company owns 40.0 percent of Inspur (Suzhou) Financial Information Technology Co., Ltd (Inspur JV) and 43.6 percent of Aisino-Wincor Retail & Banking Systems (Shanghai) Co., Ltd (Aisino JV) as of December 31, 2018. The Company engages in transactions in the ordinary course of business. The Company's strategic alliances are not significant subsidiaries and are accounted for under the equity method of investments. As of December 31, 2018, the Company had accounts receivable and accounts payable balances with these affiliates of $9.9 and $10.6, respectively, which is included in trade receivables, less allowances for doubtful accounts and accounts payable, respectively, on the consolidated balance sheets. During the fourth quarter of 2018, the Company recorded a charge of $19.2 for its investment in its Aisino strategic alliance as a result of the weakening banking market in China. The charge was included in equity in (loss) earnings of unconsolidated subsidiaries, net in its consolidated statements of operations.

In May 2017, the Company announced a strategic partnership with Kony, which is located in Texas, a leading enterprise mobility and application company, to offer white label mobile application solutions for financial institutions and retailers. The Company acquired a minority equity stake in Kony, which was accounted for using the cost method of accounting. As of December 31, 2018

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

and 2017, the Company's carrying value in Kony was $14.0 and the fair value was not estimated as there were no events or changes in circumstances in the investment.

Recently Adopted Accounting Guidance

The effects of the adoption of the ASUs listed below did not significantly impact the Company's financial statements:

Standards Adopted	Description	Effective Date
ASU 2014-09, Revenue from Contracts with Customers
The standard replaced the most previously existing revenue recognition guidance in U.S. GAAP and required additional financial statement disclosures. The standard requires revenue to be recognized when the Company expects to be entitled in exchange for the transfer of promised goods or services to customers. The standard was adopted using a modified retrospective approach to open contracts as of the effective date, January 1, 2018. The standard is intended to reduce potential for diversity in practice at initial application and reducing the cost and complexity of applying Topic 606 both at transition and prospectively. As a result of the adoption, the cumulative increase to the Company's retained earnings at January 1, 2018 was $4.6.
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
January 1, 2018
ASU 2017-12, Derivatives and Hedging: Target Improvements to Accounting for Hedging Activities
The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. For existing hedges as of the date of the adoption, the Company eliminated a minimal amount of ineffectiveness by means of a cumulative-effect adjustment to accumulated other comprehensive income (AOCI) with a corresponding adjustment to retained earnings. As a result of the standard, $2.4 and $(0.6) were included in net sales and cost of sales, respectively, for the year ended December 31, 2018.
Early adopted January 1, 2018
ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
The standard allows for reclassification of stranded tax effects on items resulting from the Tax Act from AOCI to retained earnings. Tax effects unrelated to the Tax Act are released from AOCI using either the specific identification approach or the portfolio approach based on the nature of the underlying item. As a result of the adoption, during the first quarter of 2018, the Company recorded an adjustment to retained earnings resulting in an increase of $29.0, with a corresponding decrease to AOCI due to the reduction in the corporate tax rate.
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
Early adopted January 1, 2018
ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs pursuant to SEC Staff Accounting Bulleting No. 118
This guidance amends SEC paragraphs in Topic 740, Income Taxes, to reflect SAB 118, which provides guidance for companies that are not able to complete their accounting for the income tax effects of the Tax Act in the period of enactment. The standard allowed registrants to record provisional amounts in earnings for the year ended December 31, 2017 due to complexities involved in accounting for the enactment of the Tax Act. As of December 31, 2018, the Company has finalized the accounting under SAB 118 as required for the items previously considered provisional. Refer to Note 4 for further information.
January 1, 2018

Recently Issued Accounting Guidance

The Company has considered the recent ASUs issued by the FASB summarized below, which could significantly impact its financial statements:

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Standards Pending Adoption	Description	Effective/Adoption Date	Anticipated Impact
ASU's 2016-02, 2018-01, 2018-20, Leases
The standard requires that a lessee recognize on its balance sheet right-of-use assets and corresponding liabilities resulting from leasing transactions, as well as additional financial statement disclosures. Currently, U.S. GAAP only requires balance sheet recognition for leases classified as capital leases. The provisions of this update apply to substantially all leased assets. ASUs 2018-01 and 2018-20 are updates to this standard, which prescribe a practical expedient for implementation and narrow-scope improvements for lessors.
January 1, 2019
The Company evaluated the impact that the standard will have on its financial information and related disclosures. The standard requires a modified retrospective transition method with the option to elect a package of practical expedients, which the Company anticipates utilizing. The Company anticipates a significant balance sheet gross-up for the right-of-use assets and corresponding liabilities, with no anticipated impact to debt covenants. For additional information on the Company’s operating lease commitments, see Note 16. The Company does not expect the two updates have a significant impact on its financial statements.

ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
The new standard gives entities the option to reclassify to retained earnings tax effects related to items in accumulated other comprehensive income as a result of the tax reform. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim period after issuance. The Company is currently evaluating the impact of adopting this guidance.
		January 1, 2019	As noted above, the Company early adopted in 2018.
ASU 2018-13, Fair Value Measurement (Topic 820) -Disclosure Framework -Changes to the Disclosure Requirements for Fair Value Measurement	The standard is is designed to improve the effectiveness of disclosures by removing, modifying and adding disclosures related to fair value measurements.	January 1, 2020	The Company is currently assessing the impact this ASU will have on its consolidated financial statements. The ASU allows for early adoption in any interim period after issuance of the update.
ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606	The amendments in this update provide guidance on whether certain transactions between collaborative arrangement participants should be accounted for under Topic 606.	January 1, 2020	The Company is currently assessing the impact this ASU will have on its consolidated financial statements. The ASU allows for early adoption in any year end after issuance of the update.
ASU 2016-13, Financial Instruments - Credit Losses
The amendments in this update replace the incurred loss impairment methodology with the current expected credit loss methodology. This will change the measurement of credit losses on financial instruments and the timing of when such losses are recorded.
		January 1, 2020	The Company is currently assessing the impact this ASU will have on its consolidated financial statements. The ASU allows for early adoption as of the fiscal years beginning after December 31, 2018.
ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General Subtopic 715-20 - Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans	The standard is designed to improve the effectiveness of disclosures by removing and adding disclosures related to defined benefit plans.	January 1, 2021	The Company is currently assessing the impact this ASU will have on its consolidated financial statements. The ASU allows for early adoption in any year end after issuance of the update.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2018
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

The following table represents amounts used in computing earnings (loss) per share and the effect on the weighted-average number of shares of dilutive potential common shares for the years ended December 31:

	2018	2017	2016
Numerator
Income (loss) used in basic and diluted earnings (loss) per share
Loss from continuing operations, net of tax	$(566.0)	$(213.9)	$(179.3)
Net income attributable to noncontrolling interests, net of tax	2.7	27.6	6.0
Loss before discontinued operations, net of tax	(568.7)	(241.5)	(185.3)
Income from discontinued operations, net of tax	—	—	143.7
Net loss attributable to Diebold Nixdorf, Incorporated	$(568.7)	$(241.5)	$(41.6)
Denominator
Weighted-average number of common shares used in basic and diluted earnings (loss) per share (1)	76.0	75.5	69.1
Basic and diluted earnings (loss) per share
Loss before discontinued operations, net of tax	$(7.48)	$(3.20)	$(2.68)
Income from discontinued operations, net of tax	—	—	2.08
Net loss attributable to Diebold Nixdorf, Incorporated	$(7.48)	$(3.20)	$(0.60)
Anti-dilutive shares
Anti-dilutive shares not used in calculating diluted weighted-average shares	4.5	3.4	2.1

(1)
Incremental shares of 0.7, 0.7 and 0.6 were excluded from the computation of diluted loss per share for the years ended December 31, 2018, 2017 and 2016, respectively, because their effect is anti-dilutive due to the loss from continuing operations.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

NOTE 3: SHARE-BASED COMPENSATION AND EQUITY

Dividends. On the basis of amounts declared and paid quarterly, the annualized dividends per share were $0.10, $0.40 and $0.96 for the years ended December 31, 2018, 2017 and 2016, respectively. In May 2018, the Company announced its decision to reallocate future dividend funds towards debt reduction and other capital resource needs.

Share-Based Compensation Cost. The Company recognizes costs resulting from all share-based payment transactions based on the fair market value of the award as of the grant date. Awards are valued at fair value and compensation cost is recognized on a straight-line basis over the requisite periods of each award. The Company estimated forfeiture rates are based on historical experience. To cover the exercise and/or vesting of its share-based payments, the Company generally issues new shares from its authorized, unissued share pool. The number of common shares that may be issued pursuant to the 2017 Equity and Performance Incentive Plan (the 2017 Plan) was 6.1, of which 3.6 shares were available for issuance at December 31, 2018.

The following table summarizes the components of the Company’s employee and non-employee directors share-based compensation programs recognized as selling and administrative expense for the years ended December 31:

	2018	2017	2016
Stock options
Pre-tax compensation expense	$2.8	$4.6	$2.7
Tax benefit	(0.6)	(1.3)	(0.9)
Stock option expense, net of tax	$2.2	$3.3	$1.8

RSU's
Pre-tax compensation expense	$19.8	$16.4	$10.7
Tax benefit	(4.3)	(4.0)	(3.1)
RSU expense, net of tax	$15.5	$12.4	$7.6

Performance shares
Pre-tax compensation expense	$14.0	$12.9	$8.8
Tax benefit	(3.3)	(3.0)	(3.0)
Performance share expense, net of tax	$10.7	$9.9	$5.8

Total share-based compensation
Pre-tax compensation expense	$36.6	$33.9	$22.2
Tax benefit	(8.2)	(8.3)	(7.0)
Total share-based compensation, net of tax	$28.4	$25.6	$15.2

The following table summarizes information related to unrecognized share-based compensation costs as of December 31, 2018:

	Unrecognized Cost	Weighted-Average Period
		(years)
Stock options	$1.3	1.2
RSUs	12.3	1.2
Performance shares	12.1	1.6
	$25.7

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

SHARE-BASED COMPENSATION AWARDS

Stock options, RSUs and performance shares have been issued to officers and other management employees under the Company’s Amended and Restated 1991 Equity and Performance Incentive Plan (as amended and restated as of February 12, 2014) (the 1991 Plan) and the 2017 Plan. Certain awards have accelerated vesting clauses that result in a non-substantive vesting requirement, which results in either immediate or accelerated expense.

Stock Options

Stock options generally vest after a one- to three-year period and have a maturity of ten years from the issuance date. Option exercise prices equal the closing price of the Company’s common shares on the date of grant. The estimated fair value of the options granted was calculated using a Black-Scholes option pricing model using the following assumptions:

	2018	2017	2016
Expected life (in years)	3	3	6
Weighted-average volatility	36%	31%	28%
Risk-free interest rate	2.39-2.42%	1.28%	1.50%
Expected dividend yield	2.24%	1.65%	3.10%

The Company uses historical data to estimate option exercise timing within the valuation model. Employees with similar historical exercise behavior with regard to timing and forfeiture rates are considered separately for valuation and attribution purposes. Expected volatility is based on historical volatility of the price of the Company’s common shares over the expected life of the equity instrument. The risk-free rate of interest is based on a zero-coupon U.S. government instrument over the expected life of the equity instrument. The expected dividend yield is based on actual dividends paid per share and the price of the Company’s common shares. The options granted in 2018 were granted prior to the dividend cancellation and include the expected dividend at the time of the grant date.

Options outstanding and exercisable as of December 31, 2018 and changes during the year ended were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
		(per share)	(in years)
Outstanding at January 1, 2018	2.3	$29.68
Expired or forfeited	(0.3)	$29.50
Granted	0.5	$17.53
Outstanding at December 31, 2018	2.5	$27.05	7	$—
Options exercisable at December 31, 2018	1.5	$30.34	6	$—
Options vested and expected to vest (2) at December 31, 2018	2.4	$27.21	7	$—

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing share price on the last trading day of the year in 2018 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders exercised their options on December 31, 2018. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common shares.

(2)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumption to total outstanding non-vested options.

The aggregate intrinsic value of options exercised was minimal for the years ended December 31, 2018 and 2017, and 2016. The weighted-average, grant-date fair value of stock options granted for the years ended December 31, 2018, 2017 and 2016 was $4.21, $4.57 and $5.37, respectively. Total fair value of stock options vested during the years ended December 31, 2018, 2017 and 2016 was $3.0, $2.4 and $2.6, respectively. There were no options exercised during the year end December 31, 2018. Exercise of options during the years ended December 31, 2017 and 2016 resulted in cash receipts of $0.3 and $0.3, respectively.

Restricted Stock Units

Each RSU provides for the issuance of one common share of the Company at no cost to the holder and are granted to both employees and non-employee directors. RSUs granted to employees prior to 2016 vest after a three-year period. RSUs granted to employees during or after 2016 ratably vest per annum over a three-year period and for non-employee directors cliff vest after

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

one year. During the vesting period, employees and non-employee directors are paid the cash equivalent of dividends on RSUs. Non-vested employee RSUs are forfeited upon termination unless the Board of Directors determines otherwise.

Non-vested RSUs outstanding as of December 31, 2018 and changes during the year ended were as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2018	1.3	$27.76
Forfeited	(0.3)	$21.87
Vested	(0.7)	$28.76
Granted (1)	1.3	$17.34
Non-vested at December 31, 2018	1.6	$19.66

(1)	The RSUs granted during the year ended December 31, 2018 included 0.1 one-year RSUs to non-employee directors under the 1991 Plan. These RSUs had a weighted-average, grant-date fair value of $14.98.

The weighted-average grant-date fair value of RSUs granted for the years ended December 31, 2018, 2017 and 2016 was $17.34, $26.81 and $26.77, respectively. The total fair value of RSUs vested during the years ended December 31, 2018, 2017 and 2016 was $18.9, $13.9 and $7.2, respectively.

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

Non-vested performance shares outstanding as of December 31, 2018 and changes during the year ended were as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2018 (1)	2.5	$31.37
Forfeited	(0.9)	$28.81
Vested	(0.2)	$32.38
Granted	1.6	$22.65
Non-vested at December 31, 2018	3.0	$26.90

(1)
Non-vested performance shares are based on a maximum potential payout. Actual shares vested at the end of the performance period may be less than the maximum potential payout level depending on achievement of the performance objectives, as determined by the Board of Directors.

The weighted-average grant-date fair value of performance shares granted for the years ended December 31, 2018, 2017 and 2016 was $22.65, $31.31 and $26.99, respectively. The total fair value of performance shares vested during the years ended December 31, 2018, 2017 and 2016 was $5.5, $3.6 and $3.1, respectively.

Director Deferred Shares

The Company has a minimal amount of deferred shares which are both vested and outstanding that were issued to non-employee directors under the 1991 Plan and will be issued at the end of the deferral period.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

NOTE 4: INCOME TAXES

The following table presents components of loss from continuing operations before taxes for the years ended December 31:

	2018	2017	2016
Domestic	$(300.9)	$(212.6)	$(219.2)
Foreign	(214.7)	20.7	(29.5)
Total	$(515.6)	$(191.9)	$(248.7)

The following table presents the components of income tax (benefit) expense for the years ended December 31:

	2018	2017	2016
Current
U.S. federal	$0.8	$(5.9)	$(68.6)
Foreign	49.0	72.9	54.0
State and local	1.9	1.7	(10.6)
Total current	51.7	68.7	(25.2)
Deferred
U.S. federal	4.6	7.6	3.6
Foreign	(19.8)	(44.9)	(50.2)
State and local	0.7	(3.1)	2.8
Total deferred	(14.5)	(40.4)	(43.8)
Income tax expense (benefit)	$37.2	$28.3	$(69.0)

In addition to the income tax expense (benefit) listed above for the years ended December 31, 2018, 2017 and 2016, income tax expense (benefit) allocated directly to shareholders equity for the same periods was $4.8, $7.2 and $(1.8), respectively. The income tax expense (benefit) allocated directly to shareholders equity for the years ended December 31, 2018, 2017 and 2016 also includes expense of $11.6, $9.9 and $7.7, respectively, related to current year movement in valuation allowance. Income tax expense (benefit) allocated to discontinued operations for the year ended December 31, 2016 was $93.9.

Income tax expense (benefit) attributable to loss from continuing operations before taxes differed from the amounts computed by applying the U.S. federal income tax rate of 21 percent to pre-tax loss from continuing operations for year ended December 31, 2018 as a result of the Tax Act. The applicable U.S. federal rate of 35 percent to pre-tax loss from continuing operations was used for the years ended December 31, 2017 and 2016. The following table presents these differences for the years ended December 31:

	2018	2017	2016
Statutory tax benefit	$(108.3)	$(67.2)	$(87.0)
Brazil non-taxable incentive	(3.8)	(3.9)	(5.8)
Valuation allowances	80.6	10.5	14.9
Goodwill impairment	41.8	—	—
Foreign tax rate differential	(33.7)	(31.5)	(10.0)
Foreign subsidiary earnings	4.9	14.4	13.7
Accrual adjustments	3.1	4.1	1.1
Tax Act - rate impact on deferred tax balance	(2.5)	45.1	—
Tax Act - deemed repatriation tax	32.6	36.6	—
Business tax credits	(1.1)	(0.6)	(0.7)
Non-deductible (non-taxable) items	18.9	22.1	4.5
Other	4.7	(1.3)	0.3
Income tax expense (benefit)	$37.2	$28.3	$(69.0)

The Tax Act was enacted on December 22, 2017. The Tax Act reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent, required companies to pay a one-time transition tax on earnings for certain foreign subsidiaries and created new

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

taxes on certain foreign sourced earnings. Due to the complexities involved in accounting for the enacted Tax Act, the Company applied the guidance in SAB 118 and a reasonable estimate of the impacts was included for the year ended December 31, 2017. At December 31, 2017, the Company recorded a non-cash charge to tax expense of $81.7 of which $45.1 represented the reduction to deferred income taxes for the income tax rate change and $36.6 related to the one-time transition tax on deferred foreign earnings. As of December 31, 2018, the Company completed the accounting as required under SAB 118 for items previously considered provisional. While the Company was able to make an estimate of the transition tax for 2017, it continued to gather additional information to more precisely compute the amount reported on its 2017 U.S. Federal tax return which was filed in the fourth quarter of 2018. Additionally, the Company was affected by other analyses related to the Tax Act. Transition tax was $41.1 greater than the Company’s initial estimate and was included in tax expense for 2018. Likewise, while the Company was able to make an estimate of the impact of the reduction to the corporate tax rate, in 2018 the Company recorded additional tax benefits of $2.5 as a result of adjustments made to federal temporary differences including a pension contribution made in 2018 that was deductible for 2017 at the higher 35 percent federal tax rate. In 2018, the Company also recorded a tax benefit of $8.5 related to the one-time transition tax for a fiscal year foreign subsidiary. The Company will continue to analyze the full effects of the Tax Act on its financial statements as additional guidance is issued and interpretations evolve.

The effective tax rate for 2018 was 7.2 percent and is primarily due to a goodwill impairment charge, impacts of the Tax Act, valuation allowances on certain foreign and state jurisdictions, foreign tax credits and the higher interest expense burden resulting from the debt restructuring. More specifically, the expense on the loss reflects the reduction of the U.S. federal corporate income tax rate from 35 percent to 21 percent, refinement of the transition tax under SAB 118, a goodwill impairment charge, which for tax purposes is primarily nondeductible and the business interest deduction limitation. As a result of the Company’s debt restructuring activity during the year, a full valuation allowance was required on the current year nondeductible business interest expense. The overall effective tax rate is also impacted by the jurisdictional income (loss) and varying respective statutory rates which is reflected in the foreign tax rate differential caption of the rate reconciliation.

The effective tax rate for 2017 was 14.7 percent on the overall loss from continued operations and is primarily driven by the provisional impacts of the Tax Act. In addition to the impact of the Tax Act, the overall effective tax rate is impacted by the jurisdictional income (loss) and varying respective statutory rates which is reflected in the foreign tax rate differential caption of the rate reconciliation.

The Company recognizes the benefit of tax positions taken or expected to be taken in its tax returns in the consolidated financial statements when it is more likely than not that the position will be sustained upon examination by authorities. Recognized tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.

Details of the unrecognized tax benefits are as follows:

	2018	2017
Balance at January 1	$48.4	$43.2
Increases (decreases) related to prior year tax positions, net	(1.5)	6.1
Increases related to current year tax positions	4.8	7.5
Settlements	(1.5)	(1.8)
Reductions due to lapse of applicable statute of limitations	(0.7)	(6.6)
Balance at December 31	$49.5	$48.4

The entire amount of unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate.

The Company classifies interest expense and penalties related to the underpayment of income taxes in the consolidated financial statements as income tax expense. Consistent with the treatment of interest expense, the Company accrues interest income on overpayments of income taxes where applicable and classifies interest income as a reduction of income tax expense in the consolidated financial statements. As of December 31, 2018 and 2017, accrued interest and penalties related to unrecognized tax benefits totaled $6.3 and $5.5, respectively.

It is reasonably possible that the total amount of unrecognized tax benefits will change during the next 12 months. The Company does not expect those changes to have a significant impact on its consolidated financial statements. The expected timing of payments cannot be determined with any degree of certainty.

During 2018, the Internal Revenue Service (IRS) issued the final Revenue Agent’s Report (RAR) for the tax year 2013 for the Company’s U.S. federal income tax return. The Company agreed to a draft RAR in 2017, effectively settling the findings and accruing all amounts. At December 31, 2018, the Company is under audit by the IRS for the tax year ended December 31, 2016. The Company believes it has adequately provided for any related uncertain tax positions. There are no other outstanding audits by the IRS and

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

all U.S. federal tax years prior to 2014 are closed by statute. The company is subject to tax examination in various U.S. state jurisdictions for tax years 2012 to the present, as well as various foreign jurisdictions for tax years 2011 to the present.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:

	2018	2017
Deferred tax assets
Accrued expenses	$64.0	$43.0
Warranty accrual	6.7	13.5
Deferred compensation	9.6	10.6
Allowances for doubtful accounts	3.2	3.8
Inventories	23.9	14.4
Deferred revenue	28.6	38.1
Pensions, post-retirement and other benefits	76.9	82.6
Tax credits	74.1	81.9
Net operating loss carryforwards (NOL's)	160.0	125.9
Capital loss carryforwards	2.6	2.6
State deferred taxes	19.8	17.4
Other	—	0.8
	469.4	434.6
Valuation allowances	(175.4)	(105.6)
Net deferred tax assets	$294.0	$329.0

Deferred tax liabilities
Property, plant and equipment, net	$3.5	$1.2
Goodwill and intangible assets	245.9	302.8
Undistributed earnings	20.6	16.0
Other	1.7	2.3
Net deferred tax liabilities	271.7	322.3
Net deferred tax asset	$22.3	$6.7

Deferred income taxes reported in the consolidated balance sheets as of December 31 are as follows:

	2018	2017
Deferred income taxes - assets	$243.9	$293.8
Deferred income taxes - liabilities	(221.6)	(287.1)
Net deferred tax asset	$22.3	$6.7

As of December 31, 2018, the Company had domestic and international NOLs of $964.8, resulting in an NOL deferred tax asset of $160.0. Of these NOL carryforwards, $647.2 expire at various times between 2019 and 2039 and $317.6 does not expire. At December 31, 2018, the Company had a domestic foreign tax credit carryforward resulting in a deferred tax asset of $68.4 that will expire between 2020 and 2029 and a general business credit carryforward resulting in a deferred tax asset of $5.7 that will expire between 2035 and 2039.

The Company recorded a valuation allowance to reflect the estimated amount of certain foreign and state deferred tax assets that, more likely than not, will not be realized. The net change in total valuation allowance for the years ended December 31, 2018 and 2017 was an increase of $69.8 and $17.8, respectively. The 2018 valuation allowance increase is driven primarily by current year domestic interest expense in which a full valuation allowance has been placed, domestic foreign tax credits scheduled to expire as well as certain foreign jurisdictions which are now in a three year cumulative loss position.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

For the years ended December 31, 2018 and 2017, provisions were made for foreign withholding taxes and estimated foreign income taxes which may be incurred upon the remittance of certain undistributed earnings in foreign subsidiaries and foreign unconsolidated affiliates. Provisions have not been made for income taxes on $865.4 of undistributed earnings at December 31, 2018 in foreign subsidiaries and corporate joint ventures that were deemed permanently reinvested. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, depends on certain circumstances existing if and when remittance occurs. A deferred tax liability will be recognized if and when the Company no longer plans to permanently reinvest these undistributed earnings.

NOTE 5: INVENTORIES

The following table summarizes the major classes of inventories as of December 31:

	2018	2017
Finished goods	$211.2	$291.0
Service parts	221.6	259.4
Raw materials and work in process	177.3	164.1
Total inventories	$610.1	$714.5

During 2018, the Company re-assessed its inventory and recorded a charge of $74.5 of various finished goods, service parts, and excess and obsolete inventory due to streamlining the Company's product portfolio and optimizing the manufacturing footprint. For December 31, 2017, the Company corrected an immaterial error of $10.9, $11.2 and $0.4 for finished goods, service parts, and raw materials and work in process, respectively, refer to note 1 for additional details.

NOTE 6: PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment, at cost less accumulated depreciation and amortization as of December 31:

	Estimated Useful Life (years)	2018	2017
Land and land improvements	(1)	$15.6	$16.0
Buildings and building improvements	15-30	122.2	112.9
Machinery, tools and equipment	5-12	99.6	108.2
Leasehold improvements (2)	10	26.9	28.3
Computer equipment	3	174.5	153.8
Computer software	5-10	142.9	146.6
Furniture and fixtures	5-8	70.3	73.4
Tooling	3-5	140.9	136.4
Construction in progress		5.3	7.7
Total property plant and equipment, at cost		$798.2	$783.3
Less accumulated depreciation and amortization		494.1	418.8
Total property plant and equipment, net		$304.1	$364.5

(1)	Estimated useful life for land and land improvements is perpetual and 15 years, respectively.

(2)	The estimated useful life for leasehold improvements is the lesser of 10 years or the term of the lease.

During 2018, 2017 and 2016, depreciation expense, computed on a straight-line basis over the estimated useful lives of the related assets, was $105.3, $92.9 and $61.8, respectively. The increase in computer equipment reflects the Company's investment in its IT infrastructure.

NOTE 7: INVESTMENTS

The Company’s investments, primarily in Brazil, consist of certificates of deposit that are classified as available-for-sale and stated at fair value based upon quoted market prices. Unrealized gains and losses are recorded in AOCI. Realized gains and losses are recognized in investment income and are determined using the specific identification method. There were no realized gains from the sale of securities or proceeds from the sale of available-for-sale securities for the years ended December 31, 2018 and 2017.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2018
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

The Company’s investments, respectively, consist of the following:

	Cost Basis	Unrealized Gain	Fair Value
As of December 31, 2018
Short-term investments
Certificates of deposit	$33.5	$—	$33.5
Long-term investments
Assets held in a rabbi trust	$6.5	$(0.2)	$6.3

As of December 31, 2017
Short-term investments
Certificates of deposit	$81.4	$—	$81.4
Long-term investments:
Assets held in a rabbi trust	$8.3	$1.1	$9.4

Securities and other investments also included a cash surrender value of insurance contracts of $11.1 and $79.8 as of December 31, 2018 and 2017, respectively. The decrease was primarily due to the monetization of the Company's investment in the company owned life insurance plans and utilization of short-term investments in Brazil for cash needs across the organization. In addition, it included an interest rate swap asset carrying value of $4.8 and $7.6 as of December 31, 2018 and 2017, respectively, which also represented fair value (refer to note 18).

The Company provides financing arrangements to customers purchasing its products. These financing arrangements are largely classified and accounted for as sales-type leases.

The following table presents finance lease receivables sold by the Company for the years ended December 31:

	2018	2017	2016
Finance lease receivables sold	$11.1	$—	$7.4

The following table presents the components of finance lease receivables as of December 31:

	2018	2017
Gross minimum lease receivable	$39.0	$26.6
Allowance for credit losses	(0.4)	(0.3)
Estimated unguaranteed residual values	0.4	1.1
	39.0	27.4
Less:
Unearned interest income	(3.0)	(1.0)
Unearned residuals	(0.1)	(0.1)
	(3.1)	(1.1)
Total	$35.9	$26.3

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Future minimum payments due from customers under finance lease receivables as of December 31, 2018 are as follows:

2019	$10.8
2020	7.7
2021	6.7
2022	5.6
2023	4.9
Thereafter	3.3
$39.0

The Company's combined allowance for finance receivables and notes receivables was $0.3 and $4.4 for the years ended December 31, 2018 and 2017, respectively, all resulted from individual impairment evaluation. As of December 31, 2018, finance leases and notes receivables individually evaluated for impairment were $35.9 and $4.9, respectively, were assessed with no provision recorded. As of December 31, 2017, finance leases and notes receivables individually evaluated for impairment were $26.3 and $16.0, respectively, were assessed with no provision recorded. The increase in finance lease receivables was related primarily to China while the decrease in notes receivable was related primarily to EMEA.

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
As of December 31, 2018 and 2017, the recorded investment in past-due financing receivables was minimal and no recorded investment in finance receivables was past due 90 days or more and still accruing interest.

The following table summarizes the Company’s allowances for doubtful accounts:

	2018	2017	2016
Balance at January 1	$71.7	$50.4	$31.7
Charged to costs and expenses	22.8	54.9	22.9
Charged to other accounts (1)	(4.1)	1.4	1.7
Deductions (2)	(32.2)	(35.0)	(5.9)
Balance at December 31	$58.2	$71.7	$50.4
(1)    Net effects of foreign currency translation.
(2)    Uncollectible accounts written-off, net of recoveries.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

NOTE 8: GOODWILL AND OTHER ASSETS

The Company’s three reportable operating segments are Eurasia Banking, Americas Banking and Retail. The Company has allocated goodwill to its Eurasia Banking, Americas Banking and Retail reportable operating segments. The changes in carrying amounts, including an immaterial error correction discussed in note 1, of goodwill within the Company's segments are summarized as follows:

	Eurasia Banking	Americas Banking	Retail	Total
Goodwill	$592.2	$423.8	$273.0	$1,289.0
Accumulated impairment losses	(168.7)	(122.0)	—	(290.7)
Balance at January 1, 2017	423.5	301.8	273.0	998.3
Goodwill acquired	2.2	1.8	1.6	5.6
Goodwill adjustment	(1.2)	(1.0)	(0.7)	(2.9)
Currency translation adjustment	46.2	38.3	31.6	116.1
Goodwill	639.4	462.9	305.5	1,407.8
Accumulated impairment losses	(168.7)	(122.0)	—	(290.7)
Balance at December 31, 2017	470.7	340.9	305.5	1,117.1
Transferred to assets held for sale	(0.8)	(0.3)	(45.9)	(47.0)
Currency translation adjustment	(10.0)	(8.3)	(7.2)	(25.5)
Goodwill	628.6	454.3	252.4	1,335.3
Impairment	(153.0)	—	(64.5)	(217.5)
Accumulated impairment losses	(321.7)	(122.0)	(64.5)	(508.2)
Balance at December 31, 2018	$306.9	$332.3	$187.9	$827.1

Goodwill. In the fourth quarter of 2018 in connection with the annual goodwill impairment test, the Company elected to assess goodwill for impairment based on a qualitative assessment, which resulted in a conclusion that no events or changes in circumstance resulted in a situation that would more likely than not reduce the carrying value of a reporting unit below its reported amount. Accordingly, no impairment resulted from the annual goodwill impairment test in any of the Company's reporting units.

During the second quarter of 2018, the Company performed an impairment test of goodwill for all of its LoB reporting units due to the change in its reportable operating segments. Based on the results of the LoB testing, the fair values of each of the Company's reporting units exceed their carrying values except for the Services-AP and Software-EMEA reporting units which resulted in a non-cash impairment loss of $90.0 during the second quarter 2018. During the fourth quarter of 2018, the Company corrected an immaterial error related to the allocation of goodwill as discussed in Note 1, which decreased the second quarter non-cash impairment loss to $83.1.

The Company identified four reporting units, which are Eurasia Banking, Americas Banking, EMEA Retail and Rest of World Retail. Management determined that the Americas Banking and EMEA Retail reporting unit had a cushion of approximately 20 percent and 10 percent, respectively, when compared to their carrying amounts. The Eurasia Banking had minimal excess fair value or cushion when compared to their carrying amounts, but primarily due to the reporting unit's improved performance, it did not indicate any impairment during the qualitative annual goodwill impairment test. Rest of World Retail had no carrying value as of December 31, 2018. Changes in certain assumptions or the Company's failure to execute on the current plan could have a significant impact to the estimated fair value of the reporting units.

During the second and third quarters 2018, the Company estimated the fair value of its reporting units using a combination of the income valuation and market approach methodologies. The determination of the fair value of a reporting unit requires significant estimates and assumptions, including significant unobservable inputs. The key inputs included, but were not limited to, discount rates, terminal growth rates, market multiple data from selected guideline public companies, management’s internal forecasts which include numerous assumptions such as projected net sales, gross profit, sales mix, operating and capital expenditures and earnings before interest and taxes margins, among others.

As a result of certain impairment triggering events, the Company performed an interim impairment test of goodwill for its four reporting units during the third quarter of 2018. Based on the results of the impairment testing, the Company recorded a non-cash goodwill impairment loss of $109.3 related to the Eurasia Banking, EMEA Retail and Rest of World Retail reporting units during the third quarter of 2018. During the fourth quarter of 2018, the Company corrected an immaterial error related to the allocation of goodwill as discussed in Note 1, which increased the third quarter non-cash impairment loss for Eurasia Banking, reduced the non-cash impairment loss for Rest of World Retail and eliminated the non-cash impairment loss for the EMEA Retail

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

reporting unit. This resulted in an additional $25.1 non-cash impairment loss for the third quarter of 2018 for a non-cash impairment loss of $134.4 for the three months ended September 30, 2018 which related to the Eurasia Banking and Rest of World Retail. For the nine months ended September 30, 2018 the Company recorded a $217.5 non-cash goodwill impairment loss.

The Company reclassified $47.0 of goodwill based on relative fair value to assets held for sale in December 2018 related to certain non-core businesses in Europe and the Americas.

During 2017, the $5.6 acquired goodwill from Moxx and Visio primarily related to anticipated synergies achieved through increased scale and higher utilization of the service organization.

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

During the fourth quarter of 2017, the Company recorded a $3.1 impairment charge related to redundant legacy Diebold internally-developed software and an indefinite-lived trade name in North America as a result of the Acquisition.

The following summarizes information on intangible assets by major category:

		December 31, 2018			December 31, 2017
	Weighted-average remaining useful lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships, net	6.7 years	$712.2	$(179.1)	$533.1	$741.5	$(108.2)	$633.3

Internally-developed software	1.6 years	189.6	(118.9)	70.7	192.9	(99.8)	93.1
Development costs non-software	0.9 years	52.5	(44.3)	8.2	55.3	(35.1)	20.2
Other	0.7 years	79.5	(66.9)	12.6	84.5	(57.3)	27.2
Other intangible assets, net		321.6	(230.1)	91.5	332.7	(192.2)	140.5

Total		$1,033.8	$(409.2)	$624.6	$1,074.2	$(300.4)	$773.8

The decrease in the gross carrying amount of intangible assets was due primarily to the impact of the euro. Amortization expense on capitalized software of $33.7, $34.6 and $24.4 was included in cost of sales for 2018, 2017 and 2016, respectively. The Company's total amortization expense, including deferred financing costs, was $153.4, $159.3 and $73.0 for the years ended December 31, 2018, 2017 and 2016, respectively. The increase from 2016 to 2017 related to the incremental amortization related to acquired intangibles in connection with the Acquisition. The expected annual amortization expense is as follows:

Estimated amortization
2019	$128.0
2020	108.8
2021	96.2
2022	92.0
2023	88.6
$513.6

NOTE 9: GUARANTEES AND PRODUCT WARRANTIES

The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, customers, regulatory agencies and insurance providers. If the Company is not able to make payment, the suppliers, customers, regulatory agencies and insurance providers may draw on the pertinent bank. At December 31, 2018, the maximum future contractual obligations relative to these various guarantees totaled $135.2, of which $27.5 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2017, the maximum future payment obligations relative to these various guarantees totaled $195.1, of which $28.0 represented standby letters of credit to insurance providers, and no associated liability was recorded.

The Company provides its customers a standard manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts. The decrease was primarily due to warranties expiring in Brazil and Germany.

Changes in the Company’s warranty liability balance are illustrated in the following table:

	2018	2017
Balance at January 1	$76.7	$101.6
Current period accruals	22.5	36.0
Current period settlements	(52.3)	(65.2)
Currency translation	(6.8)	4.3
Balance at December 31	$40.1	$76.7

NOTE 10: RESTRUCTURING

The following table summarizes the impact of the Company’s restructuring charges on the consolidated statements of operations for the years ended December 31:

	2018	2017	2016
Cost of sales - services	$17.8	$27.3	$18.4
Cost of sales - products	10.8	1.9	7.1
Selling and administrative expense	33.4	21.3	28.8
Research, development and engineering expense	3.0	(1.1)	5.1
Total	$65.0	$49.4	$59.4

The following table summarizes the Company’s restructuring charges by reporting segment for the years ended December 31:

	2018	2017	2016
Severance
Eurasia Banking	$37.1	$24.6	$33.2
Americas Banking	8.9	4.2	13.8
Retail	13.3	14.8	0.7
Corporate	5.7	5.8	11.7
Total	$65.0	$49.4	$59.4

DN Now

During the second quarter of 2018, the Company began implementing DN Now to deliver greater, more sustainable profitability. The plan is anticipating savings of approximately $160 for 2019, of which $130 is related to the restructuring actions in connection with the new customer centric operating model with clear role charters and a global workforce aligned with market demand and the remainder is related to other initiatives. Additional near term activities include divesting of non-core and/or non-accretive businesses, initiating a services modernization plan and rationalizing of the Company's product portfolio. The Company incurred restructuring charges of $58.9 for the year ended December 31, 2018 related to DN Now. The Company anticipates additional restructuring costs of approximately $175 to $200 through the end of the plan primarily related to severance anticipated for completion of the Company's transformation throughout the three solution segments and corporate.

Completed Plans

DN2020 Plan. As of August 15, 2016, the date of the Acquisition, the Company launched a multi-year integration and transformation program, known as DN2020. The Company incurred restructuring charges primarily related to severance of $6.0, $47.0 and $42.8 for the years ended December 31, 2018, 2017 and 2016, respectively, related to this plan.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Strategic Alliance Plan. On November 10, 2016, the Company entered into a strategic alliance with the Inspur Group, a Chinese cloud computing and data center company, to develop, manufacture and distribute Systems solutions in China. The Company incurred restructuring charges of $0.1, $2.4 and $5.7 for the years ended December 31, 2018, 2017 and 2016, respectively, related to this plan.

Delta Program. At the beginning of the 2015, Diebold Nixdorf AG initiated the Delta Program related to restructuring and realignment. As of August 15, 2016, the date of the acquisition of Diebold Nixdorf AG, the restructuring accrual balance acquired was $45.5 and consisted of severance activities. During the third quarter of 2017, the Company recorded a measurement period adjustment of $8.2 to the acquired restructuring accrual resulting in a $37.3 final fair value. The Company incurred restructuring charges of $3.2 for the year ended December 31, 2016 related to this plan.

Multi-Year Transformation Plan. During the first quarter of 2013, the Company announced a multi-year transformation plan. Restructuring charges of $7.7 were incurred for the year ended December 31, 2016. The multi-year transformation plan incurred cumulative total restructuring costs of $105.0 and $3.5 related to severance and other costs, respectively, and was considered complete as of December 31, 2016.

The following table summarizes the Company's cumulative total restructuring costs from continuing operations as of December 31, 2018 for the respective plans:

	Severance
	DN Now	DN2020 Plan	Delta Program	Strategic Alliance	Total
Eurasia Banking	$33.3	$51.5	$0.5	$8.2	$93.5
Americas Banking	8.6	13.6	0.2	—	22.4
Retail	12.5	15.6	0.7	—	28.8
Corporate	4.5	15.1	1.8	—	21.4
Total	$58.9	$95.8	$3.2	$8.2	$166.1

The following table summarizes the Company’s restructuring accrual balances and related activity:

Balance at January 1, 2016	$4.7
Liabilities incurred	59.4
Liabilities acquired	45.5
Liabilities paid/settled	(19.7)
Balance at December 31, 2016	$89.9
Liabilities incurred	49.4
Liabilities acquired	(8.2)
Liabilities paid/settled	(77.1)
Balance at December 31, 2017	$54.0
Liabilities incurred	65.0
Liabilities paid/settled	(62.1)
Balance at December 31, 2018	$56.9

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

NOTE 11: DEBT

Outstanding debt balances were as follows:

	December 31,
	2018	2017
Notes payable – current
Uncommitted lines of credit	$20.9	$16.2
Term Loan A Facility	—	23.0
Delayed Draw Term Loan A Facility	—	17.2
Term Loan A-1 Facility	16.3	—
Term Loan B Facility - USD	4.8	4.8
Term Loan B Facility - Euro	4.8	5.0
Other	2.7	0.5
	$49.5	$66.7
Long-term debt
Revolving credit facility	$125.0	$75.0
Term Loan A Facility	126.3	178.3
Delayed Draw Term Loan A Facility	160.5	226.6
Term Loan A-1 Facility	625.6	—
Term Loan B Facility - USD	413.2	466.7
Term Loan B Facility - Euro	411.9	489.5
2024 Senior Notes	400.0	400.0
Other	2.4	1.4
	2,264.9	1,837.5
Long-term deferred financing fees	(74.9)	(50.4)
	$2,190.0	$1,787.1

As of December 31, 2018, the Company had various international, short-term uncommitted lines of credit with borrowing limits of $48.9. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of December 31, 2018 and 2017 was 8.80 percent and 9.17 percent, respectively. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at December 31, 2018 was $28.0.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

The cash flows related to debt borrowings and repayments were as follows:

	December 31,
	2018	2017
Revolving debt borrowings (repayments), net	$50.0	$75.0

Proceeds from Delayed Draw Term Loan A Facility	$—	$250.0
Proceeds from Term Loan A-1 Facility under the Credit Agreement	650.0	—
Proceeds from Term Loan B Facility - Euro	—	73.3
International short-term uncommitted lines of credit borrowings	75.9	50.8
Other debt borrowings	$725.9	$374.1

Payments on Term Loan A Facility	$(75.0)	$(17.3)
Payments on Delayed Draw Term Loan A Facility	(83.2)	(6.3)
Payments on Term Loan A-1 Facility under the Credit Agreement	(8.1)	—
Payments on Term Loan B Facility - USD	(53.0)	(326.1)
Payments on Term Loan B Facility - Euro	(55.6)	(4.6)
Payments on European Investment Bank	—	(63.1)
International short-term uncommitted lines of credit and other repayments	(62.8)	(41.4)
Other debt repayments	$(337.7)	$(458.8)

The Company had a revolving and term loan credit agreement (the Credit Agreement), with a revolving facility of up to $500.0 (the Revolving Facility) as of December 31, 2018. On December 23, 2020, the Term Loan A Facility will mature and the Revolving Facility will automatically terminate. The weighted-average interest rate on outstanding revolving credit facility borrowings as of December 31, 2018 and December 31, 2017 was 5.97 percent and 3.63 percent, respectively, which is variable based on the London Interbank Offered Rate (LIBOR). The amount available under the revolving credit facility as of December 31, 2018 was $347.5, after excluding $27.5 in letters of credit.

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

The Incremental Amendment also renewed the repricing premium of 1.00 percent in relation to the Term Loan B Facility to the date that is six months after the Incremental Effective Date, removed the requirements to prepay the repriced Dollar Term Loan and the repriced Euro Term Loan upon any asset sale or casualty event if the Company is below a total net leverage ratio of 2.5:1.0 on a pro forma basis for such asset sale or casualty event and provides additional restricted payments and investment carveouts in regards to assets acquired with the Acquisition. All other material provisions under the Credit Agreement were unchanged.

On August 30, 2018, the Company entered into a sixth amendment and incremental amendment (the Sixth Amendment) to its Credit Agreement, which amended the financial covenants and established a new senior secured incremental term A-1 facility in an aggregate principal amount of $650.0 (Term Loan A-1 Facility) and made certain other changes to the Credit Agreement.

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

The interest rate with respect to the Term Loan A-1 Facility is based on, at the Company's option, either the alternative base rate (ABR) plus 8.25 percent or a eurocurrency rate plus 9.25 percent. The Term Loan A-1 Facility will mature in August 2022, the fourth Anniversary of the Sixth Amendment. The Term Loan A-1 Facility is subject to a maximum consolidated net leverage ratio, a minimum consolidated interest coverage ratio and certain covenant reset triggers (Covenant Reset Triggers) as described in the Sixth Amendment. Upon the occurrence of any Covenant Reset Trigger, the financial covenant levels will automatically revert to the previous financial covenant levels in effect prior to the Sixth Amendment.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

The Credit Agreement financial ratios at December 31, 2018 were as follows:

•
a maximum allowable total net debt to adjusted EBITDA leverage ratio of 7.00 to 1.00 as of December 31, 2018 (reducing to 6.50 on June 30, 2020, 6.25 on December 31, 2020, 6.00 on June 30, 2021, and 5.75 on December 31, 2021); and

•	a minimum adjusted EBITDA to net interest expense coverage ratio of not less than 1.38 to 1.00 (increasing to 1.50 on December 31, 2020, and 1.63 on December 31, 2021).

The Company has senior notes due in 2024 (2024 Senior Notes) in the aggregate principal amount of $400.0. The 2024 Senior Notes are and will be guaranteed by certain of the Company’s existing and future domestic subsidiaries.

The Company incurred $39.4 and $1.1 of fees in the years ended December 31, 2018 and 2017, respectively, related to the Credit Agreement, which are amortized as a component of interest expense over the terms.

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

Maturities of long-term debt as of December 31, 2018 are as follows:

Maturities of Long-Term Debt
2019	$49.5
2020	438.2
2021	26.5
2022	603.3
Thereafter	1,196.9
$2,314.4

Interest expense on the Company’s debt instruments for the years ended December 31, 2018, 2017 and 2016 was $127.1, $102.7 and $85.7, respectively.

The Company’s financing agreements contain various restrictive financial covenants, including net debt to capitalization, net debt to EBITDA and net interest coverage ratios. Under the Sixth Amendment, the Term A-1 Facility is under a covenant holiday period until the earlier of any covenant reset trigger or April 1, 2019. As of December 31, 2018, the Company was in compliance with the financial and other covenants in its debt agreements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

NOTE 12: REDEEMABLE NONCONTROLLING INTERESTS

Changes in redeemable noncontrolling interests were as follows:

	2018	2017	2016
Balance at January 1	$492.1	$44.1	$—
Purchase of noncontrolling interests	—	—	44.1
Other comprehensive income	(19.3)	32.8	—
Redemption value adjustment	2.8	32.0	—
Redemption of shares	(345.2)	(3.5)	—
Reclassification of noncontrolling interest	—	386.7	—
Balance at December 31	$130.4	$492.1	$44.1

The Company entered into the DPLTA, which became effective on February 14, 2017, at which time, the carrying value of the noncontrolling interest related to the Diebold Nixdorf AG of $386.7 was reclassified to redeemable noncontrolling interest. For the period of time that the DPLTA is effective, this interest in Diebold Nixdorf AG will remain in redeemable noncontrolling interest and presented outside of equity in the consolidated balance sheets of the Company. As of December 31, 2018 and 2017, the balance related to the redeemable noncontrolling interest related to the Diebold Nixdorf AG ordinary shares the Company did not acquire was $99.1 and $454.6, respectively. The change is primarily related to the redemption of 5.3 Diebold Nixdorf AG ordinary shares in the year ended December 31, 2018. The Company increased its ownership stake in Diebold Nixdorf AG to 28.2 ordinary shares, or approximately 94.7 percent, as of December 31, 2018. In January 2019, the Company increased its ownership stake in Diebold Nixdorf AG to over 95 percent, which resulted in initiating squeeze-out procedures to acquire the remaining outstanding shares.

The DPLTA offers the Diebold Nixdorf AG minority shareholders, at their election, (i) the ability to put their Diebold Nixdorf AG ordinary shares to Diebold KGaA in exchange for cash compensation of €55.02 per Diebold Nixdorf AG ordinary share or (ii) to remain Diebold Nixdorf AG minority shareholders and receive a recurring compensation in cash of €2.82 per Diebold Nixdorf AG ordinary share for each full fiscal year of Diebold Nixdorf AG. The redemption value adjustment includes the updated cash compensation pursuant to the DPLTA. A portion of the proceeds of the Term Loan A-1 Facility are restricted to fund the purchase of the remaining shares of Diebold Nixdorf AG not owned by the Company and are included in restricted cash in the consolidated balance sheets.

The remaining balance relates to certain noncontrolling interests in Europe, which have put right redemption features not in control of the Company that are included in redeemable noncontrolling interests. The results of operations for these redeemable noncontrolling interests were not significant.

The ultimate amount and timing of any future cash payments related to the put rights are uncertain.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

NOTE 13: ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the years ended December 31:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-Retirement Benefits	Other	Accumulated Other Comprehensive Loss
Balance at December 31, 2016	$(251.2)	$(5.7)	$4.6	$(89.3)	$0.3	$(341.3)
Other comprehensive income (loss) before reclassifications (1)	134.4	0.6	3.9	3.4	(0.2)	142.1
Amounts reclassified from AOCI	—	—	(0.4)	3.3	—	2.9
Net current period other comprehensive income (loss)	134.4	0.6	3.5	6.7	(0.2)	145.0
Balance at December 31, 2017	$(116.8)	$(5.1)	$8.1	$(82.6)	$0.1	$(196.3)
Adoption of accounting standard	(9.1)	(1.0)	1.3	(20.2)	—	(29.0)
Other comprehensive income (loss) before reclassifications (1)	(65.6)	4.2	(1.4)	(18.6)	—	(81.4)
Amounts reclassified from AOCI	—	—	2.6	0.4	—	3.0
Net current period other comprehensive income (loss)	(74.7)	3.2	2.5	(38.4)	—	(107.4)
Balance at December 31, 2018	$(191.5)	$(1.9)	$10.6	$(121.0)	$0.1	$(303.7)

(1)
Other comprehensive income (loss) before reclassifications within the translation component excludes (gains)/losses of $3.9 and $(5.9) and translation attributable to noncontrolling interests for December 31, 2018 and 2017, respectively.

The following table summarizes the details about amounts reclassified from AOCI for the years ended December 31:

	2018	2017
	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations
Interest rate hedges (net of tax of $(0.6) and (0.1), respectively)	$2.6	$(0.4)	Interest expense
Pension and post-retirement benefits:
Net actuarial losses recognized during the year (net of tax of $(1.1) and $(3.3), respectively)	4.8	2.2	(1)
Net actuarial gains (losses) recognized due to settlement (net of tax of $(1.3) and $0.4, respectively)	(3.5)	(0.2)	(1)
Currency impact (net of tax of $(0.3) and $(1.9), respectively)	(0.9)	1.3	(1)
	0.4	3.3
Total reclassifications for the period	$3.0	$2.9

(1)	Pension and other post-retirement benefits AOCI components are included in the computation of net periodic benefit cost (refer to note 15 ).

NOTE 14: ACQUISITIONS AND DIVESTITURES

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

During 2017, the Company divested its legacy Diebold business in the U.K. to Cennox Group for $5.0, fulfilling the requirements previously set forth by the U.K. Competition and Markets Authority. The divestiture closed on June 30, 2017. The legacy, independent Wincor Nixdorf U.K. and Ireland business will be completely integrated into the global Diebold Nixdorf operations and brand. As part of the Company's routine efforts to evaluate its business operations, during 2017, the Company agreed to sell its ES businesses located in Mexico and Chile to a wholly-owned subsidiary of Securitas AB and Avant, respectively. The Company

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

recorded a pre-tax gain of $2.2 related to these transactions. The combined net sales of the divestitures represented less than one percent of total net sales of the Company for 2018, 2017 and 2016.

In February 2016, the Company finalized its divestiture of its wholly-owned ES subsidiary located in the U.S. and Canada for an aggregate purchase price of $350.0 in cash, 10.0 percent of which was contingent based on the successful transition of certain customer relationships. The Company received payment and recorded a pre-tax gain of $239.5 on the ES divestiture, which was recognized during 2016. Cash flows provided or used by the NA ES business are presented as cash flows from discontinued operations for all of the periods presented. The results of operations, financial position and cash flows from the NA ES business were not included in the Company's financial statements from the closing date.

The following summarizes select financial information included in income from discontinued operations, net of tax:

For the year ended December 31, 2016
Net sales
Services	$16.3
Products	8.5
24.8
Cost of sales
Services	15.1
Products	6.9
22.0
Gross profit	2.8
Selling and administrative expense	4.8
Loss from discontinued operations before taxes	(2.0)
Income tax benefit	(0.7)
(1.3)

Gain on sale of discontinued operations before taxes	239.5
Income tax expense	94.5
Gain on sale of discontinued operations, net of tax	145.0
Income from discontinued operations, net of tax	$143.7

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

The Company's non-U.S. benefit plans cover eligible employees located predominately in Germany, Switzerland, Belgium, the U.K. and France. Benefits for these plans are based primarily on each employee's final salary, with annual adjustments for inflation. The obligations in Germany consist of employer funded pension plans and deferred compensation plans. The employer funded pension plans are based upon direct performance-related commitments in terms of defined contribution plans. Each beneficiary receives, depending on individual pay-scale grouping, contractual classification, or income level, different yearly contributions. The contribution is multiplied by an age factor appropriate to the respective pension plan and credited to the individual retirement account of the employee. The retirement accounts may be used up at retirement by either a one-time lump-sum payout or payments of up to ten years. In Switzerland, the post-employment benefit plan is required due to statutory provisions. The employees receive their pension payments as a function of contributions paid, a fixed interest rate and annuity factors. Insured events for these plans are primarily disability, death and reaching of retirement age.

In the Netherlands, the Company recognized a curtailment gain of $4.6 in 2016 related to its Netherlands' SecurCash B.V. plan due to a restructuring and cessation of accruals in the plan as of December 31, 2016. A transfer to an industry-wide pension fund

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

occurred in early 2017, which transferred $186.8 of obligations and assets and is included in the settlements caption in the following tables. Final settlement accounting for this plan took place and resulted in $0.4 of income for the year ended December 31, 2017.

The Company has other defined benefit plans outside the U.S., which have not been mentioned here due to their insignificance.

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
FORM 10-K as of December 31, 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

The following tables set forth the change in benefit obligation, change in plan assets, funded status, consolidated balance sheet presentation and net periodic benefit cost for the Company’s defined benefit pension plans and other benefits at and for the years ended December 31:

	Retirement Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans
	2018	2017	2018	2017	2018	2017
Change in benefit obligation
Benefit obligation at beginning of year	$569.0	$554.5	$452.0	$546.9	$9.9	$10.8
Service cost	3.9	3.9	11.0	10.5	—	—
Interest cost	20.6	22.9	6.2	5.7	0.4	0.4
Actuarial (gain) loss	(41.3)	17.9	(3.5)	7.5	(1.6)	(0.5)
Plan participant contributions	—	—	1.4	1.3	—	—
Benefits paid	(30.0)	(30.2)	(17.3)	(10.0)	(0.8)	(0.8)
Plan amendments	—	—	—	(0.8)	—	—
Special termination benefits	—	—	—	0.1	—	—
Settlements	—	—	(7.7)	(191.4)	—	—
Foreign currency impact	—	—	(18.1)	59.2	—	—
Acquired benefit plans and other	—	—	2.5	23.0	7.4	—
Benefit obligation at end of year	522.2	569.0	426.5	452.0	15.3	9.9
Change in plan assets
Fair value of plan assets at beginning of year	378.7	351.7	359.5	482.9	—	—
Actual return on plan assets	(20.3)	53.6	2.2	12.7	—	—
Employer contributions	17.6	3.6	16.9	1.3	0.8	0.8
Plan participant contributions	—	—	1.4	1.3	—	—
Benefits paid	(30.0)	(30.2)	(17.3)	(10.0)	(0.8)	(0.8)
Foreign currency impact	—	—	(14.4)	51.7	—	—
Acquired benefit plans and other	—	—	0.3	11.0	—	—
Settlements	—	—	(7.7)	(191.4)	—	—
Fair value of plan assets at end of year	346.0	378.7	340.9	359.5	—	—
Funded status	$(176.2)	$(190.3)	$(85.6)	$(92.5)	$(15.3)	$(9.9)
Amounts recognized in balance sheets
Noncurrent assets	$—	$0.3	$—	$6.9	$—	$—
Current liabilities	3.4	3.5	3.2	3.2	1.1	1.1
Noncurrent liabilities (1)	172.7	187.1	82.4	96.2	14.2	8.8
Accumulated other comprehensive loss:
Unrecognized net actuarial gain (loss) (2)	(151.3)	(154.4)	19.0	27.7	(6.3)	(0.5)
Unrecognized prior service benefit (cost) (2)	—	—	0.7	0.8	—	—
Net amount recognized	$24.8	$35.9	$105.3	$121.0	$9.0	$9.4

(1)	Included in the consolidated balance sheets in pensions, post-retirement and other benefits.

(2)	Represents amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

	Retirement Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans
	2018	2017	2018	2017	2018	2017
Change in accumulated other comprehensive loss
Balance at beginning of year	$(154.4)	$(170.1)	$28.5	$27.7	$(0.5)	$(1.1)
Prior service cost occurring during the year	—	—	—	0.9	—	—
Net actuarial losses recognized during the year	6.6	5.9	(0.7)	(0.4)	—	—
Net actuarial gains (losses) occurring during the year	(3.6)	9.8	(4.9)	0.7	1.6	0.6
Net actuarial losses recognized due to settlement	—	—	(2.2)	(0.6)	—	—
Acquired benefit plans and other	—	—	(0.3)	(3.0)	(7.4)	—
Foreign currency impact	—	—	(0.6)	3.2	—	—
Balance at end of year	$(151.4)	$(154.4)	$19.8	$28.5	$(6.3)	$(0.5)

	Retirement Benefits						Other Benefits
	U.S. Plans			Non-U.S. Plans
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Components of net periodic benefit cost
Service cost	$3.9	$3.9	$3.5	$11.0	$10.5	$5.5	$—	$—	$—
Interest cost	20.6	22.9	24.7	6.2	5.7	2.7	0.4	0.4	0.5
Expected return on plan assets	(24.6)	(25.9)	(27.0)	(10.5)	(4.5)	(3.5)	—	—	—
Recognized net actuarial loss	6.6	5.9	5.5	(0.7)	(0.4)	—	—	—	0.2
Curtailment (gain) loss	—	—	—	—	0.1	(4.6)	—	—	—
Settlement gain	—	—	—	(2.2)	(0.6)	—	—	—	—
Net periodic benefit cost	$6.5	$6.8	$6.7	$3.8	$10.8	$0.1	$0.4	$0.4	$0.7

The following table represents information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31:

	U.S. Plans		Non-U.S. Plans
	2018	2017	2018	2017
Projected benefit obligation	$522.2	$569.0	$426.5	$452.0
Accumulated benefit obligation	$522.2	$569.0	$409.7	$439.5
Fair value of plan assets	$346.0	$378.7	$340.9	$359.5

The following table represents the weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans
	2018	2017	2018	2017	2018	2017
Discount rate	4.34%	3.71%	1.60%	1.45%	4.34%	3.71%
Rate of compensation increase	N/A	N/A	2.82%	2.75%	N/A	N/A

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

The following table represents the weighted-average assumptions used to determine periodic benefit cost at December 31:

	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans
	2018	2017	2018	2017	2018	2017
Discount rate	3.71%	4.24%	1.45%	1.47%	3.71%	4.24%
Expected long-term return on plan assets	6.80%	7.40%	2.97%	1.34%	N/A	N/A
Rate of compensation increase	N/A	N/A	2.75%	2.76%	N/A	N/A

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

The following table represents assumed healthcare cost trend rates at December 31:

	2018	2017
Healthcare cost trend rate assumed for next year	6.5%	6.8%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that rate reaches ultimate trend rate	2025	2025

The healthcare trend rates for the postemployment benefits plans in the U.S. are reviewed based upon the results of actual claims experience. The Company used initial healthcare cost trends of 6.5 percent and 6.8 percent in 2018 and 2017, respectively, with an ultimate trend rate of 5.0 percent reached in 2025. Assumed healthcare cost trend rates have a modest effect on the amounts reported for the healthcare plans.

A one-percentage-point change in assumed healthcare cost trend rates results in a minimal impact to total service and interest cost and post-retirement benefit obligation.

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

In connection with the Acquisition, the Company also acquired plan assets that had been created in June 2006 as part of a Contractual Trust Arrangement (CTA), under which company assets have been irrevocably transferred to a registered association (Alme Pension Foundation) for the exclusive purpose of securing and funding pension and other postemployment benefits obligations to employees in Belgium, Germany, France and Switzerland. The association is investing in current and non-current assets, using a funding strategy that is reviewed on a regular basis by analyzing asset development as well as the current situation of the financial market.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

The following table summarizes the Company’s target allocation for these asset classes in 2019, which are readjusted at least quarterly within a defined range for the U.S., and the Company’s actual pension plan asset allocation as of December 31, 2018 and 2017:

	U.S. Plans			Non-U.S. Plans
	Target	Actual		Target	Actual
	2019	2018	2017	2019	2018	2017
Equity securities	45%	44%	46%	40%	40%	24%
Debt securities	40%	41%	40%	27%	27%	26%
Real estate	5%	6%	5%	10%	10%	11%
Other	10%	9%	9%	23%	23%	39%
Total	100%	100%	100%	100%	100%	100%

The following table summarizes the fair value categorized into a three level hierarchy, as discussed in note 1, based upon the assumptions (inputs) of the Company’s plan assets as of December 31, 2018:

	U.S. Plans				Non-U.S. Plans
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Cash and short-term investments	$3.0	$3.0	$—	$—	$34.0	$34.0	$—	$—
Mutual funds	26.8	26.8	—	—	125.2	125.2	—	—
Equity securities
U.S. mid cap value	—	—	—	—	3.1	3.1	—	—
U.S. small cap core	17.2	17.2	—	—	0.3	0.3	—	—
International developed markets	34.5	34.5	—	—	7.7	7.7	—	—
Emerging markets	17.8	—	17.8	—	0.4	0.4	—	—
Fixed income securities
U.S. corporate bonds	45.6	—	45.6	—	—	—	—	—
International corporate bonds	—	—	—	—	76.8	1.3	75.5	—
U.S. government	7.4	—	7.4	—	—	—	—	—
Fixed and index funds	0.1	—	0.1	—	14.7	14.7	—	—
Common collective trusts
Real estate (a)	20.8	—	—	20.8	5.0	—	5.0	—
Other (b)	145.6	—	145.6	—	—	—	—	—
Alternative investments
Multi-strategy hedge funds (c)	19.3	—	—	19.3	—	—	—	—
Private equity funds (d)	7.9	—	—	7.9	—	—	—	—
Other alternative investments (e)	—	—	—	—	73.7	—	1.9	71.8
Fair value of plan assets at end of year	$346.0	$81.5	$216.5	$48.0	$340.9	$186.7	$82.4	$71.8

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2018
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

(a)
Real estate common collective trust. The objective of the real estate common collective trust (CCT) is to achieve long-term returns through investments in a broadly diversified portfolio of improved properties with stabilized occupancies. As of December 31, 2018, investments in this CCT, for U.S. plans, included approximately 37 percent office, 23 percent residential, 26 percent retail and 14 percent industrial, cash and other. As of December 31, 2017, investments in this CCT, for U.S. plans, included approximately 41 percent office, 21 percent residential, 27 percent retail and 11 percent industrial, cash and other. Investments in the real estate CCT can be redeemed once per quarter subject to available cash, with a 30-day notice.

(b)
Other common collective trusts. At December 31, 2018, approximately 61 percent of the other CCTs are invested in fixed income securities including approximately 23 percent in mortgage-backed securities, 51 percent in corporate bonds and 26 percent in U.S. Treasury and other. Approximately 39 percent of the other CCTs at December 31, 2018 are invested in Russell 1000 Fund large cap index funds. At December 31, 2017, approximately 59 percent of the other CCTs are invested in fixed-income securities including approximately 15 percent in mortgage-backed securities, 54 percent in corporate bonds and 31 percent in U.S. Treasury and other. Approximately 41 percent of the other CCTs at December 31, 2017 are invested in Russell 1000 Fund large cap index funds. Investments in fixed-income securities can be redeemed daily.

(c)
Multi-strategy hedge funds. The objective of the multi-strategy hedge funds is to diversify risks and reduce volatility. At December 31, 2018 and 2017, investments in this class for U.S. plans include approximately 44 percent and 50 percent long/short equity, respectively, 54 percent and 45 percent arbitrage and event investments, respectively, and 2 percent and 5 percent in directional trading, fixed income and other, respectively. Investments in the multi-strategy hedge fund can be redeemed semi-annually with a 95-day notice.

(d)
Private equity funds. The objective of the private equity funds is to achieve long-term returns through investments in a diversified portfolio of private equity limited partnerships that offer a variety of investment strategies, targeting low volatility and low correlation to traditional asset classes. As of December 31, 2018 and 2017, investments in these private equity funds include approximately 43 percent and 42 percent, respectively, in buyout private equity funds that usually invest in mature companies with established business plans, approximately 34 percent and 25 percent, respectively, in special situations private equity and debt funds that focus on niche investment strategies and approximately 23 percent and 33 percent respectively, in venture private equity funds that invest in early development or expansion of business. Investments in the private equity fund can be redeemed only with written

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

consent from the general partner, which may or may not be granted. At December 31, 2018 and 2017, the Company had unfunded commitments of underlying funds of $5.5 in both years.

(e)
Other alternative investments. Following the Acquisition, the Company’s plan assets were expanded with a combination of insurance contracts, multi-strategy investment funds and company-owned real estate. The fair value for these assets is determined based on the NAV as reported by the underlying investment manager, insurance companies and the trustees of the CTA.

The following table summarizes the changes in fair value of level 3 assets for the years ended December 31:

	U.S. Plans		Non-U.S. Plans
	2018	2017	2018	2017
Balance, January 1	$47.2	$47.4	$81.8	$230.6
Dispositions	(2.8)	(4.3)	4.9	(175.3)
Realized and unrealized gain (loss), net	3.6	4.1	(14.9)	26.5
Balance, December 31	$48.0	$47.2	$71.8	$81.8

The following table represents the amortization amounts expected to be recognized during 2019:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits
Amount of net loss (gain)	$5.0	$(1.5)	$—

The Company contributed $34.5 to its retirement plans, including contributions to the nonqualified plan and benefits paid from company assets. In 2018, the Company received a reimbursement of $14.6 from the CTA assets to the Company for benefits paid directly from company assets, and $0.8 to its other post-retirement benefit plan during the year ended December 31, 2018. The Company expects to contribute approximately $1 to its other post-retirement benefit plan and expects to contribute approximately $50 to its retirement plans, including the nonqualified plan, as well as benefits payments directly from the Company during the year ending December 31, 2019. The Company anticipates reimbursement of approximately $13 for certain benefits paid from its trustee in 2019. The following benefit payments, which reflect expected future service, are expected to be paid:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits	Other Benefits after Medicare Part D Subsidy
2019	$28.4	$30.8	$0.9	$0.8
2020	$29.1	$27.9	$0.9	$0.8
2021	$29.8	$27.9	$0.8	$0.8
2022	$30.4	$25.1	$0.8	$0.7
2023	$30.9	$31.7	$0.8	$0.7
2024-2028	$160.4	$132.9	$3.1	$2.8

Retirement Savings Plan. The Company offers employee 401(k) savings plans (Savings Plans) to encourage eligible employees to save on a regular basis by payroll deductions. The Company's basic match is 60 percent of the first 6 percent of a participant's qualified contributions, subject to IRS limits.

The Company match is determined by the Board of Directors and evaluated at least annually. Total Company match was $10.3, $8.2 and $8.3 for the years ended December 31, 2018, 2017 and 2016, respectively. In January 2019, the Company suspended its match to the Savings Plans.

Deferred Compensation Plans. The Company has deferred compensation plans in the U.S. and Germany that enable certain employees to defer a portion of their cash wages, cash bonus, 401(k) or other compensation and non-employee directors to defer receipt of director fees at the participants’ discretion. For deferred cash-based compensation and 401(k), the Company established rabbi trusts in the U.S., which are recorded at fair value of the underlying securities within securities and other investments. The related deferred compensation liabilities are recorded at fair value within other long-term liabilities. Realized and unrealized gains and losses on marketable securities in the rabbi trusts are recognized in interest income with corresponding changes in the Company’s deferred compensation obligation recorded as compensation cost within selling and administrative expense.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

NOTE 16: LEASES

The Company’s future minimum lease payments due under non-cancellable operating leases for real estate, vehicles and other equipment at December 31, 2018 are as follows:

	Total	Real Estate	Vehicles and Equipment (a)
2019	$81.4	$50.0	$31.4
2020	57.6	33.8	23.8
2021	35.9	26.8	9.1
2022	22.9	19.6	3.3
2023	17.4	16.0	1.4
Thereafter	8.6	8.6	—
	$223.8	$154.8	$69.0

(a)
The Company leases vehicles with contractual terms of 36 to 60 months that are cancellable after 12 months without penalty. Future minimum lease payments reflect only the minimum payments of the historical average holding period of these vehicles.

Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rental expense under all lease agreements amounted to $123.2, $125.4 and $84.3 for the years ended December 31, 2018, 2017 and 2016, respectively.

NOTE 17: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate and foreign exchange rate risk, through the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business or financing activities. The Company’s derivative foreign currency instruments are used to manage differences in the amount of the Company’s known or expected cash receipts and cash payments principally related to the Company’s non-functional currency assets and liabilities. The Company's interest rate derivatives are used to manage the differences in amount due to variable interest rate borrowings.

The Company uses derivatives to mitigate the economic consequences associated with fluctuations in currencies and interest rates. The following table summarizes the gain (loss) recognized on derivative instruments:

Derivative instrument	Classification on consolidated statement of operations	2018	2017	2016
Non-designated hedges and interest rate swaps	Interest expense	$(2.9)	$(4.3)	$(5.1)
Foreign currency option contracts gain - acquisition related	Miscellaneous, net	—	—	35.6
Foreign exchange forward contracts and cash flow hedges	Net sales	2.4	—	—
Foreign exchange forward contracts and cash flow hedges	Cost of Sales	0.6	—	—
Foreign exchange forward contracts and cash flow hedges	Foreign exchange gain (loss), net	(10.4)	6.3	4.4
Foreign exchange forward contracts - acquisition related	Miscellaneous, net	—	—	(26.4)
Total		$(10.3)	$2.0	$8.5

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

As a result of the adoption of ASU 2017-12 $2.4 and $0.6 was included in net sales and cost of sales, respectively for the year ended December 31, 2018, which would have been included in foreign exchange gain (loss), net in the prior period.

FOREIGN EXCHANGE

Net Investment Hedges.The Company has international subsidiaries with net balance sheet positions that generate cumulative translation adjustments within AOCI. The Company uses derivatives to manage potential changes in value of its net investments. The Company uses the forward-to-forward method for its quarterly measurement of ineffectiveness assessments of hedge effectiveness. No ineffectiveness results if the notional amount of the derivative matches the portion of the net investment designated as being hedged because the Company uses derivative instruments with underlying exchange rates consistent with its functional currency and the functional currency of the hedged net investment. Changes in value that are deemed effective are accumulated in AOCI where they will remain until they are reclassified to income together with the gain or loss on the entire investment upon substantial liquidation of the subsidiary. The fair value of the Company’s net investment hedge contracts were $0.0 and $2.0 as of December 31, 2018 and 2017, respectively. The gain (loss) recognized in AOCI on net investment hedge derivative instruments was $9.1 and $(2.2) for the years ended December 31, 2018 and 2017, respectively.

On August 15, 2016, the Company designated its euro-denominated Term Loan B Facility as a net investment hedge of its investments in certain subsidiaries that use the euro as their functional currency in order to reduce volatility in stockholders' equity caused by the changes in foreign currency exchange rates of the euro with respect to the USD. Effectiveness is assessed at least quarterly by confirming that the respective designated net investments' net equity balances at the beginning of any period collectively continues to equal or exceed the balance outstanding on the Company's euro-denominated term loan. Changes in value that are deemed effective are accumulated in AOCI. When the respective net investments are sold or substantially liquidated, the balance of the cumulative translation adjustment in AOCI will be reclassified into earnings. The net gain (loss) recognized in AOCI on net investment hedge foreign currency borrowings was $4.9 and $(41.3) for the years ended December 31, 2018 and 2017, respectively. On March 30, 2017, the Company de-designated €130.6 of its euro-denominated Term Loan B Facility and on May 9, 2017, the Company designated an additional €66.8 of its euro-denominated Term Loan B Facility as a result of its repricing described under note 11. On September 21, 2017, the Company de-designated €101.1 of its euro-denominated Term Loan B Facility. On June 21, 2018, the Company re-designated €30.2 of its euro-denominated Term Loan B Facility. On July 23, 2018, the Company de-designated €180.2 of its euro-denominated Term Loan B Facility. On October 1, 2018 the Company de-designated €29.2 of its euro-denominated Term Loan B Facility.

Non-Designated Hedges. A substantial portion of the Company’s operations and revenues are international. As a result, changes in foreign exchange rates can create substantial foreign exchange gains and losses from the revaluation of non-functional currency monetary assets and liabilities. The Company’s policy allows the use of foreign exchange forward contracts with maturities of up to 24 months to mitigate the impact of currency fluctuations on those foreign currency asset and liability balances. The Company elected not to apply hedge accounting to its foreign exchange forward contracts. Thus, spot-based gains/losses offset revaluation gains/losses within foreign exchange loss, net and forward-based gains/losses represent interest expense or income. The fair value of the Company’s non-designated foreign exchange forward contracts was $0.5 and $(4.9) as of December 31, 2018 and 2017, respectively.

Cash Flow Hedges. The Company is exposed to fluctuations in various foreign currencies against its functional currency. At the Company, both sales and purchases are transacted in foreign currencies. Wincor Nixdorf International GmbH (WNI) is the Diebold Nixdorf AG currency management center. Currency risks in the aggregate are identified, quantified, and controlled at the WNI treasury center, and furthermore, it provides foreign currencies if necessary. The Diebold Nixdorf AG subsidiaries are primarily exposed to the GBP as the EUR is its functional currency. This risk is considerably reduced by natural hedging (i.e. management of sales and purchases by choice location and suppliers). For the remainder of the risk that is not naturally hedged, foreign currency forwards are used to manage the exposure between EUR-GBP.

Derivative transactions are recorded on the balance sheet at fair value. For transactions designated as cash flow hedges, the effective portion of changes in the fair value are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged forecasted transactions impact earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. As of December 31, 2018, the Company had the following outstanding foreign currency derivatives that were used to hedge its foreign exchange risks:

Foreign Currency Derivative	Number of Instruments	Notional Sold		Notional Purchased
Currency forward agreements (EUR-GBP)	12	27.5	GBP	30.9	EUR

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

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

During November 2016, the Company entered into multiple pay-fixed, receive-variable interest rate swaps with an aggregate notional amount of $400.0. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The fair value of the Company’s interest rate contracts was $10.1 and $9.8 as of December 31, 2018 and 2017, respectively.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company estimates that a minimal amount will be reclassified as a decrease to interest expense over the next year.

The Company has an interest rate swap for a notional amount of €50.0, which was entered into in May 2010 with a ten-year term from October 1, 2010 until September 30, 2020. This interest rate swap mitigated the interest rate risk associated with the European Investment Bank debt, which was paid in full during 2017. For this interest swap, the three-month EURIBOR is received and a fixed interest rate of 2.97 percent is paid. The fair value, which is measured at market prices, as of December 31, 2018 and 2017, was $(3.6) and $(5.5), respectively. The interest rate swap is not designated and changes in the fair value of non-designated interest rate swap agreements are recognized in Miscellaneous, net in the consolidated statements of operations. The Company recognized $1.9 and $1.4 in interest expense for the years ended December 31, 2018 and 2017, respectively.

Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any additional derivatives that are not designated as hedges.

NOTE 18: FAIR VALUE OF ASSETS AND LIABILITIES

Assets and liabilities subject to fair value measurement by fair value level and recorded at fair value are as follows:

	Classification on consolidated balance sheets	December 31, 2018		December 31, 2017
		Level 1	Level 2	Level 1	Level 2
Assets
Certificates of deposit	Short-term investments	$33.5	$—	$81.4	$—
Assets held in rabbi trusts	Securities and other investments	6.3	—	9.4	—
Foreign exchange forward contracts	Other current assets	—	3.4	—	6.7
Interest rate swaps	Other current assets	—	5.3	—	2.2
Interest rate swaps	Securities and other investments	—	4.8	—	7.6
Total		$39.8	$13.5	$90.8	$16.5

Liabilities
Foreign exchange forward contracts	Other current liabilities	$—	$3.1	$—	$10.2
Interest rate swaps	Other current liabilities	—	3.6	—	5.5
Deferred compensation	Other liabilities	6.3	—	9.4	—
Total		$6.3	$6.7	$9.4	$15.7

The Company uses the end of the period when determining the timing of transfers between levels. During each of the years ended December 31, 2018 and 2017, there were no transfers between levels.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

The carrying amount of the Company's debt instruments approximates fair value except for the 2024 Senior Notes. The fair value of the 2024 Senior Notes is summarized as follows:

	December 31, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
2024 Senior Notes	$242.0	$400.0	$425.0	$400.0

Refer to note 11 for further details surrounding the increase in long-term debt as of December 31, 2018. Additionally, the Company remeasures certain assets to fair value, using Level 3 measurements, as a result of the occurrence of triggering events. In each of the second and third quarters of 2018, in connection with certain triggering events, the Company performed an impairment test of goodwill for all of its reporting units. See note 8 for further details. Besides goodwill from certain reporting units noted above, there were no significant assets or liabilities that were remeasured at fair value on a non-recurring basis during the period presented.

NOTE 19: COMMITMENTS AND CONTINGENCIES

Contractual Obligations

At December 31, 2018, the Company had purchase commitments due within one year totaling $5.3 for materials and services through contract manufacturing agreements at negotiated prices. The amounts purchased under these obligations totaled $8.9 in 2018. The Company guarantees a fixed cost of certain products used in production to its strategic partners. Variations in the products costs are absorbed by the Company.

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

At December 31, 2018, the Company was a party to several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the consolidated financial statements would not be materially affected by the outcome of these indirect tax claims and/or proceedings or asserted claims.

In addition to these routine indirect tax matters, the Company was a party to the proceedings described below:

The Company has challenged multiple customs rulings in Thailand seeking to retroactively collect customs duties on previous imports of ATMs. In August 2017, the Supreme Court of Thailand ruled in the Company's favor in one of the matters, finding that Customs' attempt to collect duties for importation of ATMs was improper. The surviving matters remain at various stages of the appeals process and the Company will use the Supreme Court's decision in support of its position in those matters. Management remains confident that the Company has a valid legal position in these appeals. Accordingly, the Company does not have any amount accrued for this contingency.

At December 31, 2017, the Company had an accrual related to the Brazil indirect tax of $4.9, which related to allegations of improper importation of certain components into Brazil's free trade zone that would nullify certain indirect tax incentives. During 2018, the statute of limitations expired and the entire accrual was reversed.

A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated accrual. The Company estimated the aggregate risk at December 31, 2018 to be up to $106.1 for its material indirect tax matters, of which $27.0 related to the Thailand customs matter disclosed above. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Legal Contingencies

At December 31, 2018, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate were considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims.

In addition to these normal course of business litigation matters, the Company was a party to the proceedings described below:
Diebold KGaA is a party to appraisal proceedings (Spruchverfahren) relating to the DPLTA entered into by Diebold KGaA and Diebold Nixdorf AG on September 26, 2016, pending at the District Court (Landgericht) of Dortmund (Germany). The appraisal proceedings were filed by minority shareholders of Diebold Nixdorf AG challenging the adequacy of both the cash exit compensation of €55.02 per Diebold Nixdorf AG share and the annual recurring compensation of €2.82 per Diebold Nixdorf AG share offered in connection with the DPLTA. A ruling by the court would apply to all Diebold Nixdorf AG shares outstanding at the time the DPLTA became effective. While the Company believes that the compensation offered in connection with the DPLTA was fair and the claims lack merit, this matter is still at a preliminary stage and the outcome is uncertain. As a result, the Company is unable to reasonably estimate the possible loss or range of losses, if any, arising from this litigation.

NOTE 20: SEGMENT AND NET SALES INFORMATION

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

Segment revenue represents revenues from sales to external customers. Segment operating profit is defined as revenues less expenses identifiable to those segments. The Company does not allocate to its segments certain operating expenses, managed at the corporate level, that are not routinely used in the management of the segments, or information that is impractical to allocate. These unallocated costs include certain corporate costs, amortization of acquired intangible assets and deferred revenue, restructuring charges, impairment charges, legal, indemnification, and professional fees related to acquisition and divestiture expenses, along with other income (expenses). Segment operating profit reconciles to consolidated loss before income taxes by deducting corporate costs and other income or expense items that are not attributed to the segments. Corporate charges not allocated to segments include headquarter-based costs associated with procurement, human resources, compensation and benefits, finance and accounting, global development/engineering, global strategy/mergers and acquisitions, global IT, tax, treasury and legal. Assets are not allocated to segments, and thus are not included in the assessment of segment performance, and consequently, the Company does not disclose total assets and depreciation and amortization expense by reportable operating segment.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

The following tables represent information regarding the Company’s segment information and provides a reconciliation between segment operating profit and the consolidated loss from continuing operations before income taxes for the years ended December 31:

	2018	2017	2016
Net sales summary by segment
Eurasia Banking	$1,800.2	$1,903.4	$1,232.6
Americas Banking	1,515.7	1,525.6	1,567.3
Retail	1,262.7	1,180.3	516.4
Total customer revenues	$4,578.6	$4,609.3	$3,316.3

Intersegment revenues
Eurasia Banking	$161.1	$105.0	$63.5
Americas Banking	13.8	25.9	38.5
Retail	—	—	—
Total intersegment revenues	$174.9	$130.9	$102.0

Segment operating profit
Eurasia Banking	$147.1	$126.8	$88.2
Americas Banking	27.6	68.1	101.8
Retail	50.3	87.9	34.0
Total segment operating profit	$225.0	$282.8	$224.0

Corporate charges not allocated to segments (1)	$(62.7)	$(62.6)	$(69.3)
Impairment of assets	(217.5)	(3.1)	(9.8)
Restructuring charges	(65.0)	(49.4)	(59.4)
Net non-routine expense	(242.7)	(261.2)	(255.3)
	(587.9)	(376.3)	(393.8)
Operating loss	(362.9)	(93.5)	(169.8)
Other expense	(152.7)	(98.4)	(78.9)
Loss from continuing operations before taxes	$(515.6)	$(191.9)	$(248.7)

(1)
Corporate charges not allocated to segments include headquarter-based costs associated with procurement, human resources, compensation and benefits, finance and accounting, global development/engineering, global strategy/mergers and acquisitions, global IT, tax, treasury and legal.

Net non-routine expense consists of items that the Company has determined are non-routine in nature and not allocated to the reportable operating segments. Net non-routine expense of $242.7 for the year ended December 31, 2018 was primarily due to the inventory provision of $74.5 in cost of sales, acquisition integration expenses of $47.2 primarily within selling and administrative expense and purchase accounting pre-tax charges for amortization of acquired intangibles of $113.4. Net non-routine expense of $261.2 for the year ended December 31, 2017 was primarily due to acquisition integration expenses of $72.1 primarily within selling and administrative expense and purchase accounting pre-tax charges for amortization of acquired intangibles of $160.9. Net non-routine expense of $255.3 for the year ended December 31, 2016 was primarily due to the impact of purchase accounting adjustments of $128.6 primarily in cost of sales and legal, acquisition and divestiture related costs of $104.3 primarily within selling and administrative expense.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

The following table presents information regarding the Company’s segment net sales by service and product solution:

	2018	2017	2016
Eurasia Banking
Services	$1,111.8	$1,133.1	$637.3
Products	688.4	770.3	595.3
Total Eurasia Banking	1,800.2	1,903.4	1,232.6
Americas Banking
Services	1,025.8	1,043.9	1,068.1
Products	489.9	481.7	499.2
Total Americas Banking	1,515.7	1,525.6	1,567.3
Retail
Services	651.9	608.3	202.6
Products	610.8	572.0	313.8
Total Retail	1,262.7	1,180.3	516.4
Total	$4,578.6	$4,609.3	$3,316.3

The Company had no customers that accounted for more than 10 percent of total net sales in 2018, 2017 and 2016.

Below is a summary of net sales by point of origin for the years ended December 31:

	2018	2017	2016
Americas
United States	$1,047.7	$1,049.5	$1,093.6
Other Americas	556.7	556.3	568.7
Total Americas	1,604.4	1,605.8	1,662.3
EMEA
Germany	876.2	843.0	329.4
Other EMEA	1,583.8	1,537.1	853.8
Total EMEA	2,460.0	2,380.1	1,183.2
AP
Total AP	514.2	623.4	470.8
Total net sales	$4,578.6	$4,609.3	$3,316.3

Below is a summary of property, plant and equipment, net by geographical location as of December 31:

	2018	2017	2016
Property, plant and equipment, net
United States	$77.8	$91.7	$111.2
Germany	168.2	205.3	199.7
Other international	58.1	67.5	76.1
Total property, plant and equipment, net	$304.1	$364.5	$387.0

In the following table, revenue is disaggregated by timing of revenue recognition at December 31:

Timing of revenue recognition	2018	2017
Products transferred at a point in time	39%	40%
Products and services transferred over time	61%	60%
Net sales	100%	100%

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

NOTE 21: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents selected unaudited quarterly financial information for the years ended December 31:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2018	2017	2018	2017	2018	2017	2018	2017
Net sales	$1,064.2	$1,102.8	$1,105.6	$1,133.9	$1,119.0	$1,122.7	$1,289.8	$1,249.9
Gross profit	238.4	239.8	217.7	237.1	227.0	236.8	207.8	286.1
Net loss	(65.6)	(54.5)	(128.3)	(24.1)	(244.6)	(32.6)	(127.5)	(102.7)
Net income (loss) attributable to noncontrolling interests	7.6	6.6	5.1	7.0	(6.1)	6.6	(3.9)	7.4
Net loss attributable to Diebold Nixdorf, Incorporated	$(73.2)	$(61.1)	$(133.4)	$(31.1)	$(238.5)	$(39.2)	$(123.6)	$(110.1)

Basic and diluted loss per share
Net loss attributable to Diebold Nixdorf, Incorporated	$(0.97)	$(0.81)	$(1.76)	$(0.41)	$(3.13)	$(0.52)	$(1.62)	$(1.46)

Basic and diluted weighted-average shares outstanding	75.8	75.3	76.0	75.5	76.1	75.5	76.1	75.5

During 2018, the Company recorded goodwill impairment charges (as adjusted) of $83.1 and $134.4 in the second and third quarters, respectively, which contributed to the increased net loss compared to the same periods in 2017. In addition to the goodwill impairments, interest expense increased related to higher average outstanding balances throughout the year.

During 2018, the Company identified immaterial errors in prior periods for certain inventory balances, goodwill and various other items. Management determined that the correction of these errors were not material to each prior period. Refer to note 1 for further details on these adjustments. As a result of applying the correction retrospectively, previously reported balances within certain financial statement line items were increased (decreased) as follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2018	2017	2018	2017	2018	2017	2017
Results of operations
Cost of sales - Services	$1.7	$2.3	$1.6	$0.4	$0.5	$2.8	$1.9
Cost of sales - Products	$0.8	$0.4	$0.4	$0.3	$0.8	$0.4	$0.4
Impairment of assets	$—	$—	$(6.9)	$—	$25.1	$—	$—
Income tax benefit	$(0.2)	$(0.4)	$(0.2)	$(0.2)	$(0.5)	$(0.4)	$(0.5)
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(2.3)	$(2.4)	$5.1	$(0.4)	$(25.9)	$(3.8)	$(1.9)
Basic and diluted earnings (loss) per common share	$(0.03)	$(0.03)	$0.07	$(0.01)	$(0.34)	$(0.05)	$(0.03)

Consolidated balance sheet data
Trade receivables, less allowances for doubtful accounts	$(2.3)	$(2.0)	$(2.3)	$(2.0)	$(2.3)	$(2.1)	$(2.2)
Inventories	$(24.9)	$(16.3)	$(26.6)	$(16.7)	$(18.5)	$(20.5)	$(22.5)
Other current assets	$(3.5)	$(2.7)	$(3.8)	$(3.1)	$(3.9)	$(3.4)	$(3.5)
Goodwill	$—	$—	$6.9	$—	$(18.2)	$—	$—
Deferred revenue	$(1.0)	$(1.0)	$(1.0)	$(1.0)	$(1.0)	$(1.0)	$(1.0)
Other current liabilities	$(2.8)	$(1.8)	$(2.9)	$(2.1)	$(3.0)	$(2.5)	$(2.7)
Redeemable noncontrolling interests	$1.1	$—	$13.6	$—	$17.1	$—	$—
Total equity	$(28.0)	$(18.2)	$(35.5)	$(18.7)	$(56.0)	$(22.5)	$(24.5)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

NOTE 22: SUPPLEMENTAL GUARANTOR INFORMATION

The Company issued the 2024 Senior Notes in an offering exempt from the registration requirements of the Securities Act of 1933 in connection with the Acquisition. The 2024 Senior Notes are and will be guaranteed by certain of the Company's existing and future subsidiaries. The following presents the condensed consolidating financial information separately for:

(i)	Diebold Nixdorf, Incorporated (the Parent Company), the issuer of the guaranteed obligations;

(ii)	Guarantor subsidiaries, on a combined basis, as specified in the Indenture, as supplemented;

(iii)	Non-guarantor subsidiaries, on a combined basis;

(iv)
Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between the Parent Company, the guarantor subsidiaries and the non-guarantor subsidiaries, (b) eliminate the investments in our subsidiaries, and (c) record consolidating entries; and

(v)	Diebold Nixdorf, Incorporated and subsidiaries on a consolidated basis.

Each guarantor subsidiary is 100 percent owned by the Parent Company at the date of each balance sheet presented. The 2024 Senior Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. The guarantees of the guarantor subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use by the Parent Company and the guarantor subsidiaries of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation. Changes in intercompany receivables and payables related to operations, such as intercompany sales or service charges, are included in cash flows from operating activities. Intercompany transactions reported as investing or financing activities include the sale of capital stock of various subsidiaries, loans and other capital transactions between members of the consolidated group.

Certain non-guarantor subsidiaries of the Parent Company are limited in their ability to remit funds to it by means of dividends, advances or loans due to required foreign government and/or currency exchange board approvals or limitations in credit agreements or other debt instruments of those subsidiaries.

The Company has reclassified certain assets and liabilities from its non-guarantor subsidiaries to the Parent Company as a result of a common control transaction in connection with the Company's integration efforts of the Acquisition to optimize its operations. The Company also reclassified certain assets and liabilities for inclusion of an additional wholly-owned domestic subsidiary from its non-guarantor subsidiaries to the combined guarantor subsidiaries as a result of changes included in the Sixth Amendment.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Condensed Consolidating Balance Sheets
As of December 31, 2018

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
ASSETS
Current assets
Cash, cash equivalents and restricted cash	$17.3	$2.7	$438.4	$—	$458.4
Short-term investments	—	—	33.5	—	33.5
Trade receivables, net	105.7	0.1	631.4	—	737.2
Intercompany receivables	205.3	606.3	425.1	(1,236.7)	—
Inventories	164.8	—	445.3	—	610.1
Prepaid expenses	16.4	0.1	40.9	—	57.4
Other current assets	20.4	12.5	299.6	(25.7)	306.8
Total current assets	529.9	621.7	2,314.2	(1,262.4)	2,203.4
Securities and other investments	22.4	—	—	—	22.4
Property, plant and equipment, net	76.9	0.8	226.4	—	304.1
Deferred income taxes	139.9	6.2	97.8	—	243.9
Goodwill	58.1	—	769.0	—	827.1
Intangible assets, net	30.8	—	593.8	—	624.6
Investment in subsidiaries	2,702.1	—	—	(2,702.1)	—
Other assets	30.2	0.4	69.3	(13.5)	86.4
Total assets	$3,590.3	$629.1	$4,070.5	$(3,978.0)	$4,311.9

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities
Notes payable	$25.7	$0.1	$23.7	$—	$49.5
Accounts payable	88.1	—	421.4	—	509.5
Intercompany payable	1,030.8	60.8	145.1	(1,236.7)	—
Deferred revenue	116.6	0.1	261.5	—	378.2
Payroll and other benefits liabilities	26.7	1.3	156.3	—	184.3
Other current liabilities	114.2	1.5	352.4	(21.2)	446.9
Total current liabilities	1,402.1	63.8	1,360.4	(1,257.9)	1,568.4
Long-term debt	2,172.5	—	17.5	—	2,190.0
Pensions, post-retirements and other benefits	183.7	—	90.1	—	273.8
Deferred income taxes	10.0	—	211.6	—	221.6
Other long-term liabilities	8.4	—	96.9	(18.0)	87.3
Commitments and contingencies
Redeemable noncontrolling interests	—	—	130.4	—	130.4
Total Diebold Nixdorf, Incorporated shareholders' equity	(186.4)	565.3	2,136.8	(2,702.1)	(186.4)
Noncontrolling interests	—	—	26.8	—	26.8
Total liabilities and equity	$3,590.3	$629.1	$4,070.5	$(3,978.0)	$4,311.9

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Condensed Consolidating Balance Sheets
As of December 31, 2017

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
ASSETS
Current assets
Cash, cash equivalents and restricted cash	$58.5	$2.3	$482.4	$—	$543.2
Short-term investments	—	—	81.4	—	81.4
Trade receivables, net	140.7	1.4	685.8	—	827.9
Intercompany receivables	106.7	638.4	384.0	(1,129.1)	—
Inventories	159.4	—	555.1	—	714.5
Prepaid expenses	15.7	1.0	49.0	—	65.7
Other current assets	19.7	16.0	233.6	(21.8)	247.5
Total current assets	500.7	659.1	2,471.3	(1,150.9)	2,480.2
Securities and other investments	96.8	—	—	—	96.8
Property, plant and equipment, net	89.6	2.1	272.8	—	364.5
Deferred income taxes	150.8	8.0	135.0	—	293.8
Goodwill	55.5	—	1,061.6	—	1,117.1
Intangible assets, net	37.5	—	736.3	—	773.8
Investment in subsidiaries	2,810.9	—	—	(2,810.9)	—
Other assets	47.2	1.1	74.0	(26.5)	95.8
Total assets	$3,789.0	$670.3	$4,751.0	$(3,988.3)	$5,222.0

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities
Notes payable	$49.9	$0.3	$16.5	$—	$66.7
Accounts payable	88.1	0.1	474.0	—	562.2
Intercompany payable	1,019.5	22.2	87.4	(1,129.1)	—
Deferred revenue	115.8	0.6	320.1	—	436.5
Payroll and other benefits liabilities	26.1	2.2	170.6	—	198.9
Other current liabilities	112.4	2.8	438.0	(21.8)	531.4
Total current liabilities	1,411.8	28.2	1,506.6	(1,150.9)	1,795.7
Long-term debt	1,710.6	0.1	76.4	—	1,787.1
Pensions, post-retirements and other benefits	199.7	—	66.7	—	266.4
Deferred income taxes	10.0	—	277.1	—	287.1
Other long-term liabilities	11.4	—	126.4	(26.5)	111.3
Commitments and contingencies
Redeemable noncontrolling interests	—	—	492.1	—	492.1
Total Diebold Nixdorf, Incorporated shareholders' equity	445.5	642.0	2,168.9	(2,810.9)	445.5
Noncontrolling interests	—	—	36.8	—	36.8
Total liabilities and equity	$3,789.0	$670.3	$4,751.0	$(3,988.3)	$5,222.0

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2018

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated

Net sales	$2,158.9	$0.5	$2,419.3	$(0.1)	$4,578.6
Cost of sales	1,994.1	1.9	1,691.8	(0.1)	3,687.7
Gross profit (loss)	164.8	(1.4)	727.5	—	890.9
Selling and administrative expense	306.6	4.9	574.1	—	885.6
Research, development and engineering expense	2.8	44.6	110.0	—	157.4
Impairment of assets	—	—	217.5	—	217.5
(Gain) loss on sale of assets, net	(3.4)	0.1	(3.4)	—	(6.7)
	306.0	49.6	898.2	—	1,253.8
Operating loss	(141.2)	(51.0)	(170.7)	—	(362.9)
Other income (expense)
Interest income	0.3	0.1	8.3	—	8.7
Interest expense	(140.7)	—	(14.2)	—	(154.9)
Foreign exchange (loss) gain, net	(17.3)	(0.2)	15.0	—	(2.5)
Miscellaneous, net	36.4	1.3	(41.7)	—	(4.0)
Loss from continuing operations before taxes	(262.5)	(49.8)	(203.3)	—	(515.6)
Income tax (benefit) expense	18.8	(10.2)	28.6	—	37.2
Equity in (loss) earnings of unconsolidated subsidiaries, net	(287.4)	—	(13.2)	287.4	(13.2)
Net (loss) income	(568.7)	(39.6)	(245.1)	287.4	(566.0)
Income attributable to noncontrolling interests, net of tax	—	—	2.7	—	2.7
Net (loss) income attributable to Diebold Nixdorf, Incorporated	$(568.7)	$(39.6)	$(247.8)	$287.4	$(568.7)
Comprehensive (loss) income	$(676.1)	$(39.6)	$(339.3)	$377.7	$(677.3)
Less: comprehensive loss attributable to noncontrolling interests	—	—	(1.2)	—	(1.2)
Comprehensive (loss) income attributable to Diebold Nixdorf, Incorporated	$(676.1)	$(39.6)	$(338.1)	$377.7	$(676.1)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2017

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated

Net sales	$1,126.4	$7.4	$3,480.6	$(5.1)	$4,609.3
Cost of sales	902.0	12.3	2,700.3	(5.1)	3,609.5
Gross profit (loss)	224.4	(4.9)	780.3	—	999.8
Selling and administrative expense	283.8	10.5	639.4	—	933.7
Research, development and engineering expense	3.1	40.6	111.8	—	155.5
Impairment of assets	3.1	—	—	—	3.1
Loss on sale of assets, net	0.5	0.4	0.1	—	1.0
	290.5	51.5	751.3	—	1,093.3
Operating (loss) profit	(66.1)	(56.4)	29.0	—	(93.5)
Other income (expense)
Interest income	2.3	0.2	17.8	—	20.3
Interest expense	(108.7)	—	(8.6)	—	(117.3)
Foreign exchange loss, net	(0.5)	(0.1)	(3.3)	—	(3.9)
Miscellaneous, net	6.2	7.7	(11.1)	(0.3)	2.5
(Loss) income from continuing operations before taxes	(166.8)	(48.6)	23.8	(0.3)	(191.9)
Income tax (benefit) expense	36.1	(15.5)	7.7	—	28.3
Equity in (loss) earnings of unconsolidated subsidiaries, net	(38.6)	—	6.3	38.6	6.3
Net (loss) income	(241.5)	(33.1)	22.4	38.3	(213.9)
Income attributable to noncontrolling interests, net of tax	—	—	27.6	—	27.6
Net (loss) income attributable to Diebold Nixdorf, Incorporated	$(241.5)	$(33.1)	$(5.2)	$38.3	$(241.5)
Comprehensive (loss) income	$(96.5)	$(33.1)	$193.7	$(127.1)	$(63.0)
Less: comprehensive income attributable to noncontrolling interests	—	—	33.5	—	33.5
Comprehensive (loss) income attributable to Diebold Nixdorf, Incorporated	$(96.5)	$(33.1)	$160.2	$(127.1)	$(96.5)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2016

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated

Net sales	$1,137.1	$85.0	$2,177.4	$(83.2)	$3,316.3
Cost of sales	888.5	84.2	1,714.2	(82.3)	2,604.6
Gross profit (loss)	248.6	0.8	463.2	(0.9)	711.7
Selling and administrative expense	314.4	11.6	435.2	—	761.2
Research, development and engineering expense	7.9	45.7	56.6	—	110.2
Impairment of assets	—	5.1	4.7	—	9.8
Loss (Gain) on sale of assets, net	0.3	(0.1)	0.1	—	0.3
	322.6	62.3	496.6	—	881.5
Operating loss	(74.0)	(61.5)	(33.4)	(0.9)	(169.8)
Other income (expense)
Interest income	2.5	0.6	18.4	—	21.5
Interest expense	(95.1)	(0.1)	(6.2)	—	(101.4)
Foreign exchange (loss) gain, net	(3.5)	(0.1)	1.5	—	(2.1)
Miscellaneous, net	(3.2)	7.8	(0.5)	(1.0)	3.1
Loss from continuing operations before taxes	(173.3)	(53.3)	(20.2)	(1.9)	(248.7)
Income (benefit) tax expense	(54.8)	(28.6)	14.4	—	(69.0)
Equity in (loss) earnings of unconsolidated subsidiaries, net	(58.3)	—	0.4	58.3	0.4
(Loss) income from continuing operations, net of tax	(176.8)	(24.7)	(34.2)	56.4	(179.3)
Income from discontinued operations, net of tax	135.2	—	8.5	—	143.7
Net (loss) income	(41.6)	(24.7)	(25.7)	56.4	(35.6)
Income attributable to noncontrolling interests, net of tax	—	—	6.0	—	6.0
Net (loss) income attributable to Diebold Nixdorf, Incorporated	$(41.6)	$(24.7)	$(31.7)	$56.4	$(41.6)
Comprehensive (loss) income	$(64.8)	$(24.7)	$(60.3)	$94.2	$(55.6)
Less: comprehensive income attributable to noncontrolling interests	—	—	9.2	—	9.2
Comprehensive (loss) income attributable to Diebold Nixdorf, Incorporated	$(64.8)	$(24.7)	$(69.5)	$94.2	$(64.8)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2018

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
Net cash (used) provided by operating activities	$(67.8)	$(37.7)	$1.4	$—	$(104.1)

Cash flow from investing activities
Capital expenditures	(6.5)	(0.1)	(51.9)	—	(58.5)
Payments for acquisitions, net of cash acquired	—	—	(5.9)	—	(5.9)
Proceeds from maturities of investments	71.2	—	246.6	—	317.8
Payments for purchases of investments	—	—	(200.2)	—	(200.2)
Proceeds from divestitures and the sale of assets	6.7	—	4.4	—	11.1
Decrease in certain other assets	(5.8)	—	(24.1)	—	(29.9)
Capital contributions and loans paid	(503.2)	—	—	503.2	—
Proceeds from intercompany loans	29.2	—	—	(29.2)	—
Net cash (used) provided by investing activities	(408.4)	(0.1)	(31.1)	474.0	34.4

Cash flow from financing activities
Dividends paid	(7.7)	—	—	—	(7.7)
Debt issuance costs	(39.4)	—	—	—	(39.4)
Revolving debt borrowings (repayments), net	110.0	—	(60.0)	—	50.0
Other debt borrowings	660.0	—	65.9	—	725.9
Other debt repayments	(284.9)	(0.3)	(52.5)	—	(337.7)
Distribution to noncontrolling interest holders	—	—	(377.2)	—	(377.2)
Repurchase of common shares	(3.0)	—	—	—	(3.0)
Capital contributions received and loans incurred	—	59.0	444.2	(503.2)	—
Payments on intercompany loans	—	(20.5)	(8.7)	29.2	—
Net cash provided (used) by financing activities	435.0	38.2	11.7	(474.0)	10.9
Effect of exchange rate changes on cash	—	—	(18.7)	—	(18.7)
(Decrease) increase in cash, cash equivalents and restricted cash	(41.2)	0.4	(36.7)	—	(77.5)
Less: Cash included in assets held for sale at end of year	—	—	7.3	—	7.3
Cash, cash equivalents and restricted cash at the beginning of the year	58.5	2.3	482.4	—	543.2
Cash, cash equivalents and restricted cash at the end of the year	$17.3	$2.7	$438.4	$—	$458.4

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2017

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
Net cash (used) provided by operating activities	$(43.9)	$(41.6)	$122.6	$—	$37.1

Cash flow from investing activities
Capital expenditures	(13.0)	(0.1)	(56.3)	—	(69.4)
Payments for acquisitions, net of cash acquired	—	—	(5.6)	—	(5.6)
Proceeds from maturities of investments	—	—	296.2	—	296.2
Payments for purchases of investments	(14.0)	—	(315.8)	—	(329.8)
Proceeds from divestitures and the sale of assets	4.6	—	16.3	—	20.9
(Decrease) increase in certain other assets	(43.0)	11.8	(1.9)	—	(33.1)
Capital contributions and loans paid	(114.5)	—	—	114.5	—
Proceeds from intercompany loans	210.7	—	—	(210.7)	—
Net cash provided (used) by investing activities	30.8	11.7	(67.1)	(96.2)	(120.8)

Cash flow from financing activities
Dividends paid	(30.6)	—	—	—	(30.6)
Debt issuance costs	(1.1)	—	—	—	(1.1)
Revolving debt borrowings, net	—	—	75.0	—	75.0
Other debt borrowings	323.3	—	50.8	—	374.1
Other debt repayments	(354.2)	(1.2)	(103.4)	—	(458.8)
Distribution to noncontrolling interest holders	—	—	(17.6)	—	(17.6)
Issuance of common shares	0.3	—	—	—	0.3
Repurchase of common shares	(5.0)	—	—	—	(5.0)
Capital contributions received and loans incurred	—	67.1	47.4	(114.5)	—
Payments on intercompany loans	—	(36.0)	(174.7)	210.7	—
Net cash (used) provided by financing activities	(67.3)	29.9	(122.5)	96.2	(63.7)
Effect of exchange rate changes on cash	—	—	37.9	—	37.9
Decrease in cash, cash equivalents and restricted cash	(80.4)	—	(29.1)	—	(109.5)
Cash, cash equivalents and restricted cash at the beginning of the year	138.9	2.3	511.5	—	652.7
Cash, cash equivalents and restricted cash at the end of the year	$58.5	$2.3	$482.4	$—	$543.2

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2018
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2016

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
Net cash (used) provided by operating activities	$(146.4)	$(43.2)	$232.1	$(13.8)	$28.7

Cash flow from investing activities
Capital expenditures	(9.2)	(1.0)	(29.3)	—	(39.5)
Payments for acquisitions, net of cash acquired	(995.2)	—	110.6	—	(884.6)
Proceeds from maturities of investments	(1.9)	—	226.9	—	225.0
Payments for purchases of investments	—	—	(243.5)	—	(243.5)
Proceeds from divestitures and the sale of assets	—	—	31.3	—	31.3
Increase (decrease) in certain other assets	0.5	(6.8)	(21.9)	—	(28.2)
Proceeds from sale of foreign currency option and forward contracts, net	16.2	—	—	—	16.2
Capital contributions and loans paid	(270.2)	—	(1,119.3)	1,389.5	—
Proceeds from intercompany loans	106.4	—	—	(106.4)	—
Net cash (used) provided by investing activities - continuing operations	(1,153.4)	(7.8)	(1,045.2)	1,283.1	(923.3)
Net cash provided by investing activities - discontinued operations	361.9	—	—	—	361.9
Net cash (used) provided by investing activities	(791.5)	(7.8)	(1,045.2)	1,283.1	(561.4)

Cash flow from financing activities
Dividends paid	(64.6)	—	(13.8)	13.8	(64.6)
Debt issuance costs	(39.2)	—	—	—	(39.2)
Revolving debt repayments, net	(178.0)	—	—	—	(178.0)
Other debt borrowings	1,781.3	—	56.4	—	1,837.7
Other debt repayments	(439.6)	(1.2)	(221.7)	—	(662.5)
Distribution to noncontrolling interest holders	—	—	(10.2)	—	(10.2)
Issuance of common shares	0.3	—	—	—	0.3
Repurchase of common shares	(2.2)	—	—	—	(2.2)
Capital contributions received and loans incurred	—	133.3	1,256.2	(1,389.5)	—
Payments on intercompany loans	—	(86.7)	(19.7)	106.4	—
Net cash provided by (used in) financing activities	1,058.0	45.4	1,047.2	(1,269.3)	881.3
Effect of exchange rate changes on cash	—	—	(8.0)	—	(8.0)
Increase (decrease) in cash, cash equivalents and restricted cash	120.1	(5.6)	226.1	—	340.6
Add: Cash overdraft included in assets held for sale at beginning of year	(1.5)	—	—	—	(1.5)
Cash, cash equivalents and restricted cash at the beginning of the year	20.3	7.9	285.4	—	313.6
Cash, cash equivalents and restricted cash at the end of the year	$138.9	$2.3	$511.5	$—	$652.7

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

Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2019 due to material weaknesses in the Company's controls over financial reporting, described below.

Nevertheless, based on the performance of additional procedures by management designed to ensure reliability of financial reporting the Company's management has concluded that, notwithstanding the material weaknesses described below, the consolidated financial statements fairly present in all material respects, the Company's financial position, results of operations and cash flows as of the dates, and for the periods presented, inconformity with U.S. GAAP.

(a)	MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of the CEO and CFO and Board of Directors, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control-Integrated Framework (2013 framework)” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management identified the following control deficiencies:

The Company’s risk assessment process was not effective in considering changes to the business operations, personnel and other factors affecting certain financial reporting processes and design of related controls on a timely basis. Accordingly,

•
The Company had ineffective ITGCs related to IT systems used for financial reporting by certain entities throughout the organization. The Company did not establish effective IT and financial user access controls commensurate with certain job responsibilities. Consequently, automated and manual process level controls over financial reporting which were dependent upon these ITGCs were also ineffective.

•
The Company had ineffective implementation and operation of controls over inventory valuation related to spare parts and finished goods from canceled orders as the Company did not effectively communicate information to certain locations to allow for the effective operations or implementation of these controls.

•
The Company had ineffective controls over non-routine transactions as certain controls were not designed at the appropriate level of precision to ensure calculations supporting non-routine transaction were calculated correctly.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

These control deficiencies resulted in misstatements to goodwill impairment, inventory and redeemable non-controlling interests all of which were corrected prior to issuance of the Company’s consolidated financial statements as of and for the year ended December 31, 2018 included in this annual report on Form 10-K. As these deficiencies created a reasonable possibility that a material misstatement would not be prevented or detected in a timely basis, management concluded that the control deficiencies represent material weaknesses and accordingly our internal control over financial reporting was not effective as of December 31, 2018.

KPMG LLP, the Company’s independent registered public accounting firm, has issued an auditor’s report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. This report, which expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting, is included in Item 8 of this annual report on Form 10-K.

(b)	CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
Other than the material weaknesses described above that occurred in earlier periods of fiscal 2018, there have been no other changes in the Company's internal control over financial reporting during the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)	REMEDIATION

The Company is still considering the full extent of the procedures to implement in order to remediate the three material weaknesses described above, however, the current remediation plan includes:

•	Improving our continuous risk assessment process to be responsive to changes in the business operations, personnel and IT developments affecting our financial reporting and related controls;

•	Improving our timely written communication of changes in financial reporting and related controls affecting both business and financial users;

•	Revoking the access to IT systems of those individuals that were identified as inappropriate;

•
Implementing more frequent and improved periodic access reviews that include: all sensitive access and the identification of additional business process owners to be part of the review process and providing the owners with guidance on the key data elements of the review to enhance the precision of the review process;

•	Implementing consistent inventory valuation controls at all locations and communicate the requirements for effectively operating such controls to all businesses; and

•	Implementing controls over calculations associated with non-routine transactions at a more precise level of operation.

ITEM 9B: OTHER INFORMATION
None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors of the Company, including the audit committee and the designated audit committee financial experts, is included in the Company’s proxy statement for the 2019 Annual Meeting of Shareholders (the 2019 Annual Meeting) and is incorporated herein by reference. Information with respect to any material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors is included in the Company’s proxy statement for the 2019 Annual Meeting and is incorporated herein by reference. The following table summarizes information regarding executive officers of the Company:

Name, Age, Title and Year Elected to Present Office	Other Positions Held Last Five Years
Gerrard B. Schmid - 50 President and Chief Executive Officer Year elected: 2018	2012-February 2018: Chief Executive Officer and Director of D+H Corporation (global payments and technology provider)
Jeffrey L. Rutherford - 58 Senior Vice President, Chief Financial Officer Year elected: 2019
October 2018-January 2019: Interim Chief Financial Officer for Diebold Nixdorf, Incorporated; 2017-October 2018: Chairman, Interim President and Interim Chief Executive Officer for Edgewater Technology, Inc. (technology consulting firm); 2014-2016: Vice President and Chief Financial Officer for Ferro Corporation (international coatings manufacturing)

Jonathan B. Leiken — 47 Senior Vice President, Chief Legal Officer and General Counsel Year elected: 2014	2008-May 2014: Partner, Jones Day (global legal services)
Alan Kerr — 62 Senior Vice President, Software Year elected: 2016	2014-August 2016: Executive Vice President, Software Solutions for Diebold, Incorporated
Olaf Heyden — 55 Senior Vice President, Services Year elected: 2016	2013-August 2016: Executive Vice President, Software and Services, and a member of the executive board for Wincor Nixdorf AG
Ulrich Näher — 53 Senior Vice President, Systems Year elected: 2016
March 2016-August 2016: Executive Vice President of Systems Business and member of the board of directors for Wincor Nixdorf AG; 2015-March 2016: Senior Vice President of Research and Development at Wincor Nixdorf AG; 2006-2015: Senior Partner at McKinsey and Company (management and consulting)

There are no family relationships, either by blood, marriage or adoption, between any of the executive officers and directors of the Company.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Information with respect to Section 16(a) beneficial ownership reporting compliance is included in the Company’s proxy statement for the 2019 Annual Meeting and is incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

Information with respect to executive officers' and directors' compensation is included in the Company’s proxy statement for the 2019 Annual Meeting and is incorporated herein by reference. Information with respect to compensation committee interlocks and insider participation and the compensation committee report is included in the Company’s proxy statement for the 2019 Annual Meeting and is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management is included in the Company’s proxy statement for the 2019 Annual Meeting and is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
Stock options	2,506,902	$27.05	N/A
Restricted stock units	1,586,482	N/A	N/A
Performance shares	2,958,118	N/A	N/A
Non-employee director deferred shares	91,900	N/A	N/A
Deferred compensation	815	N/A	N/A
Total equity compensation plans approved by security holders	7,144,217	$27.05	3,600,000

In column (b), the weighted-average exercise price is only applicable to stock options. In column (c), the number of securities remaining available for future issuance for stock options, restricted stock units, performance shares and non-employee director deferred shares is approved in total and not individually.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions and director independence is included in the Company’s proxy statement for the 2019 Annual Meeting and is incorporated herein by reference.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accountant fees and services is included in the Company’s proxy statement for the 2019 Annual Meeting and is incorporated herein by reference.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Documents filed as a part of this annual report on Form 10-K.

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets at December 31, 2018 and 2017

•	Consolidated Statements of Operations for the Years Ended December 31, 2018, 2017 and 2016

•	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2018, 2017 and 2016

•	Consolidated Statements of Equity for the Years Ended December 31, 2018, 2017 and 2016

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016

•	Notes to Consolidated Financial Statements
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
4.1 (i)
Indenture, dated as of April 19, 2016, among Diebold, Incorporated, as issuer, the subsidiaries of Diebold, Incorporated named therein as guarantors and U.S. Bank National Association, as trustee — incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on April 19, 2016 (Commission File No. 1-4879)

4.1 (ii)	First Supplemental Indenture, dated as of November 29, 2018, among Diebold Nixdorf, Incorporated, the Guaranteeing Subsidiaries named therein and U.S. Bank National Association, as trustee
4.1 (iii)	Second Supplemental Indenture, dated as of February 29, 2019, among Diebold Nixdorf, Incorporated, the Guaranteeing Subsidiary named therein and U.S. Bank National Association, as trustee
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

*10.2(vii)	Amendment to 401(k) Restoration Supplemental Executive Retirement Plan
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
Third Amendment to Credit Agreement, dated as of August 16, 2016, between Diebold, Incorporated and JPMorgan Chase Bank, N.A., as administrative agent — incorporated by reference to Exhibit 10.34 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (Commission File No. 1-4879)

10.9(v)	Fourth Amendment to Credit Agreement, dated as of February 14, 2017, between Diebold, Incorporated and JP Morgan Chase Bank, N.A. as administrative agent
10.9(vi)
Incremental Amendment to Credit Agreement, dated as of May 9, 2017, among Diebold Nixdorf, Incorporated, the subsidiary borrowers party thereto, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent — incorporated by reference to Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (Commission File No. 1-4879)

10.9(vii)
Fifth Amendment, dated as of April 17, 2018, among Diebold Nixdorf, Incorporated, the subsidiary borrower party thereto, the guarantor party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent — incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 20, 2018 (Commission File No. 1-4879)

10.9(viii)
Sixth Amendment and Incremental Amendment, dated as of August 31, 2018, among Diebold Nixdorf, Incorporated, the subsidiary borrowers party thereto, the guarantor party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent — incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on September 4, 2018 (Commission File No. 1-4879)

10.10(i)
Transfer and Administration Agreement, dated as of March 30, 2001, by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association and the financial institutions from time to time parties thereto — incorporated by reference to Exhibit 10.20(i) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (Commission File No. 1-4879)

10.10(ii)
Amendment No. 1 to the Transfer and Administration Agreement, dated as of May 2001, by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association and the financial institutions from time to time parties thereto — incorporated by reference to Exhibit 10.20(ii) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March, 31, 2001 (Commission File No. 1-4879)

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
*10.17(i)
Diebold, Incorporated Senior Leadership Severance Plan (For Tier I, Tier II, and Tier III Executives) — incorporated by reference to Exhibit 10.31 to Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2012 (Commission File No. 1-4879)

*10.17(ii)
Senior Leadership Severance Plan, Amended and Restated Effective November 7, 2018 — incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (Commission File No. 1 - 4879)

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
*10.26
Domination and Profit and Loss Transfer Agreement, dated September 26, 2016, by and among Diebold Holding Germany Inc. & Co. KGaA and Wincor Nixdorf AG (English translation) — incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on September 29, 2016 (Commission File No. 1-4879)

*10.27	Form of Synergy Grant Performance Share Agreement — incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 13, 2017 (Commission File No. 1-4879)
*10.28	Jürgen Wunram service agreement — incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (Commission File No. 1-4879)
*10.29	Offer Letter - Jürgen Wunram — incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (Commission File No. 1-4879)
*10.30	Jürgen Wunram Amended Service Agreement — incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (Commission File No. 1-4879)
*10.31	Jürgen Wunram Separation Agreement — incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (Commission File No. 1-4879)
*10.32	Offer Letter - Olaf Heyden — incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (Commission File No. 1-4879)
*10.33	Olaf Heyden Amended Service Agreement — incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (Commission File No. 1-4879)
*10.34	Offer Letter - Ulrich Näher — incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (Commission File No. 1-4879)
*10.35	Ulrich Näher Amended Service Agreement — incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (Commission File No. 1-4879)
*10.36	Dr. Ulrich Näher Amendment to management Board Member's Service Agreement
*10.37	Eckard Heidloff service agreement — incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (Commission File No. 1-4879)
*10.38	Eckard Heidloff severance agreement — incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (Commission File No. 1-4879)
*10.39
Diebold Nixdorf, Incorporated 2017 Equity and Performance Incentive Plan, as amended April 25 2018 — incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 27, 2018 (Commission File No. 1-4879)

*10.40	Form of Non-Qualified Stock Option Agreement (2017 Plan) — incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 28, 2017 (Commission File No. 1-4879)
*10.41	Form of Restricted Share Agreement (2017 Plan) — incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on April 28, 2017 (Commission File No. 1-4879)
*10.42
Form of Restricted Stock Unit Agreement - Cliff Vest (2017 Plan) — incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on April 28, 2017 (Commission File No. 1-4879)

*10.43
Form of Restricted Stock Unit Agreement - Ratable Vest (2017 Plan) — incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on April 28, 2017 (Commission File No. 1-4879)

*10.44
Form of Restricted Stock Unit Agreement - Non-employee Directors (2017 Plan) — incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on April 28, 2017 (Commission File No. 1-4879)

*10.45	Form of Stock Appreciation Rights Agreement (2017 Plan) — incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed on April 28, 2017 (Commission File No. 1-4879)
*10.46	Form of Performance Shares Agreement (2017 Plan) — incorporated by reference to Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed on April 28, 2017 (Commission File No. 1-4879)
*10.47	Form of Performance Units Agreement (2017 Plan) — incorporated by reference to Exhibit 10.8 to Registrant’s Current Report on Form 8-K filed on April 28, 2017 (Commission File No. 1-4879)
*10.48	Form of Performance Cash Award Agreement (2017 Plan) — incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on February 1, 2019 (Commission File No. 1-4879)
*10.49	Christopher Chapman Service Agreement — incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (Commission File No. 1-4879)

*10.50
Dr. Jürgen Wunram Amendment to Management Board Member's Service Agreement — incorporated by reference to Exhibit 10.48 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File No. 1-4879)

*10.51
Mr. Olaf Heyden Extension of Management Board Member's Service Agreement — incorporated by reference to Exhibit 10.49 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File No. 1-4879)

*10.52
Dr. Ulrich Näher Amendment to Management Board Member's Service Agreement — incorporated by reference to Exhibit 10.50 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File No. 1-4879)

*10.53	C. Chapman February 16, 2018 Letter Agreement — incorporated by reference to Exhibit 10.51 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File No. 1-4879)
*10.54
Offer Letter, dated February 21, 2018, by and between Diebold Nixdorf, Incorporated and Gerrard Schmid — incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 21, 2018 (Commission File No. 1-4879)

*10.55
Consulting Agreement, dated October 1, 2018, between Diebold Nixdorf, Incorporated and Christopher Chapman — incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (Commission File No. 1-4879)

*10.56
Offer Letter, dated February 21, 2018, by and between Diebold Nixdorf, Incorporated and Gerrard Schmid — incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 21, 2018 (Commission File No. 1-4879)

*10.57
CEO Inducement Award Agreement, dated February 21, 2018, by and between Diebold Nixdorf, Incorporated and Gerrard Schmid — incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on February 21, 2018 (Commission File No. 1-4879)

*10.58
Change in Control Agreement, dated February 21, 2018, by and between Diebold Nixdorf, Incorporated and Gerrard Schmid — incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on February 21, 2018 (Commission File No. 1-4879)

*10.59
Independent Contractor Agreement, dated October 1, 2018, between Diebold Nixdorf, Incorporated and Jeffrey Rutherford — incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (Commission File No. 1-4879)

21.1	Subsidiaries of the Registrant as of December 31, 2018
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15(b) of this annual report on Form 10-K.

ITEM 16: FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIEBOLD NIXDORF, INCORPORATED
Date: March 1, 2019

By:  /s/ Gerrard B. Schmid
Gerrard B. Schmid
President and Chief Executive Officer

By:  /s/ Jeffrey Rutherford
Jeffrey Rutherford
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gerrard B. Schmid	President and Chief Executive Officer (Principal Executive Officer)	March 1, 2019
Gerrard B. Schmid

/s/ Jeffrey Rutherford	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2019
Jeffrey Rutherford

*	Director	March 1, 2019
Patrick W. Allender

*	Director	March 1, 2019
Bruce Besanko

*	Director	March 1, 2019
Ellen M. Costello

*	Director	March 1, 2019
Phillip R. Cox

*	Director	March 1, 2019
Richard L. Crandall

*	Director	March 1, 2019
Alexander Dibelius

*	Director	March 1, 2019
Dieter Duesedau

*	Director	March 1, 2019
Gale S. Fitzgerald

*	Director	March 1, 2019
Gary G. Greenfield

*	Director	March 1, 2019
Alan J. Weber

*
The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of the Registrant and filed with the Securities and Exchange Commission on behalf of such officers and directors.

Date: March 1, 2019
*By:  /s/ Jonathan B. Leiken
Jonathan B. Leiken
Attorney-in-Fact