Form 10-Q
period 2019-03-31
DIEBOLD NIXDORF, Inc
filed 2019-04-30
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding as of April 25, 2019 was 76,592,453.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Form 10-Q

Part I – Financial Information
Item 1: Financial Statements
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share and per share amounts)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash, cash equivalents and restricted cash	$377.9	$458.4
Short-term investments	31.5	33.5
Trade receivables, less allowances for doubtful accounts of $58.1 and $58.2, respectively	697.7	737.2
Inventories	663.0	610.1
Prepaid expenses	60.9	57.4
Other current assets	306.3	306.8
Total current assets	2,137.3	2,203.4
Securities and other investments	18.7	22.4
Property, plant and equipment, net of accumulated depreciation and amortization of $513.5 and $494.1, respectively	294.5	304.1
Goodwill	813.6	827.1
Deferred income taxes	208.4	243.9
Customer relationships, net	504.6	533.1
Other intangible assets, net	84.2	91.5
Right-of-use lease assets	173.3	—
Other assets	92.7	86.4
Total assets	$4,327.3	$4,311.9
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities
Notes payable	$47.2	$49.5
Accounts payable	491.8	509.5
Deferred revenue	443.2	378.2
Payroll and other benefits liabilities	167.2	184.3
Lease liability	61.7	—
Other current liabilities	443.4	446.9
Total current liabilities	1,654.5	1,568.4
Long-term debt	2,191.2	2,190.0
Pensions, post-retirement and other benefits	263.8	273.8
Long-term lease liability	110.4	—
Deferred income taxes	191.1	221.6
Other liabilities	91.2	87.3
Commitments and contingencies
Redeemable noncontrolling interests	99.8	130.4
Equity
Diebold Nixdorf, Incorporated shareholders' equity
Preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Common shares, $1.25 par value, 125,000,000 authorized shares, 91,937,394 and 91,345,451 issued shares, 76,572,467 and 76,174,025 outstanding shares, respectively	114.9	114.2
Additional capital	761.0	741.8
Retained earnings (accumulated deficit)	(301.0)	(168.3)
Treasury shares, at cost (15,364,927 and 15,171,426 shares, respectively)	(571.5)	(570.4)
Accumulated other comprehensive loss	(304.8)	(303.7)
Total Diebold Nixdorf, Incorporated shareholders' equity	(301.4)	(186.4)
Noncontrolling interests	26.7	26.8
Total equity	(274.7)	(159.6)
Total liabilities, redeemable noncontrolling interests and equity	$4,327.3	$4,311.9
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)
(in millions, except per share amounts)

	Three Months Ended
	March 31,
	2019	2018
Net sales
Services	$628.7	$690.3
Products	399.4	373.9
	1,028.1	1,064.2
Cost of sales
Services	473.5	523.0
Products	310.5	302.8
	784.0	825.8
Gross profit	244.1	238.4
Selling and administrative expense	228.3	227.9
Research, development and engineering expense	36.9	41.7
Loss (gain) on sale of assets, net	3.4	(7.7)
	268.6	261.9
Operating loss	(24.5)	(23.5)
Other income (expense)
Interest income	2.9	3.5
Interest expense	(50.9)	(26.0)
Foreign exchange gain (loss), net	2.8	(1.4)
Miscellaneous, net	(1.4)	(0.1)
Loss before taxes	(71.1)	(47.5)
Income tax expense	60.4	19.2
Equity in earnings of unconsolidated subsidiaries	(0.4)	1.1
Net loss	(131.9)	(65.6)
Net income attributable to noncontrolling interests	0.8	7.6
Net loss attributable to Diebold Nixdorf, Incorporated	$(132.7)	$(73.2)

Basic and diluted weighted-average shares outstanding	76.4	75.8

Net loss attributable to Diebold Nixdorf, Incorporated
Basic and diluted loss per share	$(1.74)	$(0.97)

Dividends declared and paid per common share	$—	$0.10
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in millions)

	Three Months Ended
	March 31,
	2019	2018
Net loss	$(131.9)	$(65.6)
Other comprehensive income (loss), net of tax
Adoption of accounting standard	—	(29.0)
Translation adjustment	4.4	18.2
Foreign currency hedges (net of tax of $0.4 and $1.0, respectively)	(0.6)	(2.8)
Interest rate hedges
Net (loss) gain recognized in other comprehensive income (net of tax of $0.5 and $(0.6), respectively)	(2.3)	2.2
Reclassification adjustment for amounts recognized in net income	0.5	0.4
	(1.8)	2.6
Pension and other post-retirement benefits
Net actuarial (loss) gain amortization (net of tax of $(0.3) and $(0.4), respectively)	(0.5)	1.8
Other	0.1	—
Other comprehensive loss, net of tax	1.6	(9.2)
Comprehensive loss	(130.3)	(74.8)
Less: comprehensive income attributable to noncontrolling interests	3.5	7.6
Comprehensive loss attributable to Diebold Nixdorf, Incorporated	$(133.8)	$(82.4)
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Three Months Ended
	March 31,
	2019	2018
Cash flow from operating activities
Net loss	$(131.9)	$(65.6)
Adjustments to reconcile net loss to cash flow used by operating activities:
Depreciation and amortization	58.4	64.4
Share-based compensation	9.3	13.7
Loss (gain) on sale of assets, net	3.4	(7.7)
Deferred income taxes	4.2	(17.9)
Other	0.4	(1.9)
Changes in certain assets and liabilities
Trade receivables	33.2	(17.7)
Inventories	(63.1)	(90.2)
Accounts payable	(12.4)	(3.6)
Deferred revenue	66.6	60.3
Sales tax and net value added tax	(16.8)	(29.7)
Income taxes	47.2	28.2
Accrued salaries, wages and commissions	(13.3)	(27.2)
Restructuring	(17.7)	(7.5)
Warranty liability	(2.3)	(12.9)
Certain other assets and liabilities	(22.3)	(27.0)
Net cash used by operating activities	(57.1)	(142.3)
Cash flow from investing activities
Capital expenditures	(14.7)	(20.2)
Payment for acquisitions	—	(5.8)
Proceeds from maturities of short-term investments	52.7	104.6
Payments for purchases of short-term investments	(48.3)	(45.5)
Proceeds from sale of assets	4.2	9.2
Increase in certain other assets	(5.4)	(9.1)
Net cash (used) provided by investing activities	(11.5)	33.2
Cash flow from financing activities
Dividends paid	—	(7.7)
Revolving credit facility borrowings (repayments), net	10.0	(75.0)
Other debt borrowings	5.0	26.0
Other debt repayments	(16.8)	(31.7)
Distributions and payments to noncontrolling interest holders	(11.0)	(0.5)
Repurchase of common shares	(1.1)	(2.5)
Net cash used by financing activities	(13.9)	(91.4)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	21.5
Decrease in cash, cash equivalents and restricted cash	(83.0)	(179.0)
Add: Cash included in assets held for sale at beginning of period	7.3	—
Less: Cash included in assets held for sale at end of period	4.8	—
Cash, cash equivalents and restricted cash at the beginning of the period	458.4	543.2
Cash, cash equivalents and restricted cash at the end of the period	$377.9	$364.2
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2019
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

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s annual report on Form 10-K for the year ended December 31, 2018. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may involve risks and uncertainties that could significantly impact expected future results. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of results to be expected for the full year.

Reclassification

In connection with changes in the Company's leadership, beginning with the second quarter of 2018, the Company's reportable operating segments are based on the following solutions: Eurasia Banking, Americas Banking and Retail. As a result, the Company reclassified comparative periods for consistency. The Company has reclassified the presentation of certain prior-year information to conform to the current presentation. The Company reclassified an immaterial amount of $2.7 for the three months ended March, 31, 2018, within the operating activities of the condensed consolidated statements of cash flows between depreciation and amortization and certain other assets and liabilities to correct the presentation.

Recently Adopted Accounting Guidance

Standards Adopted	Description	Effective Date
Accounting Standards Update (ASU) 2016-02, Leases
The standard requires that a lessee recognize on its balance sheet right-of-use (ROU) assets and corresponding liabilities resulting from leasing transactions, as well as additional financial statement disclosures. The Company elected the option to apply the transition requirements in Accounting Standards Codification (ASC) 842 at the effective date of January 1, 2019. The effects of initially applying ASC 842 resulted in no cumulative adjustment to retained earnings in the period of adoption. The provisions of this update apply to substantially all leased assets.
January 1, 2019

Note 2: Leases

The Company utilizes lease agreements to meet its operating needs. These leases support global staff via the use of office space, warehouses, vehicles for technicians and information technology (IT) equipment. The Company utilizes both operating and finance leases in its portfolio of leased assets, however, the majority of these leases are classified as operating. A significant portion of the volume of the lease portfolio is in fleet vehicles and IT office equipment, however, real estate leases constitute a majority of the value of the ROU assets. Lease agreements are utilized worldwide, with the largest location concentration in the United States, Germany and India.

The Company has made the following elections related to the adoption of ASU No. 2016-02 Leases (Topic 842):

•
The Company elected the option to apply the transition requirements in ASC 842 at the effective date of January 1, 2019. The effects of initially applying ASC 842 resulted in no cumulative adjustment to retained earnings in the period of adoption.

•
The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to carry forward its ASC 840 assessment regarding definition of a lease, lease classification, and initial direct costs.

•	The practical expedient related to land easements is not applicable as the Company currently does not utilize any easements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

•
The Company declined the hindsight practical expedient to determine the lease term and ROU asset impairment for existing leases. The decision to decline the hindsight practical expedient resulted in relying on assessments made under ASC 840 during transition and re-assessing under ASC 842 going forward.

•
The Company declined the short-term lease exception, therefore recognizing all leases in the ROU asset and lease liability balances. Consistent with ASC 842 requirements, leases that are one month or less are not included in the balance.

•
The Company elected to not separate non-lease components from lease components and, instead, to account for each separate lease component and the non-lease components associated with it as a single lease component, recognized on the balance sheet. This election has been made for all classes of underlying assets.

•
The Company elected to use a grouping/portfolio approach on applying discount rates to leases at transition, for certain groups of leases where it was determined that using this approach would not differ materially from a lease-by-lease approach.

The Company's lease population has initial lease terms ranging from less than one year to approximately ten years. Some leases include one or more options to renew, with renewal terms that can extend the lease term from six months to 15 years. We assess these renewal/extension options using a threshold of reasonably certain, which is a high threshold and, therefore, the majority of our lease terms for accounting purposes do not include renewal periods. For leases where the Company is reasonably certain to renew, those optional periods are included within the lease term and, therefore, the measurement of the ROU asset and lease liability. Some of the vehicle and IT equipment leases also include options to purchase the leased asset, typically at end of term at fair market value. Some of our leases include options to terminate the lease early. This allows the contract parties to terminate their obligations under the lease contract, sometimes in return for an agreed upon financial consideration. The terms and conditions of the termination options vary by contract, and for those leases where the Company is reasonably certain to use these options, the term and payments recognized in the measurement of ROU assets and lease liabilities has been updated accordingly. Additionally, there are several open-ended lease arrangements where the Company controls the option to continue or terminate the arrangement at any time after the first year. For these arrangements, the Company has used analysis of a mix of historical use and future economic incentive to determine the reasonable expected holding period. This term is used for measurement of ROU assets and lease liabilities.

The following table summarizes the weighted-average remaining lease terms and discount rates related to the Company's lease population:

Three Months Ended
March 31, 2019
Weighted-average remaining lease terms (in years)
Operating leases	4.5
Finance leases	2.8
Weighted-average discount rate
Operating leases	14.3%
Finance leases	26.7%

The weighted-average discount rates used for operating and finance leases varies due to the jurisdictional composition, whereas the Company has an immaterial amount of finance leases that are primarily comprised of leases in Turkey which have higher interest rates.

Certain lease agreements include payments based on a variety of global indexes or rates. These payment amounts have been projected using the index or rate as of lease commencement or the transition date and measured in ROU assets and lease liabilities. Other leases contain variable payments that are based on actual usage of the underlying assets and therefore are not measured in assets or liabilities as the variable payments are not based on an index or a rate. For real estate leases, these payments are most often tied to non-committed maintenance or utilities charges, and for equipment leases, to actual output or hours in operation. These amounts typically become known when the invoice is received, which is when expense is recognized. In rare circumstances, our lease agreements may contain residual value guarantees. Our lease agreements do not contain any restrictions or covenants, such as those relating to dividends or incurring additional financial obligations.

As of March 31, 2019, the Company did not have any leases that have not yet commenced but that create significant rights and obligations.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The Company determines whether an arrangement is or includes a lease at contract inception. All contracts containing the right to use an underlying asset are reviewed to confirm that the contract meets the definition of a lease. ROU assets and liabilities are recognized at commencement date and initially measured based on the present value of lease payments over the defined lease term.

As most leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. In order to apply the incremental borrowing rate, a rate table was developed to assign the appropriate rate to each lease based on lease term and currency of payments. For leases with large numbers of underlying assets, a portfolio approach with a collateralized rate was utilized. Assets were grouped based on similar lease terms and economic environments in a manner whereby the Company reasonably expects that the application does not differ materially from a lease-by-lease approach.

The following table summarizes the components of lease expense:

Three Months Ended
March 31, 2019
Lease expense
Operating lease expense	$20.6
Finance lease expense
Amortization of ROU lease assets	$0.1
Interest on lease liabilities	$0.1
Variable lease expense	$3.2

The following table summarizes the maturities of lease liabilities:

	Operating	Finance
2019 (excluding the three months ended March 31, 2019)	$67.2	$0.8
2020	58.1	1.0
2021	36.8	1.0
2022	23.0	—
2023	14.7	—
Thereafter	25.3	—
Total	225.1	2.8
Less: Present value discount	(53.0)	(0.7)
Lease liability	$172.1	$2.1

The following table summarizes the cash flow information related to leases:

Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating - operating cash flows	$21.9
Finance - financing cash flows	$0.1
Finance - operating cash flows	$0.1
ROU lease assets obtained in the exchange for lease liabilities
Operating leases	$14.7
Finance leases	$2.0

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table summarizes the balance sheet information related to leases:

March 31, 2019
Assets
Operating	$173.3
Finance	2.0
Total leased assets	$175.3

Current liabilities
Operating	$61.7
Finance	0.6
Noncurrent liabilities
Operating	110.4
Finance	1.5
Total lease liabilities	$174.2

Finance leases are included in other assets, other current liabilities and other liabilities on the condensed consolidated balance sheets.

Note 3: Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per share includes the dilutive effect of potential common shares outstanding. Under the two-class method of computing earnings (loss) per share, non-vested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities. The Company’s participating securities include restricted stock units (RSUs), director deferred shares and shares that were vested but deferred by employees. The Company calculated basic and diluted earnings (loss) per share under both the treasury stock method and the two-class method. For the three months ended March 31, 2019 and 2018, there were no differences in the earnings (loss) per share amounts calculated under the two methods. Accordingly, the treasury stock method is disclosed below.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table represents amounts used in computing earnings (loss) per share and the effect on the weighted-average number of shares of dilutive potential common shares:

	Three Months Ended
	March 31,
	2019	2018
Numerator
Income (loss) used in basic and diluted loss per share
Net loss	$(131.9)	$(65.6)
Net income attributable to noncontrolling interests	0.8	7.6
Net loss attributable to Diebold Nixdorf, Incorporated	$(132.7)	$(73.2)
Denominator
Weighted-average number of common shares used in basic and diluted loss per share (1)	76.4	75.8
Net loss attributable to Diebold Nixdorf, Incorporated
Basic and diluted loss per share	$(1.74)	$(0.97)

Anti-dilutive shares
Anti-dilutive shares not used in calculating diluted weighted-average shares	3.7	4.3

(1)
Incremental shares of 1.2 and 0.9 shares for the three months ended March 31, 2019 and 2018, respectively, would have been included in the weighted-average number of shares used in diluted earnings (loss) per share used in the computation of diluted earnings (loss) per share because their effects are dilutive.

Note 4: Share-Based Compensation

The Company’s share-based compensation payments to employees are recognized based on their grant-date fair values during the period in which the employee is required to provide services in exchange for the award. Share-based compensation is primarily recognized as a component of selling and administrative expense. Total share-based compensation expense was $9.3 and $13.7 for the three months ended March 31, 2019 and 2018, respectively. In the first quarter of 2019, the Company changed its accounting estimate from using a forfeiture assumption to recording actual forfeitures. The change resulted in an immaterial increase in share-based compensation expense for the three months ended March 31, 2019.

Options outstanding and exercisable as of March 31, 2019 are included under the Company’s 1991 Equity and Performance Incentive Plan (as Amended and Restated as of February 12, 2014) (the 1991 Plan) and the Company's 2017 Equity and Performance Incentive Plan (the 2017 Plan). Changes during the three months ended March 31, 2019 were as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
		(per share)	(in years)
Outstanding at January 1, 2019	2.5	$27.05
Expired or forfeited	(0.1)	$29.76
Granted	1.1	$4.33
Outstanding at March 31, 2019	3.5	$19.83	6	$12.1
Options exercisable at March 31, 2019	1.9	$28.67	9	$15.4
Options vested and expected to vest(2) at March 31, 2019	3.5	$19.83	8	$27.5

(1)
The aggregate intrinsic value (the difference between the closing price of the Company’s common shares on the last trading day of the first quarter of 2019 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders exercised their options on March 31, 2019. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common shares.

(2)	The options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding non-vested options.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table summarizes information on non-vested RSUs and performance shares relating to employees and non-employee directors for the three months ended March 31, 2019:

	Number of Shares	Weighted-Average Grant-Date Fair Value

RSUs:
Non-vested at January 1, 2019	1.6	$19.66
Vested	(0.6)	$21.57
Granted	1.2	$4.08
Non-vested at March 31, 2019	2.2	$10.62
Performance Shares:
Non-vested at January 1, 2019	3.0	$26.90
Forfeited	(0.5)	$26.78
Vested	(0.2)	$26.60
Non-vested at March 31, 2019	2.3	$26.90

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

As of March 31, 2019, there were 0.1 non-employee director deferred shares vested and outstanding.

On April 25, 2019, the Company's shareholders approved amendments to the 2017 Plan, which provide for an additional 3.0  common shares available for award. The 2017 Plan is expected to attract and retain directors, officers and employees of the Company by providing incentives and rewards for performance.

Note 5: Income Taxes

The effective tax rate on loss from continuing operations was (85.0) percent for the three months ended March 31, 2019. The expense on the loss is due primarily to the tax impacts of the the U.S. Tax Cuts and Jobs Act (the Tax Act) on the estimated projected tax rate. More specifically, the impacts of the global intangible low-taxed income (GILTI) and base erosion and anti-abuse tax (BEAT). In addition, the Company collapsed its Barbados structure to meet the debt covenant requirements from our lenders during the quarter which resulted in additional discrete tax expense which is being offset in part by the valuation allowance release relating to the Company’s nondeductible interest expense resulting in no additional cash taxes. The above items noted as well as the Company’s jurisdictional income (loss) mix and varying respective statutory rates are the primary drivers of the quarterly tax rate.

The effective tax rate on the net loss was (40.4) percent for the three months ended March 31, 2018. The expense on the loss is due primarily from impacts related to GILTI on the estimated annual tax rate.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 6: Inventories

Major classes of inventories are summarized as follows:

	March 31, 2019	December 31, 2018
Finished goods	$261.4	$211.2
Service parts	222.2	221.6
Raw materials and work in process	179.4	177.3
Total inventories	$663.0	$610.1

The increase in finished goods inventory was primarily attributable to increased in transit inventory to meet customer orders in Brazil, Thailand and Europe, Middle East and Africa (EMEA).

Note 7: Investments

The Company’s investments, primarily in Brazil, consist of certificates of deposit that are classified as available-for-sale and stated at fair value based upon quoted market prices. Unrealized gains and losses are recorded in accumulated other comprehensive income (AOCI). Realized gains and losses are recognized in investment income and are determined using the specific identification method. There were no realized gains from the sale of securities or proceeds from the sale of available-for-sale securities for the three months ended March 31, 2019 and 2018.

The Company has deferred compensation plans that enable certain employees to defer receipt of a portion of their cash, 401(k) or share-based compensation and non-employee directors to defer receipt of director fees at the participants’ discretion. For deferred cash-based compensation, the Company established rabbi trusts (refer to note 18), which are recorded at fair value of the underlying securities within securities and other investments. The related deferred compensation liability is recorded at fair value within other long-term liabilities. Realized and unrealized gains and losses on marketable securities in the rabbi trusts are recognized in interest income.

The Company’s investments subject to fair value measurement consist of the following:

	Cost Basis	Unrealized Gain	Fair Value
As of March 31, 2019
Short-term investments
Certificates of deposit	$31.5	$—	$31.5
Long-term investments
Assets held in a rabbi trust	$6.1	$0.5	$6.6

As of December 31, 2018
Short-term investments
Certificates of deposit	$33.5	$—	$33.5
Long-term investments
Assets held in a rabbi trust	$6.5	$(0.2)	$6.3

Securities and other investments also includes a cash surrender value of insurance contracts of $9.3 and $11.1 as of March 31, 2019 and December 31, 2018, respectively. The decrease is primarily due to death benefits paid. In addition, it includes an interest rate swap asset carrying value of $2.8 and $4.8 as of March 31, 2019 and December 31, 2018, respectively, which also represents fair value (refer to note 18).

The Company has certain strategic alliances that are not consolidated. The Company tests these strategic alliances annually, individually and in the aggregate, to determine materiality. The Company owns 40.0 percent of Inspur (Suzhou) Financial Technology Service Co. Ltd. (Inspur JV) and 43.6 percent of Aisino-Wincor Retail & Banking Systems (Shanghai) Co., Ltd. (Aisino JV). The Company engages in transactions in the ordinary course of business with its strategic alliances. The Company's strategic alliances are not significant subsidiaries and are accounted for under the equity method of investments. As of March 31, 2019 , the Company had accounts receivable and accounts payable balances with these strategic alliances of $14.2 and $9.8,

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

respectively, which are included in trade receivables, less allowances for doubtful accounts accounts payables on the condensed consolidated balance sheets.

In May 2017, the Company announced a strategic partnership with Kony, a leading enterprise mobility and application company, to offer white label mobile application solutions for financial institutions and retailers. As of March 31, 2019, the Company's carrying value in Kony was $14.0 and the fair value was not estimated as there were no events or changes in circumstances in the investment.

There were no significant changes in provision for credit losses, recoveries and write-offs during the three months ended March 31, 2019 and 2018. As of March 31, 2019, finance leases and notes receivable individually evaluated for impairment were $36.6 and $4.8, respectively, with no provision recorded. As of March 31, 2018, finance leases and notes receivable individually evaluated for impairment were $32.4 and $15.0, respectively. There have been no material changes to the balances on the finance lease receivables maturity schedule since December 31, 2018. The income related to the finance lease receivables was minimal for the three months ended March 31, 2019.

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

As of March 31, 2019 and December 31, 2018, the recorded investment in past-due financing receivables was minimal and no recorded investment in the finance receivables was past due 90 days or more and still accruing interest.

Note 8: Goodwill and Other Assets

The Company’s three reportable operating segments are Eurasia Banking, Americas Banking and Retail. The Company has allocated goodwill to its Eurasia Banking, Americas Banking and Retail reportable operating segments. The changes in carrying amounts of goodwill within the Company's segments are summarized as follows:

	Eurasia Banking	Americas Banking	Retail	Total
Goodwill	$639.4	$462.9	$305.5	$1,407.8
Accumulated impairment losses	(168.7)	(122.0)	—	(290.7)
Balance at January 1, 2018	$470.7	$340.9	$305.5	$1,117.1
Transferred to assets held for sale	(0.8)	(0.3)	(45.9)	(47.0)
Currency translation adjustment	(10.0)	(8.3)	(7.2)	(25.5)
Goodwill	$628.6	$454.3	$252.4	$1,335.3
Impairment	(153.0)	—	(64.5)	(217.5)
Accumulated impairment losses	(321.7)	(122.0)	(64.5)	(508.2)
Balance at December 31, 2018	$306.9	$332.3	$187.9	$827.1
Divestitures	—	—	(3.0)	(3.0)
Currency translation adjustment	(4.2)	(3.5)	(2.8)	(10.5)
Goodwill	$624.4	$450.8	$246.6	$1,321.8
Accumulated impairment losses	(321.7)	(122.0)	(64.5)	(508.2)
Balance at March 31, 2019	$302.7	$328.8	$182.1	$813.6

During the second quarter of 2018, the Company performed an impairment test of goodwill for all of its line of business (LoB) reporting units due to the change in its reportable operating segments. Based on the results of the LoB testing, the fair values of

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

each of the Company's reporting units exceed their carrying values except for the Services-Asia Pacific (AP) and Software-EMEA reporting units which resulted in a non-cash impairment loss of $83.1 during the second quarter 2018.

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

The following summarizes information on intangible assets by major category:

		March 31, 2019			December 31, 2018
	Weighted-average remaining useful lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships, net	6.4 years	$698.8	$(194.2)	$504.6	$712.2	$(179.1)	$533.1

Internally-developed software	1.3 years	192.5	(126.2)	66.3	189.6	(118.9)	70.7
Development costs non-software	1.6 years	51.5	(43.0)	8.5	52.5	(44.3)	8.2
Other intangibles	0.4 years	78.9	(69.5)	9.4	79.5	(66.9)	12.6
Other intangible assets, net		322.9	(238.7)	84.2	321.6	(230.1)	91.5
Total		$1,021.7	$(432.9)	$588.8	$1,033.8	$(409.2)	$624.6

Amortization expense on capitalized software of $8.6 and $8.8 was included in service and software cost of sales for the three months ended March 31, 2019 and 2018, respectively. The Company's total amortization expense, including deferred financing costs, was $37.1 and $39.9 for the three months ended March 31, 2019 and 2018, respectively.

Note 9: Guarantees and Product Warranties

The Company provides its global operations guarantees and standby letters of credit through various financial institutions for suppliers, customers, regulatory agencies and insurance providers. If the Company is not able to make payments or fulfill contractual obligations, the suppliers, customers, regulatory agencies and insurance providers may draw on the pertinent bank. At March 31, 2019, the maximum future payment obligations related to these various guarantees totaled $220.3, of which $27.5 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2018, the maximum future payment obligations relative to these various guarantees totaled $135.2, of which $27.5 represented standby letters of credit to insurance providers, and no associated liability was recorded.

The Company provides its customers a manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors such

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts. The decrease in the liability was primarily due to warranties expiring in Brazil and Germany.

Changes in the Company’s warranty liability balance are illustrated in the following table:

	2019	2018
Balance at January 1	$40.1	$76.7
Current period accruals	3.9	7.5
Current period settlements	(6.0)	(19.0)
Currency translation adjustment	(0.3)	1.5
Balance at March 31	$37.7	$66.7

Note 10: Restructuring

The following table summarizes the impact of the Company’s restructuring charges on the condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2019	2018
Cost of sales – services	$1.5	$2.0
Cost of sales – products	—	0.6
Selling and administrative expense	2.2	1.3
Research, development and engineering expense	0.1	—
Total	$3.8	$3.9

The following table summarizes the Company’s type of restructuring charges by reportable operating segment:

	Three Months Ended
	March 31,
	2019	2018
Severance
Eurasia Banking	$1.5	$2.5
Americas Banking	0.4	0.1
Retail	0.8	0.5
Corporate	1.1	0.8
Total severance	$3.8	$3.9

DN Now

During the second quarter of 2018, the Company began implementing DN Now to deliver greater, more sustainable profitability. The plan is anticipating savings of approximately $160 for 2019, of which $130 is related to the restructuring actions in connection with the new customer centric operating model with clear role charters and a global workforce aligned with market demand and the remainder is related to other initiatives. Additional near term activities include divesting of non-core and/or non-accretive businesses, initiating a services modernization plan and rationalizing of the Company's product portfolio. The Company incurred restructuring charges of $3.8 for the three months ended March 31, 2019 related to DN Now. The Company anticipates additional restructuring costs of approximately $170 to $200 through the end of the plan primarily related to severance anticipated for completion of the Company's transformation throughout the three solution segments and corporate.

Completed Plans

DN2020 Plan. As of August 15, 2016, the date of the acquisition of Wincor Nixdorf Aktiengesellschaft (now known as Diebold Nixdorf AG) (the Acquisition), the Company launched a multi-year integration and transformation program, known as DN2020. The Company incurred restructuring charges of $3.8 for the three months ended March 31, 2018 related to this plan.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2019
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

The following table summarizes the Company's cumulative total restructuring costs by plan as of March 31, 2019:

	Severance
	DN Now	DN2020 Plan	Strategic Alliance	Total

Eurasia Banking	$34.8	$51.5	$8.2	$94.5
Americas Banking	9.0	13.6	—	22.6
Retail	13.3	15.6	—	28.9
Corporate	5.6	15.1	—	20.7
Total	$62.7	$95.8	$8.2	$166.7

The following table summarizes the Company’s restructuring accrual balances and related activity for the three months ended March 31:

	2019	2018
Balance at January 1	$56.9	$54.0
Liabilities incurred	3.8	3.9
Liabilities paid/settled	(22.1)	(10.2)
Balance at March 31	$38.6	$47.7

Note 11: Debt

Outstanding debt balances were as follows:

	March 31, 2019	December 31, 2018
Notes payable
Uncommitted lines of credit	$18.4	$20.9
Term Loan A-1 Facility	16.3	16.3
Term Loan B Facility - USD	4.8	4.8
Term Loan B Facility - Euro	4.7	4.8
Other	3.0	2.7
	$47.2	$49.5
Long-term debt
Revolving Facility	$135.0	$125.0
Term Loan A Facility	126.3	126.3
Delayed Draw Term Loan A Facility	160.5	160.5
Term Loan A-1 Facility	621.6	625.6
Term Loan B Facility - USD	412.0	413.2
Term Loan B Facility - Euro	402.9	411.9
2024 Senior Notes	400.0	400.0
Other	2.6	2.4
	2,260.9	2,264.9
Long-term deferred financing fees	(69.7)	(74.9)
	$2,191.2	$2,190.0

As of March 31, 2019, the Company had various international short-term uncommitted lines of credit with borrowing limits of $50.8. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of March 31, 2019 and December 31, 2018 was 8.83 percent and 8.80 percent, respectively, and primarily relate to short-term uncommitted lines of credit in India and Brazil. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at March 31, 2019 was $32.4.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The cash flows related to debt borrowings and repayments were as follows:

	Three Months Ended
	March 31,
	2019	2018
Revolving credit facility borrowings (repayments), net	$10.0	$(75.0)

Other debt borrowings
International short-term uncommitted lines of credit borrowings	$5.0	$26.0

Other debt repayments
Payments on Term Loan A Facility under the Credit Agreement	$—	$(5.8)
Payments on Delayed Draw Term Loan A Facility under the Credit Agreement	—	(3.1)
Payments Term Loan A-1 Facility under the Credit Agreement	(4.0)	—
Payments on Term Loan B Facility - USD under the Credit Agreement	(1.2)	(1.2)
Payments on Term Loan B Facility - Euro under the Credit Agreement	(1.2)	(1.3)
International short-term uncommitted lines of credit and other repayments	(10.4)	(20.3)
	$(16.8)	$(31.7)

The Company has a revolving and term loan credit agreement (the Credit Agreement), with a revolving facility of up to $500.0 (the Revolving Facility). On December 23, 2020, the Term Loan A Facility will mature and the Revolving Facility will automatically terminate. The weighted-average interest rate on outstanding Revolving Facility borrowings as of March 31, 2019 and December 31, 2018 was 6.00 percent and 5.97 percent, respectively, which is variable based on the London Interbank Offered Rate (LIBOR). The amount available under the Revolving Facility as of March 31, 2019 was $337.5, after excluding $27.5 in letters of credit.

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

On August 30, 2018, the Company entered into a sixth amendment and incremental amendment (the Sixth Amendment) to its Credit Agreement. The Amendment amended the financial covenants and established a new senior secured incremental term A-1 facility in an aggregate principal amount of $650.0 (Term Loan A-1 Facility) and makes certain other changes to the Credit Agreement. Following the execution of the Sixth Amendment, the Company has executed, and has caused certain of its subsidiaries to execute, certain foreign security and guaranty documents for the benefit of the secured parties under the Credit Agreement that provide for guarantees by, and additional security with respect to the equity interests in and the the stock of certain foreign subsidiaries.

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
FORM 10-Q as of March 31, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The interest rate with respect to the Term Loan A-1 Facility is based on, at the Company’s option, either the alternative base rate (ABR) plus 8.25 percent or a eurocurrency rate plus 9.25 percent. The Term A-1 Facility will mature in August 2022, the fourth anniversary of the Sixth Amendment. The Term Loan A-1 Facility is subject to a maximum consolidated net leverage ratio, a minimum consolidated interest coverage ratio and certain covenant reset triggers (Covenant Reset Triggers) as described in the Sixth Amendment. Upon the occurrence of any Covenant Reset Trigger, the financial covenant levels will automatically revert to previous financial covenant levels in effect prior to the Sixth Amendment.

The Credit Agreement financial ratios at March 31, 2019 were as follows:

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

The Company has $400.0 aggregate principal amount of senior notes due 2024 (the 2024 Senior Notes), which are and will be guaranteed by certain of the Company’s existing and future subsidiaries and mature in April 2024.

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

The Company's financing agreements contain various financial covenants, including net debt to capitalization, net debt to EBITDA and net interest coverage ratio, along with certain negative covenants that, among other things, limit dividends, acquisitions and the use of proceeds from divestitures. Under the Sixth Amendment, the Term Loan A-1 Facility is under a covenant holiday period until the earlier of any covenant reset trigger or April 1, 2019. As of March 31, 2019, the Company was in compliance with the financial and other covenants in its debt agreements.

Note 12: Redeemable Noncontrolling Interests

Changes in the Company's redeemable noncontrolling interests balance are illustrated in the following table:

	2019	2018
Balance at January 1	$130.4	$492.1
Other comprehensive income	(1.7)	—
Redemption value adjustment	(18.6)	17.5
Redemption of shares	(10.3)	—
Balance at March 31	$99.8	$509.6

On February 14, 2017, the date of effectiveness of the Domination and Profit and Loss Transfer Agreement, dated September 26, 2016 (the DPLTA), between Diebold Holding Germany Inc. & Co. KGaA (Diebold KGaA), a wholly-owned subsidiary of Diebold

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Nixdorf, Incorporated, and Diebold Nixdorf AG, the carrying value of the noncontrolling interest related to the Diebold Nixdorf AG of $386.7 was reclassified to redeemable noncontrolling interest. For the period of time that the DPLTA is effective, this interest in Diebold Nixdorf AG will remain in redeemable noncontrolling interest and presented outside of equity in the consolidated balance sheets of the Company. As of March 31, 2019 and December 31, 2018, the balance related to the redeemable noncontrolling interest related to the Diebold Nixdorf AG ordinary shares the Company did not acquire was $87.4 and $99.1, respectively. The change is primarily related to currency fluctuations and the redemption of 0.2 Diebold Nixdorf AG ordinary shares in the three months ended March 31, 2019. The Company increased its ownership stake in Diebold Nixdorf AG to 28.4 ordinary shares, or approximately 95.3 percent, as of March 31, 2019. In March 2019, at a Diebold Nixdorf AG shareholder meeting, a merger squeeze-out was approved and, as a result, Diebold Nixdorf AG and Diebold KGaA will continue to execute the squeeze-out procedures.

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
FORM 10-Q as of March 31, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 13: Equity

The following table presents changes in shareholders' equity attributable to Diebold Nixdorf, Incorporated and the noncontrolling interests:

					Accumulated Other Comprehensive Income (Loss)	Total Diebold Nixdorf, Incorporated Shareholders' Equity
	Common Shares	Additional Capital	Retained Earnings	Treasury Shares			Non-controlling Interests	Total Equity
Balance, December 31, 2017	$113.2	$721.5	$374.5	$(567.4)	$(196.3)	$445.5	$36.8	$482.3
Net income (loss)			(73.2)			(73.2)	7.6	(65.6)
Other comprehensive income (loss)					(9.2)	(9.2)	—	(9.2)
Share-based compensation issued	0.6	(0.6)				—		—
Share-based compensation expense		13.7				13.7		13.7
Dividends paid			(7.7)			(7.7)		(7.7)
Accounting principle change			33.6			33.6		33.6
Treasury shares				(2.5)		(2.5)		(2.5)
Reclassification of guaranteed dividend to accrued liabilities						—	(4.4)	(4.4)
Distribution noncontrolling interest holders, net						—	(0.5)	(0.5)
Acquisitions and divestitures, net						—	(3.3)	(3.3)
Balance, March 31, 2018	$113.8	$734.6	$327.2	$(569.9)	$(205.5)	$400.2	$36.2	$436.4

Balance, December 31, 2018	$114.2	$741.8	$(168.3)	$(570.4)	$(303.7)	$(186.4)	$26.8	$(159.6)
Net income (loss)			(132.7)			(132.7)	0.8	(131.9)
Other comprehensive income (loss)					(1.1)	(1.1)	2.7	1.6
Share-based compensation issued	0.7	(0.7)				—		—
Share-based compensation expense		9.3				9.3		9.3
Treasury shares				(1.1)		(1.1)		(1.1)
Reclassification of guaranteed dividend to accrued liabilities						—	(0.6)	(0.6)
Reclassifications of redeemable noncontrolling interest		10.6				10.6	—	10.6
Acquisitions and divestitures, net						—	(3.0)	(3.0)
Balance, March 31, 2019	$114.9	$761.0	$(301.0)	$(571.5)	$(304.8)	$(301.4)	$26.7	$(274.7)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 14: Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the three months ended March 31, 2019:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2019	$(191.5)	$(1.9)	$10.6	$(121.0)	$0.1	$(303.7)
Other comprehensive income (loss) before reclassifications (1)	1.7	(0.6)	(2.3)	—	0.1	(1.1)
Amounts reclassified from AOCI	—	—	0.5	(0.5)	—	—
Net current-period other comprehensive income (loss)	1.7	(0.6)	(1.8)	(0.5)	0.1	(1.1)
Balance at March 31, 2019	$(189.8)	$(2.5)	$8.8	$(121.5)	$0.2	$(304.8)
(1) Other comprehensive income (loss) before reclassifications within the translation component excludes $2.7 of translation attributable to noncontrolling interests.

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the three months ended March 31, 2018:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2018	$(116.8)	$(5.1)	$8.1	$(82.6)	$0.1	$(196.3)
Adoption of accounting standards (1)	(9.1)	(1.0)	1.3	(20.2)	—	$(29.0)
Other comprehensive income (loss) before reclassifications	18.2	(2.8)	2.2	—	—	17.6
Amounts reclassified from AOCI	—	—	0.4	1.8	—	2.2
Net current-period other comprehensive income (loss)	9.1	(3.8)	3.9	(18.4)	—	(9.2)
Balance at March 31, 2018	$(107.7)	$(8.9)	$12.0	$(101.0)	$0.1	$(205.5)
(1)Stranded tax effects reclassified from AOCI to retained earnings from the adoption of ASU 2018-02.

The following table summarizes the details about amounts reclassified from AOCI:

	Three Months Ended		Affected Line Item in the Statement of Operations
	2019	2018
Interest rate hedges	$0.5	$0.4	Interest expense
Pension and post-retirement benefits:
Net actuarial (loss) gain amortization (net of tax of $(0.3) and $(0.4), respectively)	(0.5)	1.8	(1)
Total reclassifications for the period	$—	$2.2

(1)	Pension and other post-retirement benefits AOCI components are included in the computation of net periodic benefit cost (refer to note 16).

Note 15: Acquisitions and Divestitures

In the first quarter of 2019, the Company liquidated its SecurCash B.V. Netherlands entity, a cash transportation services business, Diebold Hungary Manufacturing, a manufacturing business and three Barbados holding companies resulting in a gain of $3.5. The Company divested its interest in Projective NV, a program and project management services business for financial institutions, for $4.2 in proceeds, net of cash transferred resulting in a loss of $2.8. The Company also recorded a loss of $4.1 on the divestiture of its Venezuela business.

In the first quarter of 2018, the Company acquired the remaining portion of its noncontrolling interest in its China operations for $5.8 in the aggregate.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2019
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

The Company has non-qualified pension plans to provide supplemental retirement benefits to certain officers, which have also been frozen since December 2013. Benefits are payable at retirement based upon a percentage of the participant’s compensation, as defined. In addition to providing retirement benefits, the Company provides post-employment healthcare and life insurance benefits (referred to as other benefits) for certain retired employees. Retired eligible employees in the United States may be entitled to these benefits based upon years of service with the Company, age at retirement and collective bargaining agreements. There are no plan assets and the Company funds the benefits as the claims are paid. The post-employment benefit obligation was determined by application of the terms of medical and life insurance plans together with relevant actuarial assumptions and healthcare cost trend rates.

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

The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans and other benefits for the three months ended March 31:

	Pension Benefits
	U.S.Plans		Non-U.S. Plans		Other Benefits
	2019	2018	2019	2018	2019	2018
Components of net periodic benefit cost
Service cost	$0.9	$1.0	$2.5	$2.8	$—	$—
Interest cost	5.5	5.2	1.6	1.6	0.1	0.1
Expected return on plan assets	(6.2)	(6.2)	(3.1)	(2.7)	—	—
Recognized net actuarial loss	1.3	1.6	(0.4)	(0.2)	—	—
Net periodic pension benefit cost	$1.5	$1.6	$0.6	$1.5	$0.1	$0.1

Contributions

There have been no significant changes to the expected 2019 plan year contribution amounts previously disclosed. For the three months ended March 31, 2019 and 2018, contributions of $11.9 and $22.6, respectively, were made to the qualified and non-qualified pension plans. The Company anticipates reimbursement of approximately $13 for certain benefits paid from its trustee in 2019. In March 2018, the Company received a $13.8 reimbursement for certain benefits paid from its trustees.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2019
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

The Company uses derivatives to mitigate the economic consequences associated with fluctuations in currencies and interest rates. The following table summarizes the gain (loss) recognized on derivative instruments:

Derivative instrument	Classification on condensed consolidated statements of operations	Three Months Ended
		March 31,
		2019	2018
Non-designated hedges and interest rate swaps	Interest expense	$1.1	$(0.3)
Foreign exchange forward contracts and cash flow hedges	Net sales	(0.1)	2.6
Foreign exchange forward contracts and cash flow hedges	Cost of sales	—	(0.1)
Foreign exchange forward contracts and cash flow hedges	Foreign exchange gain (loss), net	0.2	(0.2)
Total		$1.2	$2.0

Foreign Exchange

Non-Designated Hedges A substantial portion of the Company’s operations and revenues are international. As a result, changes in foreign exchange rates can create substantial foreign exchange gains and losses from the revaluation of non-functional currency monetary assets and liabilities. The Company elected not to apply hedge accounting to its foreign exchange forward contracts and therefore, spot-based gains/losses offset revaluation gains/losses within foreign exchange loss, net and forward-based gains/losses represent interest expense or income. The fair value of the Company’s non-designated foreign exchange forward contracts was $1.0 and $0.5 as of March 31, 2019 and December 31, 2018, respectively.

Cash Flow Hedges The Company is exposed to fluctuations in various foreign currencies against its functional currency. The Company's sales and purchases are transacted in foreign currencies. As of March 31, 2019, the Company had the following outstanding foreign currency derivatives that were used to hedge its foreign exchange risks:

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

In November 2016, the Company entered into multiple pay-fixed receive-variable interest rate swaps with an aggregate notional amount of $400.0. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

The Company has an interest rate swap for a nominal sum of €50.0, which was entered into in May 2010 with a ten-year term from October 1, 2010 until September 30, 2020. The interest rate swap is not designated and changes in the fair value of non-

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

designated interest rate swap agreements are recognized in miscellaneous, net in the condensed consolidated statements of operations. The Company recognized $0.5 in interest expense relating to the interest rate swap for both the three months ended March 31, 2019 and 2018.

Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any additional derivatives that are not designated as hedges.

Note 18: Fair Value of Assets and Liabilities

Assets and Liabilities Recorded at Fair Value

Assets and liabilities subject to fair value measurement are as follows:

		March 31, 2019			December 31, 2018
			Fair Value Measurements Using			Fair Value Measurements Using
	Classification on condensed consolidated Balance Sheets	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets
Short-term investments
Certificates of deposit	Short-term investments	$31.5	$31.5	$—	$33.5	$33.5	$—
Assets held in rabbi trusts	Securities and other investments	6.6	6.6	—	6.3	6.3	—
Foreign exchange forward contracts	Other current assets	1.7	—	1.7	3.4	—	3.4
Interest rate swaps	Other current assets	4.6	—	4.6	5.3	—	5.3
Interest rate swaps	Securities and other investments	2.8	—	2.8	4.8	—	4.8
Total		$47.2	$38.1	$9.1	$53.3	$39.8	$13.5
Liabilities
Foreign exchange forward contracts	Other current liabilities	$5.3	$—	$5.3	$3.1	$—	$3.1
Interest rate swaps	Other current liabilities	3.6	—	3.6	3.6	—	3.6
Deferred compensation	Other liabilities	6.6	6.6	—	6.3	6.3	—
Total		$15.5	$6.6	$8.9	$13.0	$6.3	$6.7

The Company uses the end of period when determining the timing of transfers between levels. During each of the three months ended March 31, 2019 and 2018, there were no transfers between levels.

The carrying amount of the Company's debt instruments approximates fair value except for the 2024 Senior Notes. The fair value and carrying value of the 2024 Senior Notes are summarized as follows:

	March 31, 2019		December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
2024 Senior Notes	358.0	400.0	242.0	400.0

Refer to note 11 for further details surrounding the Company's long-term debt as of March 31, 2019 compared to December 31, 2018. Additionally, the Company remeasures certain assets to fair value, using Level 3 measurements, as a result of the occurrence of triggering events. In the second and third quarters of 2018, in connection with certain triggering events, the Company performed impairment tests of goodwill for all of its reporting units, refer to note 8 for further details. Besides goodwill from certain reporting units noted above, there were no significant assets or liabilities that were remeasured at fair value on a non-recurring basis during the period presented.

Note 19: Commitments and Contingencies

Contractual Obligation

At March 31, 2019, the Company had purchase commitments due within one year totaling $0.1 for materials and services through contract manufacturing agreements at negotiated prices. The Company guarantees a fixed cost of certain products used in production to its China strategic partners.

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

At March 31, 2019, the Company was a party to several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the consolidated financial statements would not be materially affected by the outcome of these indirect tax claims and/or proceedings or asserted claims.

In addition to these routine indirect tax matters, the Company was a party to the proceedings described below:

The Company has challenged multiple customs rulings in Thailand seeking to retroactively collect customs duties on previous imports of automatic teller machines (ATMs). In August 2017 and March 2019, the Supreme Court of Thailand ruled in the Company's favor in two of the matters, finding that Customs' attempt to collect duties for importation of ATMs was improper. The surviving matters remain at various stages of the appeals process and the Company will use the Supreme Court's decisions in support of its position in those matters. Management remains confident that the Company has a valid legal position in these appeals. Accordingly, the Company does not have any amount accrued for this contingency.

A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated accrual. The Company estimated the aggregate risk at March 31, 2019 to be up to $118.7 for its material indirect tax matters, of which $27.0 related to the Thailand customs matter disclosed above. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2019
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

Segment revenue represents revenues from sales to external customers. Segment operating profit is defined as revenues less expenses identifiable to those segments. The Company does not allocate to its segments certain operating expenses, managed at the corporate level; that are not routinely used in the management of the segments; or information that is impractical to allocate. These unallocated costs include certain corporate costs, amortization of acquired intangible assets and deferred revenue, restructuring charges, impairment charges, legal, indemnification and professional fees related to acquisition and divestiture expenses, along with other income (expenses). Segment operating profit reconciles to consolidated income (loss) before income taxes by deducting corporate costs and other income or expense items that are not attributed to the segments. Corporate charges not allocated to segments include headquarter-based costs associated with procurement, human resources, compensation and benefits, finance and accounting, global development/engineering, global strategy/mergers and acquisitions, global IT, tax, treasury and legal. Assets are not allocated to segments, and thus are not included in the assessment of segment performance, and consequently, we do not disclose total assets and depreciation and amortization expense by reportable operating segment.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following tables represent information regarding the Company’s segment information and provides a reconciliation between segment operating profit and the consolidated income (loss) before income taxes:

	Three Months Ended
	March 31,
	2019	2018
Net sales summary by segment
Eurasia Banking	$382.6	$435.1
Americas Banking	362.7	333.7
Retail	282.8	295.4
Total revenue	$1,028.1	$1,064.2

Intersegment revenue
Eurasia Banking	$55.2	$31.0
Americas Banking	2.2	5.5
Total intersegment revenue	$57.4	$36.5

Segment operating profit
Eurasia Banking	$33.7	$19.5
Americas Banking	18.5	5.0
Retail	8.1	10.2
Total segment operating profit	60.3	34.7

Corporate charges not allocated to segments (1)	(33.2)	(17.1)
Restructuring charges	(3.8)	(3.9)
Net non-routine expense	(47.8)	(37.2)
	(84.8)	(58.2)
Operating loss	(24.5)	(23.5)
Other income (expense)	(46.6)	(24.0)
Loss before taxes	$(71.1)	$(47.5)

(1)
Corporate charges not allocated to segments include headquarter-based costs associated with procurement, human resources, compensation and benefits, finance and accounting, global development/engineering, global strategy/mergers and acquisitions, global IT, tax, treasury and legal.

Net non-routine expense consists of items that the Company has determined are non-routine in nature and not allocated to the reportable operating segments. Net non-routine expense of $47.8 for the three months ended March 31, 2019 primarily consisted of purchase accounting pre-tax charges for amortization of acquired intangibles of $24.6 and legal, consulting and deal expense of $20.7. Net non-routine expense of $37.2 for the three months ended March 31, 2018 was primarily due to acquisition integration expenses of $15.2, primarily within selling and administrative expense, and purchase accounting pre-tax charges for amortization of acquired intangibles of $31.2.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table presents information regarding the Company’s segment net sales by service and product solution:

	Three Months Ended
	March 31,
	2019	2018
Segments
Eurasia Banking
Services	$247.0	$279.2
Products	135.6	155.9
Total Eurasia Banking	382.6	435.1

Americas Banking
Services	240.8	251.2
Products	121.9	82.5
Total Americas Banking	362.7	333.7

Retail
Services	140.9	159.9
Products	141.9	135.5
Total Retail	282.8	295.4

Total net sales	$1,028.1	$1,064.2

In the following table, revenue is disaggregated by timing of revenue recognition at March 31:

Timing of revenue recognition	2019	2018
Products transferred at a point in time	39%	35%
Products and services transferred over time	61%	65%
Net sales	100%	100%

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 21: Supplemental Guarantor Information

The Company issued the 2024 Senior Notes in an offering exempt from the registration requirements of the Securities Act of 1933. The 2024 Senior Notes are and will be guaranteed by certain of the Company's existing and future domestic subsidiaries. In addition, the 2024 Senior Notes are guaranteed by a foreign subsidiary of the Company. The following presents the condensed consolidating financial information separately for:

(i)	Diebold Nixdorf, Incorporated (the Parent Company), the issuer of the guaranteed obligations;

(ii)	Domestic guarantor subsidiaries, on a combined basis, as specified in the indenture governing the Company's obligations under the 2024 Senior Notes;

(iii)	Foreign guarantor subsidiary, as specified in the indenture governing the Company's obligations under the 2024 Senior Notes;

(iv)	Non-guarantor subsidiaries, on a combined basis;

(v)
Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between the Parent Company, the guarantor subsidiaries, the foreign guarantor subsidiary and the non-guarantor subsidiaries, (b) eliminate the investments in its subsidiaries, and (c) record consolidating entries; and

(vi)	Diebold Nixdorf, Incorporated and Subsidiaries on a consolidated basis.

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

The Company also reclassified certain assets and liabilities for inclusion of an additional wholly-owned domestic subsidiary from its non-guarantor subsidiaries to the combined guarantor subsidiaries and a wholly-owned foreign subsidiary from its non-guarantor subsidiaries to the foreign guarantor subsidiary as a result of changes included in the Sixth Amendment.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Balance Sheet
As of March 31, 2019

	Parent	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiary	Non- Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
ASSETS
Current assets
Cash, cash equivalents and restricted cash	$14.1	$3.0	$—	$360.8	$—	$377.9
Short-term investments	—	—	—	31.5	—	31.5
Trade receivables, net	117.2	—	—	580.5	—	697.7
Intercompany receivables	660.3	589.3	—	724.4	(1,974.0)	—
Inventories	161.7	—	—	505.4	(4.1)	663.0
Prepaid, income taxes and other current assets	32.8	12.6	—	334.0	(12.2)	367.2
Total current assets	986.1	604.9	—	2,536.6	(1,990.3)	2,137.3
Securities and other investments	18.7	—	—	—	—	18.7
Property, plant and equipment, net	75.5	0.7	—	218.3	—	294.5
Goodwill	55.5	—	—	758.1	—	813.6
Deferred income taxes	106.5	6.2	—	95.7	—	208.4
Intangible assets, net	28.9	—	—	559.9	—	588.8
Investment in subsidiary	1,738.7	(1.6)	419.7	—	(2,156.8)	—
Long-term intercompany receivables	617.9	—	—	—	(617.9)	—
Other assets	53.5	0.3	—	212.2	—	266.0
Total assets	$3,681.3	$610.5	$419.7	$4,380.8	$(4,765.0)	$4,327.3

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities
Notes payable	$26.9	$—	$—	$20.3	$—	$47.2
Accounts payable	79.6	0.1	—	412.1	—	491.8
Intercompany payable	1,192.2	59.8	122.5	599.5	(1,974.0)	—
Deferred revenue	124.6	—	—	318.6	—	443.2
Payroll and other benefits liabilities	25.0	0.5	—	141.7	—	167.2
Other current liabilities	151.6	0.1	—	365.6	(12.2)	505.1
Total current liabilities	1,599.9	60.5	122.5	1,857.8	(1,986.2)	1,654.5
Long-term debt	2,164.5	—	—	26.7	—	2,191.2
Long-term intercompany payable	—	—	—	617.9	(617.9)	—
Other long-term liabilities	218.3	—	—	438.2	—	656.5
Commitments and contingencies						—
Redeemable noncontrolling interests	—	—	—	99.8	—	99.8
Total Diebold Nixdorf, Incorporated shareholders' equity	(301.4)	550.0	297.2	1,313.7	(2,160.9)	(301.4)
Noncontrolling interests	—	—	—	26.7	—	26.7
Total liabilities, redeemable noncontrolling interests and equity	$3,681.3	$610.5	$419.7	$4,380.8	$(4,765.0)	$4,327.3

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Balance Sheet
As of December 31, 2018

	Parent	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiary	Non- Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
ASSETS
Current assets
Cash, cash equivalents and restricted cash	$17.3	$2.7	$—	$438.4	$—	$458.4
Short-term investments	—	—	—	33.5	—	33.5
Trade receivables, net	105.7	0.1	—	631.4	—	737.2
Intercompany receivables	205.3	606.3	—	536.5	(1,348.1)	—
Inventories	164.8	—	—	447.5	(2.2)	610.1
Prepaid, income taxes and other current assets	36.8	12.7	—	340.5	(25.8)	364.2
Total current assets	529.9	621.8	—	2,427.8	(1,376.1)	2,203.4
Securities and other investments	22.4	—	—	—	—	22.4
Property, plant and equipment, net	76.9	0.8	—	226.4	—	304.1
Deferred income taxes	139.9	6.2	—	97.8	—	243.9
Goodwill	58.1	—	—	769.0	—	827.1
Intangible assets, net	30.8	—	—	593.8	—	624.6
Investment in subsidiary	2,702.1	(0.6)	1,129.0	—	(3,830.5)	—
Other assets	30.2	0.4	—	69.3	(13.5)	86.4
Total assets	$3,590.3	$628.6	$1,129.0	$4,184.1	$(5,220.1)	$4,311.9

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities
Notes payable	$25.7	$0.1	$—	$23.7	$—	$49.5
Accounts payable	88.1	—	—	421.4	—	509.5
Intercompany payable	1,030.8	60.8	120.1	136.4	(1,348.1)	—
Deferred revenue	116.6	0.1	—	261.5	—	378.2
Payroll and other benefits liabilities	26.7	1.3	—	156.3	—	184.3
Other current liabilities	114.2	1.5	—	352.4	(21.2)	446.9
Total current liabilities	1,402.1	63.8	120.1	1,351.7	(1,369.3)	1,568.4
Long-term debt	2,172.5	—	—	17.5	—	2,190.0
Other long-term liabilities	202.1	—	—	398.6	(18.0)	582.7
Redeemable noncontrolling interests	—	—	—	130.4	—	130.4
Total Diebold Nixdorf, Incorporated shareholders' equity	(186.4)	564.8	1,008.9	2,259.1	(3,832.8)	(186.4)
Noncontrolling interests	—	—	—	26.8	—	26.8
Total liabilities, redeemable noncontrolling interests and equity	$3,590.3	$628.6	$1,129.0	$4,184.1	$(5,220.1)	$4,311.9

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2019

	Parent	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiary	Non- Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated

Net sales	$295.5	$0.1	$—	$851.3	$(118.8)	$1,028.1
Cost of sales	243.0	0.2	—	650.9	(110.1)	784.0
Gross profit (loss)	52.5	(0.1)	—	200.4	(8.7)	244.1
Selling and administrative expense	84.0	1.1	—	143.2	—	228.3
Research, development and engineering expense	1.2	8.8	—	31.5	(4.6)	36.9
Loss on sale of assets, net	—	—	—	3.4	—	3.4
	85.2	9.9	—	178.1	(4.6)	268.6
Operating (loss) income	(32.7)	(10.0)	—	22.3	(4.1)	(24.5)
Other income (expense)
Interest income	0.9	—	—	2.0	—	2.9
Interest expense	(47.5)	—	—	(3.4)	—	(50.9)
Foreign exchange (loss) gain, net	(1.4)	—	—	4.2	—	2.8
Miscellaneous, net	12.6	0.3	(1.7)	(9.8)	(2.8)	(1.4)
(Loss) income before taxes	(68.1)	(9.7)	(1.7)	15.3	(6.9)	(71.1)
Income tax expense	41.0	(6.4)	0.7	25.1	—	60.4
Equity in earnings of subsidiaries	(23.6)	(1.0)	19.8	(0.4)	4.8	(0.4)
Net (loss) income	(132.7)	(4.3)	17.4	(10.2)	(2.1)	(131.9)
Net income attributable to noncontrolling interests	—	—	—	0.8	—	0.8
Net (loss) income attributable to Diebold Nixdorf, Incorporated	$(132.7)	$(4.3)	$17.4	$(11.0)	$(2.1)	$(132.7)
Comprehensive (loss) income	$(133.8)	$(4.3)	$19.5	$(40.6)	$28.9	$(130.3)
Less: comprehensive income attributable to noncontrolling interests	—	—	—	3.5	—	3.5
Comprehensive (loss) income attributable to Diebold Nixdorf, Incorporated	$(133.8)	$(4.3)	$19.5	$(44.1)	$28.9	$(133.8)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2018

	Parent	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiary	Non- Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated

Net sales	$252.5	$0.2	$—	$864.6	$(53.1)	$1,064.2
Cost of sales	208.9	0.4	—	658.4	(41.9)	825.8
Gross profit (loss)	43.6	(0.2)	—	206.2	(11.2)	238.4
Selling and administrative expense	75.7	1.2	0.2	150.8	—	227.9
Research, development and engineering expense	0.7	11.3	—	35.3	(5.6)	41.7
Gain on sale of assets, net	(4.4)	—	—	(3.3)	—	(7.7)
	72.0	12.5	0.2	182.8	(5.6)	261.9
Operating (loss) income	(28.4)	(12.7)	(0.2)	23.4	(5.6)	(23.5)
Other income (expense)
Interest income	0.2	—	—	3.3	—	3.5
Interest expense	(24.8)	—	—	(1.2)	—	(26.0)
Foreign exchange (loss) gain, net	(3.0)	—	—	1.6	—	(1.4)
Miscellaneous, net	(1.3)	1.5	(0.9)	0.6	—	(0.1)
Loss before taxes	(57.3)	(11.2)	(1.1)	27.7	(5.6)	(47.5)
Income tax expense	(28.6)	(20.6)	1.9	66.5	—	19.2
Equity in earnings of subsidiaries	(44.5)	—	8.7	1.1	35.8	1.1
Net (loss) income	(73.2)	9.4	5.7	(37.7)	30.2	(65.6)
Net income attributable to noncontrolling interests	—	—	—	7.6	—	7.6
Net (loss) income attributable to Diebold Nixdorf, Incorporated	$(73.2)	$9.4	$5.7	$(45.3)	$30.2	$(73.2)
Comprehensive (loss) income	$(82.4)	$9.4	$5.7	$(7.6)	$0.1	$(74.8)
Less: comprehensive income attributable to noncontrolling interests	—	—	—	7.6	—	7.6
Comprehensive (loss) income attributable to Diebold Nixdorf, Incorporated	$(82.4)	$9.4	$5.7	$(15.2)	$0.1	$(82.4)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2019

	Parent	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiary	Non- Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash provided (used) by operating activities	$15.3	$(12.5)	$—	$(59.9)	$—	$(57.1)

Cash flow from investing activities
Capital expenditures	(1.1)	—	—	(13.6)	—	(14.7)
Proceeds from maturities of investments	2.0	—	—	50.7	—	52.7
Payments for purchases of investments	—	—	—	(48.3)	—	(48.3)
Proceeds from sale of assets	—	—	—	4.2	—	4.2
Increase in certain other assets	(1.6)	—	—	(3.8)	—	(5.4)
Capital contributions and loans paid	(16.5)	—	—	—	16.5	—
Proceeds from intercompany loans	6.4	—	—	—	(6.4)	—
Net cash provided (used) by investing activities	(10.8)	—	—	(10.8)	10.1	(11.5)

Cash flow from financing activities
Revolving credit facility (repayments) borrowings, net	—	—	—	10.0	—	10.0
Other debt borrowings	—	—	—	5.0	—	5.0
Other debt repayments	(6.6)	—	—	(10.2)	—	(16.8)
Distributions and payments to noncontrolling interest holders	—	—	—	(11.0)	—	(11.0)
Repurchase of common shares	(1.1)	—	—	—	—	(1.1)
Capital contributions received and loans incurred	—	16.1	—	0.4	(16.5)	—
Payments on intercompany loans	—	(3.3)	—	(3.1)	6.4	—
Net cash provided (used) by financing activities	(7.7)	12.8	—	(8.9)	(10.1)	(13.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.5)	—	(0.5)
Increase (decrease) in cash, cash equivalents and restricted cash	(3.2)	0.3	—	(80.1)	—	(83.0)
Add: Cash included in assets held for sale at beginning of period	—	—	—	7.3	—	7.3
Less: Cash included in assets held for sale at end of period	—	—	—	4.8	—	4.8
Cash, cash equivalents and restricted cash at the beginning of the period	17.3	2.7	—	438.4	—	458.4
Cash, cash equivalents and restricted cash at the end of the period	$14.1	$3.0	$—	$360.8	$—	$377.9

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2018

	Parent	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiary	Non- Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash used by operating activities	$(31.8)	$(3.0)	$(0.2)	$(107.3)	$—	$(142.3)

Cash flow from investing activities
Capital expenditures	(2.3)	(0.1)	—	(17.8)	—	(20.2)
Payments for acquisitions	—	—	—	(5.8)	—	(5.8)
Proceeds from maturities of investments	1.0	—	—	103.6	—	104.6
Payments for purchases of investments	—	—	—	(45.5)	—	(45.5)
Proceeds from sale of assets	8.6	—	—	0.6	—	9.2
Increase in certain other assets	(2.5)	0.8	—	(7.4)	—	(9.1)
Capital contributions and loans paid	(12.1)	—	—	—	12.1	—
Proceeds from intercompany loans	9.3	—	—	—	(9.3)	—
Net cash provided by investing activities	2.0	0.7	—	27.7	2.8	33.2

Cash flow from financing activities
Dividends paid	(7.7)	—	—	—	—	(7.7)
Revolving credit facility (repayments) borrowings, net	—	—	—	(75.0)	—	(75.0)
Other debt borrowings	—	—	—	26.0	—	26.0
Other debt repayments	(11.3)	(0.1)	—	(20.3)	—	(31.7)
Distributions and payments to noncontrolling interest holders	—	—	—	(0.5)	—	(0.5)
Repurchase of common shares	(2.5)	—	—	—	—	(2.5)
Capital contributions received and loans incurred	—	12.1	—	—	(12.1)	—
Payments on intercompany loans	—	(9.3)	—	—	9.3	—
Net cash provided (used) by financing activities	(21.5)	2.7	—	(69.8)	(2.8)	(91.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	21.5	—	21.5
Increase (decrease) in cash, cash equivalents and restricted cash	(51.3)	0.4	(0.2)	(127.9)	—	(179.0)
Cash, cash equivalents and restricted cash at the beginning of the period	58.5	2.3	0.2	482.2	—	543.2
Cash, cash equivalents and restricted cash at the end of the period	$7.2	$2.7	$—	$354.3	$—	$364.2

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2019
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Highlights

During the first quarter of 2019, Diebold Nixdorf:

•	Elected four new independent members to the Company's Board of Directors, continuing to refresh the Board to align with the Company's strategy and opportunities

•
Executed a five-year agreement valued at more than $60 with one of the world’s largest fuel and convenience retailers to deploy a new, centralized card acceptance platform. The contract includes software licenses, professional and maintenance services for stores in 10 European markets

•	Agreed to an $18 contract with a French retailers' supermarket cooperative for 600 self-checkout (SCO) systems and a four-year services contract

•	Won Windows 10 ATM product upgrades with several financial institutions, including an agreement with KeyBank to digitally transform more than 1,400 self-service devices with DN VynamicTM software

•	Expanded a partnership with a major Belgian bank to upgrade more than 2,400 devices and cash recyclers to Windows 10, leveraging DN AllConnect ServicesSM and the DN Vynamic software suite

•	Renewed two multi-year services contracts, valued at more than $90, with a top-three financial institution in the U.S. and a top-tier bank in Western Europe

•	Secured a systems and services agreement with Halkbank in Turkey, including 250 cash recyclers, to expand its ATM fleet and improve the customer experience

•	Awarded a project with Bank Pekao in Poland valued at more than $4, which includes nearly 230 cash recyclers

Overview

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and accompanying notes that appear within this quarterly report on Form 10-Q.

Introduction
The Company is a world leader in enabling Connected Commerce. The Company automates, digitizes and transforms the way people bank and shop. The Company’s integrated solutions connect digital and physical channels conveniently, securely and efficiently for millions of consumers every day. As an innovation partner for nearly all of the world's top 100 financial institutions and a majority of the top 25 global retailers, the Company delivers unparalleled services and technology that power the daily operations and consumer experience of banks and retailers around the world. The Company has a presence in more than 100 countries with approximately 23,000 employees worldwide.

Strategy
The Company seeks to continually enhance the consumer experience at bank and retail locations while simultaneously streamlining cost structures and business processes through the smart integration of hardware, software and services. The Company partners with other leading technology companies and regularly refines its research and development (R&D) spend to advance its portfolio strategy and product road maps.

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

•	Streamlining the product range of ATMs and manufacturing footprint

•	Improving working capital management through greater focus and efficiency of payables, receivables and inventory

•	Reducing administrative expenses, including finance, IT and real estate

•	Increasing sales productivity through improved solution selling, coverage and compensation arrangements

•	Standardizing back-office processes to automate reporting and better manage risks

•	Optimizing the portfolio of businesses to improve overall profitability

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2019
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

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

For banking clients, services represents the largest operational component of the Company. Diebold Nixdorf AllConnect Services was launched in 2018 to power the business operations of financial institutions of all sizes. This as-a-service offering provides financial institutions with the capabilities and technology needed to make physical distribution channels as agile, integrated, efficient and differentiated as their digital counterparts by leveraging a data-driven Internet of Things (IoT) infrastructure. The Company’s product-related services resolve incidents through remote service capabilities or an on-site visit. The portfolio includes first and second line maintenance, preventive maintenance, “on-demand” and total implementation services.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2019
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

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2019
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

Net Sales

The following table represents information regarding the Company's net sales:

	Three Months Ended				Percent of Total Net Sales for the Three Months Ended
	March 31,				March 31,
	2019	2018	% Change	% Change in CC (1)	2019	2018
Segments
Eurasia Banking
Services	$247.0	$279.2	(11.5)	(4.0)	24.0	26.2
Products	135.6	155.9	(13.0)	(4.6)	13.2	14.7
Total Eurasia Banking	382.6	435.1	(12.1)	(4.2)	37.2	40.9

Americas Banking
Services	240.8	251.2	(4.1)	(2.7)	23.4	23.6
Products	121.9	82.5	47.8	51.6	11.9	7.8
Total Americas Banking	362.7	333.7	8.7	10.6	35.3	31.4

Retail
Services	140.9	159.9	(11.9)	(4.0)	13.7	15.0
Products	141.9	135.5	4.7	13.8	13.8	12.7
Total Retail	282.8	295.4	(4.3)	4.2	27.5	27.7

Total net sales	$1,028.1	$1,064.2	(3.4)	3.0	100.0	100.0
(1) The Company calculates constant currency by translating the prior-year period results at the current year exchange rate.

Three months ended March 31, 2019 compared with three months ended March 31, 2018

Net sales decreased $36.1 or 3.4 percent percent including a net unfavorable currency impact of $65.6 primarily related to the euro and Brazil real, resulting in a constant currency increase of $29.5. The following results include the impact of foreign currency:

Segments

•
Eurasia Banking net sales decreased $52.5 including a net unfavorable currency impact of $35.7 related primarily to the euro. Excluding currency, net sales decreased $16.8 as services revenue decreased primarily from a maintenance contract roll off with a particular customer in India as well as lower products volume in various Asia Pacific countries, most notably in Taiwan from prior-year non-recurring project volume. Additionally, software revenue decreased slightly due to the divestiture of a non-core business as well as lower professional services activity in Germany. These decreases were partially offset by increased unit replacements in Germany related to Windows 10 upgrades.

•
Americas Banking net sales increased $29.0 including a net unfavorable currency impact of $5.9 related to the Brazil real. Excluding currency, net sales increased $34.9 primarily due to increased installation volume in Canada and the U.S. as well as improved supply chain management in North America. Increased products volume in the Latin America distributor business, Chile and Ecuador drove higher revenue as well as software license volume in Brazil. Partially offsetting these increases, services revenue declined from lower billed work activity and maintenance contract volume in the U.S.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2019
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

•
Retail net sales decreased $12.6 including a net unfavorable currency impact of $24.0 mostly related to the euro. Excluding currency, net sales increased $11.4 primarily from large POS system roll outs in Germany and the United Kingdom (U.K.) in addition to increased kiosk volume in North America, partially offset by lower software and service volume across the EMEA region.

Gross Profit

The following table represents information regarding the Company's gross profit:

	Three Months Ended
	March 31,
	2019	2018	% Change
Gross profit - services	$155.2	$167.3	(7.2)
Gross profit - products	88.9	71.1	25.0
Total gross profit	$244.1	$238.4	2.4

Gross margin - services	24.7%	24.2%
Gross margin - products	22.3%	19.0%

Total gross margin	23.7%	22.4%

Services gross margin increased 0.5 percent in the three months ended March 31, 2019, favorably impacted by lower restructuring charges of $0.5 and lower non-routine charges of $2.2 primarily related to a gain on a spare parts inventory provision in 2019 and integration costs in 2018. Excluding restructuring and non-routine charges, services gross margin was relatively flat as services margin increases in the Eurasia banking segment related to the favorable impact of the services modernization initiatives and favorable customer mix were offset by higher software cost in both the Americas banking and retail segments.

Product gross margin increased 3.3 percent in the three months ended March 31, 2019, favorably impacted by lower restructuring charges of $0.6 and lower non-routine charges of $4.6 primarily related to lower purchase accounting adjustments of amortization and gain on a product inventory provision, partially offset by the reversal of the Brazil indirect tax in the prior year. Excluding the impact of restructuring and non-routine charges, products gross margin increased 1.9 percent due primarily to higher volume and a more favorable solution mix in North America. Additionally, product gross margin improved from a favorable banking customer mix in Eurasia and Latin America, partially offset by increased software cost throughout the segments.

Operating Expenses

The following table represents information regarding the Company's operating expenses:

	Three Months Ended
	March 31,
	2019	2018	% Change
Selling and administrative expense	$228.3	$227.9	0.2
Research, development and engineering expense	36.9	41.7	(11.5)
Loss (gain) on sale of assets, net	3.4	(7.7)	N/M
Total operating expenses	$268.6	$261.9	2.6

Percent of net sales	26.1%	24.6%
N/M = Not Meaningful
Selling and administrative expense in the three months ended March 31, 2019 increased $0.4 including higher incremental restructuring of $0.9 and non-routine charges of $6.1. Excluding the impact of restructuring, non-routine charges and a net favorable currency impact of $8.9, mostly related to the euro, selling and administrative expense increased $2.3, primarily from higher

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2019
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

expense related to the mark-to-market adjustment of the legacy Wincor Nixdorf stock option program of $6.4 in addition to higher U.S. based associate related expense. These increases are mostly offset by cost reduction initiatives and restructuring programs across the segments tied to the DN Now program.

Non-routine cost in selling and administrative expense was $44.5 in the three months ended March 31, 2019, an increase of $6.1 compared to the prior year. Higher non-routine cost consisted of increased legal and consulting expense of $20.5 inclusive of $5.6 related to the squeeze out real estate tax, and $3.0 related to a one-time non-cash accounts receivable discount in Brazil. These increases were partially offset by lower integration expense of $14.6 and purchase accounting adjustments of $2.6. Selling and administrative expense included restructuring charges of $2.2, or $0.9 higher than the prior year, related to the workforce alignment under the DN Now plan.

Research, development and engineering expense in the three months ended March 31, 2019 decreased $4.8 including a net favorable currency impact of $2.3, primarily related to the euro. Excluding the impact of currency, Research, development and engineering expense decreased $2.5 due primarily from streamlining ATM portfolio as well as lower headcount tied to the Company’s DN Now restructuring program, partially offset by increased software development cost.

Loss of $3.4 on sale of assets recorded in the three months ended March 31, 2019 includes the loss on divestitures of the Venezuela business of $4.1 and a Eurasia non-core business of $2.8, partially offset by a gain on the liquidation of a separate Eurasia non-core business of $3.5. The gain of $7.7 in the prior year was primarily related to the sale of a building in North America of $4.5 and the liquidation of the Barbados operating entity of $3.3.

Operating expense as a percent of net sales in the three months ended March 31, 2019 increased 1.5 percent to 26.1 percent compared to the same period in 2018 due in part to gains on sale of a building in North America and the impact of divestitures as well as lower net sales, partially offset by lower hardware development expense.

Operating Loss

The following table represents information regarding the Company's operating loss:

	Three Months Ended
	March 31,
	2019	2018	% Change
Operating loss	$(24.5)	$(23.5)	(4.3)
Operating margin	(2.4)%	(2.2)%

The operating loss increased in the three months ended March 31, 2019 compared to the same period in 2018 including an unfavorable currency impact of $0.8, related primarily to the euro and higher non-routine charges. Excluding the impact of currency and non-routine charges, operating profit increased $13.0 primarily related to higher product gross profit in the Americas and Eurasia banking segments from large roll out and upgrade projects.

Other Income (Expense)

The following table represents information regarding the Company's other income (expense), net:

	Three Months Ended
	March 31,
	2019	2018	% Change
Interest income	$2.9	$3.5	(17.1)
Interest expense	(50.9)	(26.0)	(95.8)
Foreign exchange gain (loss), net	2.8	(1.4)	N/M
Miscellaneous, net	(1.4)	(0.1)	N/M
Other income (expense), net	$(46.6)	$(24.0)	(94.2)
N/M = Not Meaningful
Interest income in the three months ended March 31, 2019 decreased $0.6 compared with the same period in 2018, primarily as a result of overall lower average investment balances in Brazil. Interest expense increased $24.9 compared to the same prior-year

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2019
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

period due to the acquisition of the additional $650.0 of Term Loan A-1 Facility debt with higher incremental interest rates and related fee amortization. Foreign exchange gain increased $4.2 primarily as a result of the currency devaluation in Venezuela operating entity in the current year. Miscellaneous net, decreased $1.3 in the three months ended March 31, 2019, unfavorably impacted by higher costs and lower benefits associated with the company owned life insurance.

Net Loss

The following table represents information regarding the Company's net income loss:

	Three Months Ended
	March 31,
	2019	2018	% Change
Net loss	$(131.9)	$(65.6)	N/M
Percent of net sales	(12.8)%	(6.2)%
Effective tax rate	(85.0)%	(40.4)%
N/M = Not Meaningful
The loss before taxes and net loss increased primarily due to the reasons described above. Net loss was also impacted by the change in the income tax expense.

The effective tax rate on loss from continuing operations was (85.0) percent for the three months ended March 31, 2019. The expense on the loss is due primarily to the tax impacts of the Tax Act on the estimated projected tax rate. More specifically, the impacts of the GILTI and BEAT. In addition, the Company collapsed its Barbados structure to meet the debt covenant requirements from our lenders during the quarter which resulted in additional discrete tax expense which is being offset in part by the valuation allowance release relating to the Company’s nondeductible interest expense resulting in no additional cash taxes. The above items noted as well as the Company’s jurisdictional income (loss) mix and varying respective statutory rates are the primary drivers of the quarterly tax rate.

The effective tax rate on the net loss was (40.4) percent for the three months ended March 31, 2018. The expense on the loss is due primarily from impacts related to GILTI on the estimated annual tax rate.

Segment Net Sales and Operating Profit Summary

The following tables represent information regarding the segment operating profit metrics excluding the impact of restructuring and non-routine charges, by reporting segment. Refer to note 20 of the condensed consolidated financial statements for further details of net sales and segment operating profit:

	Three Months Ended
	March 31,
Eurasia Banking:	2019	2018	% Change
Net sales	$382.6	$435.1	(12.1)
Segment operating profit	$33.7	$19.5	72.8
Segment operating profit margin	8.8%	4.5%

Eurasia Banking net sales decreased $52.5 including a net unfavorable currency impact of $35.7 related primarily to the euro. Excluding currency, net sales decreased $16.8 as services revenue decreased primarily from a maintenance contract roll off with a particular customer in India as well as lower products volume in various Asia Pacific countries, most notably in Taiwan from prior year non-recurring project volume. Additionally, software revenue decreased slightly from a non-core business and in Germany. These decreases were partially offset by increased unit replacements in Germany related to Windows 10 upgrades.

Segment operating profit increased $14.2 in the three months ended March 31, 2019, including a net unfavorable currency impact of $4.5, primarily due to the euro. Excluding the impact of currency, operating profit increased $18.7 due in part to higher gross profit on services and products margin improvements. The favorable services margin was primarily attributable to the services modernization program which benefited numerous countries in Europe and Asia, while products margin also benefited from DN

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2019
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Now initiatives as well as higher volume in Germany. Additionally, segment operating profit benefited from lower operating expenses tied to DN Now initiatives, restructuring programs and the phase out of non-profitable service contracts in India.

Segment operating profit margin increased 4.3 percent from lower operating expense, as well as higher services and products gross margin, primarily attributable to DN Now initiatives.

	Three Months Ended
	March 31,
Americas Banking:	2019	2018	% Change
Net sales	$362.7	$333.7	8.7
Segment operating profit	$18.5	$5.0	270.0
Segment operating profit margin	5.1%	1.5%

Americas Banking net sales increased $29.0 including a net unfavorable currency impact of $5.9 related to the Brazil real. Excluding currency, net sales increased $34.9 primarily due to increased installation volume in Canada and the U.S. as well as improved supply chain management in North America. Increased products volume in the Latin America distributor business, Chile and Ecuador drove higher revenue as well as software license volume in Brazil. Partially offsetting these increases, services revenue declined from lower billed work activity and maintenance contract volume in the U.S.

Segment operating profit increased $13.5 mostly from DN Now initiatives favorably impacting both operating expense and gross profit. Additionally, gross profit was favorably impacted by current large product refresh projects in Canada and higher volume in Latin America as well as increased volume in the U.S., as the prior year was unfavorably impacted by supply chain delays. Higher software cost in 2019 partially offset these increases.

Segment operating profit margin increased 3.6 percent, primarily as a result of higher product gross margin, in addition to lower cost related to the DN Now initiatives.

	Three Months Ended
	March 31,
Retail:	2019	2018	% Change
Net sales	$282.8	$295.4	(4.3)
Segment operating profit	$8.1	$10.2	(20.6)
Segment operating profit margin	2.9%	3.5%

Retail net sales decreased $12.6 including a net unfavorable currency impact of $24.0 mostly related to the euro. Excluding currency, net sales increased $11.4 primarily from large POS system roll outs in Germany and the U.K. in addition to increased kiosk volume in North America, partially offset by lower software and service volume across the EMEA region.

Segment operating profit decreased $2.1 including a net unfavorable currency impact of $1.6. Excluding the impact of currency, segment operating profit decreased $0.5 as lower operating expense tied to DN Now initiatives were more than offset by lower software volume and unfavorable software solutions mix as well as under-performance of the Eurasia non-core business. Additionally, products gross profit was relatively flat from increased volume to an unfavorable solution mix in North America and EMEA.

Segment operating profit margin decreased 0.6 percent as lower operating expense tied to the DN Now initiatives, was more than offset by lower software and product gross margin on an unfavorable solution mix.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2019
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Liquidity and Capital Resources

The Company's total cash and cash availability as of March 31, 2019 and December 31, 2018 was as follows:

	March 31, 2019	December 31, 2018
Cash and cash equivalents (excluding restricted cash)	$284.4	$353.1
Additional cash availability from
Uncommitted lines of credit	32.4	28.0
Revolving Facility	337.5	347.5
Short-term investments	31.5	33.5
Total cash and cash availability	$685.8	$762.1

Capital resources are obtained from income retained in the business, borrowings under the Company’s committed and uncommitted credit facilities and operating and capital leasing arrangements. Management expects that the Company’s capital resources will be sufficient to finance planned working capital needs, R&D activities, investments in facilities or equipment, pension contributions and any repurchases of the Company’s common shares for at least the next 12 months. The Company had $93.5 and $105.3 of restricted cash at March 31, 2019 and December 31, 2018, respectively, primarily related to the acquisition of the remaining shares in Diebold Nixdorf AG. As of March 31, 2019, $298.7 or 94.6 percent of the Company's cash and cash equivalents and short-term investments reside in international tax jurisdictions. Repatriation of certain international funds could be negatively impacted by potential payments for foreign taxes. The Company has approximately $1,300 of earnings that are available for repatriation with no additional tax expense. The Company estimates it will pay approximately $60 of cash income taxes in 2019. The Company has made acquisitions in the past and may make acquisitions in the future. Part of the Company’s strategy is to optimize the business portfolio through divestitures and complementary acquisitions. The Company intends to finance any future acquisitions with cash and short-term investments, cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares.

The following table summarizes the results of the Company's condensed consolidated statement of cash flows for the three months ended March 31:

Summary of cash flows:	2019	2018
Net cash used by operating activities	$(57.1)	$(142.3)
Net cash (used) provided by investing activities	(11.5)	33.2
Net cash used by financing activities	(13.9)	(91.4)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	21.5
Decrease in cash, cash equivalents and restricted cash	$(83.0)	$(179.0)

Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for income taxes, restructuring and integration activities, pension funding and other items impact reported cash flows. Net cash used by operating activities was $57.1 for the three months ended March 31, 2019, a decrease in use of $85.2 from $142.3 for the same period in 2018.

•
Cash flows from operating activities during the three months ended March 31, 2019 compared to the same period in 2018 were impacted by a $66.3 increase in net loss. Refer to the Results of Operations discussed above for further discussion of the Company's net loss.

•
The net aggregate of trade receivables, inventories and accounts payable used $42.3 and $111.5 in operating cash flows during the three months ended March 31, 2019 and 2018, respectively. Trade receivables cash provided $33.2 for the three months ended March 31, 2019 compared to an usage of $17.7 for the same period in the prior-year primarily due to improvement in collections in EMEA. Inventory cash use decreased $27.1 compared to the same period in the prior year primarily in EMEA and North America related to management's initiative of streamlining the product portfolio and harvesting inventory. Cash used by accounts payable decreased primarily related to reduced spending in the Americas.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2019
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

•
In the aggregate, the other combined certain assets and liabilities provided $41.4 for the three months ended March 31, 2019 compared to a use of $15.8 of operating cash during the same period in 2018. The increase was primarily due to a reduction in prepayments, an increase in deferred revenue cash provided by the collection of customer prepayments, mainly in Brazil and Canada, and lower net value added tax payments as a result of improved refundable utilization.

Depreciation and amortization expense decreased $6.0 to $58.4 during the three months ended March 31, 2019 compared to $64.4 during the same period in 2018 primarily due to a reduction in capital spend. Share-based compensation decreased $4.4 to $9.3 for the three months ended March 31, 2019 primarily due to a reduction in shares awarded in 2019.

Investing Activities

The maturities and purchases of investments primarily relate to short-term investment activity in Brazil. The $44.7 change was primarily due to a reduction in utilization of short-term investments in Brazil for cash needs.

Financing Activities

Net cash used by financing activities was $13.9 and $91.4 for the three months ended March 31, 2019 and 2018, respectively, a decrease of $77.5. The change was primarily due a decrease in net borrowings (repayments) under the Company's revolving facility and the reduction in dividend payments. The decreases in use were partially offset by $10.5 in higher cash distributions related to the redemption of shares and cash compensation to Diebold Nixdorf AG minority shareholders of $11.0 for the three months ended March 31, 2019 compared to $0.5 in the prior-year period.

Refer to note 11 for additional information regarding the Company's debt obligations. As defined by the Company's credit agreement, the ratio of net debt to trailing 12 months adjusted EBITDA was 5.7 times as of March 31, 2019.

Refer to note 17 for additional information regarding the Company's hedging and derivative instruments.

Dividends The Company paid dividends of $7.7 in the three months ended March 31, 2018. In May 2018, the Company announced its decision to reallocate future dividend funds towards debt reduction and other capital resource needs. As a result, there was no quarterly dividend for the three months ended March 31, 2019. The quarterly dividend was $0.10 per share for the three months ended March 31, 2018.

Contractual Obligations In the first quarter of 2019, the Company entered into purchase commitments due within one year for materials through contract manufacturing agreements for a total negotiated price. At March 31, 2019, the Company had purchase commitments due within one year totaling $0.1 for materials through contract manufacturing agreements at negotiated prices.

Except for the items noted above, all contractual cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at March 31, 2019 compared to December 31, 2018.

Off-Balance Sheet Arrangements The Company enters into various arrangements not recognized in the condensed consolidated balance sheets that have or could have an effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources. The principal off-balance sheet arrangements that the Company enters into are guarantees, operating leases and sales of finance receivables. The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, customers, regulatory agencies and insurance providers. If the Company is not able to make payment, the suppliers, customers, regulatory agencies and insurance providers may draw on the pertinent bank. Refer to note 9 for further details of guarantees. The Company has sold finance receivables to financial institutions while continuing to service the receivables. The records these sales by removing finance receivables from the condensed consolidated balance sheets and recording gains and losses in the condensed consolidated statements of operations.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2019
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

In addition to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s annual report on Form 10-K for the year ended December 31, 2018, the company adopted ASU 2016-02 and its subsequent amendments related to lease accounting. The standard requires that a lessee recognize on its balance sheet right-of-use assets and corresponding liabilities resulting from leasing transactions, as well as additional financial statement disclosures. Previously, U.S. GAAP only required balance sheet recognition for leases classified as capital leases. The provisions of this update apply to substantially all leased assets. Subsequent ASUs related to this standard are updates, which prescribe a practical expedient for implementation and narrow-scope improvements for lessors. For more information regarding the implementation of this standard, refer to note 2.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2019
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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Refer to the Company’s annual report on Form 10-K for the year ended December 31, 2018 for a discussion of market risk exposures. There have been no material changes in this information since December 31, 2018.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2019
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

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO as appropriate, to allow timely decisions regarding required disclosures.

In connection with the preparation of this quarterly report on Form 10-Q, the Company's management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that such disclosure controls and procedures were not effective as of March 31, 2019 due to the material weaknesses in the Company's internal control over financial reporting as described below.

A material weakness in internal control over financial reporting is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2018 and notes that the material weaknesses were not remediated as of March 31, 2019.

The Company’s risk assessment process was not effective in considering changes to the business operations, personnel and other factors affecting certain financial reporting processes and design of related controls on a timely basis. Accordingly,

•
The Company had ineffective information technology general controls (ITGCs) related to IT systems used for financial reporting by certain entities throughout the organization. The Company did not established effective IT and financial user access controls commensurate with certain job responsibilities. Consequently, automated and manual process level controls over financial reporting which were dependent upon these ITGCs were also ineffective.

•
The Company had ineffective implementation and operation of controls over inventory valuation related to spare parts and finished goods from canceled orders as the Company did not effectively communicate information to certain locations to allow for the effective operations or implementation of these controls.

•
The Company had ineffective controls over non-routine transactions as certain controls were not designed at the appropriate level of precision to ensure calculations supporting non-routine transactions were calculated correctly.

Because of the material weaknesses identified above, a reasonable possibility exists that a material misstatement in the Company’s condensed consolidated financial statements will not be prevented or detected on a timely basis.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2019
(in millions, except share and per share amounts)

The Company is implementing the following remediation plan in order to remediate the three material weaknesses described above:

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

Change in Internal Controls

Other than the material weaknesses described above that occurred in earlier periods of fiscal 2018, there have been no other changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2019 that have materially affective, or are reasonably likely to materially affect, our internal control over financial reporting.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2019
(in millions, except share and per share amounts)

Part II – Other Information
Item 1: Legal Proceedings

At March 31, 2019, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims.

For more information regarding legal proceedings, please refer to Part I, Item 3 of the Company's annual report on Form 10-K for the year ended December 31, 2018. There have been no material developments with respect to the legal proceedings reported in the Company's annual report on Form 10-K for the year ended December 31, 2018.

Item 1A: Risk Factors

Refer to the Company’s annual report on Form 10-K for the year ended December 31, 2018. There has been no material change to this information since December 31, 2018.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Information concerning the Company’s share repurchases made during the first quarter of 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
January	771	$3.61	—	2,426,177
February	188,775	$5.92	—	2,426,177
March	3,955	$6.06	—	2,426,177
Total	193,501	$5.91	—

(1)	All shares were surrendered or deemed surrendered to the Company in connection with the Company’s share-based compensation plans.

(2)
The total number of shares repurchased as part of the publicly announced share repurchase plan since its inception was 13,450,772 as of March 31, 2019. The plan was approved by the Board of Directors in 1997. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. The plan has no expiration date. The following table provides a summary of Board of Directors approvals to repurchase the Company’s outstanding common shares:

Total Number of Shares Approved for Repurchase
1997	2,000,000
2004	2,000,000
2005	6,000,000
2007	2,000,000
2011	1,876,949
2012	2,000,000
15,876,949

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2019
(in millions, except share and per share amounts)

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

10.1	Form of Performance Cash Award Agreement - incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 1, 2019 (Commission File No. 1-4879)

10.2
Nomination and Standstill Agreement, dated February 22, 2019, by and among the Registrant and the individuals and entities listed on Schedule I thereto - incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 25, 2019 (Commission File No. 1-4879)

10.3
Diebold Nixdorf, Incorporated 2017 Equity and Performance Incentive Plan, as amended April 25, 2019 - incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on 8-K filed on April 26, 2019 (Commission File No. 1-4879)

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

DIEBOLD NIXDORF, INCORPORATED

Date:	April 30, 2019		/s/ Gerrard B. Schmid
		By:	Gerrard B. Schmid
President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 30, 2019		/s/ Jeffrey Rutherford
		By:	Jeffrey Rutherford
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)