Form 10-Q
period 2019-06-30
DIEBOLD NIXDORF, Inc
filed 2019-07-30
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-4879
_________________________________________________
Diebold Nixdorf, Incorporated
(Exact name of registrant as specified in its charter)
_________________________________________________

Ohio			34-0183970
(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification Number)

5995 Mayfair Road, PO Box 3077,	North Canton,	Ohio	44720-8077
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (330) 490-4000
__________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common shares, $1.25 par value per share	DBD	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding as of July 25, 2019 was 76,746,045.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Form 10-Q

Part I – Financial Information
Item 1: Financial Statements (Unaudited)
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share and per share amounts)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash, cash equivalents and restricted cash	$259.8	$458.4
Short-term investments	13.1	33.5
Trade receivables, less allowances for doubtful accounts of $54.4 and $58.2, respectively	712.5	737.2
Inventories	607.4	610.1
Prepaid expenses	52.8	57.4
Other current assets	291.6	306.8
Total current assets	1,937.2	2,203.4
Securities and other investments	17.6	22.4
Property, plant and equipment, net of accumulated depreciation and amortization of $517.8 and $494.1, respectively	277.2	304.1
Goodwill	823.6	827.1
Deferred income taxes	214.5	243.9
Customer relationships, net	492.3	533.1
Other intangible assets, net	78.6	91.5
Right-of-use operating lease assets	165.3	—
Other assets	98.2	86.4
Total assets	$4,104.5	$4,311.9
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities
Notes payable	$42.2	$49.5
Accounts payable	509.0	509.5
Deferred revenue	368.9	378.2
Payroll and other benefits liabilities	165.6	184.3
Operating lease liability	62.7	—
Other current liabilities	420.7	446.9
Total current liabilities	1,569.1	1,568.4
Long-term debt	2,174.1	2,190.0
Pensions, post-retirement and other benefits	272.0	273.8
Long-term operating lease liability	103.2	—
Deferred income taxes	177.3	221.6
Other liabilities	91.1	87.3
Commitments and contingencies
Redeemable noncontrolling interests	21.7	130.4
Equity
Diebold Nixdorf, Incorporated shareholders' equity
Preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Common shares, $1.25 par value, 125,000,000 authorized shares, 92,132,662 and 91,345,451 issued shares, 76,745,677 and 76,174,025 outstanding shares, respectively	115.2	114.2
Additional capital	765.3	741.8
Accumulated deficit	(351.3)	(168.3)
Treasury shares, at cost (15,386,985 and 15,171,426 shares, respectively)	(571.8)	(570.4)
Accumulated other comprehensive loss	(286.2)	(303.7)
Total Diebold Nixdorf, Incorporated shareholders' equity	(328.8)	(186.4)
Noncontrolling interests	24.8	26.8
Total equity	(304.0)	(159.6)
Total liabilities, redeemable noncontrolling interests and equity	$4,104.5	$4,311.9
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales
Services	$659.3	$692.6	$1,288.0	$1,382.9
Products	490.9	413.0	890.3	786.9
	1,150.2	1,105.6	2,178.3	2,169.8
Cost of sales
Services	491.4	550.6	964.9	1,073.6
Products	381.6	337.3	692.1	640.1
	873.0	887.9	1,657.0	1,713.7
Gross profit	277.2	217.7	521.3	456.1
Selling and administrative expense	222.1	219.8	450.4	447.7
Research, development and engineering expense	36.1	40.6	73.0	82.3
Impairment of assets	—	83.1	—	83.1
Loss (gain) on sale of assets, net	11.7	0.8	15.1	(6.9)
	269.9	344.3	538.5	606.2
Operating profit (loss)	7.3	(126.6)	(17.2)	(150.1)
Other income (expense)
Interest income	2.2	1.9	5.1	5.4
Interest expense	(49.9)	(28.4)	(100.8)	(54.4)
Foreign exchange loss, net	(5.1)	(3.1)	(2.3)	(4.5)
Miscellaneous, net	(0.4)	(2.7)	(1.8)	(2.8)
Loss before taxes	(45.9)	(158.9)	(117.0)	(206.4)
Income tax expense (benefit)	9.2	(29.8)	69.6	(10.6)
Equity in earnings of unconsolidated subsidiaries	(0.2)	0.8	(0.6)	1.9
Net loss	(55.3)	(128.3)	(187.2)	(193.9)
Net (loss) income attributable to noncontrolling interests	(5.0)	5.1	(4.2)	12.7
Net loss attributable to Diebold Nixdorf, Incorporated	$(50.3)	$(133.4)	$(183.0)	$(206.6)

Basic and diluted weighted-average shares outstanding	76.7	76.0	76.5	75.9

Net loss attributable to Diebold Nixdorf, Incorporated
Basic and diluted loss per share	$(0.66)	$(1.76)	$(2.39)	$(2.72)

Dividends declared and paid per common share	$—	$—	$—	$0.10
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net loss	$(55.3)	$(128.3)	$(187.2)	$(193.9)
Other comprehensive income (loss), net of tax
Adoption of accounting standard	—	—	—	(29.0)
Translation adjustment	14.0	(81.3)	18.4	(63.1)
Foreign currency hedges (net of tax of $(0.4), $(2.2), $(0.0) and $(1.1), respectively)	0.7	8.7	0.1	5.9
Interest rate hedges
Net (loss) gain recognized in other comprehensive income (net of tax of $0.7, $(0.4), $1.2 and $(1.1), respectively)	(3.4)	0.5	(5.7)	2.7
Reclassification adjustment for amounts recognized in net income	0.5	0.8	1.0	1.2
	(2.9)	1.3	(4.7)	3.9
Pension and other post-retirement benefits
Net actuarial gain amortization (net of tax of $(0.4), $(0.6), $(0.7) and $(0.2), respectively)	4.3	1.8	3.8	3.6
Other	—	—	0.1	—
Other comprehensive income (loss), net of tax	16.1	(69.5)	17.7	(78.7)
Comprehensive loss	(39.2)	(197.8)	(169.5)	(272.6)
Less: comprehensive (loss) income attributable to noncontrolling interests	(7.5)	3.3	(4.0)	10.9
Comprehensive loss attributable to Diebold Nixdorf, Incorporated	$(31.7)	$(201.1)	$(165.5)	$(283.5)
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Six Months Ended
	June 30,
	2019	2018
Cash flow from operating activities
Net loss	$(187.2)	$(193.9)
Adjustments to reconcile net loss to cash flow used by operating activities:
Depreciation and amortization	115.8	125.3
Share-based compensation	14.1	20.3
Loss (gain) on sale of assets, net	15.1	(6.9)
Impairment of assets	—	83.1
Deferred income taxes	(13.4)	(66.2)
Other	0.6	(1.7)
Changes in certain assets and liabilities
Trade receivables	23.1	(4.9)
Inventories	(1.2)	(107.9)
Accounts payable	1.4	15.4
Deferred revenue	(10.8)	(10.9)
Sales tax and net value added tax	(23.8)	(36.0)
Income taxes	62.4	(8.2)
Prepaid and other current assets	(3.2)	(12.9)
Accrued salaries, wages and commissions	(15.3)	(23.8)
Restructuring	(23.0)	(16.4)
Warranty liability	(2.0)	(18.0)
Certain other assets and liabilities	(20.2)	7.0
Net cash used by operating activities	(67.6)	(256.6)
Cash flow from investing activities
Capital expenditures	(20.3)	(30.6)
Payment for acquisition	—	(5.8)
Proceeds from maturities of short-term investments	108.2	158.5
Payments for purchases of short-term investments	(85.8)	(91.1)
Proceeds from sale of assets	8.2	10.5
Increase in certain other assets	(11.8)	(17.2)
Net cash (used) provided by investing activities	(1.5)	24.3
Cash flow from financing activities
Dividends paid	—	(7.7)
Debt issuance costs	—	(0.9)
Revolving credit facility (repayments) borrowings, net	(10.0)	65.0
Other debt borrowings	19.6	34.2
Other debt repayments	(42.9)	(57.6)
Distributions and payments to noncontrolling interest holders	(98.0)	(29.1)
Repurchase of common shares and other	(1.6)	(2.9)
Net cash (used) provided by financing activities	(132.9)	1.0
Effect of exchange rate changes on cash and cash equivalents	0.2	(9.8)
Decrease in cash, cash equivalents and restricted cash	(201.8)	(241.1)
Add: Cash included in assets held for sale at beginning of period	7.3	—
Less: Cash included in assets held for sale at end of period	4.1	—
Cash, cash equivalents and restricted cash at the beginning of the period	458.4	543.2
Cash, cash equivalents and restricted cash at the end of the period	$259.8	$302.1
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2019
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

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s annual report on Form 10-K for the year ended December 31, 2018. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may involve risks and uncertainties that could significantly impact expected future results. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of results to be expected for the full year.

Reclassification

The Company reclassified an immaterial amount of $5.4 for the six months ended June 30, 2018 within the operating activities of the condensed consolidated statements of cash flows between depreciation and amortization and certain other assets and liabilities to correct its presentation.

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
January 1, 2019

Note 2: Leases

The Company utilizes lease agreements to meet its operating needs. These leases support global staff via the use of office space, warehouses, vehicles and information technology (IT) equipment. The Company utilizes both operating and finance leases in its portfolio of leased assets, however, the majority of these leases are classified as operating. A significant portion of the volume of the lease portfolio is in fleet vehicles and IT office equipment; however, real estate leases constitute a majority of the value of the ROU assets. Lease agreements are utilized worldwide, with the largest location concentration in the United States, Germany and India.

The Company has made the following elections related to the adoption of ASU No. 2016-02 Leases (Topic 842):

•	The Company elected the option to apply the transition requirements in ASC 842 at the effective date of January 1, 2019.

•
The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to carry forward its ASC 840 assessment regarding definition of a lease, lease classification and initial direct costs.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2019
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

The following table summarizes the weighted-average remaining lease terms and discount rates related to the Company's lease population:

Six Months Ended
June 30, 2019
Weighted-average remaining lease terms (in years)
Operating leases	4.1
Finance leases	2.6
Weighted-average discount rate
Operating leases	13.8%
Finance leases	26.7%

The weighted-average discount rates used for operating and finance leases varies due to the jurisdictional composition. The Company has an immaterial amount of finance leases that are primarily comprised of leases in Turkey which have higher interest rates.

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

As of June 30, 2019, the Company did not have any material leases that have not yet commenced but that create significant rights and obligations.

The Company determines whether an arrangement is or includes a lease at contract inception. All contracts containing the right to use an underlying asset are reviewed to confirm that the contract meets the definition of a lease. ROU assets and liabilities are recognized at commencement date and initially measured based on the present value of lease payments over the defined lease term.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2019
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

The following table summarizes the components of lease expense:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Lease expense
Operating lease expense	$21.5	$42.1
Finance lease expense
Amortization of ROU lease assets	$0.2	$0.3
Interest on lease liabilities	$0.1	$0.2
Variable lease expense	$5.0	$8.2

The following table summarizes the maturities of lease liabilities:

	Operating	Finance
2019 (excluding the six months ended June 30, 2019)	$50.3	$0.4
2020	61.3	0.9
2021	39.2	0.9
2022	22.9	—
2023	14.8	—
Thereafter	25.5	—
Total	214.0	2.2
Less: Present value discount	(48.1)	(0.7)
Lease liability	$165.9	$1.5

The following table summarizes the cash flow information related to leases:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating - operating cash flows	$19.4	$41.3
Finance - financing cash flows	$0.1	$0.2
Finance - operating cash flows	$0.1	$0.2
ROU lease assets obtained in the exchange for lease liabilities
Operating leases	$26.1	$40.8
Finance leases	$0.1	$2.1

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table summarizes the balance sheet information related to leases:

June 30, 2019
Assets
Operating	$165.3
Finance	1.7
Total leased assets	$167.0

Current liabilities
Operating	$62.7
Finance	0.2
Noncurrent liabilities
Operating	103.2
Finance	1.3
Total lease liabilities	$167.4

Finance leases are included in other assets, other current liabilities and other liabilities on the condensed consolidated balance sheets.

Note 3: Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per share includes the dilutive effect of potential common shares outstanding. Under the two-class method of computing earnings (loss) per share, non-vested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities. The Company’s participating securities include restricted stock units (RSUs), director deferred shares and shares that were vested but deferred by employees. The Company calculated basic and diluted earnings (loss) per share under both the treasury stock method and the two-class method. For the three and six months ended June 30, 2019 and 2018, there were no differences in the earnings (loss) per share amounts calculated under the two methods. Accordingly, the treasury stock method is disclosed below.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table represents amounts used in computing earnings (loss) per share and the effect on the weighted-average number of shares of dilutive potential common shares:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator
Income (loss) used in basic and diluted loss per share
Net loss	$(55.3)	$(128.3)	$(187.2)	$(193.9)
Net (loss) income attributable to noncontrolling interests	(5.0)	5.1	(4.2)	12.7
Net loss attributable to Diebold Nixdorf, Incorporated	$(50.3)	$(133.4)	$(183.0)	$(206.6)
Denominator
Weighted-average number of common shares used in basic and diluted loss per share (1)	76.7	76.0	76.5	75.9
Net loss attributable to Diebold Nixdorf, Incorporated
Basic and diluted loss per share	$(0.66)	$(1.76)	$(2.39)	$(2.72)

Anti-dilutive shares
Anti-dilutive shares not used in calculating diluted weighted-average shares	3.4	5.0	3.8	4.4

(1)
Incremental shares of 1.8 and 0.7 shares for the three months ended June 30, 2019 and 2018, respectively, and 1.5 and 0.8 shares for the six months ended June 30, 2019 and 2018, respectively, would have been included in the weighted-average number of shares used in diluted earnings (loss) per share used in the computation of diluted earnings (loss) per share because their effects are dilutive.

Note 4: Share-Based Compensation

The Company’s share-based compensation payments to employees are recognized based on their grant-date fair values during the period in which the employee is required to provide services in exchange for the award. Share-based compensation is primarily recognized as a component of selling and administrative expense. Total share-based compensation expense was $4.8 and $6.6 for the three months ended June 30, 2019 and 2018, respectively, and was $14.1 and $20.3 for the six months ended June 30, 2019 and 2018, respectively. In the first quarter of 2019, the Company changed its accounting estimate from using a forfeiture assumption to recording actual forfeitures. The change resulted in an immaterial increase in share-based compensation expense in the first quarter of 2019. Share-based compensation decreased $6.2 to $14.1 for the six months ended June 30, 2019 primarily due to a reduction in shares awarded in 2019.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Options outstanding and exercisable as of June 30, 2019 are included under the Company’s 1991 Equity and Performance Incentive Plan (as Amended and Restated as of February 12, 2014) (the 1991 Plan) and the Company's 2017 Equity and Performance Incentive Plan (the 2017 Plan). Changes during the six months ended June 30, 2019 were as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
		(per share)	(in years)
Outstanding at January 1, 2019	2.5	$27.05
Expired or forfeited	(0.2)	$27.84
Granted	1.2	$4.67
Outstanding at June 30, 2019	3.5	$19.60	6	$11.0
Options exercisable at June 30, 2019	1.8	$28.81	9	$15.4
Options vested and expected to vest(2) at June 30, 2019	1.7	$9.80	8	$26.4

(1)
The aggregate intrinsic value (the difference between the closing price of the Company’s common shares on the last trading day of the second quarter of 2019 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders exercised their options on June 30, 2019. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common shares.

(2)	The options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding non-vested options.

The following table summarizes information on non-vested RSUs and performance shares relating to employees and non-employee directors for the six months ended June 30, 2019:

	Number of Shares	Weighted-Average Grant-Date Fair Value
RSUs:
Non-vested at January 1, 2019	1.6	$19.66
Vested	(0.8)	$20.50
Granted	1.5	$5.10
Non-vested at June 30, 2019	2.3	$10.40
Performance Shares:
Non-vested at January 1, 2019	3.0	$26.90
Forfeited	(0.5)	$26.80
Vested	(0.2)	$26.60
Non-vested at June 30, 2019	2.3	$26.90

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

As of June 30, 2019, there were 0.1 non-employee director deferred shares vested and outstanding.

On April 25, 2019, the Company's shareholders approved amendments to the 2017 Plan, which provide for an additional 3.0  common shares available for award. The 2017 Plan is expected to attract and retain directors, officers and employees of the Company by providing incentives and rewards for performance.

Note 5: Income Taxes

The effective tax rate on loss from continuing operations was (20.0) percent for the three months ended June 30, 2019 and (59.5) percent for the six months ended June 30, 2019. The tax expense on the loss is due primarily to the impacts of the U.S. Tax Cuts and Jobs Act (Tax Act) on the estimated projected tax rate, more specifically, the impacts of the global intangible low-taxed income (GILTI) and base erosion and anti-abuse tax (BEAT). In addition, for the six months ended June 30, 2019, the Company collapsed

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

its Barbados structure to meet the covenant requirements under its credit agreement, which resulted in additional discrete tax expense, which was offset in part by the valuation allowance release relating to the Company’s nondeductible interest expense that was carried forward from December 31, 2018. The above items noted as well as the Company’s jurisdictional income (loss) mix at varying statutory rates are the primary drivers of the quarterly tax rate.

The effective tax rate on loss from continuing operations was 18.8 percent for the three months ended June 30, 2018 and 5.1 percent for the six months ended June 30, 2018. The benefit on the losses for these periods was decreased primarily due to nondeductible permanent discrete adjustment associated with the goodwill impairment charge and the impacts of the Tax Act, more specifically, impacts related to GILTI on the estimated annual tax rate.

Note 6: Inventories

Major classes of inventories are summarized as follows:

	June 30, 2019	December 31, 2018
Finished goods	$224.0	$211.2
Service parts	212.3	221.6
Raw materials and work in process	171.1	177.3
Total inventories	$607.4	$610.1

Note 7: Investments

The Company’s investments, primarily in Brazil, consist of certificates of deposit that are classified as available-for-sale and stated at fair value based upon quoted market prices. Unrealized gains and losses are recorded in accumulated other comprehensive loss (AOCI). Realized gains and losses are recognized in investment income and are determined using the specific identification method. There were no realized gains from the sale of securities or proceeds from the sale of available-for-sale securities for the three and six months ended June 30, 2019 and 2018.

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

The Company’s investments subject to fair value measurement consist of the following:

	Cost Basis	Unrealized Gain	Fair Value
As of June 30, 2019
Short-term investments
Certificates of deposit	$13.1	$—	$13.1
Long-term investments
Assets held in a rabbi trust	$6.1	$0.6	$6.7

As of December 31, 2018
Short-term investments
Certificates of deposit	$33.5	$—	$33.5
Long-term investments
Assets held in a rabbi trust	$6.5	$(0.2)	$6.3

Securities and other investments also includes a cash surrender value of insurance contracts of $10.1 and $11.1 as of June 30, 2019 and December 31, 2018, respectively. The decrease is primarily due to death benefits paid. In addition, it includes an interest rate swap asset carrying value of $0.6 and $4.8 as of June 30, 2019 and December 31, 2018, respectively, which also represents fair value (refer to note 18).

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The Company has certain strategic alliances that are not consolidated. The Company tests these strategic alliances annually, individually and in the aggregate, to determine materiality. The Company owns 40.0 percent of Inspur (Suzhou) Financial Technology Service Co. Ltd. (Inspur JV) and 43.6 percent of Aisino-Wincor Retail & Banking Systems (Shanghai) Co., Ltd. (Aisino JV). The Company engages in transactions in the ordinary course of business with its strategic alliances. The Company's strategic alliances are not significant subsidiaries and are accounted for under the equity method of investments. As of June 30, 2019, the Company had accounts receivable and accounts payable balances with these strategic alliances of $15.5 and $8.1, respectively, which are included in trade receivables, less allowances for doubtful accounts and accounts payables on the condensed consolidated balance sheets. The Company continues to assess these strategic alliances as part of the optimization of its portfolio of businesses, which may include the exit or restructuring of these businesses.

In May 2017, the Company announced a strategic partnership with Kony, a leading enterprise mobility and application company, to offer white label mobile application solutions for financial institutions and retailers. As of June 30, 2019, the Company's carrying value in Kony was $14.0 and the fair value was not estimated as there were no events or changes in circumstances in the investment.

The Company provides financing arrangements to customers purchasing its products. These financing arrangements are largely classified and accounted for as sales-type leases.

The following table presents finance lease receivables by the Company as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Finance lease receivables sold	$—	$11.1

The following table presents the components of finance lease receivables as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Gross minimum lease receivables	$38.2	$39.0
Allowance for credit losses	(0.2)	(0.4)
Estimated unguaranteed residual values	0.3	0.4
	38.3	39.0
Less:
Unearned interest income	(3.0)	(3.0)
Unearned residuals	(0.1)	(0.1)
	(3.1)	(3.1)
Total	$35.2	$35.9

Future minimum payments due from customers under finance lease receivables as of June 30, 2019 are as follows:

2019	$8.0
2020	7.8
2021	7.2
2022	6.3
2023	4.7
Thereafter	4.2
$38.2

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

There were no significant changes in provision for credit losses, recoveries and write-offs during the six months ended June 30, 2019 and 2018. As of June 30, 2019, finance leases and notes receivable individually evaluated for impairment were $36.3 and $4.9, respectively, with no provision recorded. As of June 30, 2018, finance leases and notes receivable individually evaluated for impairment were $25.1 and $10.6, respectively. There have been no material changes to the balances on the finance lease receivables maturity schedule since December 31, 2018. The income related to the finance lease receivables was minimal for the three and six months ended June 30, 2019.

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

Note 8: Goodwill and Other Assets

The Company’s three reportable operating segments are Eurasia Banking, Americas Banking and Retail. The Company has allocated goodwill to its Eurasia Banking, Americas Banking and Retail reportable operating segments. The changes in carrying amounts of goodwill within the Company's segments are summarized as follows:

	Eurasia Banking	Americas Banking	Retail	Total
Goodwill	$639.4	$462.9	$305.5	$1,407.8
Accumulated impairment	(168.7)	(122.0)	—	(290.7)
Balance at January 1, 2018	$470.7	$340.9	$305.5	$1,117.1
Transferred to assets held for sale	(0.8)	(0.3)	(45.9)	(47.0)
Currency translation adjustment	(10.0)	(8.3)	(7.2)	(25.5)
Goodwill	$628.6	$454.3	$252.4	$1,335.3
Impairment	(153.0)	—	(64.5)	(217.5)
Accumulated impairment	(321.7)	(122.0)	(64.5)	(508.2)
Balance at December 31, 2018	$306.9	$332.3	$187.9	$827.1
Divestitures	—	—	(3.9)	(3.9)
Currency translation adjustment	0.2	0.1	0.1	0.4
Goodwill	$628.8	$454.4	$248.6	$1,331.8
Accumulated impairment	(321.7)	(122.0)	(64.5)	(508.2)
Balance at June 30, 2019	$307.1	$332.4	$184.1	$823.6

During the second quarter of 2018, the Company performed an impairment test of goodwill for all of its line of business (LoB) reporting units due to the change in its reportable operating segments. Based on the results of the LoB testing, the fair values of each of the Company's reporting units exceed their carrying values except for the Services-Asia Pacific (AP) and Software- Europe, Middle East and Africa (EMEA) reporting units, which resulted in a non-cash impairment loss of $83.1 during the second quarter 2018.

The Company identified four reporting units, which are Eurasia Banking, Americas Banking, EMEA Retail and Rest of World Retail. Management determined that the Americas Banking and EMEA Retail reporting units had a cushion of approximately 20 percent and 10 percent, respectively, when compared to their carrying amounts. The Eurasia Banking had minimal excess fair value or cushion when compared to their carrying amounts, but primarily due to the reporting unit's improved performance, it did not indicate any impairment during the qualitative annual goodwill impairment test. Rest of World Retail had no carrying value as of December 31, 2018. Changes in certain assumptions or the Company's failure to execute on the current plan could have a significant impact to the estimated fair value of the reporting units.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

During the second and third quarters of 2018, the Company estimated the fair value of its reporting units using a combination of the income valuation and market approach methodologies. The determination of the fair value of a reporting unit requires significant estimates and assumptions, including significant unobservable inputs. The key inputs included, but were not limited to, discount rates, terminal growth rates, market multiple data from selected guideline public companies, management’s internal forecasts which include numerous assumptions such as projected net sales, gross profit, sales mix, operating and capital expenditures and earnings before interest and taxes margins, among others.

The Company considers the factors listed in ASC 350-20-35-3C for its interim impairment evaluations. In the third quarter of 2018, the Company experienced overall negative financial performance, which resulted in significant forecast changes compared to the prior impairment analysis, along with key personnel changes and a sustained decrease in share price. As a result of these impairment triggering events, the Company performed an interim impairment test of goodwill for its four reporting units during the third quarter of 2018. Based on the results of the impairment testing, the Company recorded a non-cash goodwill impairment charge of $134.4 related to the Eurasia Banking, EMEA Retail and Rest of World Retail reporting units during the third quarter of 2018.

The following summarizes information on intangible assets by major category:

		June 30, 2019			December 31, 2018
	Weighted-average remaining useful lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships, net	6.7 years	$707.8	$(215.5)	$492.3	$712.2	$(179.1)	$533.1

Internally-developed software	2.6 years	199.1	(133.9)	65.2	189.6	(118.9)	70.7
Development costs non-software	4.0 years	52.1	(45.1)	7.0	52.5	(44.3)	8.2
Other intangibles	2.5 years	79.7	(73.3)	6.4	79.5	(66.9)	12.6
Other intangible assets, net		330.9	(252.3)	78.6	321.6	(230.1)	91.5
Total		$1,038.7	$(467.8)	$570.9	$1,033.8	$(409.2)	$624.6

Amortization expense on capitalized software of $8.3 and $8.0 was included in service and software cost of sales for the three months ended June 30, 2019 and 2018, respectively. Amortization expense on capitalized software of $16.9 and $16.8 was included in service and software cost of sales for the six months ended June 30, 2019 and 2018, respectively. The Company's total amortization expense, including deferred financing costs, was $36.5 and $36.7 for the three months ended June 30, 2019 and 2018, respectively. The Company's total amortization expense, including deferred financing costs, was $73.6 and $76.6 for the six months ended June 30, 2019 and 2018, respectively.

Note 9: Guarantees and Product Warranties

The Company provides its global operations guarantees and standby letters of credit through various financial institutions for suppliers, customers, regulatory agencies and insurance providers. If the Company is not able to make payments or fulfill contractual obligations, the suppliers, customers, regulatory agencies and insurance providers may draw on the pertinent bank. At June 30, 2019, the maximum future payment obligations related to these various guarantees totaled $121.2, of which $27.5 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2018, the maximum future payment obligations relative to these various guarantees totaled $135.2, of which $27.5 represented standby letters of credit to insurance providers, and no associated liability was recorded.

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

Changes in the Company’s warranty liability balance are illustrated in the following table:

	2019	2018
Balance at January 1	$40.1	$76.7
Current period accruals	6.2	5.9
Current period settlements	(6.3)	(23.2)
Currency translation adjustment	(1.5)	(3.6)
Balance at June 30	$38.5	$55.8

Note 10: Restructuring

The following table summarizes the impact of the Company’s restructuring charges on the condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Cost of sales – services	$2.6	$(0.3)	$4.1	$1.7
Cost of sales – products	—	(0.5)	—	0.1
Selling and administrative expense	4.8	3.1	7.0	4.4
Research, development and engineering expense	(0.1)	(0.1)	—	(0.1)
Loss on sale of assets, net	0.1	—	0.1	—
Total	$7.4	$2.2	$11.2	$6.1

The following table summarizes the Company’s type of restructuring charges by reportable operating segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Severance
Eurasia Banking	$1.3	$1.2	$2.8	$3.7
Americas Banking	0.2	0.2	0.6	0.3
Retail	2.8	0.3	3.6	0.8
Corporate	3.0	0.5	4.1	1.3
Total severance	$7.3	$2.2	$11.1	$6.1

Other
Americas Banking	0.1	—	0.1	—
Total Other	0.1	—	0.1	—
Total	$7.4	$2.2	$11.2	$6.1

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

DN Now

During the second quarter of 2018, the Company began implementing DN Now to deliver greater, more sustainable profitability. The gross annualized savings target for DN Now is approximately $400 through 2021, of which approximately $175 is anticipated to be realized during 2019. In order to achieve these savings, the Company has and will continue to restructure the workforce, integrate and optimize systems and processes, transition workloads to lower cost locations and consolidate real estate holdings. Additional near-term activities include continuation of the services modernization plan, rationalizing of the Company's product portfolio and further reducing the Company's selling and administrative expense. The Company incurred restructuring charges of $7.4 and $11.2 for the three and six months ended June 30, 2019, respectively, related to DN Now. The Company anticipates additional restructuring costs of approximately $125 to $175 through the end of the plan primarily related to severance anticipated for completion of the Company's transformation throughout the three solution segments and corporate.

Completed Plans

DN2020 Plan. As of August 15, 2016, the date of the acquisition of Wincor Nixdorf Aktiengesellschaft (now known as Diebold Nixdorf AG) (the Acquisition), the Company launched a multi-year integration and transformation program, known as DN2020. The Company incurred restructuring charges of $2.2 and $6.0 for the three and six months ended June 30, 2018 related to this plan, respectively.

Strategic Alliance Plan. On November 10, 2016, the Company entered into a strategic alliance with the Inspur Group, a Chinese cloud computing and data center company, to develop, manufacture and distribute Systems solutions in China. The Company incurred $0.1 restructuring charges during the six months ended June 30, 2018 related to this plan.

The following table summarizes the Company's cumulative total restructuring costs by plan as of June 30, 2019:

	DN Now		DN2020 Plan	Strategic Alliance
	Severance	Other	Severance	Severance	Total
Eurasia Banking	$36.1	$—	$51.5	$8.2	$95.8
Americas Banking	9.2	0.1	13.6	—	22.9
Retail	16.1	—	15.6	—	31.7
Corporate	8.6	—	15.1	—	23.7
Total	$70.0	$0.1	$95.8	$8.2	$174.1

The following table summarizes the Company’s restructuring accrual balances and related activity for the six months ended June 30:

	2019	2018
Balance at January 1	$56.9	$54.0
Liabilities incurred	11.2	6.1
Liabilities paid/settled	(34.6)	(23.2)
Balance at June 30	$33.5	$36.9

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 11: Debt

Outstanding debt balances were as follows:

	June 30, 2019	December 31, 2018
Notes payable
Uncommitted lines of credit	$14.1	$20.9
Term Loan A-1 Facility	16.3	16.3
Term Loan B Facility - USD	4.8	4.8
Term Loan B Facility - Euro	4.7	4.8
Other	2.3	2.7
	$42.2	$49.5
Long-term debt
Revolving Facility	$115.0	$125.0
Term Loan A Facility	126.3	126.3
Delayed Draw Term Loan A Facility	160.5	160.5
Term Loan A-1 Facility	617.5	625.6
Term Loan B Facility - USD	410.8	413.2
Term Loan B Facility - Euro	406.9	411.9
2024 Senior Notes	400.0	400.0
Other	1.8	2.4
	2,238.8	2,264.9
Long-term deferred financing fees	(64.7)	(74.9)
	$2,174.1	$2,190.0

As of June 30, 2019, the Company had various international short-term uncommitted lines of credit with borrowing limits of $58.1. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of June 30, 2019 and December 31, 2018 was 12.12 percent and 8.80 percent, respectively, and primarily relate to higher interest rate, short-term uncommitted lines of credit in Turkey and Brazil. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at June 30, 2019 was $44.0.

The cash flows related to debt borrowings and repayments were as follows:

	Six Months Ended
	June 30,
	2019	2018
Revolving credit facility (repayments) borrowings, net	$(10.0)	$65.0

Other debt borrowings
International short-term uncommitted lines of credit borrowings	$19.6	$34.2

Other debt repayments
Payments on Term Loan A Facility under the Credit Agreement	$—	$(11.5)
Payments on Delayed Draw Term Loan A Facility under the Credit Agreement	—	(6.3)
Payments Term Loan A-1 Facility under the Credit Agreement	(8.1)	—
Payments on Term Loan B Facility - USD under the Credit Agreement	(2.4)	(2.4)
Payments on Term Loan B Facility - Euro under the Credit Agreement	(2.4)	(2.5)
International short-term uncommitted lines of credit and other repayments	(30.0)	(34.9)
	$(42.9)	$(57.6)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The Company has a revolving and term loan credit agreement (the Credit Agreement), with a revolving facility of up to $500.0 (the Revolving Facility). On December 23, 2020, the Term Loan A Facility will mature and the Revolving Facility will automatically terminate. The weighted-average interest rate on outstanding Revolving Facility borrowings as of June 30, 2019 and December 31, 2018 was 5.94 percent and 5.97 percent, respectively, which is variable based on the London Interbank Offered Rate (LIBOR). The amount available under the Revolving Facility as of June 30, 2019 was $357.5, after excluding $27.5 in letters of credit.

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

In July 2019, the Company initiated a formal process to amend and extend its senior secured revolving and term loan debt that matures in December 2020.

A portion of the proceeds of the Term Loan A-1 Facility were restricted to fund the purchase of the remaining shares of Diebold Nixdorf AG not owned by the Company. The proceeds were used to make optional prepayments of existing term A loans in the amount of $130.0 and to permanently reduce revolving credit commitments in an amount of $20.0 and to make a purchase pursuant to an offer open to all term B lenders on a pro rata basis for $100.0 in face principal amount of term B loans. Any remaining proceeds were used for general corporate and working capital purposes.

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

The Credit Agreement financial ratios at June 30, 2019 were as follows:

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Below is a summary of financing and replacement facilities information:

Financing and Replacement Facilities	Interest Rate Index and Margin	Maturity/Termination Dates	Initial Term (Years)
Credit Agreement facilities
Revolving Facility	LIBOR + 3.50%	December 2020	5
Term Loan A Facility	LIBOR + 3.50%	December 2020	5
Delayed Draw Term Loan A Facility	LIBOR + 3.50%	December 2020	5
Term Loan A-1 Facility	LIBOR + 9.25%	August 2022	4
Term Loan B Facility - USD(i)	LIBOR + 2.75%	November 2023	7.5
Term Loan B Facility - Euro(ii)	EURIBOR + 3.00%	November 2023	7.5
2024 Senior Notes	8.5%	April 2024	8

(i)	LIBOR with a floor of 0.0%.

(ii)	EURIBOR with a floor of 0.0%.

The debt facilities under the Credit Agreement are secured by substantially all assets of the Company and its domestic subsidiaries that are borrowers or guarantors under the Credit Agreement, subject to certain exceptions and permitted liens.

The Company's financing agreements contain various financial covenants, including net debt to capitalization, net debt to EBITDA and net interest coverage ratio, along with certain negative covenants that, among other things, limit dividends, acquisitions and the use of proceeds from divestitures. As of June 30, 2019, the Company was in compliance with the financial and other covenants in its debt agreements.
Note 12: Redeemable Noncontrolling Interests

Changes in the Company's redeemable noncontrolling interests balance are illustrated in the following table:

	2019	2018
Balance at January 1	$130.4	$492.1
Other comprehensive income	(1.7)	(12.1)
Redemption value adjustment	(18.6)	(8.1)
Redemption of shares	(88.4)	(3.3)
Balance at June 30	$21.7	$468.6

On February 14, 2017, the date of effectiveness of the Domination and Profit and Loss Transfer Agreement, dated September 26, 2016 (the DPLTA), between Diebold Holding Germany Inc. & Co. KGaA (Diebold KGaA), a wholly-owned subsidiary of Diebold Nixdorf, Incorporated, and Diebold Nixdorf AG, the carrying value of the noncontrolling interest related to the Diebold Nixdorf AG of $386.7 was reclassified to redeemable noncontrolling interest. For the period of time that the DPLTA was effective, this interest in Diebold Nixdorf AG remained in redeemable noncontrolling interest and presented outside of equity in the consolidated balance sheets of the Company. At December 31, 2018, the balance related to the redeemable noncontrolling interest related to the Diebold Nixdorf AG ordinary shares the Company did not acquire was $99.1. In May 2019, the Company announced that the merger/squeeze-out of Diebold Nixdorf AG was completed, streamlining and simplifying the Company's corporate structure. As of June 30, 2019, the Company increased its ownership stake in Diebold Nixdorf AG to 29.8 ordinary shares, 100.0 percent ownership. With the completion of the merger/squeeze-out, only Diebold Nixdorf, Incorporated remains publicly-listed and no longer has subsidiary shares traded in Germany.

The DPLTA offered the Diebold Nixdorf AG minority shareholders, at their election, (i) the ability to put their Diebold Nixdorf AG ordinary shares to Diebold KGaA in exchange for cash compensation of €55.02 per Diebold Nixdorf AG ordinary share or (ii) to remain Diebold Nixdorf AG minority shareholders and receive a recurring compensation in cash of €2.82 per Diebold Nixdorf AG ordinary share for each full fiscal year of Diebold Nixdorf AG. The redemption value adjustment includes the updated cash compensation pursuant to the DPLTA. A portion of the proceeds of the Term Loan A-1 Facility were restricted to fund the purchase of the remaining shares of Diebold Nixdorf AG not owned by the Company. The Company classified the proceeds set aside to purchase the remaining shares in cash, cash equivalents and restricted cash in the condensed consolidated balance sheets.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2019
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
FORM 10-Q as of June 30, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 13: Equity

The following table presents changes in shareholders' equity attributable to Diebold Nixdorf, Incorporated and the noncontrolling interests:

					Accumulated Other Comprehensive Income (Loss)	Total Diebold Nixdorf, Incorporated Shareholders' Equity
	Common Shares	Additional Capital	Accumulated Deficit	Treasury Shares			Non-controlling Interests	Total Equity
Balance, December 31, 2018	114.2	741.8	(168.3)	(570.4)	(303.7)	(186.4)	26.8	(159.6)
Net income (loss)			(132.7)			(132.7)	0.8	(131.9)
Other comprehensive income (loss)					(1.1)	(1.1)	2.7	1.6
Share-based compensation issued	0.7	(0.7)				—		—
Share-based compensation expense		9.3				9.3		9.3
Treasury shares				(1.1)		(1.1)		(1.1)
Reclassification of guaranteed dividend to accrued liabilities						—	(0.6)	(0.6)
Reclassifications of redeemable noncontrolling interest		10.6				10.6	—	10.6
Acquisitions and divestitures, net						—	(3.0)	(3.0)
Balance, March 31, 2019	$114.9	$761.0	$(301.0)	$(571.5)	$(304.8)	$(301.4)	$26.7	$(274.7)
Net income (loss)			(50.3)			(50.3)	(5.0)	(55.3)
Other comprehensive income (loss)					18.6	18.6	(2.5)	16.1
Share-based compensation issued	0.3	(0.3)				—		—
Share-based compensation expense		4.8				4.8		4.8
Treasury shares				(0.3)		(0.3)		(0.3)
Release of guaranteed dividend from accrued liabilities						—	5.6	5.6
Reclassifications of redeemable noncontrolling interest		(0.2)				(0.2)		(0.2)
Balance, June 30, 2019	$115.2	$765.3	$(351.3)	$(571.8)	$(286.2)	$(328.8)	$24.8	$(304.0)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

					Accumulated Other Comprehensive Income (Loss)	Total Diebold Nixdorf, Incorporated Shareholders' Equity
	Common Shares	Additional Capital	Retained Earnings	Treasury Shares			Non-controlling Interests	Total Equity
Balance, December 31, 2017	$113.2	$721.5	$374.5	$(567.4)	$(196.3)	$445.5	$36.8	$482.3
Net income (loss)			(73.2)			(73.2)	7.6	(65.6)
Other comprehensive income (loss)					(9.2)	(9.2)	—	(9.2)
Share-based compensation issued	0.6	(0.6)				—		—
Share-based compensation expense		13.7				13.7		13.7
Dividends paid			(7.7)			(7.7)		(7.7)
Accounting principle change			33.6			33.6		33.6
Treasury shares				(2.5)		(2.5)		(2.5)
Reclassification of guaranteed dividend to accrued liabilities						—	(4.4)	(4.4)
Distribution noncontrolling interest holders, net						—	(0.5)	(0.5)
Acquisitions and divestitures, net						—	(3.3)	(3.3)
Balance, March 31, 2018	$113.8	$734.6	$327.2	$(569.9)	$(205.5)	$400.2	$36.2	$436.4
Net income (loss)			(133.4)			(133.4)	5.1	(128.3)
Other comprehensive income (loss)					(68.0)	(68.0)	(1.5)	(69.5)
Share-based compensation issued	0.3	(0.3)				—		—
Share-based compensation expense		6.6				6.6		6.6
Treasury shares				(0.4)		(0.4)		(0.4)
Reclassification of guaranteed dividend to accrued liabilities						—	(3.9)	(3.9)
Acquisitions and divestitures, net						—	(1.5)	(1.5)
Balance, June 30, 2018	$114.1	$740.9	$193.8	$(570.3)	$(273.5)	$205.0	$34.4	$239.4

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 14: Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the three months ended June 30, 2019:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2019	$(189.8)	$(2.5)	$8.8	$(121.5)	$0.2	$(304.8)
Other comprehensive income (loss) before reclassifications (1)	16.5	0.7	(3.4)	—		13.8
Amounts reclassified from AOCI	—	—	0.5	4.3	—	4.8
Net current-period other comprehensive income (loss)	16.5	0.7	(2.9)	4.3	—	18.6
Balance at June 30, 2019	$(173.3)	$(1.8)	$5.9	$(117.2)	$0.2	$(286.2)
(1) Other comprehensive income (loss) before reclassifications within the translation component excludes $(2.5) of translation attributable to noncontrolling interests.

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the three months ended June 30, 2018:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2018	$(107.7)	$(8.9)	$12.0	$(101.0)	$0.1	$(205.5)
Other comprehensive income (loss) before reclassifications (1)	(79.8)	8.7	0.5	—	—	(70.6)
Amounts reclassified from AOCI	—	—	0.8	1.8	—	2.6
Net current-period other comprehensive income (loss)	(79.8)	8.7	1.3	1.8	—	(68.0)
Balance at June 30, 2018	$(187.5)	$(0.2)	$13.3	$(99.2)	$0.1	$(273.5)
(1) Other comprehensive income (loss) before reclassifications within the translation component excludes $(1.5) of translation attributable to noncontrolling interests.

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the six months ended June 30, 2019:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2019	$(191.5)	$(1.9)	$10.6	$(121.0)	$0.1	$(303.7)
Other comprehensive income (loss) before reclassifications (1)	18.2	0.1	(5.7)	—	0.1	12.7
Amounts reclassified from AOCI	—	—	1.0	3.8	—	4.8
Net current-period other comprehensive income (loss)	18.2	0.1	(4.7)	3.8	0.1	17.5
Balance at June 30, 2019	$(173.3)	$(1.8)	$5.9	$(117.2)	$0.2	$(286.2)

(1) Other comprehensive income (loss) before reclassifications within the translation component excludes $0.2 of translation attributable to noncontrolling interests.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the six months ended June 30, 2018:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2018	$(116.8)	$(5.1)	$8.1	$(82.6)	$0.1	$(196.3)
Adoption of accounting standards (1)	(9.1)	(1.0)	1.3	(20.2)	—	$(29.0)
Other comprehensive income (loss) before reclassifications (2)	(61.6)	5.9	2.7	—	—	(53.0)
Amounts reclassified from AOCI	—	—	1.2	3.6	—	4.8
Net current-period other comprehensive income (loss)	(70.7)	4.9	5.2	(16.6)	—	(77.2)
Balance at June 30, 2018	$(187.5)	$(0.2)	$13.3	$(99.2)	$0.1	$(273.5)
(1)Stranded tax effects reclassified from AOCI to retained earnings from the adoption of ASU 2018-02.
(2) Other comprehensive income (loss) before reclassifications within the translation component excludes $(1.5) of translation attributable to noncontrolling interests.

The following table summarizes the details about amounts reclassified from AOCI:

	Three Months Ended		Six Months Ended		Affected Line Item in the Statement of Operations
	2019	2018	2019	2018
Interest rate hedges	$0.5	$0.8	$1.0	$1.2	Interest expense
Pension and post-retirement benefits:
Net actuarial (loss) gain amortization (net of tax of $(0.4), $(0.6), $(0.7) and $(0.2), respectively)	4.3	1.8	3.8	3.6	(1)
Total reclassifications for the period	$4.8	$2.6	$4.8	$4.8

(1)	Pension and other post-retirement benefits AOCI components are included in the computation of net periodic benefit cost (refer to note 16).

Note 15: Acquisitions and Divestitures

Divestitures
In 2019, the Company exited and divested certain non-core, non-accretive businesses which resulted in a loss of $11.7 and $15.1 for the three and six months ended June 30, 2019, respectively. In the first quarter of 2019, the Company divested its interest in Projective NV, a program and project management services business for financial institutions included in Eurasia Banking operating segment, for $4.2 in proceeds, net of cash transferred resulting in a loss of $2.8. During the first quarter, the Company also recorded a loss of $4.1 on the divestiture of its Venezuela business included in the Americas Banking operating segment and a gain of $3.5 related to the Company’s exit activities of certain entities in the Netherlands included in the Retail operating segment. During the second quarter of 2019, the Company identified an immaterial error in the first quarter of 2019 for the loss (gain) on sale of assets, net related to this divestiture. Management determined this error was not material to the prior period and recorded the correction in the three months ended June 30, 2019 resulting in a $9.5 charge in the loss (gain) on the sale of assets, net.

In the second quarter of 2019, the Company divested its remaining SecurCash B.V entity included in the Eurasia Banking operating segment resulting in a loss of $1.1.

Acquisitions
During the first six months of 2019, the Company acquired the remaining shares of Diebold Nixdorf AG for $88.4. In the first quarter of 2018, the Company acquired the remaining portion of its noncontrolling interest in its China operations for $5.8 in the aggregate.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2019
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

The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans and other benefits for the three months ended June 30:

	Pension Benefits
	U.S.Plans		Non-U.S. Plans		Other Benefits
	2019	2018	2019	2018	2019	2018
Components of net periodic benefit cost
Service cost	$0.9	$0.9	$2.4	$2.8	$—	$—
Interest cost	5.5	5.1	1.7	1.6	0.4	0.1
Expected return on plan assets	(6.2)	(6.1)	(3.2)	(2.7)	—	—
Recognized net actuarial loss	1.3	1.7	(0.4)	(0.1)	0.2	—
Net periodic pension benefit cost	$1.5	$1.6	$0.5	$1.6	$0.6	$0.1

The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans and other benefits for the six months ended June 30:

	Pension Benefits
	U.S.Plans		Non-U.S. Plans		Other Benefits
	2019	2018	2019	2018	2019	2018
Components of net periodic benefit cost
Service cost	$1.8	$1.9	$4.9	$5.6	$—	$—
Interest cost	11.0	10.3	3.3	3.2	0.5	0.2
Expected return on plan assets	(12.4)	(12.3)	(6.3)	(5.4)	—	—
Recognized net actuarial loss	2.6	3.3	(0.8)	(0.3)	0.2	—
Net periodic pension benefit cost	$3.0	$3.2	$1.1	$3.1	$0.7	$0.2

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Contributions

There have been no significant changes to the expected 2019 plan year contribution amounts previously disclosed. For the six months ended June 30, 2019 and 2018, contributions of $20.5 and $25.1, respectively, were made to the qualified and non-qualified pension plans. The Company received a reimbursement of $12.9 for certain benefits paid from its trustee in May 2019. In March 2018, the Company received a $13.8 reimbursement for certain benefits paid from its trustee.

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

The Company uses derivatives to mitigate the economic consequences associated with fluctuations in currencies and interest rates. The following table summarizes the gain (loss) recognized on derivative instruments:

Derivative instrument	Classification on condensed consolidated statements of operations	Three Months Ended		Six Months Ended
		June 30,		June 30,
		2019	2018	2019	2018
Non-designated hedges and interest rate swaps	Interest expense	$(0.4)	$(0.8)	$(1.5)	$(1.1)
Foreign exchange forward contracts and cash flow hedges	Net sales	(0.4)	0.2	(0.5)	2.8
Foreign exchange forward contracts and cash flow hedges	Cost of sales	—	—	—	(0.1)
Foreign exchange forward contracts and cash flow hedges	Foreign exchange gain (loss), net	0.5	0.3	0.7	0.5
Total		$(0.3)	$(0.3)	$(1.3)	$2.1

Foreign Exchange

Non-Designated Hedges A substantial portion of the Company’s operations and revenues are international. As a result, changes in foreign exchange rates can create substantial foreign exchange gains and losses from the revaluation of non-functional currency monetary assets and liabilities. The Company elected not to apply hedge accounting to its foreign exchange forward contracts and therefore, spot-based gains/losses offset revaluation gains/losses within foreign exchange loss, net and forward-based gains/losses represent interest expense or income. The fair value of the Company’s non-designated foreign exchange forward contracts was $(2.1) and $0.5 as of June 30, 2019 and December 31, 2018, respectively.

Cash Flow Hedges The Company is exposed to fluctuations in various foreign currencies against its functional currency. The Company's sales and purchases are transacted in foreign currencies. As of June 30, 2019, the Company had the following outstanding foreign currency derivatives that were used to hedge its foreign exchange risks:

Foreign Currency Derivative	Number of Instruments	Notional Sold		Notional Purchased
Currency forward agreements (EUR-GBP)	12	25.5	GBP	28.7	EUR

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

The Company has an interest rate swap for a nominal sum of €50.0, which was entered into in May 2010, with a ten-year term from October 1, 2010 until September 30, 2020. The interest rate swap is not designated and changes in the fair value of non-designated interest rate swap agreements are recognized in miscellaneous, net in the condensed consolidated statements of operations. The Company recognized $0.5 and $1.0 in interest expense relating to the interest rate swap for the three and six months ended June 30, 2019, respectively.

Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any additional derivatives that are not designated as hedges.

Note 18: Fair Value of Assets and Liabilities

Assets and Liabilities Recorded at Fair Value

Assets and liabilities subject to fair value measurement are as follows:

		June 30, 2019			December 31, 2018
			Fair Value Measurements Using			Fair Value Measurements Using
	Classification on condensed consolidated Balance Sheets	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets
Short-term investments
Certificates of deposit	Short-term investments	$13.1	$13.1	$—	$33.5	$33.5	$—
Assets held in rabbi trusts	Securities and other investments	6.7	6.7	—	6.3	6.3	—
Foreign exchange forward contracts	Other current assets	1.8	—	1.8	3.4	—	3.4
Interest rate swaps	Other current assets	2.7	—	2.7	5.3	—	5.3
Interest rate swaps	Securities and other investments	0.6	—	0.6	4.8	—	4.8
Total		$24.9	$19.8	$5.1	$53.3	$39.8	$13.5
Liabilities
Foreign exchange forward contracts	Other current liabilities	$2.6	$—	$2.6	$3.1	$—	$3.1
Interest rate swaps	Other current liabilities	3.7	—	3.7	3.6	—	3.6
Deferred compensation	Other liabilities	6.7	6.7	—	6.3	6.3	—
Total		$13.0	$6.7	$6.3	$13.0	$6.3	$6.7

The Company uses the end of period when determining the timing of transfers between levels. During each of the six months ended June 30, 2019 and 2018, there were no transfers between levels.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The carrying amount of the Company's debt instruments approximates fair value except for the 2024 Senior Notes. The fair value and carrying value of the 2024 Senior Notes are summarized as follows:

	June 30, 2019		December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
2024 Senior Notes	$358.0	$400.0	$242.0	$400.0

Refer to note 11 for further details surrounding the Company's long-term debt as of June 30, 2019 compared to December 31, 2018. Additionally, the Company remeasures certain assets to fair value, using Level 3 measurements, as a result of the occurrence of triggering events. In the second and third quarters of 2018, in connection with certain triggering events, the Company performed impairment tests of goodwill for all of its reporting units, refer to note 8 for further details. Besides goodwill from certain reporting units noted above, there were no significant assets or liabilities that were remeasured at fair value on a non-recurring basis during the period presented.

Note 19: Commitments and Contingencies

Contractual Obligation

At June 30, 2019, the Company had purchase commitments due within one year totaling $0.1 for materials and services through contract manufacturing agreements at negotiated prices. The Company guarantees a fixed cost of certain products used in production to its China strategic partners.

Indirect Tax Contingencies

The Company accrues non-income-tax liabilities for indirect tax matters when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. In the event any losses are sustained in excess of accruals, they are charged against income. In evaluating indirect tax matters, management takes into consideration factors such as historical experience with matters of similar nature, specific facts and circumstances and the likelihood of prevailing. Management evaluates and updates accruals as matters progress over time. It is reasonably possible that some of the matters for which accruals have not been established could be decided unfavorably to the Company and could require recognizing future expenditures. Also, statutes of limitations could expire without the Company paying the taxes for matters for which accruals have been established, which could result in the recognition of future gains upon reversal of these accruals at that time.

At June 30, 2019, the Company was a party to several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the condensed consolidated financial statements would not be materially affected by the outcome of these indirect tax claims and/or proceedings or asserted claims.

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

A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated accrual. The Company estimated the aggregate risk at June 30, 2019 to be up to $120.4 for its material indirect tax matters, of which $28.0 related to the Thailand customs matter disclosed above. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire.

Legal Contingencies

At June 30, 2019, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate were considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims.

In addition to these normal course of business litigation matters, the Company was a party to the proceedings described below:
Diebold KGaA is a party to two separate appraisal proceedings (Spruchverfahren) in connection with the purchase of all shares in its former, listed subsidiary Diebold Nixdorf AG. Both proceedings are pending at the same Chamber for Commercial Matters (Kammer für Handelssachen) at the District Court (Landgericht) of Dortmund (Germany). The first appraisal proceeding relates to the DPLTA entered into by Diebold KGaA and former Diebold Nixdorf AG, which became effective on February 17, 2017. The DPLTA appraisal proceeding was filed by minority shareholders of Diebold Nixdorf AG challenging the adequacy of both the cash exit compensation of €55.02 per Diebold Nixdorf AG share (of which 6,939,451 shares were then outstanding) and the annual recurring compensation of €2.82 per Diebold Nixdorf AG share offered in connection with the DPLTA.

The second appraisal proceeding relates to the cash merger squeeze-out of minority shareholders of Diebold Nixdorf AG in 2019. The squeeze-out appraisal proceeding was filed by minority shareholders of Diebold Nixdorf AG challenging the adequacy of the cash exit compensation of €54.80 per Diebold Nixdorf AG share (of which 1,367,644 shares were then outstanding) in connection with the merger squeeze-out.

In both appraisal proceedings, a court ruling would apply to all Diebold Nixdorf AG shares outstanding at the time when the DPLTA or the merger squeeze-out, respectively, became effective. Any cash compensation received by former Diebold Nixdorf AG shareholders in connection with the merger squeeze-out would be netted with any higher cash compensation such shareholder may still claim in connection with the DPLTA appraisal proceeding. While the Company believes that the compensation offered in connection with the DPLTA and the merger squeeze-out was in both cases fair, it notes that German courts often adjudicate increases of the cash compensation to plaintiffs in varying amounts in connection with German appraisal proceedings. Therefore, the Company cannot rule out that the first instance court or an appellate court may increase the cash compensation also in these appraisal proceedings. The Company, however, is convinced that its defense in both appraisal proceedings which are still at preliminary stages is supported by strong sets of facts and the Company will continue to vigorously defend itself in these matters.

In July 2019, two shareholders filed putative class action lawsuits alleging violations of federal securities laws in the United States District Court for the Southern District of New York. The lawsuits assert that the Company and two former officers made material misstatements regarding the Company’s business and operations, causing the Company’s common stock to be overvalued during the period prior to July 5, 2017, which is the date the Company issued a pre-earnings announcement reducing its 2017 financial guidance. The Company anticipates that these lawsuits, along with any other potential lawsuits addressing the same topic, will be consolidated into one action. The Company denies any liability, believes the claims are without merit and intends to vigorously defend itself in these matters.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2019
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

The following tables represent information regarding the Company’s segment information and provides a reconciliation between segment operating profit and the consolidated income (loss) before income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales summary by segment
Eurasia Banking	$430.2	$437.5	$812.8	$872.6
Americas Banking	419.9	370.6	782.6	704.3
Retail	300.1	297.5	582.9	592.9
Total revenue	$1,150.2	$1,105.6	$2,178.3	$2,169.8

Intersegment revenue
Eurasia Banking	$46.8	$31.8	$102.0	$62.8
Americas Banking	5.5	3.5	7.7	9.0
Total intersegment revenue	$52.3	$35.3	$109.7	$71.8

Segment operating profit
Eurasia Banking	$38.8	$18.2	$72.5	$37.7
Americas Banking	32.5	(3.3)	51.0	1.7
Retail	15.6	5.5	23.7	15.7
Total segment operating profit	86.9	20.4	147.2	55.1

Corporate charges not allocated to segments (1)	(12.9)	(15.1)	(46.1)	(32.2)
Restructuring and DN Now transformation expenses	(25.4)	(2.2)	(40.5)	(6.1)
Net non-routine expense	(41.3)	(129.7)	(77.8)	(166.9)
	(79.6)	(147.0)	(164.4)	(205.2)
Operating profit (loss)	7.3	(126.6)	(17.2)	(150.1)
Other income (expense)	(53.2)	(32.3)	(99.8)	(56.3)
Loss before taxes	$(45.9)	$(158.9)	$(117.0)	$(206.4)

(1)
Corporate charges not allocated to segments include headquarter-based costs associated with procurement, human resources, compensation and benefits, finance and accounting, global development/engineering, global strategy/mergers and acquisitions, global IT, tax, treasury and legal.

Net non-routine expense consists of items that the Company has determined are non-routine in nature and not allocated to the reportable operating segments. Net non-routine expense of $41.3 and $77.8 for the three and six months ended June 30, 2019, respectively, primarily consisted of purchase accounting pre-tax charges for amortization of acquired intangibles of $24.4 and $49.0, respectively, and the loss (gain) on sale of assets, net. Net non-routine expense of $129.7 and $166.9 for the three and six months ended June 30, 2018, respectively, was primarily due to acquisition integration expenses of $14.5 and $29.7, respectively, primarily within selling and administrative expense, and purchase accounting pre-tax charges for amortization of acquired intangibles of $29.4 and $60.6, respectively.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table presents information regarding the Company’s segment net sales by service and product solution:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Segments
Eurasia Banking
Services	$251.2	$275.5	$498.2	$554.7
Products	179.0	162.0	314.6	317.9
Total Eurasia Banking	430.2	437.5	812.8	872.6

Americas Banking
Services	252.6	258.7	493.4	509.8
Products	167.3	111.9	289.2	194.5
Total Americas Banking	419.9	370.6	782.6	704.3

Retail
Services	155.5	158.4	296.4	318.4
Products	144.6	139.1	286.5	274.5
Total Retail	300.1	297.5	582.9	592.9

Total net sales	$1,150.2	$1,105.6	$2,178.3	$2,169.8

In the following table, revenue is disaggregated by timing of revenue recognition at June 30:

Timing of revenue recognition	2019	2018
Products transferred at a point in time	41%	36%
Products and services transferred over time	59%	64%
Net sales	100%	100%

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2019
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
FORM 10-Q as of June 30, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Balance Sheet
As of June 30, 2019

	Parent	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiary	Non- Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
ASSETS
Current assets
Cash, cash equivalents and restricted cash	$10.0	$1.9	$—	$247.9	$—	$259.8
Short-term investments	—	—	—	13.1	—	13.1
Trade receivables, net	108.6	—	—	603.9	—	712.5
Intercompany receivables	589.9	575.4	—	731.0	(1,896.3)	—
Inventories	148.8	—	—	460.2	(1.6)	607.4
Prepaid, income taxes and other current assets	23.7	12.5	—	320.4	(12.2)	344.4
Total current assets	881.0	589.8	—	2,376.5	(1,910.1)	1,937.2
Securities and other investments	17.6	—	—	—	—	17.6
Property, plant and equipment, net	70.5	0.6	—	206.1	—	277.2
Goodwill	55.5	—	—	768.1	—	823.6
Deferred income taxes	113.3	6.2	—	95.0	—	214.5
Intangible assets, net	27.8	—	—	543.1	—	570.9
Investment in subsidiary	1,763.3	—	1,103.0	—	(2,866.3)	—
Long-term intercompany receivables	625.9	—	—	—	(625.9)	—
Other assets	51.1	0.3	—	212.1	—	263.5
Total assets	$3,606.0	$596.9	$1,103.0	$4,200.9	$(5,402.3)	$4,104.5

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities
Notes payable	$26.8	$—	$—	$15.4	$—	$42.2
Accounts payable	93.0	0.1	—	415.9	—	509.0
Intercompany payable	1,192.6	46.4	123.6	533.7	(1,896.3)	—
Deferred revenue	117.4	—	—	251.5	—	368.9
Payroll and other benefits liabilities	24.0	1.0	—	140.6	—	165.6
Other current liabilities	125.0	0.5	—	370.1	(12.2)	483.4
Total current liabilities	1,578.8	48.0	123.6	1,727.2	(1,908.5)	1,569.1
Long-term debt	2,142.7	—	—	31.4	—	2,174.1
Long-term intercompany payable	—	—	—	625.9	(625.9)	—
Other long-term liabilities	213.3	—	—	430.3	—	643.6
Redeemable noncontrolling interests	—	—	—	21.7	—	21.7
Total Diebold Nixdorf, Incorporated shareholders' equity	(328.8)	548.9	979.4	1,339.6	(2,867.9)	(328.8)
Noncontrolling interests	—	—	—	24.8	—	24.8
Total liabilities, redeemable noncontrolling interests and equity	$3,606.0	$596.9	$1,103.0	$4,200.9	$(5,402.3)	$4,104.5

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2019
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
FORM 10-Q as of June 30, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended June 30, 2019

	Parent	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiary	Non- Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$301.6	$—	$—	$948.6	$(100.0)	$1,150.2
Cost of sales	241.5	0.2	—	729.1	(97.8)	873.0
Gross profit (loss)	60.1	(0.2)	—	219.5	(2.2)	277.2
Selling and administrative expense	87.5	1.0	—	133.6	—	222.1
Research, development and engineering expense	1.5	8.3	—	31.0	(4.7)	36.1
Loss on sale of assets, net	0.6	—	—	11.1	—	11.7
	89.6	9.3	—	175.7	(4.7)	269.9
Operating (loss) income	(29.5)	(9.5)	—	43.8	2.5	7.3
Other income (expense)
Interest income	0.4	—	—	1.8	—	2.2
Interest expense	(46.9)	—	—	(3.0)	—	(49.9)
Foreign exchange (loss) gain, net	2.0	(0.1)	—	(7.0)	—	(5.1)
Miscellaneous, net	8.5	0.4	(1.8)	(7.8)	0.3	(0.4)
(Loss) income before taxes	(65.5)	(9.2)	(1.8)	27.8	2.8	(45.9)
Income tax expense (benefit)	1.5	(1.5)	0.4	8.8	—	9.2
Equity in earnings of subsidiaries	16.7	—	26.1	(0.1)	(42.9)	(0.2)
Net (loss) income	(50.3)	(7.7)	23.9	18.9	(40.1)	(55.3)
Net (loss) income attributable to noncontrolling interests	—	—	—	(5.0)	—	(5.0)
Net (loss) income attributable to Diebold Nixdorf, Incorporated	$(50.3)	$(7.7)	$23.9	$23.9	$(40.1)	$(50.3)
Comprehensive (loss) income	$(33.4)	$(7.7)	$28.9	$39.2	$(66.2)	$(39.2)
Less: comprehensive (loss) income attributable to noncontrolling interests	—	—	—	(7.5)	—	(7.5)
Comprehensive (loss) income attributable to Diebold Nixdorf, Incorporated	$(33.4)	$(7.7)	$28.9	$46.7	$(66.2)	$(31.7)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended June 30, 2018

	Parent	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiary	Non- Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$295.0	$0.2	$—	$884.4	$(74.0)	$1,105.6
Cost of sales	254.8	0.2	—	704.6	(71.7)	887.9
Gross profit (loss)	40.2	—	—	179.8	(2.3)	217.7
Selling and administrative expense	75.4	1.4	—	143.0	—	219.8
Research, development and engineering expense	0.9	11.0	—	34.9	(6.2)	40.6
Impairment of assets	—	—	—	83.1	—	83.1
Loss (gain) on sale of assets, net	0.9	—	—	(0.1)	—	0.8
	77.2	12.4	—	260.9	(6.2)	344.3
Operating (loss) income	(37.0)	(12.4)	—	(81.1)	3.9	(126.6)
Other income (expense)
Interest income	0.3	0.1	—	1.5	—	1.9
Interest expense	(26.0)	—	—	(2.4)	—	(28.4)
Foreign exchange (loss) gain, net	(5.2)	(0.1)	—	2.2	—	(3.1)
Miscellaneous, net	0.4	(0.8)	(0.9)	(1.5)	0.1	(2.7)
Loss before taxes	(67.5)	(13.2)	(0.9)	(81.3)	4.0	(158.9)
Income tax expense (benefit)	(13.9)	2.4	(0.3)	(18.0)	—	(29.8)
Equity in earnings of subsidiaries	(79.8)	—	10.0	0.9	69.7	0.8
Net (loss) income	(133.4)	(15.6)	9.4	(62.4)	73.7	(128.3)
Net (loss) income attributable to noncontrolling interests	—	—	—	5.1	—	5.1
Net (loss) income attributable to Diebold Nixdorf, Incorporated	$(133.4)	$(15.6)	$9.4	$(67.5)	$73.7	$(133.4)
Comprehensive (loss) income	$(201.1)	$(15.6)	$9.4	$(171.1)	$180.6	$(197.8)
Less: comprehensive (loss) income attributable to noncontrolling interests	—	—	—	3.3	—	3.3
Comprehensive (loss) income attributable to Diebold Nixdorf, Incorporated	$(201.1)	$(15.6)	$9.4	$(174.4)	$180.6	$(201.1)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Six Months Ended June 30, 2019

	Parent	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiary	Non- Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$597.1	$0.1	$—	$1,799.9	$(218.8)	$2,178.3
Cost of sales	484.5	0.4	—	1,380.0	(207.9)	1,657.0
Gross profit (loss)	112.6	(0.3)	—	419.9	(10.9)	521.3
Selling and administrative expense	171.5	2.1	—	276.8	—	450.4
Research, development and engineering expense	2.7	17.1	—	62.5	(9.3)	73.0
Loss on sale of assets, net	0.6	—	—	14.5	—	15.1
	174.8	19.2	—	353.8	(9.3)	538.5
Operating (loss) income	(62.2)	(19.5)	—	66.1	(1.6)	(17.2)
Other income (expense)
Interest income	1.3	—	—	3.8	—	5.1
Interest expense	(94.4)	—	—	(6.4)	—	(100.8)
Foreign exchange (loss) gain, net	0.6	(0.1)	—	(2.8)	—	(2.3)
Miscellaneous, net	21.1	0.7	(3.5)	(17.6)	(2.5)	(1.8)
(Loss) income before taxes	(133.6)	(18.9)	(3.5)	43.1	(4.1)	(117.0)
Income tax expense (benefit)	42.5	(7.9)	1.1	33.9	—	69.6
Equity in earnings of subsidiaries	(6.9)	(1.0)	45.9	(0.5)	(38.1)	(0.6)
Net (loss) income	(183.0)	(12.0)	41.3	8.7	(42.2)	(187.2)
Net (loss) income attributable to noncontrolling interests	—	—	—	(4.2)	—	(4.2)
Net (loss) income attributable to Diebold Nixdorf, Incorporated	$(183.0)	$(12.0)	$41.3	$12.9	$(42.2)	$(183.0)
Comprehensive (loss) income	$(165.6)	$(12.0)	$48.4	$(3.0)	$(37.3)	$(169.5)
Less: comprehensive (loss) income attributable to noncontrolling interests	—	—	—	(4.0)	—	(4.0)
Comprehensive (loss) income attributable to Diebold Nixdorf, Incorporated	$(165.6)	$(12.0)	$48.4	$1.0	$(37.3)	$(165.5)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Six Months Ended June 30, 2018

	Parent	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiary	Non- Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$547.5	$0.4	$—	$1,749.0	$(127.1)	$2,169.8
Cost of sales	463.7	0.6	—	1,363.0	(113.6)	1,713.7
Gross profit (loss)	83.8	(0.2)	—	386.0	(13.5)	456.1
Selling and administrative expense	151.1	2.6	0.2	293.8	—	447.7
Research, development and engineering expense	1.6	22.3	—	70.2	(11.8)	82.3
Impairment of assets	—	—	—	83.1	—	83.1
Gain on sale of assets, net	(3.5)	—	—	(3.4)	—	(6.9)
	149.2	24.9	0.2	443.7	(11.8)	606.2
Operating loss	(65.4)	(25.1)	(0.2)	(57.7)	(1.7)	(150.1)
Other income (expense)
Interest income	0.5	0.1	—	4.8	—	5.4
Interest expense	(50.8)	—	—	(3.6)	—	(54.4)
Foreign exchange (loss) gain, net	(8.2)	(0.1)	—	3.8	—	(4.5)
Miscellaneous, net	(0.9)	0.7	(1.8)	(0.9)	0.1	(2.8)
Loss before taxes	(124.8)	(24.4)	(2.0)	(53.6)	(1.6)	(206.4)
Income tax expense (benefit)	(42.5)	(18.2)	1.6	48.5	—	(10.6)
Equity in earnings of subsidiaries	(124.3)	—	18.7	2.0	105.5	1.9
Net (loss) income	(206.6)	(6.2)	15.1	(100.1)	103.9	(193.9)
Net (loss) income attributable to noncontrolling interests	—	—	—	12.7	—	12.7
Net (loss) income attributable to Diebold Nixdorf, Incorporated	$(206.6)	$(6.2)	$15.1	$(112.8)	$103.9	$(206.6)
Comprehensive (loss) income	$(283.5)	$(6.2)	$15.1	$(178.7)	$180.7	$(272.6)
Less: comprehensive (loss) income attributable to noncontrolling interests	—	—	—	10.9	—	10.9
Comprehensive (loss) income attributable to Diebold Nixdorf, Incorporated	$(283.5)	$(6.2)	$15.1	$(189.6)	$180.7	$(283.5)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2019

	Parent	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiary	Non- Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash provided (used) by operating activities	$54.7	$(21.0)	$—	$(101.3)	$—	$(67.6)

Cash flow from investing activities
Capital expenditures	(2.2)	—	—	(18.1)	—	(20.3)
Proceeds from maturities of investments	1.2	—	—	107.0	—	108.2
Payments for purchases of investments	—	—	—	(85.8)	—	(85.8)
Proceeds from sale of assets	0.1	—	—	8.1	—	8.2
Increase in certain other assets	(3.4)	—	—	(8.4)	—	(11.8)
Capital contributions and loans paid	(27.4)	—	—	—	27.4	—
Proceeds from intercompany loans	9.9	—	—	—	(9.9)	—
Net cash provided (used) by investing activities	(21.8)	—	—	2.8	17.5	(1.5)

Cash flow from financing activities
Revolving credit facility (repayments) borrowings, net	(25.0)	—	—	15.0	—	(10.0)
Other debt borrowings	—	—	—	19.6	—	19.6
Other debt repayments	(13.6)	—	—	(29.3)	—	(42.9)
Distributions and payments to noncontrolling interest holders	—	—	—	(98.0)	—	(98.0)
Repurchase of common shares and other	(1.6)	—	—	—	—	(1.6)
Capital contributions received and loans incurred	—	27.0	—	0.4	(27.4)	—
Payments on intercompany loans	—	(6.8)	—	(3.1)	9.9	—
Net cash provided (used) by financing activities	(40.2)	20.2	—	(95.4)	(17.5)	(132.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.2	—	0.2
Decrease in cash, cash equivalents and restricted cash	(7.3)	(0.8)	—	(193.7)	—	(201.8)
Add: Cash included in assets held for sale at beginning of period	—	—	—	7.3	—	7.3
Less: Cash included in assets held for sale at end of period	—	—	—	4.1	—	4.1
Cash, cash equivalents and restricted cash at the beginning of the period	17.3	2.7	—	438.4	—	458.4
Cash, cash equivalents and restricted cash at the end of the period	$10.0	$1.9	$—	$247.9	$—	$259.8

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2018

	Parent	Domestic Guarantor Subsidiaries	Foreign Guarantor Subsidiary	Non- Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash used by operating activities	$(8.3)	$(12.5)	$(0.2)	$(235.6)	$—	$(256.6)

Cash flow from investing activities
Capital expenditures	(3.8)	(0.1)	—	(26.7)	—	(30.6)
Payments for acquisition	—	—	—	(5.8)	—	(5.8)
Proceeds from maturities of investments	2.4	—	—	156.1	—	158.5
Payments for purchases of investments	—	—	—	(91.1)	—	(91.1)
Proceeds from sale of assets	6.7	—	—	3.8	—	10.5
Increase in certain other assets	(4.0)	—	—	(13.2)	—	(17.2)
Capital contributions and loans paid	(27.3)	—	—	—	27.3	—
Proceeds from intercompany loans	18.9	—	—	—	(18.9)	—
Net cash provided (used) by investing activities	(7.1)	(0.1)	—	23.1	8.4	24.3

Cash flow from financing activities
Dividends paid	(7.7)	—	—	—	—	(7.7)
Debt issuance costs	(0.9)	—	—	—	—	(0.9)
Revolving credit facility (repayments) borrowings, net	—	—	—	65.0	—	65.0
Other debt borrowings	—	—	—	34.2	—	34.2
Other debt repayments	(22.6)	(0.2)	—	(34.8)	—	(57.6)
Distributions and payments to noncontrolling interest holders	—	—	—	(29.1)	—	(29.1)
Repurchase of common shares	(2.9)	—	—	—	—	(2.9)
Capital contributions received and loans incurred	—	27.3	—	—	(27.3)	—
Payments on intercompany loans	—	(13.5)	—	(5.4)	18.9	—
Net cash provided (used) by financing activities	(34.1)	13.6	—	29.9	(8.4)	1.0
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(9.8)	—	(9.8)
Increase (decrease) in cash, cash equivalents and restricted cash	(49.5)	1.0	(0.2)	(192.4)	—	(241.1)
Cash, cash equivalents and restricted cash at the beginning of the period	58.5	2.3	0.2	482.2	—	543.2
Cash, cash equivalents and restricted cash at the end of the period	$9.0	$3.3	$—	$289.8	$—	$302.1

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2019
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Highlights

During the second quarter of 2019, Diebold Nixdorf:

•
Launched the DN Series™ family of self-service solutions — designed to enable multiple capabilities that support financial institutions' efforts to transform their branch environment, improve performance and differentiate their user experience

•	Completed the merger squeeze-out of Diebold Nixdorf AG, the Company's German public subsidiary, streamlining and simplifying the Company's corporate structure

•	Secured a $17.0 win at Banco Itau Unibanco in Brazil to transform its branch network and increase automation via cash recyclers, full-function ATMs and maintenance services

•	Won a new frame agreement with Commerzbank in Germany for several hundred ATMs with a multi-year software and services maintenance contract

•	Delivered wins at three leading banks in Africa, valued at $15.0, for cash recyclers, cash dispensers, and DN Vynamic™ software

•
Benefited from solid growth in self-checkout (SCO) demand from a number of European customers, including a $7.0 contract with U.K.-based retailer, Co-Op, for more than 400 self-checkout terminals and related services

Overview

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and accompanying notes that appear within this quarterly report on Form 10-Q.

Introduction
The Company is a world leader in enabling Connected Commerce through automating, digitizing and transforming the way people bank and shop. The Company’s integrated solutions connect digital and physical channels conveniently, securely and efficiently for millions of consumers every day. As an innovation partner for nearly all of the world's top 100 financial institutions and a majority of the top 25 global retailers, the Company delivers unparalleled services and technology that power the daily operations and consumer experience of banks and retailers around the world. The Company has a presence in more than 100 countries with approximately 23,000 employees worldwide.

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

•	Streamlining the product range of ATMs and manufacturing footprint

•	Improving working capital management through greater focus and efficiency of payables, receivables and inventory

•	Reducing selling, general and administrative expenses, including finance, IT and real estate

•	Increasing sales productivity through improved solution selling, coverage and compensation models

•	Standardizing back-office processes to automate reporting and better manage risks

•	Optimizing the portfolio of businesses to improve overall profitability

These work streams are designed to improve the Company’s profitability and net leverage while establishing a foundation for future growth. The gross annualized savings target for DN Now is approximately $400 through 2021, of which $175 is anticipated

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2019
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

to be realized during 2019. In order to achieve these savings, the Company has and will continue to restructure the workforce, integrate and optimize systems and processes, transition workloads to lower cost locations and consolidate real estate holdings. By executing on these and other operational improvement activities, the Company expects to increase customer intimacy and satisfaction, while providing career enrichment opportunities for employees and enhancing value for shareholders.

Segments
The Company’s operating structure is focused on its two customer segments - Banking and Retail. Leveraging a broad portfolio of solutions, the Company offers its clients the flexibility to purchase the combination of services, software and systems that drive the most value to their business.
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

For banking clients, services represents the largest operational component of the Company. Diebold Nixdorf AllConnect ServicesSM was launched in 2018 to power the business operations of financial institutions of all sizes. This as-a-service offering provides financial institutions with the capabilities and technology needed to make physical distribution channels as agile, integrated, efficient and differentiated as their digital counterparts by leveraging a data-driven Internet of Things (IoT) infrastructure. The Company’s product-related services resolve incidents through remote service capabilities or an on-site visit. The portfolio includes first and second line maintenance, preventive maintenance, “on-demand” and total implementation services.

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

During the second quarter, the Company introduced the DN Series of ATMs, a family of self-service solutions designed to anticipate the needs of a progressively transforming industry. These holistic, digitally-connected solutions are built upon an integrated software and services model and provided a modern and personalized experience for consumers, while delivering maximum efficiency and reliability for financial institutions.

The DN Series is the culmination of several years of investment in consumer research, design and engineering resources. Key benefits and features of the DN Series include:

•	Improved ATM availability and performance using advanced sensor technology, machine learning and connectivity to the DN AllConnect Engine to enable modern connected services

•	Automated cash management via next generation cash recycling technology

•	Full integration with the DN Vynamic software suite, providing seamless connectivity with mobile devices and biometrics for greater personalization and improved security

•	Higher note capacity, processing power, and improved security in a smaller footprint than our competitors

•	Maximum technological capability integrated throughout the DN Series line facilitates a streamlined, simplified product portfolio, while drastically reducing the need for customized solutions, and

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2019
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

•	Facilitates a simplified and streamlined internal supply chain via a modular and upgradeable design

The Company’s software encompasses front-end applications for consumer connection points as well as back-end platforms which manage channel transactions, operations and channel integration. These hardware-agnostic software applications facilitate millions of transactions via ATMs, kiosks, and other self-service devices, as well as via online and mobile digital channels.

The Company's DN Vynamic software is the first end-to-end Connected Commerce software portfolio in the banking marketplace designed to simplify and enhance the consumer experience. In addition, DN Vynamic suite's open application program interface (API) architecture is built to simplify operations by eliminating the traditional focus on internal silos and enabling tomorrow's inter-connected partnerships between financial institutions and payment providers. In addition, with a shared analytic and transaction engine, the DN Vynamic platform can generate new insights to enhance operations across any channel — putting consumer preferences, not the technology, at the heart of the experience.

An important enabler of the Company’s software offerings are the professional service employees who provide systems integration, customization, project management and consulting. The Company's advisory services team collaborates with customers to refine the end-user experience, improve business processes, refine existing staffing models and deploy technology to automate both branches and stores.

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

The retail systems portfolio includes modular, integrated and mobile POS and SCO terminals that meet evolving automation and omnichannel requirements of consumers. The Company also provides SCO terminals and ordering kiosks that facilitate an efficient and user-friendly purchasing experience. The BEETLE /iSCAN EASY eXpress, hybrid products, can alternate from attended operation to SCO with the press of a button as customer conditions warrant. The K-Two Kiosk automates routine tasks and in-store transactions, offers order-taking abilities at quick service restaurants (QSRs) and fast casual restaurants, displays product information, sells tickets and presents functionality that furthers store automation and digitalization. Supplementing the POS system is a broad range of peripherals, including printers, scales and mobile scanners, as well as the cash management portfolio, which offers a wide range of banknote and coin processing systems.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2019
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Business Drivers
The business drivers of the Company's future performance include, but are not limited to:

•	Demand for services on distributed IT assets such as ATMs, POS and SCO, including managed services and professional services;

•	Timing of system upgrades and/or replacement cycles for ATMs, POS and SCO;

•	Demand for software products and professional services;

•	Demand for security products and services for the financial, retail and commercial sectors;

•	Demand for innovative technology in connection with the Company's Connected Commerce strategy;

•	Integration of sales force, business processes, procurement, and internal IT systems;

•	Execution and risk management associated with DN Now transformational activities; and

•	Realization of cost reductions, which leverage the Company's global scale, reduce overlap and improve operating efficiencies.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2019
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

Net Sales

The following table represents information regarding the Company's net sales:

	Three Months Ended				Percent of Total Net Sales for the Three Months Ended
	June 30,				June 30,
	2019	2018	% Change	% Change in CC (1)	2019	2018
Segments
Eurasia Banking
Services	$251.2	$275.5	(8.8)	(3.8)	21.8	24.9
Products	179.0	162.0	10.5	16.0	15.6	14.7
Total Eurasia Banking	430.2	437.5	(1.7)	3.5	37.4	39.6

Americas Banking
Services	252.6	258.7	(2.4)	(1.5)	22.0	23.4
Products	167.3	111.9	49.5	50.7	14.5	10.1
Total Americas Banking	419.9	370.6	13.3	14.3	36.5	33.5

Retail
Services	155.5	158.4	(1.8)	4.1	13.5	14.3
Products	144.6	139.1	4.0	9.2	12.6	12.6
Total Retail	300.1	297.5	0.9	6.5	26.1	26.9

Total net sales	$1,150.2	$1,105.6	4.0	8.0	100.0	100.0
(1) The Company calculates constant currency by translating the prior-year period results at the current year exchange rate.

Three months ended June 30, 2019 compared with three months ended June 30, 2018

Net sales increased $44.6, or 4.0 percent, including a net unfavorable currency impact of $40.8 primarily related to the euro and Brazil real, resulting in a constant currency increase of $85.4. The following results include the impact of foreign currency:

Segments

•
Eurasia Banking net sales decreased $7.3, including a net unfavorable currency impact of $22.0 related primarily to the euro and divestitures of $8.5. Excluding currency and the impact of divestitures, net sales increased $23.2 largely driven by higher product revenue from increased volume in Germany, the Middle East, South Africa and Switzerland as a result of Windows 10 upgrades and other product enhancements. Partially offsetting the increase, services revenue decreased primarily due to lower professional services activity throughout Eurasia.

•
Americas Banking net sales increased $49.3, including a net unfavorable currency impact of $3.1 related to the Canada dollar and Brazil real. Excluding currency and the impact of a small divestiture, net sales increased $53.4 primarily due to increased product volume related to unit replacements from Windows 10 upgrades in Brazil, Canada and Mexico, and continued demand for cash recyclers slightly offset by lower services revenue in the U.S. related maintenance contracts.

•
Retail net sales increased $2.6, including a net unfavorable currency impact of $15.7 mostly related to the euro and divestitures of $4.8. Excluding currency and the impact of divestitures, net sales increased $23.1 primarily from SCO growth in western Europe.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2019
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

	Six Months Ended				Percent of Total Net Sales for the Six Months Ended
	June 30,				June 30,
	2019	2018	% Change	% Change in CC (1)	2019	2018
Segments
Eurasia Banking
Services	$498.2	$554.7	(10.2)	(3.9)	22.9	25.6
Products	314.6	317.9	(1.0)	6.1	14.4	14.6
Total Eurasia Banking	812.8	872.6	(6.9)	(0.3)	37.3	40.2

Americas Banking
Services	493.4	509.8	(3.2)	(2.1)	22.7	23.5
Products	289.2	194.5	48.7	51.0	13.2	9.0
Total Americas Banking	782.6	704.3	11.1	12.6	35.9	32.5

Retail
Services	296.4	318.4	(6.9)	—	13.6	14.7
Products	286.5	274.5	4.4	11.5	13.2	12.6
Total Retail	582.9	592.9	(1.7)	5.4	26.8	27.3

Total net sales	$2,178.3	$2,169.8	0.4	5.6	100.0	100.0

Six months ended June 30, 2019 compared with six months ended June 30, 2018

Net sales increased $8.5, or 0.4 percent, including a net unfavorable currency impact of $106.4 primarily related to the euro and Brazil real, resulting in a constant currency increase of $114.9. The following results include the impact of foreign currency:

Segments

•
Eurasia Banking net sales decreased $59.8, including a net unfavorable currency impact of $57.7 related primarily to the euro and divestitures of $10.3. Excluding currency and the impact of divestitures, net sales increased $8.2 primarily due to higher product volume in Germany and the Middle East related to unit replacements from Windows 10 upgrades. These increases were partially offset by decreased services revenue from a low-margin maintenance contract roll off with a particular customer in India as well as lower professional services activity in Germany.

•
Americas Banking net sales increased $78.3, including a net unfavorable currency impact of $9.0 related to the Brazil real. Excluding currency and a small divestiture, net sales increased $89.7 driven primarily by product sales in Canada, Brazil, Mexico and the U.S regional customers related to unit replacements from Windows 10 upgrades. Partially offsetting the increases, services revenue declined from lower maintenance contract volume and billed work activity in the U.S.

•
Retail net sales decreased $10.0, including a net unfavorable currency impact of $39.7 mostly related to the euro and divestitures of $9.8. Excluding currency and the impact of divestitures, net sales increased $39.5 primarily from higher product volume driven by incremental reverse vending projects and large POS system roll outs in Germany, Belgium and the U.K.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2019
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Gross Profit

The following table represents information regarding the Company's gross profit:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	% Change	2019	2018	% Change
Gross profit - services	$167.9	$142.0	18.2	$323.1	$309.3	4.5
Gross profit - products	109.3	75.7	44.4	198.2	146.8	35.0
Total gross profit	$277.2	$217.7	27.3	$521.3	$456.1	14.3

Gross margin - services	25.5%	20.5%		25.1%	22.4%
Gross margin - products	22.3%	18.3%		22.3%	18.7%

Total gross margin	24.1%	19.7%		23.9%	21.0%

Services gross margin increased 5.0 percent and 2.7 percent in the three and six months ended June 30, 2019, respectively. Both the three and six months ended June 30, 2019 were unfavorably impacted by higher restructuring charges of $2.9 and $2.4, respectively. For the three months ended June 30, 2019, non-routine charges were flat compared to the prior-year period. The six months ended June 30, 2019 were favorably impacted by lower non-routine charges of $2.0 primarily related to a recovery on a spare parts inventory provision in 2019 and higher integration costs in 2018. Excluding restructuring and non-routine charges, services gross margin increased 5.4 percent and 2.8 percent, respectively, for the three and six months ended June 30, 2019 as services margin increased in the Eurasia banking segment related to the favorable impact of the services modernization initiatives and favorable mix of higher margin installation activity driven by the Company's focus on more profitable business. The three and six months ended June 30, 2018, were unfavorably impacted by one-time banking services cost in Brazil.

Product gross margin increased 4.0 percent and 3.6 percent in the three and six months ended June 30, 2019, respectively. The three months ended June 30, 2019 were unfavorably impacted by higher restructuring charges of $0.5, while the six months ended June 30, 2019 experienced lower restructuring charges of $0.1. Both the three and six months ended June 30, 2019 were favorably impacted by lower non-routine charges of $8.7 and $13.3, respectively, primarily related to lower purchase accounting adjustments of amortization and gain on a product inventory provision, partially offset by the reversal of a Brazil indirect tax accrual in the first quarter of 2018. Excluding the impact of restructuring and non-routine charges, products gross margin increased 2.0 percent and 1.9 percent in the three and six months ended June 30, 2019, respectively. The increase was primarily due to higher volume and a more favorable solution mix in Brazil and Canada along with higher margin Windows 10 upgrades in Austria. Additionally, product gross margin improved from the Company's focus on higher margin product mix in Eurasia and Latin America as well as improved supply chain management and lower expedited freight costs in the Americas. The increases were partially offset by increased software cost throughout the segments.

Operating Expenses

The following table represents information regarding the Company's operating expenses:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	% Change	2019	2018	% Change
Selling and administrative expense	$222.1	$219.8	1.0	$450.4	$447.7	0.6
Research, development and engineering expense	36.1	40.6	(11.1)	73.0	82.3	(11.3)
Impairment of assets	—	83.1	N/M	—	83.1	N/M
Loss (gain) on sale of assets, net	11.7	0.8	N/M	15.1	(6.9)	N/M
Total operating expenses	$269.9	$344.3	(21.6)	$538.5	$606.2	(11.2)

Percent of net sales	23.5%	31.1%		24.7%	27.9%
N/M = Not Meaningful

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2019
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Selling and administrative expense increased in both the three and six months ended June 30, 2019 by $2.3 and $2.7, respectively. Excluding higher incremental restructuring of $1.7 and higher non-routine charges of $11.0, the three months ended June 30, 2019 expense decreased $10.4. For the six months ended June 30, 2019, excluding higher incremental restructuring of $2.6 and non-routine charges of $17.1, the expense decreased $17.0. The decrease in selling and administrative expense for both the three and six months ended June 30, 2019 is primarily attributable to the cost reduction initiatives and restructuring program savings across the segments tied to the DN Now program partially offset by an unfavorable impact of the mark-to-market adjustment of the legacy Wincor Nixdorf stock option program.

Non-routine cost in selling and administrative expense was $52.0 and $98.8 in the three and six months ended June 30, 2019, respectively, an increase of $12.8 and $19.8, respectively, compared to the prior-year periods. The higher non-routine costs in the three months ended June 30, 2019 consisted of increased DN Now transformation expense and $2.5 related to a one-time non-cash item in Brazil. The six months ended June 30, 2019 consisted of increased DN Now transformation expense, a one-time non-cash accounts receivable discount in Brazil and $5.6 related to the German real estate tax from the squeeze out in the first quarter of 2019. These increases were partially offset by lower integration expense of $26.5 and purchase accounting adjustments of $3.9. Selling and administrative expense included restructuring charges of $4.8 and $7.0 for the three and six months ended June 30, 2019, respectively, or $1.7 and $2.6, respectively, higher than the prior-year periods, related to the workforce alignment under the DN Now plan.

Research, development and engineering expense in the three months ended June 30, 2019 decreased $4.5 including a net favorable currency impact of $1.6, primarily related to the euro. In the six months ended June 30, 2019, research, development and engineering expense decreased $9.3 including a net favorable currency impact of $3.9. Excluding the impact of currency, Research, development and engineering expense decreased $2.9 and $5.4 due primarily lower headcount tied to the Company’s DN Now restructuring program, partially offset by increased software development cost.

The Company recorded a goodwill impairment charge of $83.1 in the second quarter of 2018.

In the three months ended June 30, 2019, the loss on sale of assets consists mainly of the loss on the finalization of divestitures in the retail and banking SecurCash businesses. The six months ended June 30, 2019 included the loss of the Venezuela business and losses from the divestiture and liquidation of non-core businesses in Eurasia. The gain of $6.9 in the prior-year period was primarily related to the sale of a building in North America of $4.5 and the liquidation of the Barbados operating entity of $3.3.

Operating expense as a percent of net sales in the three months ended June 30, 2019 decreased 7.6 percent to 23.5 percent compared to the same period in 2018 and decreased 3.2 percent to 24.7 percent for the six months ended June 30, 2019 compared to the same period in 2018. The decreases were due primarily from the impairment charge in 2018 and lower research, development and engineering expense, partially offset by the gains on sale of a building in North America and the impact of divestitures.

Operating Profit (Loss)

The following table represents information regarding the Company's operating profit (loss):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	% Change	2019	2018	% Change
Operating profit (loss)	$7.3	$(126.6)	N/M	$(17.2)	$(150.1)	88.5
Operating margin	0.6%	(11.5)%		(0.8)%	(6.9)%
N/M = Not Meaningful
The operating profit increased in the three and six months ended June 30, 2019 compared to the same periods in 2018. The change is primarily due to the impairment charge in 2018 and higher product gross profit in the Americas and Eurasia banking segments from large roll out and upgrade projects, partially offset by the increase in the loss on sale of assets.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2019
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Other Income (Expense)

The following table represents information regarding the Company's other income (expense), net:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	% Change	2019	2018	% Change
Interest income	$2.2	$1.9	15.8	$5.1	$5.4	(5.6)
Interest expense	(49.9)	(28.4)	(75.7)	(100.8)	(54.4)	(85.3)
Foreign exchange loss, net	(5.1)	(3.1)	(64.5)	(2.3)	(4.5)	48.9
Miscellaneous, net	(0.4)	(2.7)	85.2	(1.8)	(2.8)	35.7
Other income (expense), net	$(53.2)	$(32.3)	(64.7)	$(99.8)	$(56.3)	(77.3)

Interest income was relatively flat for the three and six months ended June 30, 2019. Interest expense increased $21.5 and $46.4 in the three and six months ended June 30, 2019, respectively, compared to the same prior-year periods due to higher domestic interest rates and the incurrence of the additional $650.0 of Term Loan A-1 Facility debt with higher incremental interest rates and related fee amortization. Foreign exchange loss increased $2.0 in the three months ended June 30, 2019 and decreased $2.2 in the six months ended June 30, 2019 primarily as a result of the currency devaluation in the Venezuela operating entity in the current year. Miscellaneous net, decreased $2.3 and $1.0 in the three and six months ended June 30, 2019, respectively, impacted by lower costs associated with the company owned life insurance.

Net Loss

The following table represents information regarding the Company's net income loss:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	% Change	2019	2018	% Change
Net loss	$(55.3)	$(128.3)	56.9	$(187.2)	$(193.9)	3.5
Percent of net sales	(4.8)%	(11.6)%		(8.6)%	(8.9)%
Effective tax rate	(20.0)%	18.8%		(59.5)%	5.1%

The loss before taxes and net loss decreased primarily due to the reasons described above. Net loss was also impacted by the change in the income tax expense.

The effective tax rate on loss from continuing operations was (20.0) percent for the three months ended June 30, 2019 and (59.5) percent for the six months ended June 30, 2019. The tax expense on the loss is due primarily to the impacts of the Tax Act on the estimated projected tax rate, more specifically, the impacts of GILTI and BEAT. In addition, for the six months ended June 30, 2019, the Company collapsed its Barbados structure to meet the covenant requirements under its credit agreement, which resulted in additional discrete tax expense, which was offset in part by the valuation allowance release relating to the Company’s nondeductible interest expense that was carried forward from December 31, 2018. The above items noted as well as the Company’s jurisdictional income (loss) mix at varying statutory rates are the primary drivers of the quarterly tax rate.

The effective tax rate on loss from continuing operations was 18.8 percent for the three months ended June 30, 2018 and 5.1 percent for the six months ended June 30, 2018. The benefit on the losses for these periods was decreased primarily due to nondeductible permanent discrete adjustment associated with the goodwill impairment charge and the impacts of the Tax Act, more specifically, impacts related to GILTI on the estimated annual tax rate.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2019
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Segment Net Sales and Operating Profit Summary

The following tables represent information regarding the segment operating profit metrics excluding the impact of restructuring and non-routine charges, by reporting segment. Refer to note 20 of the condensed consolidated financial statements for further details of net sales and segment operating profit:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Eurasia Banking:	2019	2018	% Change	2019	2018	% Change
Net sales	$430.2	$437.5	(1.7)	$812.8	$872.6	(6.9)
Segment operating profit	$38.8	$18.2	113.2	$72.5	$37.7	92.3
Segment operating profit margin	9.0%	4.2%		8.9%	4.3%
N/M = Not Meaningful
For the three months ended June 30, 2019, Eurasia Banking net sales decreased $7.3 including a net unfavorable currency impact of $22.0 related primarily to the euro and divestitures of $8.5. Excluding currency and the impact of divestitures, net sales increased $23.2 largely driven by higher product revenue from increased volume in Germany, the Middle East, South Africa and Switzerland as a result of Windows 10 upgrades and other product enhancements. Partially offsetting the increase, services revenue decreased primarily due to lower professional services activity throughout Eurasia.

For the six months ended June 30, 2019, Eurasia Banking net sales decreased $59.8 including a net unfavorable currency impact of $57.7 related primarily to the euro and divestitures of $10.3. Excluding currency and the impact of divestitures, net sales increased $8.2 primarily due to higher product volume in Germany and the Middle East related to unit replacements from Windows 10 upgrades. These increases were partially offset by decreased services revenue from a low-margin maintenance contract roll off with a particular customer in India as well as lower professional services activity in Germany.

Segment operating profit increased $20.6 and $34.8 in the three and six months ended June 30, 2019, respectively, including a net unfavorable currency impact of $2.1 and $6.6, respectively, primarily due to the euro. Excluding the impact of currency, operating profit increased $22.7 and $41.4 for the three and six months June 30, 2019, respectively, due in part to higher gross margins on services and products as well as lower selling and administrative expenses. The favorable services margin was primarily attributable to the services modernization program which benefited numerous countries in Europe and Asia, while products margin also benefited from DN Now initiatives, higher volume as well as favorable country and product mix. Additionally, segment operating profit benefited from lower operating expenses tied to DN Now initiatives, restructuring programs and the phase out of non-profitable service contracts in India.

Segment operating profit margin increased 4.8 percent and 4.6 percent for the three and six months ended June 30, 2019, respectively, from lower operating expense, as well as higher services and products gross margin, primarily attributable to DN Now initiatives.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Americas Banking:	2019	2018	% Change	2019	2018	% Change
Net sales	$419.9	$370.6	13.3	$782.6	$704.3	11.1
Segment operating profit	$32.5	$(3.3)	N/M	$51.0	$1.7	N/M
Segment operating profit margin	7.7%	(0.9)%		6.5%	0.2%
N/M = Not Meaningful

For the three months ended June 30, 2019, Americas Banking net sales increased $49.3 including a net unfavorable currency impact of $3.1 related to the Canada dollar and Brazil real. Excluding currency and the impact of a small divestiture, net sales increased $53.4 primarily due to increased product volume related to unit replacements from Windows 10 upgrades in Brazil, Canada and Mexico, and continued demand for cash recyclers in Brazil, Canada and Mexico, slightly offset by lower services revenue in the U.S. related maintenance contracts. For the six months ended June 30, 2019, Americas Banking net sales increased $78.3 including a net unfavorable currency impact of $9.0 related to the Brazil real. Excluding currency and a small divestiture, net sales increased $89.7 driven primarily by product sales in Canada, Brazil Mexico and the U.S regional customers related to unit replacements from Windows 10 upgrades. Partially offsetting the increases, services revenue declined from lower maintenance contract volume and billed work activity in the U.S.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2019
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Segment operating profit increased $35.8 and $49.3 for the three and six months ended June 30, 2019, respectively, mostly from DN Now initiatives favorably impacting both cost of sales and operating expense. Gross profit was favorably impacted by current large product refresh projects in Canada and favorable solution mix in Brazil and Latin America. Additionally, the Company made improvements to supply chain management resulting in lower expedited freight costs. The three and six months ended June 30, 2018 were unfavorably impacted by one-time banking services cost in Brazil.

Segment operating profit margin increased 8.6 percent and 6.3 percent for the three and six months ended June 30, 2019, respectively, primarily as a result of higher product gross margin, in addition to lower cost related to the DN Now initiatives.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Retail:	2019	2018	% Change	2019	2018	% Change
Net sales	$300.1	$297.5	0.9	$582.9	$592.9	(1.7)
Segment operating profit	$15.6	$5.5	183.6	$23.7	$15.7	51.0
Segment operating profit margin	5.2%	1.8%		4.1%	2.6%

For the three months ended June 30, 2019, Retail net sales increased $2.6 including a net unfavorable currency impact of $15.7 mostly related to the euro and divestitures of $4.8. Excluding currency and the impact of divestitures, net sales increased $23.1 primarily from SCO growth in western Europe. For the six months ended June 30, 2019, Retail net sales decreased $10.0 including a net unfavorable currency impact of $39.7 mostly related to the euro and divestitures of $9.8. Excluding currency and the impact of divestitures, net sales increased $39.5 primarily from higher product volume driven by incremental reverse vending projects and large POS system roll outs in Germany, Belgium and the U.K.

Segment operating profit increased $10.1 and $8.0 for the three and six months ended June 30, 2019, respectively, including a net unfavorable currency impact of $0.6 and $2.9, respectively. Excluding the impact of currency, segment operating profit increased $10.7 and $10.9 for the three and six months ended June 30, 2019, respectively, as lower costs and expenses tied to DN Now initiatives as well as higher volume and favorable service mix related to maintenance and support activities in Europe.

Segment operating profit margin increased 3.4 percent and 1.5 percent for the three and six months ended June 30, 2019, respectively, primarily from lower costs and expenses tied to DN Now initiatives as well as higher volume and favorable service mix related to maintenance and support activities in Europe.

Liquidity and Capital Resources

The Company's total cash and cash availability as of June 30, 2019 and December 31, 2018 was as follows:

	June 30, 2019	December 31, 2018
Cash and cash equivalents (excluding restricted cash)	$255.2	$353.1
Additional cash availability from
Uncommitted lines of credit	44.0	28.0
Revolving Facility	357.5	347.5
Short-term investments	13.1	33.5
Total cash and cash availability	$669.8	$762.1

Capital resources are obtained from income retained in the business, borrowings under the Company’s committed and uncommitted credit facilities and operating and capital leasing arrangements. Management expects that the Company’s capital resources will be sufficient to finance planned working capital needs, R&D activities, investments in facilities or equipment, pension contributions and any repurchases of the Company’s common shares for at least the next 12 months. The Company had $4.6 and $105.3 of restricted cash at June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019, $256.4 or 95.6 percent of the Company's cash and cash equivalents and short-term investments reside in international tax jurisdictions. Repatriation of certain international funds could be negatively impacted by potential payments for foreign taxes. The Company has approximately $1,300 of earnings that are available for repatriation with no additional tax expense. The Company estimates it will pay approximately $60 of cash income taxes in 2019. The Company has made acquisitions in the past and may make acquisitions in the future. Part of the Company’s strategy is to optimize the business portfolio through divestitures and complementary acquisitions. The Company

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2019
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

intends to finance any future acquisitions with cash and short-term investments, cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares.

The following table summarizes the results of the Company's condensed consolidated statement of cash flows for the six months ended June 30:

Summary of cash flows:	2019	2018
Net cash used by operating activities	$(67.6)	$(256.6)
Net cash (used) provided by investing activities	(1.5)	24.3
Net cash (used) provided by financing activities	(132.9)	1.0
Effect of exchange rate changes on cash and cash equivalents	0.2	(9.8)
Decrease in cash, cash equivalents and restricted cash	$(201.8)	$(241.1)

Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for income taxes, restructuring and integration activities, pension funding and other items impact reported cash flows. Net cash used by operating activities was $67.6 for the six months ended June 30, 2019, a decrease in use of $189.0 from $256.6 for the same period in 2018.

•
Cash flows from operating activities during the six months ended June 30, 2019 compared to the same period in 2018 were impacted by a $6.7 decrease in net loss. Refer to the Results of Operations discussed above for further discussion of the Company's net loss.

•
The net aggregate of trade receivables, inventories and accounts payable provided $23.3 and used $97.4 in operating cash flows during the six months ended June 30, 2019 and 2018, respectively. Trade receivables cash provided $23.1 for the six months ended June 30, 2019 compared to an usage of $4.9 for the same period in the prior-year primarily due to improvement in collections in America and EMEA. Inventory cash use decreased $106.7 compared to the same period in the prior year primarily due to improved product inventory management in EMEA and North America related to management's initiative of streamlining the product portfolio and harvesting inventory. Cash provided by accounts payable decreased primarily related to reduced spending in the Americas as a result of cost savings initiatives.

•
In the aggregate, the other combined certain assets and liabilities used $35.9 for the six months ended June 30, 2019 compared to $119.2 during the same period in 2018. The decrease in use was primarily due to lower income taxes paid and increased non-cash deferred income taxes due to the results of operations as well as lower net value added tax payments as a result of improved refundable utilization.

Depreciation and amortization expense decreased $9.5 to $115.8 during the six months ended June 30, 2019 compared to $125.3 during the same period in 2018 primarily due to a reduction in capital spend. Share-based compensation decreased $6.2 to $14.1 for the six months ended June 30, 2019 primarily due to a reduction in shares awarded in 2019.

Investing Activities

The maturities and purchases of investments primarily relate to short-term investment activity in Brazil. The $25.8 change was primarily due to a reduction in utilization of short-term investments in Brazil for cash needs as well as a reduction in the Company's capital spend.

Financing Activities

Net cash used by financing activities was $132.9 for the six months ended June 30, 2019 compared to net cash provided by financing activities of $1.0 for the six months ended 2018, an increase in use of $133.9. The change was primarily related to the redemption of shares and cash compensation to Diebold Nixdorf AG minority shareholders of $98.0 for the six months ended June 30, 2019 compared to $29.1 in the prior-year period. Additionally there was a decrease in net borrowings (repayments) under the Company's revolving facility and the reduction in dividend payments.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2019
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Refer to note 11 for additional information regarding the Company's debt obligations. As defined by the Company's credit agreement, the ratio of net debt to trailing 12 months adjusted EBITDA was 4.8 times as of June 30, 2019.

In July 2019, the Company initiated a formal process to amend and extend its senior secured revolving and term loan debt that matures in December 2020.

Refer to note 17 for additional information regarding the Company's hedging and derivative instruments.

Dividends The Company paid dividends of $7.7 in the six months ended June 30, 2018. In May 2018, the Company announced its decision to reallocate future dividend funds towards debt reduction and other capital resource needs. As a result, there was no dividend for the three and six months ended June 30, 2019.

Contractual Obligations In the first half of 2019, the Company entered into purchase commitments due within one year for materials through contract manufacturing agreements for a total negotiated price. At June 30, 2019, the Company had purchase commitments due within one year totaling $0.1 for materials through contract manufacturing agreements at negotiated prices.

Except for the items noted above, all contractual cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at June 30, 2019 compared to December 31, 2018.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2019
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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Some of the risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements include, but are not limited to:

•
the ultimate impact of the appraisal proceedings initiated in connection with the implementation of the DPLTA with Diebold Nixdorf AG and the merger squeeze-out of the remaining shareholders of Diebold Nixdorf AG;

•	the ultimate outcome and results of integrating the operations of the Company and former Diebold Nixdorf AG;

•	the Company's ability to successfully operate its strategic alliances in China;

•
changes in political, economic or other factors such as interest rates, currency exchange rates, inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the worldwide business in each of the Company's operations;

•	the Company’s reliance on suppliers and any potential disruption to the Company’s global supply chain;

•	changes in the Company's relationships with customers, suppliers, distributors and/or partners in its business ventures;

•
the impact of market and economic conditions on the financial services and retail industries, including any additional deterioration and disruption in the financial and service markets, including the bankruptcies, restructurings or consolidations of financial institutions, which could reduce our customer base and/or adversely affect our customers' ability to make capital expenditures, as well as adversely impact the availability and cost of credit;

•	the acceptance of the Company's product and technology introductions in the marketplace;

•	the capacity of the Company's technology to keep pace with a rapidly evolving marketplace;

•	competitive pressures, including pricing pressures and technological developments;

•	the effect of legislative and regulatory actions in the U.S. and internationally;

•	the Company’s ability to comply with government regulations;

•	the impact of a security breach or operational failure on the Company's business;

•	the Company's ability to successfully integrate acquisitions into its operations;

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

•	the Company's ability to maintain effective internal controls;

•	the Company's ability to comply with the covenants contained in the agreements governing its debt;

•
the investment performance of the Company's pension plan assets, which could require the Company to increase its pension contributions, and significant changes in healthcare costs, including those that may result from government action;

•	the amount and timing of repurchases of the Company's common shares, if any; and

•	the Company's ability to successfully amend and extend any or a portion of its senior secured revolving credit facility and term loan debt that matures in 2020.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2019
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
FORM 10-Q as of June 30, 2019
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

In connection with the preparation of this quarterly report on Form 10-Q, the Company's management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that such disclosure controls and procedures were not effective as of June 30, 2019 due to the material weaknesses in the Company's internal control over financial reporting as described below.

A material weakness in internal control over financial reporting is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2018 and notes that the material weaknesses were not remediated as of June 30, 2019.

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
FORM 10-Q as of June 30, 2019
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

Change in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2019
(in millions, except share and per share amounts)

Part II – Other Information
Item 1: Legal Proceedings

At June 30, 2019, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Information concerning the Company’s share repurchases made during the second quarter of 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
April	14,074	$11.86	—	2,426,177
May	7,259	$10.74	—	2,426,177
June	725	$7.60	—	2,426,177
Total	22,058	$11.35	—

(1)	All shares were surrendered or deemed surrendered to the Company in connection with the Company’s share-based compensation plans.

(2)
The total number of shares repurchased as part of the publicly announced share repurchase plan since its inception was 13,450,772 as of June 30, 2019. The plan was approved by the Board of Directors in 1997. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. The plan has no expiration date. The following table provides a summary of Board of Directors approvals to repurchase the Company’s outstanding common shares:

Total Number of Shares Approved for Repurchase
1997	2,000,000
2004	2,000,000
2005	6,000,000
2007	2,000,000
2011	1,876,949
2012	2,000,000
15,876,949

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2019
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

3.2
Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated – incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (Commission File No. 1-4879)

3.3
Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated – incorporated by reference to Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 1-4879)

3.4
Certificate of Amendment to Amended Articles of Incorporation of Diebold Nixdorf, Incorporated – incorporated by reference to Exhibit 3.1(i) to Registrant’s Current Report on Form 8-K filed on December 12, 2016 (Commission File No. 1-4879)

3.5
Certificate of Amendment to Amended Articles of Incorporation of Diebold Nixdorf, Incorporated, effective April 26, 2017 – incorporated by reference to Exhibit 3.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (Commission File No. 1-4879)

10.1
Diebold Nixdorf, Incorporated 2017 Equity and Performance Incentive Plan, as amended April 25, 2019 – incorporated by reference to Exhibit 10.1 to Registrants Current Report on Form 8-K filed on April 26, 2019 (Commission File No. 1-4879)

10.2	Performance Share Unit Agreement

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD NIXDORF, INCORPORATED

Date:	July 30, 2019		/s/ Gerrard B. Schmid
		By:	Gerrard B. Schmid
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 30, 2019		/s/ Jeffrey Rutherford
		By:	Jeffrey Rutherford
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)