Form 10-Q
period 2019-09-30
DIEBOLD NIXDORF, Inc
filed 2019-10-29
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding as of October 24, 2019 was 76,793,613.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Form 10-Q

Part I – Financial Information
Item 1: Financial Statements (Unaudited)
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share and per share amounts)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash, cash equivalents and restricted cash	$252.3	$458.4
Short-term investments	8.2	33.5
Trade receivables, less allowances for doubtful accounts of $50.0 and $58.2, respectively	603.4	737.2
Inventories	591.0	610.1
Prepaid expenses	39.4	57.4
Other current assets	376.1	306.8
Total current assets	1,870.4	2,203.4
Securities and other investments	14.3	22.4
Property, plant and equipment, net of accumulated depreciation and amortization of $525.8 and $494.1, respectively	254.5	304.1
Goodwill	773.4	827.1
Deferred income taxes	198.2	243.9
Customer relationships, net	452.0	533.1
Other intangible assets, net	69.9	91.5
Right-of-use operating lease assets	169.1	—
Other assets	87.3	86.4
Total assets	$3,889.1	$4,311.9
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities
Notes payable	$53.1	$49.5
Accounts payable	485.0	509.5
Deferred revenue	318.6	378.2
Payroll and other benefits liabilities	187.1	184.3
Operating lease liabilities	63.2	—
Other current liabilities	439.1	446.9
Total current liabilities	1,546.1	1,568.4
Long-term debt	2,100.3	2,190.0
Pensions, post-retirement and other benefits	265.9	273.8
Long-term operating lease liabilities	106.7	—
Deferred income taxes	177.3	221.6
Other liabilities	96.5	87.3
Commitments and contingencies
Redeemable noncontrolling interests	21.5	130.4
Equity
Diebold Nixdorf, Incorporated shareholders' equity
Preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Common shares, $1.25 par value, 125,000,000 authorized shares, 92,179,738 and 91,345,451 issued shares, 76,626,259 and 76,174,025 outstanding shares, respectively	115.2	114.2
Additional capital	770.8	741.8
Accumulated deficit	(387.0)	(168.3)
Treasury shares, at cost (15,553,479 and 15,171,426 shares, respectively)	(571.8)	(570.4)
Accumulated other comprehensive loss	(377.1)	(303.7)
Total Diebold Nixdorf, Incorporated shareholders' equity	(449.9)	(186.4)
Noncontrolling interests	24.7	26.8
Total equity	(425.2)	(159.6)
Total liabilities, redeemable noncontrolling interests and equity	$3,889.1	$4,311.9
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales
Services	$643.0	$679.7	$1,931.0	$2,062.6
Products	435.8	439.3	1,326.1	1,226.2
	1,078.8	1,119.0	3,257.1	3,288.8
Cost of sales
Services	462.3	523.6	1,423.3	1,593.2
Products	345.0	366.5	1,037.1	1,006.6
	807.3	890.1	2,460.4	2,599.8
Gross profit	271.5	228.9	796.7	689.0
Selling and administrative expense	220.0	218.1	674.3	669.8
Research, development and engineering expense	36.8	36.6	109.8	118.9
Impairment of assets	—	134.4	—	217.5
(Gain) loss on sale of assets, net	(8.5)	0.1	6.6	(6.8)
	248.3	389.2	790.7	999.4
Operating profit (loss)	23.2	(160.3)	6.0	(310.4)
Other income (expense)
Interest income	1.9	2.2	7.0	7.6
Interest expense	(52.5)	(45.2)	(153.3)	(99.6)
Foreign exchange (loss) gain, net	(1.8)	2.2	(4.1)	(2.3)
Miscellaneous, net	(1.0)	(1.5)	(2.8)	(4.3)
Loss before taxes	(30.2)	(202.6)	(147.2)	(409.0)
Income tax expense	5.2	45.2	74.8	34.6
Equity in earnings of unconsolidated subsidiaries	0.6	3.2	—	5.1
Net loss	(34.8)	(244.6)	(222.0)	(438.5)
Net (loss) income attributable to noncontrolling interests	0.9	(6.1)	(3.3)	6.6
Net loss attributable to Diebold Nixdorf, Incorporated	$(35.7)	$(238.5)	$(218.7)	$(445.1)

Basic and diluted weighted-average shares outstanding	76.8	76.1	76.6	76.0

Net loss attributable to Diebold Nixdorf, Incorporated
Basic and diluted loss per share	$(0.46)	$(3.13)	$(2.86)	$(5.86)

Dividends declared and paid per common share	$—	$—	$—	$0.10
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net loss	$(34.8)	$(244.6)	$(222.0)	$(438.5)
Other comprehensive income (loss), net of tax
Adoption of accounting standard	—	—	—	(29.0)
Translation adjustment	(91.7)	(19.7)	(73.3)	(82.8)
Foreign currency hedges (net of tax of $0.0, $(0.5), $0.0 and $(1.6), respectively)	(0.2)	2.1	(0.1)	8.0
Interest rate hedges
Net (loss) gain recognized in other comprehensive income (net of tax of $0.5, $(0.2), $1.7 and $(1.3), respectively)	(3.0)	(0.5)	(8.7)	2.3
Reclassification adjustment for amounts recognized in net income	0.8	1.0	1.8	2.1
	(2.2)	0.5	(6.9)	4.4
Pension and other post-retirement benefits
Net actuarial gain amortization (net of tax of $(0.4), $1.0, $(1.2) and $0.8, respectively)	2.2	(2.0)	6.0	1.6
Other	—	—	0.1	—
Other comprehensive loss, net of tax	(91.9)	(19.1)	(74.2)	(97.8)
Comprehensive loss	(126.7)	(263.7)	(296.2)	(536.3)
Less: comprehensive (loss) income attributable to noncontrolling interests	(0.1)	(7.4)	(4.1)	3.5
Comprehensive loss attributable to Diebold Nixdorf, Incorporated	$(126.6)	$(256.3)	$(292.1)	$(539.8)
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Nine Months Ended
	September 30,
	2019	2018
Cash flow from operating activities
Net loss	$(222.0)	$(438.5)
Adjustments to reconcile net loss to cash flow provided (used) by operating activities:
Depreciation and amortization	171.3	186.6
Share-based compensation	19.4	27.2
Loss (gain) on sale of assets, net	6.6	(6.8)
Impairment of assets	—	217.5
Deferred income taxes	3.2	(52.8)
Other	—	(2.7)
Changes in certain assets and liabilities
Trade receivables	110.1	(20.6)
Inventories	(2.9)	(147.0)
Accounts payable	(6.9)	7.4
Deferred revenue	(50.3)	(60.9)
Income taxes	60.5	32.6
Prepaid and other current assets	(24.6)	(34.1)
Accrued salaries, wages and commissions	14.0	(12.2)
Restructuring	(27.9)	(7.9)
Warranty liability	(3.2)	(28.3)
Certain other assets and liabilities	(39.9)	(31.6)
Net cash provided (used) by operating activities	7.4	(372.1)
Cash flow from investing activities
Capital expenditures	(30.2)	(40.5)
Payment for acquisition	—	(5.9)
Proceeds from maturities of short-term investments	185.9	275.0
Payments for purchases of short-term investments	(157.9)	(126.5)
Proceeds from sale of assets	29.8	10.8
Increase in certain other assets	(17.4)	(22.8)
Net cash provided by investing activities	10.2	90.1
Cash flow from financing activities
Dividends paid	—	(7.7)
Debt issuance costs	(12.5)	(38.9)
Revolving credit facility (repayments) borrowings, net	(125.0)	185.0
Other debt borrowings	395.3	706.0
Other debt repayments	(342.9)	(306.7)
Distributions and payments to noncontrolling interest holders	(98.1)	(337.8)
Other	(1.7)	(3.0)
Net cash (used) provided by financing activities	(184.9)	196.9
Effect of exchange rate changes on cash and cash equivalents	(7.2)	(14.4)
Decrease in cash, cash equivalents and restricted cash	(174.5)	(99.5)
Add: Cash included in assets held for sale at beginning of period	7.3	—
Less: Cash included in assets held for sale at end of period	38.9	—
Cash, cash equivalents and restricted cash at the beginning of the period	458.4	543.2
Cash, cash equivalents and restricted cash at the end of the period	$252.3	$443.7
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2019
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

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s annual report on Form 10-K for the year ended December 31, 2018. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may involve risks and uncertainties that could significantly impact expected future results. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of results to be expected for the full year.

Reclassification

The Company has reclassified the presentation of certain prior-year information to conform to the current presentation.

The Company reclassified immaterial amounts of $1.9 and $5.9 from cost of sales to selling and administrative expense for the three and nine months ended September 30, 2018, respectively. The amounts represent selling costs that were incorrectly being recorded within cost of sales. The Company also corrected an immaterial amount of $3.9 for the nine months ended September 30, 2019.

The Company reclassified an immaterial amount of $8.1 for the nine months ended September 30, 2018 within the operating activities of the condensed consolidated statements of cash flows between depreciation and amortization and certain other assets and liabilities to correct its presentation.

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

The Company has made the following elections related to the adoption of ASU No. 2016-02 Leases:

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
FORM 10-Q as of September 30, 2019
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

The Company's lease population has initial lease terms ranging from less than one year to approximately ten years. Some leases include one or more options to renew, with renewal terms that can extend the lease term from six months to 15 years. The Company assesses these renewal/extension options using a threshold of reasonably certain, which is a high threshold and, therefore, the majority of its lease terms for accounting purposes do not include renewal periods. For leases where the Company is reasonably certain to renew, those optional periods are included within the lease term and, therefore, the measurement of the ROU asset and lease liability. Some of the vehicle and IT equipment leases also include options to purchase the leased asset, typically at end of term at fair market value. Some of the Company's leases include options to terminate the lease early. This allows the contract parties to terminate their obligations under the lease contract, sometimes in return for an agreed upon financial consideration. The terms and conditions of the termination options vary by contract, and for those leases where the Company is reasonably certain to use these options, the term and payments recognized in the measurement of ROU assets and lease liabilities has been updated accordingly. Additionally, there are several open-ended lease arrangements where the Company controls the option to continue or terminate the arrangement at any time after the first year. For these arrangements, the Company has analyzed a mix of historical use and future economic incentives to determine the reasonable expected holding period. This term is used for measurement of ROU assets and lease liabilities.

The following table summarizes the weighted-average remaining lease terms and discount rates related to the Company's lease population:

Nine Months Ended
September 30, 2019
Weighted-average remaining lease terms (in years)
Operating leases	4.8
Finance leases	2.4
Weighted-average discount rate
Operating leases	12.2%
Finance leases	24.1%

The weighted-average discount rates used for operating and finance leases varies due to the jurisdictional composition. The Company has an immaterial amount of finance leases that are primarily comprised of leases in Turkey which have higher interest rates.

Certain lease agreements include payments based on a variety of global indexes or rates. These payment amounts have been projected using the index or rate as of lease commencement or the transition date and measured in ROU assets and lease liabilities. Other leases contain variable payments that are based on actual usage of the underlying assets and, therefore, are not measured in assets or liabilities as the variable payments are not based on an index or a rate. For real estate leases, these payments are most often tied to non-committed maintenance or utilities charges, and for equipment leases, to actual output or hours in operation. These amounts typically become known when the invoice is received, which is when expense is recognized. In rare circumstances, the Company's lease agreements may contain residual value guarantees. The Company's lease agreements do not contain any restrictions or covenants, such as those relating to dividends or incurring additional financial obligations.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

As of September 30, 2019, the Company did not have any material leases that have not yet commenced but that create significant rights and obligations.

The Company determines whether an arrangement is or includes a lease at contract inception. All contracts containing the right to use an underlying asset are reviewed to confirm that the contract meets the definition of a lease. ROU assets and liabilities are recognized at commencement date and initially measured based on the present value of lease payments over the defined lease term.

As most leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. In order to apply the incremental borrowing rate, a rate table was developed to assign the appropriate rate to each lease based on lease term and currency of payments. For leases with large numbers of underlying assets, a portfolio approach with a collateralized rate was utilized. Assets were grouped based on similar lease terms and economic environments in a manner whereby the Company reasonably expects that the application does not differ materially from a lease-by-lease approach.

The following table summarizes the components of lease expense:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Lease expense
Operating lease expense	$23.2	$65.3
Finance lease expense
Amortization of ROU lease assets	$0.1	$0.4
Interest on lease liabilities	$0.1	$0.3
Variable lease expense	$3.2	$11.4

The following table summarizes the maturities of lease liabilities:

	Operating	Finance
2019 (excluding the nine months ended September 30, 2019)	$29.6	$0.1
2020	66.8	0.9
2021	42.5	0.9
2022	26.4	—
2023	16.6	—
Thereafter	37.3	—
Total	219.2	1.9
Less: Present value discount	(49.3)	(0.6)
Lease liability	$169.9	$1.3

The following table summarizes the cash flow information related to leases:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating - operating cash flows	$22.3	$63.6
Finance - financing cash flows	$0.1	$0.3
Finance - operating cash flows	$0.2	$0.4
ROU lease assets obtained in the exchange for lease liabilities
Operating leases	$8.5	$49.3
Finance leases	$0.2	$2.3

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table summarizes the balance sheet information related to leases:

September 30, 2019
Assets
Operating	$169.1
Finance	1.8
Total leased assets	$170.9

Current liabilities
Operating	$63.2
Finance	0.1
Noncurrent liabilities
Operating	106.7
Finance	1.2
Total lease liabilities	$171.2

Finance leases are included in other assets, other current liabilities and other liabilities on the condensed consolidated balance sheets.

Note 3: Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per share includes the dilutive effect of potential common shares outstanding. Under the two-class method of computing earnings (loss) per share, non-vested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities. The Company’s participating securities include restricted stock units (RSUs), director deferred shares and shares that were vested but deferred by employees. The Company calculated basic and diluted earnings (loss) per share under both the treasury stock method and the two-class method. For the three and nine months ended September 30, 2019 and 2018, there were no differences in the earnings (loss) per share amounts calculated under the two methods. Accordingly, the treasury stock method is disclosed below.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table represents amounts used in computing earnings (loss) per share and the effect on the weighted-average number of shares of dilutive potential common shares:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator
Income (loss) used in basic and diluted loss per share
Net loss	$(34.8)	$(244.6)	$(222.0)	$(438.5)
Net (loss) income attributable to noncontrolling interests	0.9	(6.1)	(3.3)	6.6
Net loss attributable to Diebold Nixdorf, Incorporated	$(35.7)	$(238.5)	$(218.7)	$(445.1)
Denominator
Weighted-average number of common shares used in basic and diluted loss per share (1)	76.8	76.1	76.6	76.0
Net loss attributable to Diebold Nixdorf, Incorporated
Basic and diluted loss per share	$(0.46)	$(3.13)	$(2.86)	$(5.86)

Anti-dilutive shares
Anti-dilutive shares not used in calculating diluted weighted-average shares	2.7	4.7	3.4	4.6

(1)
Incremental shares of 2.2 and 0.7 shares for the three months ended September 30, 2019 and 2018, respectively, and 1.7 and 0.8 shares for the nine months ended September 30, 2019 and 2018, respectively, would have been included in the weighted-average number of shares used in diluted earnings (loss) per share used in the computation of diluted earnings (loss) per share because their effects are dilutive, but are excluded due to the Company's net loss.

Note 4: Share-Based Compensation

The Company’s share-based compensation payments to employees are recognized based on their grant-date fair values during the period in which the employee is required to provide services in exchange for the award. Share-based compensation is primarily recognized as a component of selling and administrative expense. Total share-based compensation expense was $5.3 and $6.9 for the three months ended September 30, 2019 and 2018, respectively, and was $19.4 and $27.2 for the nine months ended September 30, 2019 and 2018, respectively. In the first quarter of 2019, the Company changed its accounting estimate from using a forfeiture assumption to recording actual forfeitures. The change resulted in an immaterial increase in share-based compensation expense in the first quarter of 2019. Share-based compensation decreased $7.8 to $19.4 for the nine months ended September 30, 2019 primarily due to a reduction in performance shares awarded in 2019.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Options outstanding and exercisable as of September 30, 2019 are included under the Company’s 1991 Equity and Performance Incentive Plan (as Amended and Restated as of February 12, 2014) (the 1991 Plan) and the Company's 2017 Equity and Performance Incentive Plan (the 2017 Plan). Changes during the nine months ended September 30, 2019 were as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
		(per share)	(in years)
Outstanding at January 1, 2019	2.5	$27.05
Expired or forfeited	(0.2)	$27.84
Granted	1.2	$4.67
Outstanding at September 30, 2019	3.5	$19.60	6	$11.0
Options exercisable September 30, 2019	1.8	$28.64	9	$14.5
Options vested and expected to vest(2) at September 30, 2019	1.6	$9.39	7	$25.5

(1)
The aggregate intrinsic value (the difference between the closing price of the Company’s common shares on the last trading day of the third quarter of 2019 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders exercised their options on September 30, 2019. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common shares.

(2)	The options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding non-vested options.

The following table summarizes information on non-vested RSUs and performance shares relating to employees and non-employee directors for the nine months ended September 30, 2019:

	Number of Shares	Weighted-Average Grant-Date Fair Value
RSUs:
Non-vested at January 1, 2019	1.6	$19.66
Vested	(0.8)	$20.51
Granted	1.5	$5.06
Non-vested at September 30, 2019	2.3	$10.22
Performance Shares:
Non-vested at January 1, 2019	3.0	$26.90
Forfeited	(0.5)	$27.16
Vested	(0.2)	$26.60
Non-vested at September 30, 2019	2.3	$26.47

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

As of September 30, 2019, there were 0.1 non-employee director deferred shares vested and outstanding.

On April 25, 2019, the Company's shareholders approved amendments to the 2017 Plan, which provide for an additional 3.0  common shares available for award. The 2017 Plan is expected to attract and retain directors, officers and employees of the Company by providing incentives and rewards for performance.

Note 5: Income Taxes

The effective tax rate on the loss from continuing operations was (17.2) percent for the three months ended September 30, 2019 and (50.8) percent for the nine months ended September 30, 2019. The expense on the loss was primarily due to the tax impacts of the U.S. Tax Cuts and Jobs Act (Tax Act) on the estimated projected tax rate, more specifically, the impacts related to global intangible low-taxed income (GILTI) and the base erosion and anti-abuse tax (BEAT). In addition, during the first quarter the

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Company collapse of the Barbados structure to meet the covenant requirements under its credit agreement, which resulted in additional discrete tax expense of $48.4 inclusive of the offsetting valuation allowance release relating to the Company’s nondeductible interest expense that was carried forward from December 31, 2018. No taxes are currently payable related to the collapsed Barbados structure. The above items noted, as well as the Company’s jurisdictional income (loss) mix and varying statutory rates, are the primary drivers of the estimated projected tax rate.

The Company’s actual effective tax rate for the three and nine months ended September 30, 2019 included the U.S. federal tax effects attributable to tax provision to return adjustments related to the Company’s 2018 U.S. federal tax return and the amendment of the 2015 U.S. federal return. As of September 30, 2019, the Company has not completed the 2018 U.S. federal tax return filing. However, upon further analysis of certain aspects of the Tax Act and refinements to the Company’s calculations, the Company recognized a tax expense of $6.4 related to the 2018 tax year. Additionally, during the third quarter of 2019, the Company amended its 2015 U.S. federal tax return and recognized tax expense of $2.8 related to the reduction of various foreign tax credit carryforwards. Both increases to U.S. federal tax expense have been reported as discrete items for the period ended September 30, 2019. The Company will finalize its 2018 tax provision to return adjustments in the periods in which the Company files its tax returns on foreign and state jurisdictions. The final impact of the tax provision to return adjustments may differ as additional guidance and information becomes available.

Also included in tax expense is $2.3 of anticipated taxes related to the Company’s change in indefinite reinvestment assertion on undistributed earnings of a certain subsidiary.
The effective tax rate on the loss before taxes was (22.3) percent for the three months ended September 30, 2018 and (8.5) percent for the nine months ended September 30, 2018. The expense on the loss for the three and nine months ended September 30, 2018 was primarily due to a goodwill impairment charge, the impacts of the Tax Act and the higher interest expense burden resulting from the debt restructuring. More specifically, the expense on the loss reflects refinement of the transition tax, the impacts related to GILTI and the business interest deduction limitation which, as a result of the Company’s debt restructuring activities during the third quarter of 2018, required a full valuation allowance on the current year nondeductible business interest expense. In addition, the benefit on the losses for the nine months ended September 30, 2018 was reduced by the goodwill impairment charge, which for tax purposes is primarily nondeductible, of $134.4 and $83.1 incurred in the third and second quarters of 2018, respectively.

Note 6: Inventories

Major classes of inventories are summarized as follows:

	September 30, 2019	December 31, 2018
Finished goods	$236.1	$211.2
Service parts	196.5	221.6
Raw materials and work in process	158.4	177.3
Total inventories	$591.0	$610.1

The increase in finished goods inventory was primarily attributable to the Company's expected orders through the balance of the year. The decrease in service parts was primarily attributable to reduced purchases in the United States, Asia Pacific, and Germany.

Note 7: Investments

The Company’s investments, primarily in Brazil, consist of certificates of deposit that are classified as available-for-sale and stated at fair value based upon quoted market prices. Unrealized gains and losses are recorded in accumulated other comprehensive loss (AOCI). Realized gains and losses are recognized in investment income and are determined using the specific identification method. There were no realized gains from the sale of securities or proceeds from the sale of available-for-sale securities for the three and nine months ended September 30, 2019 and 2018.

The Company has deferred compensation plans that enable certain employees to defer receipt of a portion of their cash, 401(k) or share-based compensation and non-employee directors to defer receipt of director fees at the participants’ discretion. For deferred cash-based compensation, the Company established rabbi trusts (refer to note 18), which are recorded at fair value of the underlying

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

securities within securities and other investments. The related deferred compensation liability is recorded at fair value within other long-term liabilities. Realized and unrealized gains and losses on marketable securities in the rabbi trusts are recognized in interest income.

The Company’s investments subject to fair value measurement consist of the following:

	Cost Basis	Unrealized Gain / (Loss)	Fair Value
As of September 30, 2019
Short-term investments
Certificates of deposit	$8.2	$—	$8.2
Long-term investments
Assets held in a rabbi trust	$5.2	$0.6	$5.8

As of December 31, 2018
Short-term investments
Certificates of deposit	$33.5	$—	$33.5
Long-term investments
Assets held in a rabbi trust	$6.5	$(0.2)	$6.3

Securities and other investments also includes a cash surrender value of insurance contracts of $8.1 and $11.1 as of September 30, 2019 and December 31, 2018, respectively. The decrease is primarily due to death benefits paid. In addition, it includes an interest rate swap asset carrying value of $0.4 and $4.8 as of September 30, 2019 and December 31, 2018, respectively, which also represents fair value (refer to note 18).

The Company has certain strategic alliances that are not consolidated. The Company tests these strategic alliances annually, individually and in the aggregate, to determine materiality. The Company owns 40.0 percent of Inspur (Suzhou) Financial Technology Service Co. Ltd. (Inspur JV) and 43.6 percent of Aisino-Wincor Retail & Banking Systems (Shanghai) Co., Ltd. (Aisino JV). The Company engages in transactions in the ordinary course of business with its strategic alliances. The Company's strategic alliances are not significant subsidiaries and are accounted for under the equity method of investments. As of September 30, 2019, the Company had accounts receivable and accounts payable balances with these strategic alliances of $6.9 and $13.6, respectively, which are included in trade receivables, less allowances for doubtful accounts and accounts payable on the condensed consolidated balance sheets. The Company continues to assess these strategic alliances as part of the optimization of its portfolio of businesses, which may include the exit or restructuring of these businesses.

In May 2017, the Company announced a strategic partnership with Kony, a leading enterprise mobility and application company, to offer white label mobile application solutions for financial institutions and retailers. In September 2019, the Company's interest in Kony was sold for cash proceeds of $21.3. The Company's carrying value in Kony was $14.0, resulting in a gain of $7.3.

The Company provides financing arrangements to customers purchasing its products. These financing arrangements are largely classified and accounted for as sales-type leases.

The following table presents finance lease receivables by the Company as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Finance lease receivables sold	$—	$11.1

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table presents the components of finance lease receivables as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Gross minimum lease receivables	35.9	$39.0
Allowance for credit losses	(0.2)	(0.4)
Estimated unguaranteed residual values	0.3	0.4
	36.0	39.0
Less:
Unearned interest income	(2.6)	(3.0)
Unearned residuals	(0.1)	(0.1)
	(2.7)	(3.1)
Total	$33.3	$35.9

Future minimum payments due from customers under finance lease receivables as of September 30, 2019 are as follows:

2019	7.0
2020	6.6
2021	7.2
2022	6.4
2023	6.3
Thereafter	2.4
$35.9

There were no significant changes in provision for credit losses, recoveries and write-offs during the nine months ended September 30, 2019 and 2018. As of September 30, 2019, finance leases and notes receivable individually evaluated for impairment were $33.4 and $4.8, respectively, with no provision recorded. As of September 30, 2018, finance leases and notes receivable individually evaluated for impairment were $30.5 and $10.8, respectively. There have been no material changes to the balances on the finance lease receivables maturity schedule since December 31, 2018. The income related to the finance lease receivables was minimal for the three and nine months ended September 30, 2019.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 8: Goodwill and Other Assets

The Company’s three reportable operating segments are Eurasia Banking, Americas Banking and Retail. The Company has allocated goodwill to its Eurasia Banking, Americas Banking and Retail reportable operating segments. The changes in carrying amounts of goodwill within the Company's segments are summarized as follows:

	Eurasia Banking	Americas Banking	Retail	Total
Goodwill	$639.4	$462.9	$305.5	$1,407.8
Accumulated impairment	(168.7)	(122.0)	—	(290.7)
Balance at January 1, 2018	$470.7	$340.9	$305.5	$1,117.1
Transferred to assets held for sale	(0.8)	(0.3)	(45.9)	(47.0)
Currency translation adjustment	(10.0)	(8.3)	(7.2)	(25.5)
Goodwill	$628.6	$454.3	$252.4	$1,335.3
Impairment	(153.0)	—	(64.5)	(217.5)
Accumulated impairment	(321.7)	(122.0)	(64.5)	(508.2)
Balance at December 31, 2018	$306.9	$332.3	$187.9	$827.1
Divestitures	(0.4)	—	(3.9)	(4.3)
Transferred to assets held for sale	(7.8)	—	—	(7.8)
Currency translation adjustment	(16.6)	(13.7)	(11.3)	(41.6)
Goodwill	$603.8	$440.6	$237.2	$1,281.6
Accumulated impairment	(321.7)	(122.0)	(64.5)	(508.2)
Balance at September 30, 2019	$282.1	$318.6	$172.7	$773.4

In accordance with the Company's accounting policy, goodwill will be tested for impairment as of October 31, 2019.

During the second quarter of 2018, the Company performed an impairment test of goodwill for all of its line of business (LoB) reporting units due to the change in its reportable operating segments. Based on the results of the LoB testing, the fair values of each of the Company's reporting units exceed their carrying values except for the Services-Asia Pacific (AP) and Software-Europe, Middle East and Africa (EMEA) reporting units, which resulted in a non-cash impairment loss of $83.1 during the second quarter 2018.

The Company has identified four reporting units, which are Eurasia Banking, Americas Banking, EMEA Retail and Rest of World Retail. Management determined that the Americas Banking and EMEA Retail reporting units had a cushion of approximately 20 percent and 10 percent, respectively, when compared to their carrying amounts. The Eurasia Banking reporting unit had minimal excess fair value or cushion when compared to their carrying amounts, but primarily due to the reporting unit's improved performance, it did not indicate any impairment during the qualitative annual goodwill impairment test. Rest of World Retail had no carrying value as of December 31, 2018. Changes in certain assumptions or the Company's failure to execute on the current plan could have a significant impact to the estimated fair value of the reporting units.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

charge of $134.4 related to the Eurasia Banking, EMEA Retail and Rest of World Retail reporting units during the third quarter of 2018.

The following summarizes information on intangible assets by major category:

		September 30, 2019			December 31, 2018
	Weighted-average remaining useful lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships, net	6.4 years	$677.3	$(225.3)	$452.0	$712.2	$(179.1)	$533.1

Internally-developed software	2.6 years	196.4	(136.7)	59.7	189.6	(118.9)	70.7
Development costs non-software	3.1 years	50.2	(44.8)	5.4	52.5	(44.3)	8.2
Other intangibles	2.0 years	77.2	(72.4)	4.8	79.5	(66.9)	12.6
Other intangible assets, net		323.8	(253.9)	69.9	321.6	(230.1)	91.5
Total		$1,001.1	$(479.2)	$521.9	$1,033.8	$(409.2)	$624.6

Amortization expense on capitalized software of $8.2 and $8.8 was included in service and software cost of sales for the three months ended September 30, 2019 and 2018, respectively. Amortization expense on capitalized software of $25.1 and $25.6 was included in service and software cost of sales for the nine months ended September 30, 2019 and 2018, respectively. The Company's total amortization expense, including deferred financing costs, was $35.9 and $38.2 for the three months ended September 30, 2019 and 2018, respectively. The Company's total amortization expense, including deferred financing costs, was $109.5 and $114.8 for the nine months ended September 30, 2019 and 2018, respectively.

Note 9: Guarantees and Product Warranties

The Company provides its global operations guarantees and standby letters of credit through various financial institutions for suppliers, customers, regulatory agencies and insurance providers. If the Company is not able to make payments or fulfill contractual obligations, the suppliers, customers, regulatory agencies and insurance providers may draw on the pertinent bank. At September 30, 2019, the maximum future payment obligations related to these various guarantees totaled $108.7, of which $26.7 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2018, the maximum future payment obligations relative to these various guarantees totaled $135.2, of which $27.5 represented standby letters of credit to insurance providers, and no associated liability was recorded.

The Company provides its customers a manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts.
Changes in the Company’s warranty liability balance are illustrated in the following table:

	2019	2018
Balance at January 1	$40.1	$76.7
Current period accruals	10.5	7.6
Current period settlements	(10.7)	(34.5)
Currency translation adjustment	(3.9)	(4.8)
Balance at September 30	$36.0	$45.0

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 10: Restructuring

The following table summarizes the impact of the Company’s restructuring charges on the condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Cost of sales – services	$2.0	$4.8	$6.1	$6.5
Cost of sales – products	0.1	3.9	0.1	4.0
Selling and administrative expense	6.4	28.6	13.4	33.0
Research, development and engineering expense	0.1	1.0	0.1	0.9
Loss on sale of assets, net	—	—	0.1	—
Total	$8.6	$38.3	$19.8	$44.4

The following table summarizes the Company’s type of restructuring charges by reportable operating segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Severance
Eurasia Banking	$1.3	$12.3	$4.1	$16.0
Americas Banking	0.6	7.5	1.2	7.8
Retail	0.9	6.0	4.5	6.8
Corporate	5.8	12.5	9.9	13.8
Total severance	$8.6	$38.3	$19.7	$44.4

Other - Americas Banking	—	—	0.1	—
Total	$8.6	$38.3	$19.8	$44.4

DN Now

During the second quarter of 2018, the Company began implementing DN Now to deliver greater, more sustainable profitability. The gross annualized savings target for DN Now is approximately $400 through 2021, of which approximately $175 is anticipated to be realized during 2019. In order to achieve these savings, the Company has and will continue to restructure the workforce, integrate and optimize systems and processes, transition workloads to lower cost locations and consolidate real estate holdings. Additional near-term activities include continuation of the services modernization plan, rationalizing of the Company's product portfolio and further reducing the Company's selling and administrative expense. The Company incurred restructuring charges of $8.6 and $19.8 for the three and nine months ended September 30, 2019, respectively, and $38.3 and $44.4 for the three and nine months ended September 30, 2018, respectively, related to DN Now. The Company anticipates additional restructuring costs of approximately $125 to $175 through the end of the plan primarily related to severance anticipated for completion of the Company's transformation throughout the three solution segments and corporate.

Completed Plans

DN2020 Plan. As of August 15, 2016, the date of the acquisition of Wincor Nixdorf Aktiengesellschaft (now known as Diebold Nixdorf AG) (the Acquisition), the Company launched a multi-year integration and transformation program, known as DN2020. The Company incurred restructuring charges of $6.0 for the nine months ended September 30, 2018 related to this plan.

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
FORM 10-Q as of September 30, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table summarizes the Company's cumulative total restructuring costs by plan as of September 30, 2019:

	DN Now		DN2020 Plan	Strategic Alliance
	Severance	Other	Severance	Severance	Total
Eurasia Banking	$37.4	$—	$51.5	$8.2	$97.1
Americas Banking	9.8	0.1	13.6	—	23.5
Retail	17.0	—	15.6	—	32.6
Corporate	14.4	—	15.1	—	29.5
Total	$78.6	$0.1	$95.8	$8.2	$182.7

The following table summarizes the Company’s restructuring accrual balances and related activity for the nine months ended September 30:

	2019	2018
Balance at January 1	$56.9	$54.0
Liabilities incurred	19.8	44.4
Liabilities paid/settled	(49.2)	(37.9)
Balance at September 30	$27.5	$60.5

Note 11: Debt

Outstanding debt balances were as follows:

	September 30, 2019	December 31, 2018
Notes payable
Uncommitted lines of credit	$7.6	$20.9
2022 Term Loan A Facility	3.5	—
Term Loan A-1 Facility	21.9	16.3
Term Loan B Facility - USD	8.6	4.8
Term Loan B Facility - Euro	8.1	4.8
Other	3.4	2.7
	$53.1	$49.5
Long-term debt
Revolving Facility	$—	$125.0
Term Loan A Facility	—	126.3
Delayed Draw Term Loan A Facility	—	160.5
2022 Term Loan A Facility	370.8	—
Term Loan A-1 Facility	607.8	625.6
Term Loan B Facility - USD	405.8	413.2
Term Loan B Facility - Euro	384.6	411.9
2024 Senior Notes	400.0	400.0
Other	1.3	2.4
	2,170.3	2,264.9
Long-term deferred financing fees	(70.0)	(74.9)
	$2,100.3	$2,190.0

As of September 30, 2019, the Company had various international short-term uncommitted lines of credit with borrowing limits of $42.4. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of September 30, 2019 and December 31, 2018 was 13.37 percent and 8.80 percent, respectively, and primarily relate to higher interest rate, short-term uncommitted lines of credit in Turkey and Brazil. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at September 30, 2019 was $34.8.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The cash flows related to debt borrowings and repayments were as follows:

	Nine Months Ended
	September 30,
	2019	2018
Revolving credit facility (repayments) borrowings, net	$(125.0)	$185.0

Other debt borrowings
Proceeds from 2022 Term Loan A Facility under the Credit Agreement	$374.3	$—
Proceeds Term Loan A-1 Facility under the Credit Agreement	—	650.0
International short-term uncommitted lines of credit borrowings	21.0	56.0
	$395.3	$706.0

Other debt repayments
Payments on Term Loan A Facility under the Credit Agreement	$(126.3)	$(75.0)
Payments on Delayed Draw Term Loan A Facility under the Credit Agreement	(160.5)	(83.2)
Payments Term Loan A-1 Facility under the Credit Agreement	(12.2)	—
Payments on Term Loan B Facility - USD under the Credit Agreement	(3.6)	(52.3)
Payments on Term Loan B Facility - Euro under the Credit Agreement	(3.5)	(54.9)
International short-term uncommitted lines of credit and other repayments	(36.8)	(41.3)
	$(342.9)	$(306.7)

The Company has a revolving and term loan credit agreement (the Credit Agreement), with a revolving facility of up to $412.5 (the Revolving Facility). On December 23, 2020, the Term Loan A Facility will mature and the Revolving Facility will automatically terminate. The weighted-average interest rate on outstanding Revolving Facility borrowings as of September 30, 2019 and December 31, 2018 was 6.15 percent and 5.97 percent, respectively, which is variable based on the London Interbank Offered Rate (LIBOR). The amount available under the Revolving Facility as of September 30, 2019 was $385.8, after excluding $26.7 in letters of credit.

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

On August 30, 2018, the Company entered into a sixth amendment and incremental amendment (the Sixth Amendment) to its Credit Agreement. The Sixth Amendment amended the financial covenants and established a new senior secured incremental term A-1 facility in an aggregate principal amount of $650.0 (Term Loan A-1 Facility) and makes certain other changes to the Credit Agreement. Following the execution of the Sixth Amendment, the Company has executed, and has caused certain of its subsidiaries to execute, certain foreign security and guaranty documents for the benefit of the secured parties under the Credit Agreement that provide for guarantees by, and additional security with respect to the equity interests in and the the stock of certain foreign subsidiaries.

The interest rate with respect to the Term Loan A-1 Facility is based on, at the Company’s option, either the alternative base rate (ABR) plus 8.25 percent or a eurocurrency rate plus 9.25 percent. The Term A-1 Facility will mature in August 2022, the fourth

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2019
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

On August 7, 2019, the Company entered into a seventh amendment (the Seventh Amendment) to its Credit Agreement. The Seventh Amendment amends and extends certain of the Term A Loans, Revolving Credit Commitments and Revolving Credit Loans maturing on December 23, 2020 (collectively, the 2020 Facilities), to April 30, 2022, to be effected by an exchange of 2020 Term A Loans, 2020 Revolving Credit Commitments and 2020 Revolving Credit Loans for 2022 Term A Loans, 2022 Revolving Credit Commitments and 2022 Revolving Credit Loans, respectively.

The Company also raised $116.7 of new 2022 Term A Loan financing to fund commitment reduction of the 2020 Revolving Credit Commitments, paydown of the 2020 Revolving Credit Loans and payoff of the remaining 2020 Term A Loans. As a result, the Company has $343.8 and $68.7 in 2022 and 2020 Revolving Credit Commitments, respectively, as well as $374.3 in outstanding principal amount of 2022 Term A Loan.

The interest rates with respect to the 2022 Facilities are based on, at the Company’s option, adjusted LIBOR or an alternative base rate, in each case plus an applicable margin tied to the Company’s then applicable total net leverage ratio. Such applicable margins range from, for LIBOR-based 2022 Term A Loans, 1.25 percent to 4.75 percent, for LIBOR-based 2022 Revolving Loans, 1.25 percent to 4.25 percent, and for base-rate 2022 Term A Loans and 2022 Revolving Loans, 1.00 percent less than in the case of LIBOR-based loans.

The Credit Agreement financial ratios at September 30, 2019 were as follows:

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

Below is a summary of financing and replacement facilities information:

Financing and Replacement Facilities	Interest Rate Index and Margin	Maturity/Termination Dates	Initial Term (Years)
Credit Agreement facilities
2020 Revolving Facility(i)	LIBOR + 3.50%	December 2020	5
2022 Revolving Facility(i)	LIBOR + 4.25%	April 2022	2.5
2022 Term Loan A Facility(i)	LIBOR + 4.75%	April 2022	2.5
Term Loan A-1 Facility(i)	LIBOR + 9.25%	August 2022	4
Term Loan B Facility - USD(i)	LIBOR + 2.75%	November 2023	7.5
Term Loan B Facility - Euro(ii)	EURIBOR + 3.00%	November 2023	7.5
2024 Senior Notes	8.5%	April 2024	8

(i)	LIBOR with a floor of 0.0%.

(ii)	EURIBOR with a floor of 0.0%.

The debt facilities under the Credit Agreement are secured by substantially all assets of the Company and its domestic subsidiaries that are borrowers or guarantors under the Credit Agreement, subject to certain exceptions and permitted liens.

The Company's financing agreements contain various financial covenants, including net debt to capitalization, net debt to EBITDA and net interest coverage ratio, along with certain negative covenants that, among other things, limit dividends, acquisitions and the use of proceeds from divestitures. As of September 30, 2019, the Company was in compliance with the financial and other covenants in its debt agreements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 12: Redeemable Noncontrolling Interests

Changes in the Company's redeemable noncontrolling interests balance are illustrated in the following table:

	2019	2018
Balance at January 1	$130.4	$492.1
Other comprehensive income	(1.7)	(17.2)
Redemption value adjustment	(18.6)	(12.1)
Redemption of shares	(88.6)	(308.6)
Balance at September 30	$21.5	$154.2

On February 14, 2017, the date of effectiveness of the Domination and Profit and Loss Transfer Agreement, dated September 26, 2016 (the DPLTA), between Diebold Holding Germany Inc. & Co. KGaA (Diebold KGaA), a wholly-owned subsidiary of Diebold Nixdorf, Incorporated, and Diebold Nixdorf AG, the carrying value of the noncontrolling interest related to the Diebold Nixdorf AG of $386.7 was reclassified to redeemable noncontrolling interest. For the period of time that the DPLTA was effective, this interest in Diebold Nixdorf AG remained in redeemable noncontrolling interest and presented outside of equity in the consolidated balance sheets of the Company. At December 31, 2018, the balance related to the redeemable noncontrolling interest related to the Diebold Nixdorf AG ordinary shares the Company did not acquire was $99.1. In May 2019, the Company announced that the merger/squeeze-out of Diebold Nixdorf AG was completed, streamlining and simplifying the Company's corporate structure. In the second quarter of 2019, the Company increased its ownership stake in Diebold Nixdorf AG to 29.8 ordinary shares, 100.0 percent ownership. With the completion of the merger/squeeze-out, only Diebold Nixdorf, Incorporated remains publicly-listed and no longer has subsidiary shares traded in Germany.

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

The remaining balance relates to certain noncontrolling interests with redemption features, that include put rights that are not within the control of the issuer, which are considered redeemable noncontrolling interests. The redeemable noncontrolling interests were recorded at fair value by applying the income approach using unobservable inputs for projected cash flows, including, but not limited to, net sales and operating profit, and a discount rate, which are considered Level 3 inputs. The results of operations for these redeemable noncontrolling interests were not significant. The ultimate amount and timing of any future cash payments related to the put rights are uncertain.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 13: Equity

The following tables present changes in shareholders' equity attributable to Diebold Nixdorf, Incorporated and the noncontrolling interests:

					Accumulated Other Comprehensive Income (Loss)	Total Diebold Nixdorf, Incorporated Shareholders' Equity
	Common Shares	Additional Capital	Accumulated Deficit	Treasury Shares			Non-controlling Interests	Total Equity
Balance, December 31, 2018	$114.2	$741.8	$(168.3)	$(570.4)	$(303.7)	$(186.4)	$26.8	$(159.6)
Net loss			(132.7)			(132.7)	0.8	(131.9)
Other comprehensive income					(1.1)	(1.1)	2.7	1.6
Share-based compensation issued	0.7	(0.7)				—		—
Share-based compensation expense		9.3				9.3		9.3
Treasury shares				(1.1)		(1.1)		(1.1)
Reclassification of guaranteed dividend to accrued liabilities						—	(0.6)	(0.6)
Reclassifications of redeemable noncontrolling interest		10.6				10.6	—	10.6
Acquisitions and divestitures, net						—	(3.0)	(3.0)
Balance, March 31, 2019	114.9	761.0	(301.0)	(571.5)	(304.8)	(301.4)	26.7	(274.7)
Net loss			(50.3)			(50.3)	(5.0)	(55.3)
Other comprehensive loss					18.6	18.6	(2.5)	16.1
Share-based compensation issued	0.3	(0.3)				—		—
Share-based compensation expense		4.8				4.8		4.8
Treasury shares				(0.3)		(0.3)		(0.3)
Release of guaranteed dividend from accrued liabilities						—	5.6	5.6
Reclassifications of redeemable noncontrolling interest		(0.2)				(0.2)	—	(0.2)
Balance, June 30, 2019	$115.2	$765.3	$(351.3)	$(571.8)	$(286.2)	$(328.8)	$24.8	$(304.0)
Net loss			(35.7)			(35.7)	0.9	(34.8)
Other comprehensive loss					(90.9)	(90.9)	(1.0)	(91.9)
Share-based compensation issued	—	—				—		—
Share-based compensation expense		5.3				5.3		5.3
Treasury shares				—		—		—
Reclassifications of redeemable noncontrolling interest		0.2				0.2		0.2
Balance, September 30, 2019	$115.2	$770.8	$(387.0)	$(571.8)	$(377.1)	$(449.9)	$24.7	$(425.2)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

					Accumulated Other Comprehensive Income (Loss)	Total Diebold Nixdorf, Incorporated Shareholders' Equity
	Common Shares	Additional Capital	Retained Earnings	Treasury Shares			Non-controlling Interests	Total Equity
Balance, December 31, 2017	$113.2	$721.5	$374.5	$(567.4)	$(196.3)	$445.5	$36.8	$482.3
Net income (loss)			(73.2)			(73.2)	7.6	(65.6)
Other comprehensive loss					(9.2)	(9.2)	—	(9.2)
Share-based compensation issued	0.6	(0.6)				—		—
Share-based compensation expense		13.7				13.7		13.7
Dividends paid			(7.7)			(7.7)		(7.7)
Accounting principle change			33.6			33.6		33.6
Treasury shares				(2.5)		(2.5)		(2.5)
Reclassification of guaranteed dividend to accrued liabilities						—	(4.4)	(4.4)
Distribution noncontrolling interest holders, net						—	(0.5)	(0.5)
Acquisitions and divestitures, net						—	(3.3)	(3.3)
Balance, March 31, 2018	$113.8	$734.6	$327.2	$(569.9)	$(205.5)	$400.2	$36.2	$436.4
Net income (loss)			(133.4)			(133.4)	5.1	(128.3)
Other comprehensive loss					(68.0)	(68.0)	(1.5)	(69.5)
Share-based compensation issued	0.3	(0.3)				—		—
Share-based compensation expense		6.6				6.6		6.6
Treasury shares				(0.4)		(0.4)		(0.4)
Reclassification of guaranteed dividend to accrued liabilities						—	(3.9)	(3.9)
Acquisitions and divestitures, net						—	(1.5)	(1.5)
Balance, June 30, 2018	$114.1	$740.9	$193.8	$(570.3)	$(273.5)	$205.0	$34.4	$239.4
Net income (loss)			(238.5)			(238.5)	(6.1)	(244.6)
Other comprehensive loss					(18.0)	(18.0)	(1.5)	(19.5)
Share-based compensation expense		6.9				6.9		6.9
Treasury shares				(0.1)		(0.1)		(0.1)
Reclassification of guaranteed dividend to accrued liabilities						—	5.8	5.8
Redeemable noncontrolling interest adjustment		(4.1)				(4.1)		(4.1)
Distribution noncontrolling interest holders, net						—	(2.5)	(2.5)
Balance, September 30, 2018	$114.1	$743.7	$(44.7)	$(570.4)	$(291.5)	$(48.8)	$30.1	$(18.7)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 14: Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the three months ended September 30, 2019:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2019	$(173.3)	$(1.8)	$5.9	$(117.2)	$0.2	$(286.2)
Other comprehensive income (loss) before reclassifications (1)	(90.7)	(0.2)	(3.0)	—	—	(93.9)
Amounts reclassified from AOCI	—	—	0.8	2.2	—	3.0
Net current-period other comprehensive income (loss)	(90.7)	(0.2)	(2.2)	2.2	—	(90.9)
Balance at September 30, 2019	$(264.0)	$(2.0)	$3.7	$(115.0)	$0.2	$(377.1)
(1) Other comprehensive income (loss) before reclassifications within the translation component excludes $(1.0) of translation attributable to noncontrolling interests.

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the three months ended September 30, 2018:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2018	$(187.5)	$(0.2)	$13.3	$(99.2)	$0.1	$(273.5)
Other comprehensive income (loss) before reclassifications (1)	(18.6)	2.1	(0.5)	—	—	(17.0)
Amounts reclassified from AOCI	—	—	1.0	(2.0)	—	(1.0)
Net current-period other comprehensive income (loss)	(18.6)	2.1	0.5	(2.0)	—	(18.0)
Balance at September 30, 2018	$(206.1)	$1.9	$13.8	$(101.2)	$0.1	$(291.5)
(1) Other comprehensive income (loss) before reclassifications within the translation component excludes $(1.1) of translation attributable to noncontrolling interests.

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the nine months ended September 30, 2019:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2019	$(191.5)	$(1.9)	$10.6	$(121.0)	$0.1	$(303.7)
Other comprehensive income (loss) before reclassifications (1)	(72.5)	(0.1)	(8.7)	—	0.1	(81.2)
Amounts reclassified from AOCI	—	—	1.8	6.0	—	7.8
Net current-period other comprehensive income (loss)	(72.5)	(0.1)	(6.9)	6.0	0.1	(73.4)
Balance at September 30, 2019	$(264.0)	$(2.0)	$3.7	$(115.0)	$0.2	$(377.1)

(1) Other comprehensive income (loss) before reclassifications within the translation component excludes $(0.8) of translation attributable to noncontrolling interests.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the nine months ended September 30, 2018:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2018	$(116.8)	$(5.1)	$8.1	$(82.6)	$0.1	$(196.3)
Adoption of accounting standards (1)	(9.1)	(1.0)	1.3	(20.2)	—	$(29.0)
Other comprehensive income (loss) before reclassifications (2)	(80.2)	8.0	2.3	—	—	(69.9)
Amounts reclassified from AOCI	—	—	2.1	1.6	—	3.7
Net current-period other comprehensive income (loss)	(89.3)	7.0	5.7	(18.6)	—	(95.2)
Balance at September 30, 2018	$(206.1)	$1.9	$13.8	$(101.2)	$0.1	$(291.5)
(1)Stranded tax effects reclassified from AOCI to retained earnings from the adoption of ASU 2018-02.
(2) Other comprehensive income (loss) before reclassifications within the translation component excludes $(2.6) of translation attributable to noncontrolling interests.

The following table summarizes the details about amounts reclassified from AOCI:

	Three Months Ended		Nine Months Ended		Affected Line Item in the Statement of Operations
	2019	2018	2019	2018
Interest rate hedges	$0.8	$1.0	$1.8	$2.1	Interest expense
Pension and post-retirement benefits:
Net actuarial (loss) gain amortization (net of tax of $(0.4), $1.0, $(1.1) and $0.8, respectively)	2.2	(2.0)	6.0	1.6	(1)
Total reclassifications for the period	$3.0	$(1.0)	$7.8	$3.7

(1)	Pension and other post-retirement benefits AOCI components are included in the computation of net periodic benefit cost (refer to note 16).

Note 15: Acquisitions and Divestitures

Divestitures
In 2019, the Company exited and divested certain non-core, non-accretive businesses which resulted in a gain of $8.5 and a loss of $6.6 for the three and nine months ended September 30, 2019, respectively. In the first quarter of 2019, the Company divested its interest in Projective NV, a program and project management services business for financial institutions included in Eurasia Banking operating segment, for $4.2 in proceeds, net of cash transferred resulting in a loss of $2.8. During the first quarter, the Company also recorded a loss of $4.1 on the divestiture of its Venezuela business included in the Americas Banking operating segment and a gain of $3.5 related to the Company’s exit activities of certain entities in the Netherlands included in the Retail operating segment. During the second quarter of 2019, the Company identified an immaterial error in the first quarter of 2019 for the loss (gain) on sale of assets, net related to this divestiture. Management determined this error was not material to the prior period and recorded the correction in the three months ended June 30, 2019 resulting in a $9.5 charge in the loss (gain) on the sale of assets, net.

In the second quarter of 2019, the Company divested its remaining SecurCash B.V entity included in the Eurasia Banking operating segment resulting in a loss of $1.1. In the third quarter of 2019, the Company divested a Eurasia banking business for proceeds of $0.6 resulting in a Eurasia Banking operating segment resulting in a loss of $0.1. Additionally during the third quarter of 2019, the Company's interest in Kony was sold for cash proceeds of $21.3. The Company's carrying value in Kony was $14.0, resulting in a gain of $7.3.

Acquisitions
During the first six months of 2019, the Company acquired the remaining shares of Diebold Nixdorf AG for $88.6. In the first quarter of 2018, the Company acquired the remaining portion of its noncontrolling interest in its China operations for $5.8 in the aggregate.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2019
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

The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans and other benefits for the three months ended September 30:

	Pension Benefits
	U.S.Plans		Non-U.S. Plans		Other Benefits
	2019	2018	2019	2018	2019	2018
Components of net periodic benefit cost
Service cost	$0.9	$1.0	$2.5	$2.8	$—	$—
Interest cost	5.5	5.2	1.6	1.5	0.2	0.1
Expected return on plan assets	(6.2)	(6.2)	(3.1)	(2.6)	—	—
Recognized net actuarial loss	1.3	1.7	(0.4)	(0.2)	0.1	—
Recognition/establishment of Germany benefit obligation	—	—	6.6	—	—	—
Net periodic pension benefit cost	$1.5	$1.7	$7.2	$1.5	$0.3	$0.1

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans and other benefits for the nine months ended September 30:

	Pension Benefits
	U.S.Plans		Non-U.S. Plans		Other Benefits
	2019	2018	2019	2018	2019	2018
Components of net periodic benefit cost
Service cost	$2.7	$2.9	$7.4	$8.4	$—	$—
Interest cost	16.5	15.5	4.9	4.7	0.7	0.3
Expected return on plan assets	(18.6)	(18.5)	(9.4)	(8.0)	—	—
Recognized net actuarial loss	3.9	5.0	(1.2)	(0.5)	0.3	—
Recognition/establishment of Germany benefit obligation	—	—	6.6	—	—	—
Net periodic pension benefit cost	$4.5	$4.9	$8.3	$4.6	$1.0	$0.3

During the third quarter of 2019, the Company identified a new non-U.S. benefit obligation in Germany. As a result, the obligation was measured and a liability in the amount of $6.6 was recorded on the balance sheet, with a corresponding charge to the statement of operations.

Contributions

There have been no significant changes to the expected 2019 plan year contribution amounts previously disclosed. For the nine months ended September 30, 2019 and 2018, contributions of $30.9 and $29.2, respectively, were made to the qualified and non-qualified pension plans. The Company received a reimbursement of $12.2 for certain benefits paid from its trustee in June 2019. In March 2018, the Company received a $13.8 reimbursement for certain benefits paid from its trustee.

Note 17: Derivative Instruments and Hedging Activities

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate and foreign exchange rate risk, through the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business or financing activities. The Company’s derivative foreign currency instruments are used to manage differences in the amount of the Company’s known or expected cash receipts and cash payments principally related to the Company’s non-functional currency assets and liabilities. The Company's interest rate derivatives are used to manage the differences in amount due to variable-rate interest rate borrowings.

The Company uses derivatives to mitigate the economic consequences associated with fluctuations in currencies and interest rates. The following table summarizes the gain (loss) recognized on derivative instruments:

Derivative instrument	Classification on condensed consolidated statements of operations	Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2019	2018	2019	2018
Non-designated hedges and interest rate swaps	Interest expense	$(1.0)	$(0.7)	$(2.5)	$(1.8)
Foreign exchange forward contracts and cash flow hedges	Net sales	0.2	(0.4)	(0.3)	2.4
Foreign exchange forward contracts and cash flow hedges	Cost of sales	—	0.7	—	0.6
Foreign exchange forward contracts and cash flow hedges	Foreign exchange gain (loss), net	—	3.5	0.7	4.0
Total		$(0.8)	$3.1	$(2.1)	$5.2

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Foreign Exchange

Non-Designated Hedges A substantial portion of the Company’s operations and revenues are international. As a result, changes in foreign exchange rates can create substantial foreign exchange gains and losses from the revaluation of non-functional currency monetary assets and liabilities. The Company elected not to apply hedge accounting to its foreign exchange forward contracts and therefore, spot-based gains/losses offset revaluation gains/losses within foreign exchange loss, net and forward-based gains/losses represent interest expense or income. The fair value of the Company’s non-designated foreign exchange forward contracts was $(1.6) and $0.5 as of September 30, 2019 and December 31, 2018, respectively.

Cash Flow Hedges The Company is exposed to fluctuations in various foreign currencies against its functional currency. The Company's sales and purchases are transacted in foreign currencies. As of September 30, 2019, the Company had the following outstanding foreign currency derivatives that were used to hedge its foreign exchange risks:

Foreign Currency Derivative	Number of Instruments	Notional Sold		Notional Purchased
Currency forward agreements (EUR-GBP)	12	26.0	GBP	29.1	EUR

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

In September 2019, the Company entered into multiple pay-fixed receive-variable interest rate swaps with an aggregate notional amount of $500.0. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

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

The Company has an interest rate swap for a nominal sum of €50.0, which was entered into in May 2010, with a ten-year term from October 1, 2010 until September 30, 2020. The interest rate swap is not designated and changes in the fair value of non-designated interest rate swap agreements are recognized in miscellaneous, net in the condensed consolidated statements of operations. The Company recognized $0.5 and $1.5 in interest expense relating to the interest rate swap for the three and nine months ended September 30, 2019, respectively.

Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any additional derivatives that are not designated as hedges.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 18: Fair Value of Assets and Liabilities

Assets and Liabilities Recorded at Fair Value

Assets and liabilities subject to fair value measurement are as follows:

		September 30, 2019			December 31, 2018
			Fair Value Measurements Using			Fair Value Measurements Using
	Classification on condensed consolidated Balance Sheets	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets
Short-term investments
Certificates of deposit	Short-term investments	$8.2	$8.2	$—	$33.5	$33.5	$—
Assets held in rabbi trusts	Securities and other investments	5.8	5.8	—	6.3	6.3	—
Foreign exchange forward contracts	Other current assets	0.4	—	0.4	3.4	—	3.4
Interest rate swaps	Other current assets	2.1	—	2.1	5.3	—	5.3
Interest rate swaps	Securities and other investments	0.4	—	0.4	4.8	—	4.8
Total		$16.9	$14.0	$2.9	$53.3	$39.8	$13.5
Liabilities
Foreign exchange forward contracts	Other current liabilities	$5.1	$—	$5.1	$3.1	$—	$3.1
Interest rate swaps	Other liabilities	5.7	—	5.7	3.6	—	3.6
Deferred compensation	Other liabilities	5.8	5.8	—	6.3	6.3	—
Total		$16.6	$5.8	$10.8	$13.0	$6.3	$6.7

The Company uses the end of period when determining the timing of transfers between levels. During each of the nine months ended September 30, 2019 and 2018, there were no transfers between levels.

The carrying amount of the Company's debt instruments approximates fair value except for the 2024 Senior Notes. The fair value and carrying value of the 2024 Senior Notes are summarized as follows:

	September 30, 2019		December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
2024 Senior Notes	$374.0	$400.0	$242.0	$400.0

Refer to note 11 for further details surrounding the Company's long-term debt as of September 30, 2019 compared to December 31, 2018. Additionally, the Company remeasures certain assets to fair value, using Level 3 measurements, as a result of the occurrence of triggering events. In the second and third quarters of 2018, in connection with certain triggering events, the Company performed impairment tests of goodwill for all of its reporting units, refer to note 8 for further details. Besides goodwill from certain reporting units noted above, there were no significant assets or liabilities that were remeasured at fair value on a non-recurring basis during the period presented.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 19: Commitments and Contingencies

Contractual Obligation

At September 30, 2019, the Company had purchase commitments due within one year totaling $0.1 for materials and services through contract manufacturing agreements at negotiated prices. The Company guarantees a fixed cost of certain products used in production to its China strategic partners.

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

At September 30, 2019, the Company was a party to several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the condensed consolidated financial statements would not be materially affected by the outcome of these indirect tax claims and/or proceedings or asserted claims.

In addition to these routine indirect tax matters, the Company was a party to the proceedings described below:

The Company has challenged multiple customs rulings in Thailand seeking to retroactively collect customs duties on previous imports of automated teller machines (ATMs). In August 2017 and March 2019, the Supreme Court of Thailand ruled in the Company's favor in two of the matters, finding that Thailand customs' attempt to collect duties for importation of ATMs was improper. The surviving matters remain at various stages of the appeals process and the Company will use the Supreme Court's decisions in support of its position in those matters. Management remains confident that the Company has a valid legal position in these appeals. Accordingly, the Company does not have any amount accrued for this contingency.

A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated accrual. The Company estimated the aggregate risk at September 30, 2019 to be up to $109.4 for its material indirect tax matters, of which $28.0 related to the Thailand customs matter disclosed above. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire.

Legal Contingencies

At September 30, 2019, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate were considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims.

In addition to these normal course of business litigation matters, the Company was a party to the proceedings described below:
Diebold KGaA is a party to two separate appraisal proceedings (Spruchverfahren) in connection with the purchase of all shares in its former listed subsidiary, Diebold Nixdorf AG. Both proceedings are pending at the same Chamber for Commercial Matters (Kammer für Handelssachen) at the District Court (Landgericht) of Dortmund (Germany). The first appraisal proceeding relates to the DPLTA entered into by Diebold KGaA and former Diebold Nixdorf AG, which became effective on February 17, 2017. The DPLTA appraisal proceeding was filed by minority shareholders of Diebold Nixdorf AG challenging the adequacy of both the cash

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

exit compensation of €55.02 per Diebold Nixdorf AG share (of which 6,939,451 shares were then outstanding) and the annual recurring compensation of €2.82 per Diebold Nixdorf AG share offered in connection with the DPLTA.

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

In July and August 2019, shareholders filed putative class action lawsuits alleging violations of federal securities laws in the United States District Court for the Southern District of New York and the Northern District of Ohio. The lawsuits collectively assert that the Company and three former officers made material misstatements regarding the Company’s business and operations, causing the Company’s common stock to be overvalued during from February 14, 2017 to August 1, 2018. The Company anticipates that these lawsuits, along with any other potential lawsuits addressing the same topic, will be consolidated into one action. The Company denies any liability, believes the claims are without merit and intends to vigorously defend itself in these matters.

Note 20: Segment and Revenue Information

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
FORM 10-Q as of September 30, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following tables represent information regarding the Company’s segment information and provides a reconciliation between segment operating profit and the consolidated income (loss) before income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales summary by segment
Eurasia Banking	$405.2	$434.3	$1,218.0	$1,306.9
Americas Banking	403.7	382.5	1,186.3	1,086.8
Retail	269.9	302.2	852.8	895.1
Total revenue	$1,078.8	$1,119.0	$3,257.1	$3,288.8

Intersegment revenue
Eurasia Banking	$35.4	$34.8	$137.4	$97.6
Americas Banking	3.1	2.6	10.8	11.6
Total intersegment revenue	$38.5	$37.4	$148.2	$109.2

Segment operating profit
Eurasia Banking	$41.5	$44.1	$114.0	$81.8
Americas Banking	28.8	1.6	79.8	3.3
Retail	13.5	18.4	37.2	34.1
Total segment operating profit	83.8	64.1	231.0	119.2

Corporate charges not allocated to segments (1)	(17.4)	(7.7)	(63.5)	(39.9)
Restructuring and DN Now transformation expenses	(19.7)	(40.8)	(63.1)	(46.9)
Net non-routine expense	(23.5)	(175.9)	(98.4)	(342.8)
	(60.6)	(224.4)	(225.0)	(429.6)
Operating profit (loss)	23.2	(160.3)	6.0	(310.4)
Other income (expense)	(53.4)	(42.3)	(153.2)	(98.6)
Loss before taxes	$(30.2)	$(202.6)	$(147.2)	$(409.0)

(1)
Corporate charges not allocated to segments include headquarter-based costs associated with procurement, human resources, compensation and benefits, finance and accounting, global development/engineering, global strategy/mergers and acquisitions, global IT, tax, treasury and legal.

Net non-routine expense consists of items that the Company has determined are non-routine in nature and not allocated to the reportable operating segments. Net non-routine expense of $23.5 and $98.4 for the three and nine months ended September 30, 2019, respectively, primarily consisted of purchase accounting pre-tax charges for amortization of acquired intangibles of $22.8 and $71.8, respectively, and the loss (gain) on sale of assets, net. Net non-routine expense of $175.9 and $342.8 for the three and nine months ended September 30, 2018, respectively, was primarily due to goodwill impairment charges of $134.4 and $217.5, respectively, acquisition integration expenses of $10.3 and $40.0, respectively, primarily within selling and administrative expense, and purchase accounting pre-tax charges for amortization of acquired intangibles of $28.1 and $88.6, respectively.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table presents information regarding the Company’s segment net sales by service and product solution:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Segments
Eurasia Banking
Services	$241.8	$271.0	$740.0	$825.7
Products	163.4	163.3	478.0	481.2
Total Eurasia Banking	405.2	434.3	1,218.0	1,306.9

Americas Banking
Services	252.6	255.5	746.0	765.3
Products	151.1	127.0	440.3	321.5
Total Americas Banking	403.7	382.5	1,186.3	1,086.8

Retail
Services	148.6	153.2	445.0	471.6
Products	121.3	149.0	407.8	423.5
Total Retail	269.9	302.2	852.8	895.1

Total net sales	$1,078.8	$1,119.0	$3,257.1	$3,288.8

In the following table, revenue is disaggregated by timing of revenue recognition at September 30:

Timing of revenue recognition	2019	2018
Products transferred at a point in time	41%	37%
Products and services transferred over time	59%	63%
Net sales	100%	100%

Contract balances

The following table provides 2019 information about receivables and deferred revenue, which represent contract liabilities from contracts with customers:

Contract balance information	Trade Receivables	Contract liabilities
Balance at January 1	$737.2	$378.2
Balance at September 30	$603.4	$318.6

Contract assets are minimal for the periods presented. The amount of revenue recognized during the nine months ended September 30, 2019 from performance obligations satisfied (or partially satisfied) in previous periods, mainly due to the changes in the estimate of variable consideration and contract modifications was de minimis. There have been $0.4 and $9.7 during the three months ended September 30, 2019 and 2018, respectively, and $3.3 and $20.6 during the nine months ended September 30, 2019 and 2018, respectively, of impairment losses recognized as bad debt related to receivables or contract assets arising from the Company's contracts with customers.

As of January 1, 2019, the Company had $378.2 of unrecognized deferred revenue constituting the remaining performance obligations that are either unsatisfied (or partially unsatisfied). During the nine months ended September 30, 2019, the Company recognized revenue of $247.9 related to the Company's deferred revenue balance at January 1, 2019.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2019
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

Transaction price allocated to the remaining performance obligations

As of September 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1,700. The Company generally expects to recognize revenue on the remaining performance obligations over the next twelve months. The Company enters into service agreements with cancellable terms after a certain period without penalty. Unsatisfied obligations reflect only the obligation during the initial term. The Company applies the practical expedient in ASC paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

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

(iv)
Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between the Parent Company, the guarantor subsidiaries, and the non-guarantor subsidiaries, (b) eliminate the investments in its subsidiaries, and (c) record consolidating entries; and

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
FORM 10-Q as of September 30, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Balance Sheet
As of September 30, 2019

	Parent	Domestic Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
ASSETS
Current assets
Cash, cash equivalents and restricted cash	$17.1	$1.9	$233.3	$—	$252.3
Short-term investments	—	—	8.2	—	8.2
Trade receivables, net	103.0	—	500.4	—	603.4
Intercompany receivables	556.4	568.1	638.4	(1,762.9)	—
Inventories	152.6	—	440.0	(1.6)	591.0
Prepaid, income taxes and other current assets	24.5	12.4	390.8	(12.2)	415.5
Total current assets	853.6	582.4	2,211.1	(1,776.7)	1,870.4
Securities and other investments	14.3	—	—	—	14.3
Property, plant and equipment, net	66.8	0.6	187.1	—	254.5
Goodwill	55.5	—	717.9	—	773.4
Deferred income taxes	111.6	6.2	80.4	—	198.2
Intangible assets, net	25.5	—	496.4	—	521.9
Right-of-use operating lease assets	41.2	—	127.9	—	169.1
Investment in subsidiary	1,732.0	—	—	(1,732.0)	—
Long-term intercompany receivables	598.9	—	—	(598.9)	—
Other assets	2.0	0.2	85.1	—	87.3
Total assets	$3,501.4	$589.4	$3,905.9	$(4,107.6)	$3,889.1

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities
Notes payable	$43.2	$—	$9.9	$—	$53.1
Accounts payable	80.0	—	405.0	—	485.0
Intercompany payable	1,206.4	21.2	535.3	(1,762.9)	—
Deferred revenue	109.9	—	208.7	—	318.6
Payroll and other benefits liabilities	41.6	2.0	143.5	—	187.1
Operating lease liabilities	17.5	—	45.7	—	63.2
Other current liabilities	138.5	0.8	312.0	(12.2)	439.1
Total current liabilities	1,637.1	24.0	1,660.1	(1,775.1)	1,546.1
Long-term debt	2,099.2	—	1.1	—	2,100.3
Long-term intercompany payable	—	—	598.9	(598.9)	—
Other long-term liabilities	215.0	—	431.4	—	646.4
Redeemable noncontrolling interests	—	—	21.5	—	21.5
Total Diebold Nixdorf, Incorporated shareholders' equity	(449.9)	565.4	1,168.2	(1,733.6)	(449.9)
Noncontrolling interests	—	—	24.7	—	24.7
Total liabilities, redeemable noncontrolling interests and equity	$3,501.4	$589.4	$3,905.9	$(4,107.6)	$3,889.1

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Balance Sheet
As of December 31, 2018

	Parent	Domestic Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
ASSETS
Current assets
Cash, cash equivalents and restricted cash	$17.3	$2.7	$438.4	$—	$458.4
Short-term investments	—	—	33.5	—	33.5
Trade receivables, net	105.7	0.1	631.4	—	737.2
Intercompany receivables	205.3	606.3	425.1	(1,236.7)	—
Inventories	164.8	—	447.5	(2.2)	610.1
Prepaid, income taxes and other current assets	36.8	12.7	340.5	(25.8)	364.2
Total current assets	529.9	621.8	2,316.4	(1,264.7)	2,203.4
Securities and other investments	22.4	—	—	—	22.4
Property, plant and equipment, net	76.9	0.8	226.4	—	304.1
Goodwill	58.1	—	769.0	—	827.1
Deferred income taxes	139.9	6.2	97.8	—	243.9
Intangible assets, net	30.8	—	593.8	—	624.6
Investment in subsidiary	2,702.1	—	—	(2,702.1)	—
Other assets	30.2	0.4	69.3	(13.5)	86.4
Total assets	$3,590.3	$629.2	$4,072.7	$(3,980.3)	$4,311.9

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities
Notes payable	$25.7	$0.1	$23.7	$—	$49.5
Accounts payable	88.1	—	421.4	—	509.5
Intercompany payable	1,030.8	60.8	145.1	(1,236.7)	—
Deferred revenue	116.6	0.1	261.5	—	378.2
Payroll and other benefits liabilities	26.7	1.3	156.3	—	184.3
Other current liabilities	114.2	1.6	352.4	(21.3)	446.9
Total current liabilities	1,402.1	63.9	1,360.4	(1,258.0)	1,568.4
Long-term debt	2,172.5	—	17.5	—	2,190.0
Other long-term liabilities	202.1	—	398.6	(18.0)	582.7
Redeemable noncontrolling interests	—	—	130.4	—	130.4
Total Diebold Nixdorf, Incorporated shareholders' equity	(186.4)	565.3	2,139.0	(2,704.3)	(186.4)
Noncontrolling interests	—	—	26.8	—	26.8
Total liabilities, redeemable noncontrolling interests and equity	$3,590.3	$629.2	$4,072.7	$(3,980.3)	$4,311.9

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended September 30, 2019

	Parent	Domestic Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$292.4	$0.1	$883.0	$(96.7)	$1,078.8
Cost of sales	227.8	0.2	670.6	(91.3)	807.3
Gross profit (loss)	64.6	(0.1)	212.4	(5.4)	271.5
Selling and administrative expense	87.4	1.1	131.5	—	220.0
Research, development and engineering expense	1.9	9.0	31.3	(5.4)	36.8
Gain on sale of assets, net	(7.2)	—	(1.3)	—	(8.5)
	82.1	10.1	161.5	(5.4)	248.3
Operating (loss) income	(17.5)	(10.2)	50.9	—	23.2
Other income (expense)
Interest income	0.1	—	1.8	—	1.9
Interest expense	(49.3)	—	(3.2)	—	(52.5)
Foreign exchange (loss) gain, net	0.7	—	(2.5)	—	(1.8)
Miscellaneous, net	18.9	0.2	(19.6)	(0.5)	(1.0)
(Loss) income before taxes	(47.1)	(10.0)	27.4	(0.5)	(30.2)
Income tax expense	2.8	0.8	1.6	—	5.2
Equity in earnings of subsidiaries	14.2	1.0	0.6	(15.2)	0.6
Net (loss) income	(35.7)	(9.8)	26.4	(15.7)	(34.8)
Net (loss) income attributable to noncontrolling interests	—	—	0.9	—	0.9
Net (loss) income attributable to Diebold Nixdorf, Incorporated	$(35.7)	$(9.8)	$25.5	$(15.7)	$(35.7)
Comprehensive (loss) income	$(126.6)	$(9.8)	$(40.1)	$49.8	$(126.7)
Less: comprehensive (loss) income attributable to noncontrolling interests	—	—	(0.1)	—	(0.1)
Comprehensive (loss) income attributable to Diebold Nixdorf, Incorporated	$(126.6)	$(9.8)	$(40.0)	$49.8	$(126.6)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended September 30, 2018

	Parent	Domestic Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$309.1	$0.1	$943.3	$(133.5)	$1,119.0
Cost of sales	267.9	1.1	748.3	(127.2)	890.1
Gross profit (loss)	41.2	(1.0)	195.0	(6.3)	228.9
Selling and administrative expense	69.5	1.2	147.4	—	218.1
Research, development and engineering expense	0.5	10.8	31.2	(5.9)	36.6
Impairment of assets	—	—	134.4	—	134.4
Loss on sale of assets, net	0.1	—	—	—	0.1
	70.1	12.0	313.0	(5.9)	389.2
Operating (loss) income	(28.9)	(13.0)	(118.0)	(0.4)	(160.3)
Other income (expense)
Interest income	0.5	—	1.7	—	2.2
Interest expense	(41.0)	—	(4.2)	—	(45.2)
Foreign exchange (loss) gain, net	2.8	(0.1)	(0.5)	—	2.2
Miscellaneous, net	0.3	0.3	(2.1)	—	(1.5)
Loss before taxes	(66.3)	(12.8)	(123.1)	(0.4)	(202.6)
Income tax expense	83.5	12.6	(50.9)	—	45.2
Equity in earnings of subsidiaries	(88.7)	—	3.2	88.7	3.2
Net (loss) income	(238.5)	(25.4)	(69.0)	88.3	(244.6)
Net (loss) income attributable to noncontrolling interests	—	—	(6.1)	—	(6.1)
Net (loss) income attributable to Diebold Nixdorf, Incorporated	$(238.5)	$(25.4)	$(62.9)	$88.3	$(238.5)
Comprehensive (loss) income	$(256.3)	$(25.4)	$(84.6)	$102.6	$(263.7)
Less: comprehensive (loss) income attributable to noncontrolling interests	—	—	(7.4)	—	(7.4)
Comprehensive (loss) income attributable to Diebold Nixdorf, Incorporated	$(256.3)	$(25.4)	$(77.2)	$102.6	$(256.3)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Nine Months Ended September 30, 2019

	Parent	Domestic Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$889.5	$0.1	$2,683.3	$(315.8)	$3,257.1
Cost of sales	712.1	0.6	2,047.1	(299.4)	2,460.4
Gross profit (loss)	177.4	(0.5)	636.2	(16.4)	796.7
Selling and administrative expense	259.1	3.2	412.0	—	674.3
Research, development and engineering expense	4.6	26.1	93.9	(14.8)	109.8
(Gain) loss on sale of assets, net	(6.6)	—	13.2	—	6.6
	257.1	29.3	519.1	(14.8)	790.7
Operating (loss) income	(79.7)	(29.8)	117.1	(1.6)	6.0
Other income (expense)
Interest income	1.4	—	5.6	—	7.0
Interest expense	(143.7)	—	(9.6)	—	(153.3)
Foreign exchange (loss) gain, net	1.3	(0.1)	(5.3)	—	(4.1)
Miscellaneous, net	39.9	1.0	(40.7)	(3.0)	(2.8)
(Loss) income before taxes	(180.8)	(28.9)	67.1	(4.6)	(147.2)
Income tax expense	45.3	(7.1)	36.6	—	74.8
Equity in earnings of subsidiaries	7.4	—	—	(7.4)	—
Net (loss) income	(218.7)	(21.8)	30.5	(12.0)	(222.0)
Net (loss) income attributable to noncontrolling interests	—	—	(3.3)	—	(3.3)
Net (loss) income attributable to Diebold Nixdorf, Incorporated	$(218.7)	$(21.8)	$33.8	$(12.0)	$(218.7)
Comprehensive (loss) income	$(292.1)	$(21.8)	$(47.8)	$65.5	$(296.2)
Less: comprehensive (loss) income attributable to noncontrolling interests	—	—	(4.1)	—	(4.1)
Comprehensive (loss) income attributable to Diebold Nixdorf, Incorporated	$(292.1)	$(21.8)	$(43.7)	$65.5	$(292.1)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Nine Months Ended September 30, 2018

	Parent	Domestic Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$856.6	$0.4	$2,692.4	$(260.6)	$3,288.8
Cost of sales	731.6	1.7	2,107.3	(240.8)	2,599.8
Gross profit (loss)	125.0	(1.3)	585.1	(19.8)	689.0
Selling and administrative expense	220.5	3.8	445.5	—	669.8
Research, development and engineering expense	2.1	33.1	101.4	(17.7)	118.9
Impairment of assets	—	—	217.5	—	217.5
Gain on sale of assets, net	(3.4)	—	(3.4)	—	(6.8)
	219.2	36.9	761.0	(17.7)	999.4
Operating loss	(94.2)	(38.2)	(175.9)	(2.1)	(310.4)
Other income (expense)
Interest income	1.1	0.1	6.4	—	7.6
Interest expense	(91.9)	—	(7.7)	—	(99.6)
Foreign exchange (loss) gain, net	(5.5)	(0.1)	3.3	—	(2.3)
Miscellaneous, net	(0.5)	0.9	(4.7)	—	(4.3)
Loss before taxes	(191.0)	(37.3)	(178.6)	(2.1)	(409.0)
Income tax expense	41.1	(5.6)	(0.9)	—	34.6
Equity in earnings of subsidiaries	(213.0)	—	5.1	213.0	5.1
Net (loss) income	(445.1)	(31.7)	(172.6)	210.9	(438.5)
Net (loss) income attributable to noncontrolling interests	—	—	6.6	—	6.6
Net (loss) income attributable to Diebold Nixdorf, Incorporated	$(445.1)	$(31.7)	$(179.2)	$210.9	$(445.1)
Comprehensive (loss) income	$(539.8)	$(31.7)	$(266.9)	$302.1	$(536.3)
Less: comprehensive (loss) income attributable to noncontrolling interests	—	—	3.5	—	3.5
Comprehensive (loss) income attributable to Diebold Nixdorf, Incorporated	$(539.8)	$(31.7)	$(270.4)	$302.1	$(539.8)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2019

	Parent	Domestic Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash provided (used) by operating activities	$64.7	$(28.4)	$(28.9)	$—	$7.4

Cash flow from investing activities
Capital expenditures	(3.5)	—	(26.7)	—	(30.2)
Proceeds from maturities of investments	3.1	—	182.8	—	185.9
Payments for purchases of investments	—	—	(157.9)	—	(157.9)
Proceeds from sale of assets	21.3	—	8.5	—	29.8
Increase in certain other assets	(4.2)	—	(13.2)	—	(17.4)
Capital contributions and loans paid	(36.4)	—	—	36.4	—
Proceeds from intercompany loans	11.4	—	—	(11.4)	—
Net cash provided (used) by investing activities	(8.3)	—	(6.5)	25.0	10.2

Cash flow from financing activities
Debt issuance costs	(12.5)	—	—	—	(12.5)
Revolving credit facility (repayments) borrowings, net	(110.0)	—	(15.0)	—	(125.0)
Other debt borrowings	374.3	—	21.0	—	395.3
Other debt repayments	(307.0)	—	(35.9)	—	(342.9)
Distributions and payments to noncontrolling interest holders	—	—	(98.1)	—	(98.1)
Other	(1.4)	—	(0.3)	—	(1.7)
Capital contributions received and loans incurred	—	35.9	0.5	(36.4)	—
Payments on intercompany loans	—	(8.3)	(3.1)	11.4	—
Net cash provided (used) by financing activities	(56.6)	27.6	(130.9)	(25.0)	(184.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	(7.2)	—	(7.2)
Decrease in cash, cash equivalents and restricted cash	(0.2)	(0.8)	(173.5)	—	(174.5)
Add: Cash included in assets held for sale at beginning of period	—	—	7.3	—	7.3
Less: Cash included in assets held for sale at end of period	—	—	38.9	—	38.9
Cash, cash equivalents and restricted cash at the beginning of the period	17.3	2.7	438.4	—	458.4
Cash, cash equivalents and restricted cash at the end of the period	$17.1	$1.9	$233.3	$—	$252.3

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2019
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2018

	Parent	Domestic Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash used by operating activities	$(108.5)	$(24.4)	$(239.2)	$—	$(372.1)

Cash flow from investing activities
Capital expenditures	(4.7)	(0.1)	(35.7)	—	(40.5)
Payments for acquisition	—	—	(5.9)	—	(5.9)
Proceeds from maturities of investments	74.0	—	201.0	—	275.0
Payments for purchases of investments	—	—	(126.5)	—	(126.5)
Proceeds from sale of assets	6.7	—	4.1	—	10.8
Increase in certain other assets	(4.6)	—	(18.2)	—	(22.8)
Capital contributions and loans paid	(487.2)	—	—	487.2	—
Proceeds from intercompany loans	25.2	—	—	(25.2)	—
Net cash provided (used) by investing activities	(390.6)	(0.1)	18.8	462.0	90.1

Cash flow from financing activities
Dividends paid	(7.7)	—	—	—	(7.7)
Debt issuance costs	(38.9)	—	—	—	(38.9)
Revolving credit facility (repayments) borrowings, net	115.0	—	70.0	—	185.0
Other debt borrowings	660.0	—	46.0	—	706.0
Other debt repayments	(274.5)	(0.3)	(31.9)	—	(306.7)
Distributions and payments to noncontrolling interest holders	—	—	(337.8)	—	(337.8)
Other	(3.0)	—	—	—	(3.0)
Capital contributions received and loans incurred	—	43.0	444.2	(487.2)	—
Payments on intercompany loans	—	(16.6)	(8.6)	25.2	—
Net cash provided (used) by financing activities	450.9	26.1	181.9	(462.0)	196.9
Effect of exchange rate changes on cash and cash equivalents	—	—	(14.4)	—	(14.4)
Increase (decrease) in cash, cash equivalents and restricted cash	(48.2)	1.6	(52.9)	—	(99.5)
Cash, cash equivalents and restricted cash at the beginning of the period	58.5	2.3	482.4	—	543.2
Cash, cash equivalents and restricted cash at the end of the period	$10.3	$3.9	$429.5	$—	$443.7

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2019
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Highlights

During the third quarter of 2019, Diebold Nixdorf:

•	Successfully amended and extended the vast majority of the Company's $787 revolving credit facility and term A loans from December 23, 2020 to April 30, 2022

•
Renewed a multi-year managed services contract with H&M, a global fashion retailer, providing an integrated solution supporting its global stores with an all-in-one POS system, DN Vynamic Software and DN AllConnect ServicesSM

•	Secured a sizable new software contract to transform the debit platform of a top 10 U.S. financial institution

•	Signed a $29 contract for cash recyclers and related services with a major financial institution based in Brazil

•	Won a services, software and product solutions contract valued at nearly $8 with a large Asia bank

•	Won a new account with one of the largest banks in the UAE for cash recyclers and Vynamic software

•
Reached an agreement with Dave & Buster’s, a leading U.S.-based dining and entertainment chain, to provide a self-service solution at locations nationwide built around Diebold Nixdorf's newest K-two interactive kiosk

Overview

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

•	Streamlining the product range of ATMs, introducing DN Series, and optimizing the manufacturing footprint

•	Improving working capital management through greater focus and efficiency of payables, receivables and inventory

•	Reducing selling, general and administrative expenses, including finance, IT and real estate

•	Increasing sales productivity through improved solution selling, coverage and compensation models

•	Standardizing back-office processes to automate reporting and better manage risks

•	Optimizing the portfolio of businesses to improve overall profitability

These work streams are designed to improve the Company’s profitability and net leverage while establishing a foundation for future growth. The gross annualized savings target for DN Now is approximately $400 through 2021, of which $175 is anticipated to be realized during 2019. In order to achieve these savings, the Company has and will continue to restructure the workforce, integrate and optimize systems and processes, transition workloads to lower cost locations and consolidate real estate holdings.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2019
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
For example, the Company offers end-to-end branch and store automation solutions that consist of the complete value chain of consult, design, build and operate. Branch and store automation helps financial institutions and retailers grow revenue, reduce costs, and increase convenience and security for their customers by migrating routine transactions, typically done inside the branch or store, to lower-cost automated channels. The Company collaborates with its clients to define the ideal customer experience, modify processes, refine existing staffing models and deploy technologies that meet business objectives.
Banking
The Company provides integrated solutions for financial institutions of all sizes designed to help drive operational efficiencies, differentiate the consumer experience, grow revenue and manage risk. Banking operations are managed within two geographic regions. The Eurasia region includes the developed economies of Western Europe as well as the emerging economies of Eastern Europe, Asia, the Middle East and Africa. The Americas region encompasses the United States (U.S.), Canada, Mexico, Central and South America.

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

Earlier in the year, the Company introduced the DN Series of ATMs, a family of self-service solutions designed to anticipate the needs of a progressively transforming industry. These holistic, digitally-connected solutions are built upon an integrated software and services model and provided a modern and personalized experience for consumers, while delivering maximum efficiency and reliability for financial institutions.

The DN Series is the culmination of several years of investment in consumer research, design and engineering resources. Key benefits and features of the DN Series include:

•	Improved ATM availability and performance;

•	Higher note capacity and processing power with next-generation cash recycling technology;

•	Improved security in a smaller footprint;

•	Full integration with the DN Vynamic software suite;

•	Technological capability that facilitates a streamlined, simplified product portfolio; and

•	Modular and upgradeable design, enabling a simplified and streamlined internal supply chain

The Company’s software encompasses front-end applications for consumer connection points as well as back-end platforms which manage channel transactions, operations and channel integration. These hardware-agnostic software

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2019
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

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2019
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

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2019
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

Net Sales

The following table represents information regarding the Company's net sales:

	Three Months Ended				Percent of Total Net Sales for the Three Months Ended
	September 30,				September 30,
	2019	2018	% Change	% Change in CC (1)	2019	2018
Segments
Eurasia Banking
Services	$241.8	$271.0	(10.8)	(8.0)	22.4	24.2
Products	163.4	163.3	0.1	3.7	15.2	14.6
Total Eurasia Banking	405.2	434.3	(6.7)	(3.6)	37.6	38.8

Americas Banking
Services	252.6	255.5	(1.1)	(1.1)	23.4	22.8
Products	151.1	127.0	19.0	19.2	14.0	11.3
Total Americas Banking	403.7	382.5	5.5	5.7	37.4	34.1

Retail
Services	148.6	153.2	(3.0)	1.3	13.8	13.7
Products	121.3	149.0	(18.6)	(15.6)	11.2	13.3
Total Retail	269.9	302.2	(10.7)	(7.1)	25.0	27.0

Total net sales	$1,078.8	$1,119.0	(3.6)	(1.3)	100.0	99.9
(1) The Company calculates constant currency by translating the prior-year period results at the current year exchange rate.

Three months ended September 30, 2019 compared with three months ended September 30, 2018

Net sales decreased $40.2, or 3.6 percent, including a net unfavorable currency impact of $26.2 primarily related to the euro and Brazil real, resulting in a constant currency decrease of $14.0. The following results include the impact of foreign currency:

Segments

•
Eurasia Banking net sales decreased $29.1, including a net unfavorable currency impact of $14.0, related primarily to the euro, and divestitures of $7.9. Excluding currency and the impact of divestitures, net sales decreased $7.3 largely driven by services revenue decreased primarily due to lower installation services activity. Partially offsetting the services decrease, higher product revenue from increased volume in Germany, the Middle East and South Africa as a result of Windows 10 upgrades and other product enhancements.

•
Americas Banking net sales increased $21.2, including a net unfavorable currency impact of $0.4 related to the Canada dollar and Brazil real. Excluding currency and the impact of a small divestiture, net sales increased $22.4 primarily due to increased product volume and related service installation revenue from unit replacements from Windows 10 upgrades in Brazil, Mexico and Canada slightly offset by lower maintenance revenue in the U.S.

•
Retail net sales decreased $32.3, including a net unfavorable currency impact of $11.8 mostly related to the euro and divestitures of $4.3. Excluding currency and the impact of divestitures, net sales decreased $16.1 primarily from lower POS volume in Europe which was partially offset by growth in SCO.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2019
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

	Nine Months Ended				Percent of Total Net Sales for the Nine Months Ended
	September 30,				September 30,
	2019	2018	% Change	% Change in CC (1)	2019	2018
Segments
Eurasia Banking
Services	$740.0	$825.7	(10.4)	(5.3)	22.7	25.1
Products	478.0	481.2	(0.7)	5.3	14.7	14.6
Total Eurasia Banking	1,218.0	1,306.9	(6.8)	(1.4)	37.4	39.7

Americas Banking
Services	746.0	765.3	(2.5)	(1.7)	22.9	23.3
Products	440.3	321.5	37.0	38.3	13.5	9.8
Total Americas Banking	1,186.3	1,086.8	9.2	10.1	36.4	33.1

Retail
Services	445.0	471.6	(5.6)	0.5	13.7	14.3
Products	407.8	423.5	(3.7)	1.8	12.5	12.9
Total Retail	852.8	895.1	(4.7)	1.1	26.2	27.2

Total net sales	$3,257.1	$3,288.8	(1.0)	3.2	100.0	100.0
(1) The Company calculates constant currency by translating the prior-year period results at the current year exchange rate.

Nine months ended September 30, 2019 compared with nine months ended September 30, 2018

Net sales decreased $31.7, or 1.0 percent, including a net unfavorable currency impact of $132.5 primarily related to the euro and Brazil real, resulting in a constant currency increase of $100.8. The following results include the impact of foreign currency:

Segments

•
Eurasia Banking net sales decreased $88.9, including a net unfavorable currency impact of $71.6 related primarily to the euro and divestitures of $18.2. Excluding currency and the impact of divestitures, net sales increased $0.9 primarily due to higher product volume in Germany, the Middle East and South Africa related to unit replacements from Windows 10 upgrades. These increases were partially offset by decreased services revenue from a low-margin maintenance contract roll off with a particular customer in India as well as lower professional services activity in Germany and lower service volume in the U.K.

•
Americas Banking net sales increased $99.5, including a net unfavorable currency impact of $9.5 related to the Brazil real. Excluding currency and a small divestiture, net sales increased $112.0 driven primarily by product sales in Canada, Brazil, Mexico and the U.S regional customers related to unit replacements from Windows 10 upgrades. Partially offsetting the increases, services revenue declined from lower maintenance contract volume and billed work activity in the U.S.

•
Retail net sales decreased $42.3, including a net unfavorable currency impact of $51.4 mostly related to the euro and divestitures of $14.1. Excluding currency and the impact of divestitures, net sales increased $23.2 primarily from higher product volume driven by incremental reverse vending and SCO projects.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2019
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Gross Profit

The following table represents information regarding the Company's gross profit:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	% Change	2019	2018	% Change
Gross profit - services	$180.7	$156.1	15.8	$507.7	$469.4	8.2
Gross profit - products	90.8	72.8	24.7	289.0	219.6	31.6
Total gross profit	$271.5	$228.9	18.6	$796.7	$689.0	15.6

Gross margin - services	28.1%	23.0%		26.3%	22.8%
Gross margin - products	20.8%	16.6%		21.8%	17.9%

Total gross margin	25.2%	20.5%		24.5%	20.9%

Services gross margin increased 5.1 percent and 3.5 percent in the three and nine months ended September 30, 2019, respectively. Both the three and nine months ended September 30, 2019 were favorably impacted by lower restructuring charges of $2.8 and $0.4, respectively, and lower non-routine charges of $0.8 and $2.4, respectively. Excluding restructuring and non-routine charges, services gross margin increased 5.5 percent and 3.6 percent for the three and nine months ended September 30, 2019, respectively, as services margin increased in the Eurasia banking segment related to the favorable impact of the services modernization initiatives and favorable mix of higher margin installation activity. The nine months ended September 30, 2018, was unfavorably impacted by one-time banking services cost in Brazil.

Product gross margin increased 4.2 percent and 3.9 percent in the three and nine months ended September 30, 2019, respectively. Both the three and nine months ended September 30, 2019 were favorably impacted by lower restructuring charges of $3.8 and $3.9, respectively. Both the three and nine months ended September 30, 2019 were favorably impacted by lower non-routine charges of $5.7 and $19.0, respectively, primarily related to lower purchase accounting amortization and gain on a product inventory provision, partially offset by the reversal of a Brazil indirect tax accrual in the first quarter of 2018. Excluding the impact of restructuring and non-routine charges, products gross margin increased 2.0 percent and 2.1 percent in the three and nine months ended September 30, 2019, respectively. The increase was primarily due to higher volume and a more favorable solution mix in Brazil and Canada along with higher margin Windows 10 upgrades in parts of Europe. Additionally, product gross margin improved from the Company's focus on higher margin product mix in Eurasia and Latin America as well as improved supply chain management and lower expedited freight costs in the Americas.

Operating Expenses

The following table represents information regarding the Company's operating expenses:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	% Change	2019	2018	% Change
Selling and administrative expense	$220.0	$218.1	0.9	$674.3	$669.8	0.7
Research, development and engineering expense	36.8	36.6	0.5	109.8	118.9	(7.7)
Impairment of assets	—	134.4	N/M	—	217.5	N/M
(Gain) loss on sale of assets, net	(8.5)	0.1	N/M	6.6	(6.8)	N/M
Total operating expenses	$248.3	$389.2	(36.2)	$790.7	$999.4	(20.9)

Percent of net sales	23.0%	34.8%		24.3%	30.4%
N/M = Not Meaningful
Selling and administrative expense increased in both the three and nine months ended September 30, 2019 by $1.9 and $4.5, respectively. Excluding lower incremental restructuring of $22.2 and lower non-routine charges of $0.8, the three months ended September 30, 2019 expense increase $24.2. For the nine months ended September 30, 2019, excluding lower incremental

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2019
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

restructuring of $19.6 and higher non-routine charges of $16.4, the expense increased $7.0. The increase in selling and administrative expense for both the three and nine months ended September 30, 2019 is primarily attributable to an increase in annual incentive plan cost and an unfavorable impact of the mark-to-market adjustment of the legacy Wincor Nixdorf stock option program partially offset by the cost reduction initiatives tied to the DN Now program.

Non-routine cost in selling and administrative expense was $34.5 and $126.3 in the three and nine months ended September 30, 2019, respectively, a decrease of $0.8 and and an increase of $16.4, respectively, compared to the prior-year periods. The lower non-routine costs in the three months ended September 30, 2019 consisted of lower integration expense and purchase accounting adjustments partially offset by increased DN Now transformation expense. The nine months ended September 30, 2019 consisted of increased DN Now transformation expense, a one-time non-cash item in Brazil and $5.6 related to the German real estate tax from the squeeze out in the first quarter of 2019. These increases were partially offset by lower integration expense and purchase accounting adjustments. Selling and administrative expense included restructuring charges of $6.4 and $13.4 for the three and nine months ended September 30, 2019, respectively, or $22.2 and $19.6, respectively, lower than the prior-year periods, related to the workforce alignment under the DN Now plan.

Research, development and engineering expense in the three months ended September 30, 2019 decreased $0.2 including a net favorable currency impact of $0.9, primarily related to the euro. In the nine months ended September 30, 2019, research, development and engineering expense decreased $9.1 including a net favorable currency impact of $4.7. Excluding the impact of currency, research, development and engineering expense decreased $1.1 and $13.8, respectively, due primarily to lower headcount tied to the Company’s DN Now restructuring program, partially offset by increased software development cost.

The Company recorded goodwill impairment charges of $134.4 and $217.5 for the three and nine months ended September 30, 2018, respectively.

In the three months ended September 30, 2019, the gain on sale of assets primarily relates to the Kony transaction. The nine months ended September 30, 2019 included the loss of the Venezuela business and losses from the divestiture and liquidation of non-core businesses in Eurasia. The gain of $6.8 in the prior-year period was primarily related to the sale of a building in North America and the liquidation of the Barbados operating entity.

Operating expense as a percent of net sales in the three months ended September 30, 2019 decreased 11.8 percent to 23.0 percent compared to the same period in 2018 and decreased 6.1 percent to 24.3 percent for the nine months ended September 30, 2019 compared to the same period in 2018. The decreases were due primarily from the impairment charges in 2018.

Operating Profit (Loss)

The following table represents information regarding the Company's operating profit (loss):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	% Change	2019	2018	% Change
Operating profit (loss)	$23.2	$(160.3)	N/M	$6.0	$(310.4)	101.9
Operating margin	2.2%	(14.3)%		0.2%	(9.4)%
N/M = Not Meaningful
The operating profit increased in the three and nine months ended September 30, 2019 compared to the same periods in 2018. The change is primarily due to higher product gross profit in the Americas and Eurasia banking segments from large roll out and upgrade projects and the higher impairment charges in 2018, partially offset by the increase in the loss on sale of assets in 2019.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2019
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Other Income (Expense)

The following table represents information regarding the Company's other income (expense), net:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	% Change	2019	2018	% Change
Interest income	$1.9	$2.2	(13.6)	$7.0	$7.6	(7.9)
Interest expense	(52.5)	(45.2)	(16.2)	(153.3)	(99.6)	(53.9)
Foreign exchange (loss) gain, net	(1.8)	2.2	N/M	(4.1)	(2.3)	(78.3)
Miscellaneous, net	(1.0)	(1.5)	33.3	(2.8)	(4.3)	34.9
Other income (expense), net	$(53.4)	$(42.3)	(26.2)	$(153.2)	$(98.6)	(55.4)

Interest income was relatively flat for the three and nine months ended September 30, 2019. Interest expense increased $7.3 and $53.7 in the three and nine months ended September 30, 2019, respectively, compared to the same prior-year periods due to the incurrence of the additional $650.0 of Term Loan A-1 Facility debt with higher incremental interest rates and related fee amortization. Miscellaneous net, decreased $0.5 and $1.5 in the three and nine months ended September 30, 2019, respectively, impacted by lower costs associated with the company owned life insurance.

Net Loss

The following table represents information regarding the Company's net income loss:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	% Change	2019	2018	% Change
Net loss	$(34.8)	$(244.6)	85.8	$(222.0)	$(438.5)	49.4
Percent of net sales	(3.2)%	(21.9)%		(6.8)%	(13.3)%
Effective tax rate	(17.2)%	(22.3)%		(50.8)%	(8.5)%

The loss before taxes and net loss decreased primarily due to the reasons described above. Net loss was also impacted by the change in the income tax expense.

The effective tax rate on the loss from continuing operations was (17.2) percent for the three months ended September 30, 2019 and (50.8) percent for the nine months ended September 30, 2019. The expense on the loss was primarily due to the tax impacts of the Tax Act on the estimated projected tax rate, more specifically, the impacts related to GILTI and BEAT. In addition, during the first quarter the Company collapsed its Barbados structure to meet the covenant requirements under its credit agreement, which resulted in additional discrete tax expense of $48.4 inclusive of the offsetting valuation allowance release relating to the Company’s nondeductible interest expense that was carried forward from December 31, 2018. No taxes are currently payable related to the collapse of the Barbados structure. The above items noted as well as the Company’s jurisdictional income (loss) mix and varying statutory rates are the primary drivers of the estimated projected tax rate.

The Company’s actual effective tax rate for the three and nine months ended September 30, 2019 included the U.S. federal tax effects attributable to tax provision to return adjustments related to the Company’s 2018 U.S. federal tax return and the amendment of the 2015 U.S. federal return. As of September 30, 2019, the Company has not completed the 2018 U.S. federal tax return filing. However, upon further analysis of certain aspects of the Tax Act and refinements to the Company’s calculations, the Company recognized a tax expense of $6.4 related to the 2018 tax year. Additionally, during Q3 2019 the Company amended its 2015 U.S. federal tax return and recognized tax expense of $2.8 related to the reduction of various foreign tax credit carryforwards. Both increases to U.S. federal tax expense have been reported as discrete items for the period ended September 30, 2019. The Company will finalize its 2018 tax provision to return adjustments in the periods in which the Company files its tax returns on foreign and state jurisdictions. The final impact of the tax provision to return adjustments may differ as additional guidance and information becomes available.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2019
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Also included in tax expense is $2.3 of anticipated taxes related to the Company’s change in indefinite reinvestment assertion on undistributed earnings of a certain subsidiary.
The effective tax rate on the loss before taxes was (22.3) percent for the three months ended September 30, 2018 and (8.5) percent for the nine months ended September 30, 2018. The expense on the loss for the three months ended and nine months ended was primarily due to a goodwill impairment charge, the impacts of the Tax Act and the higher interest expense burden resulting from the debt restructuring. More specifically, the expense on the loss reflects refinement of the transition tax, the impacts related to GILTI and the business interest deduction limitation which, as a result of the Company’s debt restructuring activities during the quarter, required a full valuation allowance on the current year nondeductible business interest expense. In addition, the benefit on the losses for the nine months is reduced by the goodwill impairment charge, which for tax purposes is primarily nondeductible, of $134.4 and $83.1 incurred in the third and second quarter, respectively.

Segment Net Sales and Operating Profit Summary

The following tables represent information regarding the segment operating profit metrics excluding the impact of restructuring and non-routine charges, by reporting segment. Refer to note 20 of the condensed consolidated financial statements for further details of net sales and segment operating profit:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Eurasia Banking:	2019	2018	% Change	2019	2018	% Change
Net sales	$405.2	$434.3	(6.7)	$1,218.0	$1,306.9	(6.8)
Segment operating profit	$41.5	$44.1	(5.9)	$114.0	$81.8	39.4
Segment operating profit margin	10.2%	10.2%		9.4%	6.3%
N/M = Not Meaningful
For the three months ended September 30, 2019, Eurasia Banking net sales decreased $29.1, including a net unfavorable currency impact of $14.0, related primarily to the euro, and divestitures of $7.9. Excluding currency and the impact of divestitures, net sales decreased $7.3 largely driven by services revenue decreased primarily due to lower installation services activity. Partially offsetting the services decrease, higher product revenue from increased volume in Germany, the Middle East and South Africa as a result of Windows 10 upgrades and other product enhancements.

For the nine months ended September 30, 2019, Eurasia Banking net sales decreased $88.9, including a net unfavorable currency impact of $71.6 related primarily to the euro and divestitures of $18.2. Excluding currency and the impact of divestitures, net sales increased $0.9 primarily due to higher product volume in Germany, the Middle East and South Africa related to unit replacements from Windows 10 upgrades. These increases were partially offset by decreased services revenue from a low-margin maintenance contract roll off with a particular customer in India as well as lower professional services activity in Germany and lower service volume in the U.K.

Segment operating profit decreased $2.6 in the three months ended September 30, 2019 including a net unfavorable currency impact of $2.2. Excluding the impact of currency, operating profit decreased $0.4 for the three months September 30, 2019 related to lower project volume. Segment operating profit increased $32.2 for the nine months ended September 30, 2019 including a net unfavorable currency impact of $9.1, primarily due to the euro. Excluding the impact of currency, operating profit increased $41.3 for the nine months September 30, 2019 due in part to higher gross margins on services and products as well as lower selling and administrative expenses. The favorable services margin was primarily attributable to the services modernization program which benefited numerous countries in Europe and Asia, while products margin also benefited from DN Now initiatives, higher volume as well as favorable country and product mix. Additionally, segment operating profit benefited from lower operating expenses tied to DN Now initiatives, restructuring programs and the phase out of non-profitable service contracts in India.

Segment operating profit margin remained flat for the three months. Segment operating profit increased 3.1 percent for the nine months ended September 30, 2019, despite lower net sales, as a result of higher services and products gross margin and lower operating expense primarily attributable to DN Now initiatives.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2019
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Americas Banking:	2019	2018	% Change	2019	2018	% Change
Net sales	$403.7	$382.5	5.5	$1,186.3	$1,086.8	9.2
Segment operating profit	$28.8	$1.6	N/M	$79.8	$3.3	N/M
Segment operating profit margin	7.1%	0.4%		6.7%	0.3%
N/M = Not Meaningful

For the three months ended September 30, 2019, Americas Banking net sales increased $21.2, including a net unfavorable currency impact of $0.4 related to the Canada dollar and Brazil real. Excluding currency and the impact of a small divestiture, net sales increased $22.4 primarily due to increased product volume and related service installation revenue from unit replacements from Windows 10 upgrades in Brazil, Mexico and Canada slightly offset by lower maintenance revenue in the U.S. For the nine months ended September 30, 2019, Americas Banking net sales increased $99.5, including a net unfavorable currency impact of $9.5 related to the Brazil real. Excluding currency and a small divestiture, net sales increased $112.0 driven primarily by product sales in Canada, Brazil, Mexico and the U.S regional customers related to unit replacements from Windows 10 upgrades. Partially offsetting the increases, services revenue declined from lower maintenance contract volume and billed work activity in the U.S.

Segment operating profit increased $27.2 and $76.5 for the three and nine months ended September 30, 2019, respectively, mostly from DN Now initiatives favorably impacting both cost of sales and operating expense. Gross profit was favorably impacted by current large product refresh projects in Canada and favorable solution mix in the U.S., Brazil and Latin America. Additionally, the Company made improvements to supply chain management resulting in lower expedited freight costs. The three and nine months ended September 30, 2018 were unfavorably impacted by one-time banking services cost in Brazil.

Segment operating profit margin increased 6.7 percent and 6.4 percent for the three and nine months ended September 30, 2019, respectively, primarily as a result of higher product gross margin, in addition to lower cost related to the DN Now initiatives.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Retail:	2019	2018	% Change	2019	2018	% Change
Net sales	$269.9	$302.2	(10.7)	$852.8	$895.1	(4.7)
Segment operating profit	$13.5	$18.4	(26.6)	$37.2	$34.1	9.1
Segment operating profit margin	5.0%	6.1%		4.4%	3.8%

For the three months ended September 30, 2019, Retail net sales decreased $32.3, including a net unfavorable currency impact of $11.8 mostly related to the euro and divestitures of $4.3. Excluding currency and the impact of divestitures, net sales decreased $16.1 primarily from lower POS volume in Europe which was partially offset by growth in SCO. For the nine months ended September 30, 2019, Retail net sales decreased $42.3, including a net unfavorable currency impact of $51.4 mostly related to the euro and divestitures of $14.1. Excluding currency and the impact of divestitures, net sales increased $23.2 primarily from higher product volume driven by incremental reverse vending and SCO projects.

Segment operating profit decreased $4.9 for the three months ended September 30, 2019 including a net unfavorable currency impact of $0.8. Excluding the impact of currency, segment operating profit decreased $4.1 due to lower product volume in the U.S. and Brazil. Segment operating profit increased $3.1 for the nine months ended September 30, 2019 including a net unfavorable currency impact of $3.7. Excluding the impact of currency, segment operating profit increased $6.8 as lower costs and expenses tied to DN Now initiatives as well as higher volume and favorable service mix related to maintenance and support activities in Europe.

Segment operating profit margin decreased 1.1 percent for the three months ended September 30, 2019 primarily related to lower product volume. Segment operating profit increased 0.6 percent for the nine months ended September 30, 2019 primarily from lower costs and expenses tied to DN Now initiatives as well as higher volume and favorable service mix related to maintenance and support activities in Europe.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2019
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Liquidity and Capital Resources

The Company's total cash and cash availability as of September 30, 2019 and December 31, 2018 was as follows:

	September 30, 2019	December 31, 2018
Cash and cash equivalents (excluding restricted cash)	$248.7	$353.1
Additional cash availability from
Cash included in assets held for sale	38.9	—
Uncommitted lines of credit	34.8	28.0
Revolving Facility	385.8	347.5
Short-term investments	8.2	33.5
Total cash and cash availability	$716.4	$762.1

Capital resources are obtained from income retained in the business, borrowings under the Company’s committed and uncommitted credit facilities and operating and capital leasing arrangements. Management expects that the Company’s capital resources will be sufficient to finance planned working capital needs, R&D activities, investments in facilities or equipment, pension contributions and any repurchases of the Company’s common shares for at least the next 12 months. The Company had $3.6 and $105.3 of restricted cash at September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019, $237.8 or 92.6 percent of the Company's cash and cash equivalents and short-term investments reside in international tax jurisdictions. Repatriation of certain international funds could be negatively impacted by potential payments for foreign taxes. The Company has approximately $1,300 of earnings that are available for repatriation with no additional tax expense. The Company estimates it will pay approximately $50 of cash income taxes in 2019. The Company has made acquisitions in the past and may make acquisitions in the future. Part of the Company’s strategy is to optimize the business portfolio through divestitures and complementary acquisitions. The Company intends to finance any future acquisitions with cash and short-term investments, cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares.

The following table summarizes the results of the Company's condensed consolidated statement of cash flows for the nine months ended September 30:

Summary of cash flows:	2019	2018
Net cash provided (used) by operating activities	$7.4	$(372.1)
Net cash provided by investing activities	10.2	90.1
Net cash (used) provided by financing activities	(184.9)	196.9
Effect of exchange rate changes on cash and cash equivalents	(7.2)	(14.4)
Decrease in cash, cash equivalents and restricted cash	$(174.5)	$(99.5)

Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for income taxes, restructuring and integration activities, pension funding and other items impact reported cash flows. Net cash provided by operating activities was $7.4 for the nine months ended September 30, 2019, a decrease in use of $379.5 from $372.1 for the same period in 2018.

•
Cash flows from operating activities during the nine months ended September 30, 2019 compared to the same period in 2018 were impacted by a $216.5 decrease in net loss inclusive of the 2018 non-cash goodwill impairment of $217.5. Refer to the Results of Operations discussed above for further discussion of the Company's net loss.

•
The net aggregate of trade receivables, inventories and accounts payable provided $100.3 and used $160.2 in operating cash flows during the nine months ended September 30, 2019 and 2018, respectively. Trade receivables cash provided $110.1 for the nine months ended September 30, 2019 compared to a usage of $20.6 for the same period in the prior-year primarily due to improvement in collections in America and EMEA. Inventory cash use decreased $144.1 compared to the same period in the prior year primarily due to improved product inventory management in EMEA and North America related to management's initiative of streamlining the product portfolio and harvesting inventory. Cash provided by accounts payable decreased primarily related to reduced spending in the Americas as a result of cost savings initiatives.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2019
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

•
In the aggregate, the other combined certain assets and liabilities used $71.4 for the nine months ended September 30, 2019 compared to $142.4 during the same period in 2018. The decrease in use was primarily due to lower income taxes paid and increased non-cash deferred income taxes due to the results of operations as well as lower net value added tax payments as a result of improved refundable utilization.

Depreciation and amortization expense decreased $15.3 to $171.3 during the nine months ended September 30, 2019 compared to $186.6 during the same period in 2018 primarily due to a reduction in capital spend. Share-based compensation decreased $7.8 to $19.4 for the nine months ended September 30, 2019 primarily due to a reduction in shares awarded in 2019.

Investing Activities

The maturities and purchases of investments primarily relate to short-term investment activity in Brazil. The $79.9 change was primarily due to the monetization of the Company's investment in the company owned life insurance plans in the third quarter of 2018 and a reduction in utilization of short-term investments in Brazil for cash needs as well as a reduction in the Company's capital spend.

Financing Activities

Net cash used by financing activities was $184.9 for the nine months ended September 30, 2019 compared to net cash provided by financing activities of $196.9 for the nine months ended 2018, an increase in use of $381.8. The change was primarily related to the Term Loan A-1 Facility proceeds in August 2018 partially offset by the redemption of shares and cash compensation to Diebold Nixdorf AG minority shareholders of $98.1 for the nine months ended September 30, 2019 compared to $337.8 in the prior-year period. Additionally, there was a decrease in net borrowings (repayments) under the Company's revolving facility as a result of favorable operating cash flow in the nine-month period ending September 30, 2019 compared to the prior year.

Refer to note 11 for additional information regarding the Company's debt obligations. The Company paid cash for interest related to its debt of $130.5 and $66.8 in the nine months ended September 2019 and 2018, respectively. As defined by the Company's credit agreement, the ratio of net debt to trailing 12 months adjusted EBITDA was 4.7 times as of September 30, 2019. As of September 30, 2019, the Company was in compliance with the financial and other covenants in its debt agreements.

Refer to note 17 for additional information regarding the Company's hedging and derivative instruments.

Dividends The Company paid dividends of $7.7 in the nine months ended September 30, 2018. In May 2018, the Company announced its decision to reallocate future dividend funds towards debt reduction and other capital resource needs. As a result, there was no dividend for the three and nine months ended September 30, 2019.

Contractual Obligations In the first half of 2019, the Company entered into purchase commitments due within one year for materials through contract manufacturing agreements for a total negotiated price. At September 30, 2019, the Company had purchase commitments due within one year totaling $0.1 for materials through contract manufacturing agreements at negotiated prices.

Except for the items noted above, all contractual cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at September 30, 2019 compared to December 31, 2018.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2019
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

In addition to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s annual report on Form 10-K for the year ended December 31, 2018, the Company adopted ASU 2016-02 and its subsequent amendments related to lease accounting. The standard requires that a lessee recognize on its balance sheet ROU assets and corresponding liabilities resulting from leasing transactions, as well as additional financial statement disclosures. Previously, U.S. GAAP only required balance sheet recognition for leases classified as capital leases. The provisions of this update apply to substantially all leased assets. Subsequent ASUs related to this standard are updates, which prescribe a practical expedient for implementation and narrow-scope improvements for lessors. For more information regarding the implementation of this standard, refer to note 2.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2019
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

•	the amount and timing of repurchases of the Company's common shares, if any; and

•	the Company's ability to refinance its debt when necessary or desirable.

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
FORM 10-Q as of September 30, 2019
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

In connection with the preparation of this quarterly report on Form 10-Q, the Company's management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that such disclosure controls and procedures were not effective as of September 30, 2019 due to the material weaknesses in the Company's internal control over financial reporting as described below.

A material weakness in internal control over financial reporting is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2018 and notes that the material weaknesses were not remediated as of September 30, 2019.

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
FORM 10-Q as of September 30, 2019
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

•	Implementing consistent inventory valuation controls at all locations and communicating the requirements for effectively operating such controls to all businesses; and

•	Implementing controls over calculations associated with non-routine transactions at a more precise level of operation.

Change in Internal Controls

During the third quarter, certain advancements were made in our efforts to remediate the material weaknesses in internal control over financial reporting at December 31, 2018. The actions included the following:

•	We performed a full user access review of IT users, and as a result, revoked access that was concluded to be inappropriate;

•
We refined our accounting policy and procedures related to inventory valuation, communicated the changes to the impacted finance personnel at our global locations, and conducted training to emphasize and reinforce the changes that were made; and

•	We refined our procedures around calculations associated with non-routine transactions, including the related underlying inputs and assumptions utilized in making the calculations.

Further execution of key controls and testing to be conducted through the balance of 2019 and early 2020 will determine whether these changes will prove effective in remediating the respective underlying material weaknesses.
There have been no other changes in the Company’s internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2019
(in millions, except share and per share amounts)

Part II – Other Information
Item 1: Legal Proceedings

At September 30, 2019, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Information concerning the Company’s share repurchases made during the second quarter of 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
July	2,060	$9.58	—	2,426,177
August	369	$12.55	—	2,426,177
September	1,292	$9.39	—	2,426,177
Total	3,721	$9.81	—

(1)	All shares were surrendered or deemed surrendered to the Company in connection with the Company’s share-based compensation plans.

(2)
The total number of shares repurchased as part of the publicly announced share repurchase plan since its inception was 13,450,772 as of September 30, 2019. The plan was approved by the Board of Directors in 1997. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. The plan has no expiration date. The following table provides a summary of Board of Directors approvals to repurchase the Company’s outstanding common shares:

Total Number of Shares Approved for Repurchase
1997	2,000,000
2004	2,000,000
2005	6,000,000
2007	2,000,000
2011	1,876,949
2012	2,000,000
15,876,949

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2019
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

3.2
Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated – incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (Commission File No. 1-4879)

3.3
Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated – incorporated by reference to Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 1-4879)

3.4
Certificate of Amendment to Amended Articles of Incorporation of Diebold Nixdorf, Incorporated – incorporated by reference to Exhibit 3.1(i) to Registrant’s Current Report on Form 8-K filed on December 12, 2016 (Commission File No. 1-4879)

3.5
Certificate of Amendment to Amended Articles of Incorporation of Diebold Nixdorf, Incorporated, effective April 26, 2017 – incorporated by reference to Exhibit 3.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (Commission File No. 1-4879)

10.1
Seventh Amendment to Credit Agreement, dated as of August 7 2019, among Diebold Nixdorf Incorporated, the subsidiary borrowers thereto, the guarantor party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent (Commission File No. 1-4879)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD NIXDORF, INCORPORATED

Date:	October 29, 2019		/s/ Gerrard B. Schmid
		By:	Gerrard B. Schmid
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 29, 2019		/s/ Jeffrey Rutherford
		By:	Jeffrey Rutherford
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)