Form 10-K
period 2019-12-31
DIEBOLD NIXDORF, Inc
filed 2020-02-26
CIK 28823

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-4879
Diebold Nixdorf, Incorporated
(Exact name of registrant as specified in its charter)

Ohio			34-0183970
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

5995 Mayfair Road, P.O. Box 3077	North Canton	Ohio	44720-8077
(Address of principal executive offices)			(Zip Code)
Registrants telephone number, including area code (330)490-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares $1.25 Par Value	DBD	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
Approximate aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 28, 2019, based upon the closing price on the New York Stock Exchange on June 28, 2019 was $698,809,420.
Number of common shares outstanding as of February 20, 2020 was 77,531,582.
DOCUMENTS INCORPORATED BY REFERENCE
Listed hereunder are the documents, portions of which are incorporated by reference, and the parts of this Form 10-K into which such portions are incorporated:
Diebold Nixdorf, Incorporated Proxy Statement for 2020 Annual Meeting of Shareholders to be held on or about May 1, 2020, portions of which are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1: BUSINESS
(dollars in millions)

GENERAL

Diebold Nixdorf, Incorporated (collectively with its subsidiaries, the Company) is a world leader in enabling Connected Commerce™. The Company automates, digitizes and transforms the way people bank and shop. The Company’s integrated solutions connect digital and physical channels conveniently, securely and efficiently for millions of consumers every day. As an innovation partner for nearly all of the world's top 100 financial institutions and a majority of the top 25 global retailers, the Company delivers unparalleled services and technology that power the daily operations and consumer experience of banks and retailers around the world. The Company has a presence in more than 100 countries with approximately 22,000 employees worldwide.

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

DN Now Transformation Activities

Commensurate with its strategy, the Company is executing its multi-year transformation program called DN Now to relentlessly focus on its customers while improving operational excellence. Key activities include:

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

These work streams are designed to improve the Company’s profitability and net leverage ratio while establishing a foundation for future growth. The gross annualized savings target for DN Now is approximately $440 through 2021, of which approximately$130 is anticipated to be realized during 2020. In order to achieve these savings, the Company has and will continue to restructure the workforce globally, integrate and optimize systems and processes, transition workloads to lower cost locations, renegotiate and consolidate supplier agreements and streamline real estate holdings. By executing on these and other operational improvement activities, the Company expects to increase customer intimacy and satisfaction, while providing career enrichment opportunities for employees and enhancing value for shareholders. In 2019, the Company achieved approximately $175 in annualized gross run rate savings. The cost to achieve these savings was approximately $115 and was largely due to restructuring and the implementation of DN Now transformational programs.

CONNECTED COMMERCE™ SOLUTIONS

The Company’s operating structure is focused on its two customer segments — Banking and Retail. Leveraging a broad portfolio of solutions, the Company offers customers the flexibility to purchase the combination of services, software and systems that drive the most value to their business.

Banking

The Company provides integrated solutions for financial institutions of all sizes designed to help drive operational efficiencies, differentiate the consumer experience, grow revenue and manage risk. Banking operations are managed within two geographic regions. The Eurasia region includes the economies of Western Europe, Eastern Europe, Asia, the Middle East and Africa. The Americas region encompasses the United States (U.S.), Canada, Mexico and Latin America.

For banking clients, services represents the largest operational component of the Company. Diebold Nixdorf AllConnect® Services was launched in 2018 to power the business operations of financial institutions of all sizes. This as-a-service offering provides financial institutions with the capabilities and technology needed to make physical distribution channels as agile, integrated, efficient and differentiated as their digital counterparts by leveraging a data-driven Internet of Things (IoT) infrastructure.

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

In 2019, the Company introduced the DN Series™, a family of self-service solutions designed to meet the needs of a progressively transforming industry. These holistic, digitally-connected solutions are built upon an integrated software and services model and provide a modern and personalized experience for consumers, while delivering maximum efficiency and reliability for financial institutions.

The DN Series is the culmination of several years of investment in consumer research, design and engineering resources. Key benefits and features of DN Series include:

•	Improved ATM availability and performance through intelligent design, the use of sensor technology and machine learning via the AllConnect Data Engine

•	Higher note capacity and processing power with next-generation cash recycling technology

•	Improved security in a smaller footprint

•	Full integration with the DN Vynamic™ software suite

•	Technological capability that facilitates a streamlined, simplified product portfolio

•	Modular and upgradeable design, enabling a simplified and streamlined internal supply chain

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

The DN Vynamic software suite for retailers provides a comprehensive, modular and open solution ranging from the in-store checkout to solutions across multiple channels that improve end-to-end store processes and facilitate continuous consumer engagements in support of a digital ecosystem. This includes click & collect, reserve & collect, in-store ordering and return-to-store processes across the retailers' physical and digital sales channels. Operational data from a number of sources, such as enterprise resource planning (ERP), point of sale (POS), store systems and customer relationship management systems (CRM), may be integrated across all customer connection points to create seamless and differentiated consumer experiences.

Diebold Nixdorf AllConnect Services for retailers include maintenance and availability services to continuously optimize the performance and total cost of ownership of retail touchpoints, such as checkout, self-service and mobile devices, as well as critical store infrastructure. The solutions portfolio includes: implementation services to expand, modernize or upgrade store concepts; maintenance services for on-site incident resolution and restoration of multivendor solutions; support services for on-demand service desk support; operations services for remote monitoring of stationary and mobile endpoint hardware; as well as application services for remote monitoring of multivendor software and planned software deployments and data moves. As a single point of contact, service personnel plan and supervise store openings, renewals and transformation projects, with attention to local details and customers’ global IT infrastructure.

The retail systems portfolio includes modular and integrated, “all-in-one” POS and self-service terminals that meet evolving consumer shopping journeys, as well as retailers’ and store staff’s automation requirements. The Company’s self-checkout (SCO) systems and ordering kiosks facilitate a seamless and efficient transaction experience. The BEETLE®/iSCAN EASY eXpress™, hybrid products, can alternate from attended operation to SCO with the press of a button. The K-two Kiosk automates routine tasks and in-store transactions, offers order-taking abilities, particularly at quick service restaurants (QSRs) and fast casual restaurants and presents functionality that furthers store automation and digitalization. Supplementing the POS system is a broad range of peripherals, including printers, scales and mobile scanners, as well as the cash management portfolio, which offers a wide range of banknote and coin processing systems.

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

In the retail market, the Company helps retailers transform their stores to a consumer-centric approach by providing electronic POS (ePOS), automated checkout solutions, cash management, software and services. The Company competes with some of the key players highlighted above plus other technology firms such as Toshiba and Fujitsu, and specialized software players such as GK Software, Oracle, Aptos and PCMS. Many retailers also work with proprietary software solutions.

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

OPERATIONS

The Company’s operating results and the amount and timing of revenue are affected by numerous factors, including production schedules, customer priorities, sales volume and mix. During the past several years, the Company has honed its offerings to become a total solutions provider with a focus on Connected Commerce. As a result of the emphasis on services and software, the nature of the Company's workforce is changing and requires new skill sets in areas such as:

•	Advanced security and compliance measures

•	Advanced sensors

•	Modern field services operations

•	Cloud computing

•	Analytics

•	As-a-service expertise

The principal raw materials used by the Company in its manufacturing operations are steel, plastics, electronic parts and components and spare parts, which are purchased from various major suppliers. These materials and components are generally available in ample quantities.

The Company carries working capital mainly related to trade receivables and inventories. Inventories generally are manufactured or purchased as orders are received from customers. The Company’s customary payment terms typically range from 30 to 90 days from date of invoice. The Company generally does not offer extended payment terms. The Company also provides financing arrangements to customers that are largely classified and accounted for as sales-type leases.

PRODUCT BACKLOG

The Company's product backlog was $795.5 and $971.9 as of December 31, 2019 and 2018, respectively. The backlog generally includes orders estimated or projected to be shipped or installed within 18 months. Although the Company believes the orders included in the backlog are firm, some orders may be canceled by customers without penalty, and the Company may elect to permit cancellation of orders without penalty where management believes it is in the Company's best interests to do so. Historically, the Company has not experienced significant cancellations within its product backlog. Additionally, over 50 percent of the Company's revenues are derived from its service business, for which backlog information is not measured. Therefore, the Company does not believe that its product backlog, as of any particular date, is necessarily indicative of revenues for any future period.

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

ENVIRONMENTAL

Compliance with federal, state and local environmental protection laws during 2019 had no material effect upon the Company’s business, financial condition or results of operations.

EMPLOYEES

At December 31, 2019, the Company employed approximately 22,000 associates globally. The Company conducts business in more than 100 countries.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

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

The Company's DN Now initiatives consist of a customer-focused operating model designed to increase profitable sales, improve gross margin, improve operating efficiencies and reduce operating costs. Although the Company has achieved a substantial amount of annual cost savings associated with the cost-cutting initiatives of DN Now, it may be unable to sustain the cost savings that it has achieved or may be unable to achieve additional cost savings. The Company has incurred approximately $115 of costs related to DN Now and expects to incur additional costs in the future. If the Company is unable to achieve, or has any unexpected delays in achieving, the goals of DN Now, or if the associated costs are higher than currently anticipated, its results of operations and cash flows may be adversely affected. Even if the Company meets its goals as a result of its DN Now initiatives, it may not receive the expected financial benefits of these initiatives, within the expected timeframe or at all.

The Company is exposed to additional litigation risk and uncertainty with respect to the remaining minority shareholders of Diebold Nixdorf AG.

As a result of the 2016 acquisition of Diebold Nixdorf AG (the Acquisition), the Company continues to be exposed to litigation risk arising out of two separate appraisal proceedings in connection with the integration of its former listed subsidiary, Diebold Nixdorf AG. The first appraisal proceeding relates to the domination and profit and loss transfer agreement (the DPLTA) entered into by Diebold Holding Germany Inc. & Co. KGaA (Diebold KGaA), a wholly-owned subsidiary of the Company and former Diebold Nixdorf AG, which became effective on February 17, 2017. The second appraisal proceeding relates to the cash merger squeeze-out of minority shareholders of Diebold Nixdorf AG, which became effective on May 10, 2019. In these court-led proceedings, the plaintiffs challenge the adequacy of both forms of compensation payment to minority shareholders agreed under the terms of the DPLTA, as well as the adequacy of the cash exit compensation in connection with the merger squeeze-out and the final judgment of each of these proceedings would then apply to all Diebold Nixdorf AG shares outstanding at the time when the DPLTA or the merger squeeze-out, respectively, became effective. The Company cannot rule out that the competent court in both such appraisal proceedings may adjudicate a higher exit compensation and/or recurring payment obligation (in each case, including interest thereon) than agreed upon in the DPLTA or the merger squeeze-out, the financial impact and timing of which is uncertain.

The Company’s failure to meet its debt service obligations could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s high level of indebtedness could adversely affect the Company’s operations and liquidity. The Company’s level of indebtedness could, among other things:

•
make it more difficult for the Company to pay or refinance its debts as they become due during adverse economic and industry conditions because the Company may not have sufficient cash flows to make its scheduled debt payments

•
cause the Company to use a larger portion of its cash flow to fund interest and principal payments, reducing the availability of cash to fund working capital, capital expenditures, R&D and other business activities

•	limit the Company’s ability to take advantage of significant business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions

•	cause the Company to be more vulnerable to general adverse economic and industry conditions

•	cause the Company to be disadvantaged compared to competitors with less leverage

•	result in a downgrade in the credit rating of the Company or indebtedness of the Company or its subsidiaries, which could increase the cost of borrowings

•	limit the Company’s ability to borrow additional monies in the future to fund working capital, capital expenditures, R&D and other business activities

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

The Credit Agreement and the Indenture contain a number of restrictive covenants that impose significant operating and financial restrictions on the Company and may limit its ability to engage in acts that may be in its long-term best interest, including restrictions on its ability to:

•	incur additional indebtedness and guarantee indebtedness

•	pay dividends or make other distributions or repurchase or redeem capital stock

•	prepay, redeem or repurchase certain debt

•	issue certain preferred stock or similar equity securities

•	make loans and investments

•	sell assets

•	incur liens

•	enter into transactions with affiliates

•	alter the businesses the Company conducts

•	enter into agreements restricting the Company's subsidiaries’ ability to pay dividends

•	consolidate, merge or sell all or substantially all of the Company's assets

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

A breach of the covenants or restrictions under the Indenture or under the Credit Agreement could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the Credit Agreement would permit the lenders under the Company's revolving credit facility to terminate all commitments to extend further credit under that facility. Furthermore, if the Company were unable to repay the amounts due and payable under its revolving credit facility and term loans, those lenders could proceed against the collateral granted them to secure that indebtedness. In the event the Company's lenders or noteholders accelerate the repayment of its borrowings, the Company and its subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, the Company may be:

•	limited in how it conduct its business

•	unable to raise additional debt or equity financing to operate during general economic or business downturns

•	unable to compete effectively or to take advantage of new business opportunities

These restrictions may affect the Company's ability to grow in accordance with its strategy. In addition, the Company's financial results, its substantial indebtedness and its credit ratings could adversely affect the availability and terms of its financing.

The interest rates of our term loans are priced using a spread over the London interbank offered rate (LIBOR).

LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. The Company typically uses LIBOR as a reference rate in its term loans and revolving credit facilities such that the interest due to our creditors pursuant to such loans, which constitute a significant portion of our indebtedness, is calculated using LIBOR.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions convened by the U.S. Federal Reserve, has recommended the Secured Overnight Financing Rate (SOFR) as a more robust reference rate alternative to U.S. dollar LIBOR. SOFR is calculated based on short-term repurchase agreements, backed by Treasury securities. SOFR is observed and backward-looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. As such, the future of LIBOR at this time is uncertain. In preparation for the potential phase out of LIBOR, we may need to renegotiate our financial obligations and derivative instruments that utilize LIBOR. However, these efforts may not be successful in mitigating the legal and financial risk from changing the reference rate in our legacy agreements. Furthermore, the discontinuation of LIBOR may adversely impact our ability to manage and hedge exposures to fluctuations in interest rates using derivative instruments.

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

In addition to the Acquisition and non-core and/or non-accretive divestitures, the Company may be unable to successfully and effectively manage acquisitions, divestitures, alliances, and other significant transactions, which could harm its operating results, business and prospects.

As part of its business strategy, the Company engages in discussions with third parties regarding possible investments, acquisitions, strategic alliances, joint ventures, divestitures and outsourcing arrangements, and enters into agreements relating to such transactions in order to further its business objectives. Such transactions present significant risks and challenges and there can be no assurances that the Company will manage such transactions successfully or that strategic opportunities will be available to the Company on acceptable terms or at all. Related risks include the Company failing to achieve strategic objectives, anticipated benefits or timing of a transaction or contractual obligations. Such transactions may require the Company to manage post-closing transitions services or integration issues. Risks of these transactions can be more pronounced in larger and more complicated transactions, or if multiple transactions are pursued simultaneously.

The Company’s ability to deliver products that satisfy customer requirements is dependent on the performance of its subcontractors and suppliers, as well as on the availability of raw materials and other components.

The Company relies on other companies, including subcontractors and suppliers, to provide and produce raw materials, integrated components and sub-assemblies and production commodities included in, or used in the production of, its products. If one or more of the Company's subcontractors or suppliers experiences delivery delays or other performance problems, it may be unable to meet commitments to its customers or incur additional costs. In some instances, the Company depends upon a single source of supply. Any service disruption from one of these suppliers, either due to circumstances beyond the supplier’s control, such as geo-political developments or public health concerns (including viral outbreaks, such as the coronavirus), or as a result of performance problems or financial difficulties, could have a material adverse effect on the Company's ability to meet commitments to its customers or increase its operating costs.

The Company manufactures a substantial amount of its products outside of China in Paderborn, Germany and Manaus, Brazil. Only some of its products are manufactured in China. The ongoing coronavirus outbreak since the beginning of 2020 has resulted in increased travel restrictions and extended shutdown of certain businesses in the region. The Company has taken steps to support its employees in China, as well as steps to mitigate any impacts on its supply chain relating to Chinese suppliers. At present, the overall impact of the coronavirus outbreak is difficult to predict, but if the virus impacts additional locations or other unexpected impacts, it could have some effect on the Company's business, financial condition and/or results of operations.

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

Additionally, the Company's future results could be adversely affected by the results of indirect tax audits and examinations, and continuing assessments of its indirect tax exposures. A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated accrual. The Company estimated the aggregate risk at December 31, 2019 to be up to $102.5 for its material indirect tax matters. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire. It is reasonably possible that the Company could be required to pay taxes, penalties and interest related to this matter or other open years, which could be material to its financial condition and results of operations.

Demand for and supply of the Company's services and products may be adversely affected by numerous factors, some of which it cannot predict or control. This could adversely affect its operating results.

Numerous factors may affect the demand for and supply of the Company's services and products, including:

•	changes in the market acceptance of its services and products

•	customer and competitor consolidation

•	changes in customer preferences

•	declines in general economic conditions

•	disruptive technologies

•	changes in environmental regulations that would limit its ability to service and sell products in specific markets;

•
macro-economic factors affecting retail stores and banks, credit unions and other financial institutions may lead to cost-cutting efforts by customers, including branch closures, which could cause it to lose current or potential customers or achieve less revenue per customer

•	availability of purchased products

If any of these factors occur, the demand for and supply of the Company's services and products could suffer, which could adversely affect its results of operations.

In international markets, the Company competes with local service providers that may have competitive advantages.

In a number of international markets in each region where the Company operates, it faces substantial competition from local service providers that offer competing services and products. Some of these companies may have a dominant market share in their territories and may be owned by local stakeholders. This could give them a competitive advantage. Local providers of competing services and products may also have a substantial advantage in attracting customers in their countries due to more established branding in that country, greater knowledge with respect to the tastes and preferences of customers residing in that country and/or their focus on a single market. As a U.S. based multi-national corporation, the Company must ensure its compliance with both U.S. and foreign regulatory requirements, while local competitors only need to observe applicable regional, national or local laws that may be less onerous.

Because the Company's operations are conducted worldwide, they are affected by risks of doing business abroad.

The Company generates a significant percentage of revenue from operations conducted outside the U.S. Revenue from international operations amounted to approximately 76.8 percent in 2019, 77.1 percent in 2018 and 77.2 percent in 2017 of total revenue during these respective years.

Accordingly, international operations are subject to the risks of doing business abroad, including, among other things, the following:

•	fluctuations in currency exchange rates, particularly in EMEA (primarily the euro (EUR), Great Britain pound sterling (GBP), Mexico (peso), Thailand (baht) and Brazil (real)

•	transportation and supply chain delays and interruptions

•	political and economic instability and disruptions, including the impact of trade agreements

•	the failure of foreign governments to abide by international agreements and treaties

•	restrictions on the transfer of funds

•	the imposition of duties, tariffs and other taxes

•	import and export controls

•	changes in governmental policies and regulatory environments

•
ensuring the Company's compliance with U.S. laws and regulations and applicable laws and regulations in other jurisdictions, including the Foreign Corrupt Practices Act (FCPA), the U.K. Bribery Act, and applicable laws and regulations in other jurisdictions

•	increasingly complex laws and regulations concerning privacy and data security, including the European Union’s (EU) General Data Protection Regulation (GDPR)

•	labor unrest and current and changing regulatory environments

•	the uncertainty of product acceptance by different cultures

•	the risks of divergent business expectations or cultural incompatibility inherent in establishing strategic alliances with foreign partners

•	difficulties in staffing and managing multi-national operations

•	limitations on the ability to enforce legal rights and remedies

•	reduced protection for intellectual property rights in some countries

•	potentially adverse tax consequences, including repatriation of profits

•
disruptions in our business, or the businesses of our suppliers or customers, due to cybersecurity incidents, terrorist activity, armed conflict, war, public health concerns (including viral outbreaks, such as the coronavirus), fires or other natural disasters

Any of these events could have an adverse effect on the Company's international operations by reducing the demand for its services and products or decreasing the prices at which it can sell its services and products, thereby adversely affecting its financial condition or operating results. The Company may not be able to continue to operate in compliance with applicable customs, currency exchange control regulations, transfer pricing regulations or any other laws or regulations to which it may be subject. In addition, these laws or regulations may be modified in the future, and the Company may not be able to operate in compliance with those modifications.

Significant developments from the recent and potential changes in U.S. trade policies could have a material adverse effect on the Company and its financial condition and results of operations.

The U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, including additional tariffs of 25 percent on certain goods imported from China. The Company manufactures a substantial amount of its products in China and are presently subjected to these additional tariffs. These tariffs, and other governmental action relating to international trade agreements or policies, the adoption and expansion of trade restrictions, or the occurrence of a trade war may adversely impact demand for the Company's products, costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, as a result, adversely impact its business. These additional tariffs may cause the Company to increase prices to its customers, which may reduce demand, or, if it is unable to increase prices, result in lowering its margin on products sold. It remains unclear what the U.S. or foreign governments will or will not do with respect to tariffs, international trade agreements and policies on a short-term or long-term basis. The Company cannot predict future trade policy or the terms of any renegotiated trade agreements and their impacts on its business.

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

Economic conditions and regulatory changes leading up to and following the United Kingdom's (U.K.) exit from the EU could have a material adverse effect on the Company's business and results of operations.

The U.K.’s exit from the EU (Brexit) and the resulting significant change to the U.K.’s relationship with the EU and with countries outside the EU (and the laws, regulations and trade deals impacting business conducted between them) could disrupt the overall economic growth or stability of the U.K. and the EU and negatively impact the Company’s European operations. The U.K. and the EU entered into a withdrawal agreement that set out the terms governing the U.K.’s departure, including, among other things, a transition period that will last until December 31, 2020, unless extended, to allow for a future trade deal to be agreed upon. It is possible that Brexit will result in the Company’s EU operations becoming subject to materially different, and potentially conflicting, laws, regulations or tariffs, which could require costly new compliance initiatives or changes to legal entity structures or operating practices. Furthermore, in the event the U.K. leaves the EU with no agreement, there may be additional adverse impacts on immigration and trade between the U.K. and the EU or countries outside the EU.

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

As of December 31, 2019, the Company had $764.0 of goodwill. The Company’s four reporting units are defined as Eurasia Banking, Americas Banking, EMEA Retail and Rest of World Retail. Management concluded during a second and third quarter interim goodwill impairment tests for 2018 that a portion of the Company’s goodwill was not recoverable and recorded a $180.2 non-cash impairment loss for the year ended December 31, 2018. The techniques used in its qualitative and quantitative assessment and goodwill impairment tests incorporate a number of estimates and assumptions that are subject to change. Although the Company believes these estimates and assumptions are reasonable and reflect market conditions forecast at the assessment date, any changes to these assumptions and estimates due to market conditions or otherwise may lead to an outcome where impairment charges would be required in future periods.

System security risks, systems integration and cybersecurity issues could disrupt the Company's internal operations or services provided to customers, and any such disruption could adversely affect revenue, increase costs, and harm its reputation and stock price.

Experienced computer programmers and hackers may be able to penetrate the Company's network security and misappropriate its own confidential information or those of its customers, encrypt or corrupt data, create system disruptions or cause shutdowns. Such a cybersecurity incident could be particularly harmful if it remains undetected for an extended period of time. Groups of hackers may also act in a coordinated manner to launch distributed denial of service attacks, or other coordinated attacks, that may cause service outages or other interruptions. While the Company employs a number of protective measures designed to reduce cybersecurity incidents, these measures may fail to prevent or detect them. We have experienced cybersecurity incidents in the past, but none of these incidents, individually or in the aggregate, has had a material adverse effect on our business, operations or products. The Company could incur significant expenses in investigating and addressing cybersecurity incidents, such as the expenses of deploying additional personnel, enhancing or implementing new protection measures, training employees or hiring consultants. Further, such corrective measures may later prove inadequate. Moreover, actual or perceived security vulnerabilities in the Company's services and products could cause significant reputational harm, causing it to lose existing or potential customers. Reputational damage could also result in diminished investor confidence. Actual or perceived vulnerabilities may also lead to claims against the Company. Although its license agreements typically contain provisions that eliminate or limit its exposure to such liability, there is no assurance these provisions will withstand legal challenges. The Company could also incur significant expenses in connection with customers’ system failures.

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

The Company is subject to a variety of laws and regulations in the U.S. and other countries that involve matters central to its business, including user privacy, security, rights of publicity, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation, and online-payment services. These laws can be particularly restrictive in countries outside the U.S. Both in the U.S. and abroad, these laws and regulations constantly evolve and remain subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which it operates. Because the Company stores, processes and uses data, some of which contains personal information, it is subject to complex and evolving federal, state, and foreign laws and regulations regarding privacy, data protection, content and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in investigations, claims, changes to the Company's business practices, increased cost of operations, and declines in user growth, retention, or engagement, any of which could seriously harm its business.

Several proposals have recently been adopted or are currently pending before federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. The GDPR in the EU, which went into effect in May 2018, places data protection obligations and restrictions on organizations and may require the Company to adapt its policies and procedures. If the Company is not compliant with GDPR requirements, it may be subject to significant fines and its business may be seriously harmed. The California Consumer Privacy Act went into effect in January 2020, with a lookback to January 2019, and places additional requirements on the handling of personal data.

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

The Company is constantly looking to develop new services and products that complement or leverage the underlying design or process technology of its traditional service and product offerings. For example, the Company launched its DN Series solutions portfolio in 2019. The Company makes significant investments in service and product technologies and anticipates expending significant resources for new software-led services and product development over the next several years. There can be no assurance that the Company's service and product development efforts will be successful, that the roll out of any new services and products will be timely, that the customer certification process for any new products or the DN Series will be completed on the anticipated timeline, that it will be able to successfully market these services and products, or that margins generated from sales of these services and products will recover costs of development efforts.

The Company's ability to maintain effective internal control over financial reporting may be insufficient to allow it to accurately report its financial results or prevent fraud, and this could cause its financial statements to become materially misleading and adversely affect the trading price of its common shares.

The Company requires effective internal control over financial reporting in order to provide reasonable assurance with respect to its financial reports and to effectively prevent fraud. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If the Company cannot provide reasonable assurance with respect to its financial statements and effectively prevent fraud, its financial statements could become materially misleading, which could adversely affect the trading price of its common shares.

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

Based on current guidelines, assumptions and estimates, including investment returns and interest rates, the Company plans to make contributions to its pension plans as well as benefits payments directly from the Company of approximately $23 in 2020, which is lower than historical amounts due to a $20.0 pre-payment of the minimum statutory funding requirements for the Company's U.S. pension plans during the fourth quarter of 2019. The Company anticipates reimbursement of approximately $13 for certain benefits paid from its trustee in 2019. Changes in the current assumptions and estimates could result in contributions in years beyond 2020 that are greater than the projected 2020 contributions required. The Company cannot predict whether changing market or economic conditions, regulatory changes or other factors will further increase its pension expenses or funding obligations, diverting funds it would otherwise apply to other uses.

The Company's businesses are subject to inherent risks, some for which it maintains third-party insurance and some for which it self-insures. The Company may incur losses and be subject to liability claims that could have a material adverse effect on its financial condition, results of operations or cash flows.

The Company maintains insurance policies that provide limited coverage for some, but not all, of the potential risks and liabilities associated with its business. The policies are subject to deductibles and exclusions that result in the Company's retention of a level of risk on a self-insurance basis. For some risks, the Company may not obtain insurance if it believes the cost of available insurance is excessive relative to the risks presented. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially, and in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. As a result, the Company may not be able to renew its existing insurance policies or procure other desirable insurance on commercially reasonable terms, if at all. Even where insurance coverage applies, insurers may contest their obligations to make payments. The Company's financial condition, results of operations and cash flows could be materially and adversely affected by losses and liabilities from uninsured or under-insured events, as well as by delays in the payment of insurance proceeds, or the failure by insurers to make payments. The Company also may incur costs and liabilities resulting from claims for damages to property or injury to persons arising from its operations.

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

The Company also seeks to enforce its intellectual property rights against infringement. In October 2015, the Company filed a complaint with the U.S. International Trade Commission (ITC) and U.S. District Court alleging that Nautilus Hyosung Inc., and its subsidiary Nautilus Hyosung America Inc., infringed upon the Company's patents. In February 2017, the ITC determined that Nautilus Hyosung products infringed two of the Company's patents and issued an exclusion order and cease and desist order which bars the importation and sale of certain Nautilus Hyosung deposit automation enabled ATMs and modules in the U.S. The Company is now pursuing claims for damages in U.S. District Court. In February 2016, Nautilus Hyosung filed complaints against the Company in front of the ITC and U.S. District Court alleging the Company infringed certain Nautilus Hyosung patents. Those ITC proceedings have now concluded and the Company has successfully defeated all claims raised by Nautilus Hyosung in the ITC, while Nautilus Hyosung is pursuing claims in U.S. District Court. The Company will continue to vindicate its intellectual property against infringement by others.

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

The proliferation of payment options other than cash, including credit cards, debit cards, store-valued cards and mobile payment options could result in a reduced need for cash in the marketplace and a resulting decline in the usage of ATMs.

The U.S., Europe and other developed markets have seen a shift in consumer payment trends since the late 1990's, with more customers now opting for electronic forms of payment, such as credit cards and debit cards, for their in-store purchases over traditional paper-based forms of payment, such as cash and checks. Additionally, some merchants offer free cash back at the POS for customers that utilize debit cards for their purchases, thus providing an additional incentive for consumers to use these cards. The continued growth in electronic payment methods could result in a reduced need for cash in the marketplace and ultimately, a decline in the usage of ATMs. New payment technology and adoption of mobile payment technology, virtual currencies such as Bitcoin, or other new payment method preferences by consumers could further reduce the general population's need or demand for cash and negatively impact sales of ATMs and selected products, services and software.

The Company's actual operating results may differ significantly from its guidance.

From time to time, the Company releases guidance, including any guidance that it may include in the reports that it files with the SEC regarding its future performance. This guidance, which consists of forward-looking statements, is prepared by its management and is qualified by, and subject to, the assumptions and the other information included in this annual report on Form 10-K, as well as the factors described under “Management's Discussion and Analysis of Financial Condition and Results of Operation - Forward-Looking Statement Disclosure.” The Company's guidance is not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither its independent registered public accounting firm nor any other independent or outside party compiles or examines the guidance and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.

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

Certain provisions of the Company's charter documents, including provisions limiting the ability of shareholders to raise matters at a meeting of shareholders without giving advance notice, may make it more difficult for a third party to gain control of the Company's board of directors and may have the effect of delaying or preventing changes in the Company's control or management. This could have an adverse effect on the market price of the Company's common shares. Additionally, Ohio corporate law provides that certain notice and informational filings and special shareholder meeting and voting procedures must be followed prior to consummation of a proposed control share acquisition, as defined in the Ohio Revised Code (ORC). Assuming compliance with the prescribed notice and information filings, a proposed control share acquisition may be made only if, at a special meeting of shareholders, the acquisition is approved by both a majority of its voting power represented at the meeting and a majority of the voting power remaining after excluding the combined voting power of the interested shares, as defined in the ORC. The application of these provisions of the ORC also could have the effect of delaying or preventing a change of control.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The Company's corporate office is located in North Canton, Ohio. The Company owns or leases and operates manufacturing facilities in North Canton, Ohio, Brazil and Germany. The Company leases software development centers in Canada and Mexico. The following are the principal locations in which the Company owns or leases and operates selling, service and administrative offices in its three segments, Eurasia Banking, Americas Banking and Retail:

Americas		EMEA			AP
Brazil	Honduras	Algeria	Italy	Slovakia	Australia
Canada	Mexico	Austria	Luxembourg	South Africa	China
Chile	Nicaragua	Belgium	Malta	Spain	Hong Kong
Colombia	Panama	Czech Republic	Morocco	Sweden	India
Costa Rica	Paraguay	Denmark	Netherlands	Switzerland	Indonesia
Dominican Republic	Peru	Finland	Nigeria	Turkey	Malaysia
Ecuador	Uruguay	France	Norway	Ukraine	Myanmar
El Salvador	United States	Germany	Poland	United Arab Emirates	Philippines
Guatemala		Greece	Portugal	United Kingdom	Singapore
		Hungary	Romania		Taiwan
		Ireland	Russia		Thailand
Vietnam

The Company considers that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Company's business.

ITEM 3: LEGAL PROCEEDINGS
(dollars in millions)

At December 31, 2019, the Company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company's financial position or results of operations. In management's opinion, the Company's consolidated financial statements would not be materially affected by the outcome of those legal proceedings, commitments, or asserted claims.

In addition to the routine legal proceedings noted above, the Company was a party to the legal proceedings described below at December 31, 2019:

Securities Class Action and Shareholder Litigation Demand

In July and August 2019, shareholders filed putative class action lawsuits alleging violations of federal securities laws in the United States District Court for the Southern District of New York and the Northern District of Ohio. The lawsuits collectively assert that the Company and three former officers made material misstatements regarding the Company’s business and operations, causing the Company’s common stock to be overvalued from February 14, 2017 to August 1, 2018. The lawsuits have been consolidated before a single judge in the United States District Court for the Southern District of New York and lead plaintiffs appointed. The Company intends to vigorously defend itself in this matter and management remains confident that it has valid defenses to these claims. As with any pending litigation, the Company is unable to predict the final outcome of this matter.

In January 2020, the Company’s Board of Directors received a demand letter from alleged shareholders to investigate and pursue claims for breach of fiduciary duty against certain current and former directors and officers based on the Company’s statements regarding its business and operations, which are substantially similar to those challenged in the federal securities litigation. The Board of Directors has not yet responded to the demand.

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

At December 31, 2019, the Company was a party to several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the consolidated financial statements would not be materially affected by the outcome of these indirect tax claims and/or proceedings or asserted claims.

In addition to these routine indirect tax matters, the Company was a party to the proceedings described below:

Diebold KGaA is a party to two separate appraisal proceedings (Spruchverfahren) in connection with the purchase of all shares in its former listed subsidiary, Diebold Nixdorf AG. Both proceedings are pending at the same Chamber for Commercial Matters (Kammer fur Hangelssachen) at the District Court (Landgericht) of Dortmund (Germany). The first appraisal proceeding relates to the DPLTA entered into by Diebold KGaA and former Diebold Nixdorf AG, which became effective on February 17, 2017. The DPLTA appraisal proceeding was filed by minority shareholders of Diebold Nixdorf AG challenging the adequacy of both the cash exit compensation of €55.02 per Diebold Nixdorf AG share (of which 6,900,000 shares were then outstanding) and the annual recurring compensation of €2.82 per Diebold Nixdorf AG share offered in connection with the DPLTA.

The second appraisal proceeding relates to the cash merger squeeze-out of minority shareholders of Diebold Nixdorf AG in 2019. The squeeze-out appraisal proceeding was filed by minority shareholders of Diebold Nixdorf AG challenging the adequacy of the cash exit compensation of €54.80 per Diebold Nixdorf AG share (of which 1,400,000 shares were then outstanding) in connection with the merger squeeze-out.

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

The Company has challenged multiple customs rulings in Thailand seeking to retroactively collect customs duties on previous imports of ATMs. In August 2017, March 2019 and August 2019 the Supreme Court of Thailand ruled in the Company's favor in three of the matters, finding each time that Customs' attempt to collect duties for importation of ATMs is improper. The surviving matters remain at various stages of the appeals process and the Company will use the Supreme Court's decision in support of its position in those matters. Management remains confident that the Company has a valid legal position in these appeals. Accordingly, the Company does not have any amount accrued for this contingency.

A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated accrual. The Company estimated the aggregate risk at December 31, 2019 to be up to $102.5 for its material indirect tax matters, of which $30.5 relates to the Thailand customs matter disclosed above. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common shares of the Company are listed on the New York Stock Exchange with a symbol of “DBD.”

There were 34,113 shareholders of the Company at December 31, 2019, which includes an estimated number of shareholders who had shares held in their accounts by banks, brokers, and trustees for benefit plans and the agent for the dividend reinvestment plan.

Information concerning the Company’s share repurchases made during the fourth quarter of 2019 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
October	1,545	$7.37	—	2,426,177
November	16	$12.72	—	2,426,177
December	6,106	$10.83	—	2,426,177
Total	7,667	$10.14	—

(1)	All shares were surrendered or deemed surrendered to the Company in connection with the Company’s stock-based compensation plans.

(2)
The total number of shares repurchased as part of the publicly announced share repurchase plan was 13,450,772 as of December 31, 2019. The plan was approved by the Board of Directors in April 1997. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. The plan has no expiration date. The following table provides a summary of Board of Director approvals to repurchase the Company's outstanding common shares:

Total Number of Shares Approved for Repurchase
1997	2,000,000
2004	2,000,000
2005	6,000,000
2007	2,000,000
2011	1,876,949
2012	2,000,000
15,876,949

PERFORMANCE GRAPH

The graph below compares the cumulative five-year total return provided shareholders on Diebold Nixdorf, Inc.'s common shares relative to the cumulative total returns of the S&P 500 index, the S&P Midcap 400 index and two customized peer groups, whose individual companies are listed in footnotes 1 and 2 below. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in the Company's common shares, in each index and in each of the peer groups on December 31, 2014 and its relative performance is tracked through December 31, 2019.

The Compensation Committee of the Company's Board of Directors annually reviews and approves the selection of peer group companies, adjusting the group from time to time based on changes in the Company's industry and the Company’s operations, the current peer group and the comparability of our peer group companies.

(1)
There are fourteen companies included in the Company's 2019 peer group, which are: Alliance Data Systems Corp., Benchmark Electronics Inc., Global Payments Inc., Juniper Networks Inc., Logitech International SA, Motorola Solutions Inc., NCR Corp., Netapp Inc., Pitney Bowes Inc., Sabre Corp., Total Systems Services, Unisys Corp., Western Union Co. and Zebra Technologies Corp.

(2)
The fifteen companies included in the Company's 2018 peer group are: Alliance Data Systems Corp., Benchmark Electronics Inc., Global Payments Inc., Harris Corp., Juniper Networks Inc., Logitech International SA, Motorola Solutions Inc., NCR Corp., Netapp Inc., Pitney Bowes Inc., Sabre Corp., Total Systems Services, Unisys Corp., Western Union Co. and Zebra Technologies Corp.

ITEM 6: SELECTED FINANCIAL DATA

The following table should be read in conjunction with “Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II - Item 8 - Financial Statements and Supplementary Data” of this annual report on Form 10-K.

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(in millions, except per share data)
Results of operations
Net sales	$4,408.7	$4,578.6	$4,609.3	$3,316.3	$2,419.3
Net (loss) income, net of tax (1)	$(344.6)	$(528.7)	$(213.9)	$(179.3)	$57.8

Basic and diluted earnings (loss) per common share
Net (loss) income (1)	$(4.45)	$(6.99)	$(3.20)	$(2.68)	$0.89

Common dividends paid per share	$—	$0.10	$0.40	$0.96	$1.15

Consolidated balance sheet data (as of period end)
Total assets (1)	$3,790.6	$4,280.5	$5,150.6	$5,207.8	$2,242.4
Total debt	$2,141.2	$2,239.5	$1,853.8	$1,798.3	$638.2
Redeemable noncontrolling interests	$20.9	$130.4	$492.1	$44.1	$—

(1) The Company corrected an immaterial error in total assets for the years ended December 31, 2018, 2017 and 2016, and a correction to net (loss) income related to the goodwill impairment was recorded in the year ended December 31, 2018.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2019
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Significant Highlights

During 2019, Diebold Nixdorf:

•	Successfully amended and extended the vast majority of the Company's $787.0 revolving credit facility and term A loans from December 23, 2020 to April 30, 2022

•	Completed the merger squeeze-out of Diebold Nixdorf AG, the Company's German public subsidiary, which has streamlined and simplified the Company's corporate structure

•	Elected four new independent members to the Company's Board of Directors, continuing to refresh the board to align with the Company's strategy and opportunities

•	Won a three-year, multi-million dollar agreement with a European DIY retailer to refresh the end-to-end customer checkout experience in more than 600 stores spanning 12 countries

•
Executed a five-year agreement valued at more than $60.0 with one of the world’s largest fuel and convenience retailers to deploy a new, centralized card acceptance platform. The contract includes software licenses, professional and maintenance services for stores in 10 European markets

•
Won Windows 10 ATM product upgrades with several financial institutions, including an agreement with 1) KeyBank to digitally transform more than 1,400 self-service devices with DN Vynamic™ Software, and 2) a major Belgian bank to upgrade more than 2,400 devices and cash recyclers to Windows 10, leveraging DN AllConnect ServicesSM and the DN Vynamic software suite

•
Launched the DN Series™ family of self-service solutions - designed to enable multiple capabilities that support financial institutions' efforts to transform their branch environment, improve performance and differentiate their user experience

•	Secured a $17.0 win at Banco Itau Unibanco in Brazil to transform its branch network and increase automation via cash recyclers, full-function ATMs and maintenance services

•	Won a new frame agreement with Commerzbank in Germany for several hundred ATMs with a multi-year software and services maintenance contract

•	Benefited from solid growth in SCO demand from a number of European customers, including a $7.0 contract with U.K.-based retailer, Co-Op, for more than 400 self-checkout terminals and related services

•
Renewed a multi-year managed services contract with H&M, a global fashion retailer, providing an integrated solution supporting its global stores with an all-in-one POS system, DN Vynamic Software and DN AllConnect Services

•
Reached an agreement with Dave & Buster’s, a leading U.S.-based dining and entertainment chain, to provide a self-service solution at locations nationwide built around Diebold Nixdorf's newest K-two interactive kiosk

•	Signed a multi-million dollar global agreement with Citibank for Vynamic software and DN Series ATMs

•	Won a multi-year ATM-as-a-Service agreement in Belgium with JoFiCo to update and maintain approximately 1,560 ATMs

•	Selected by a top U.S. financial institution to provide approximately 20,000 Vynamic software marketing licenses and associated services

•	Secured a multi-million dollar contract with Swisslos for 5,000 all-in-one POS terminals

•	Signed a comprehensive solutions contract, valued at nearly $10.0, with one of the largest banks in the Philippines to upgrade its ATM fleet to Windows 10

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
AND RESULTS OF OPERATIONS as of December 31, 2019
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Business Drivers

The business drivers of the Company's future performance include, but are not limited to:

•	Demand for services on distributed IT assets such as ATMs, POS and SCO, including managed services and professional services

•	Timing of system upgrades and/or replacement cycles for ATMs, POS and SCO

•	Demand for software products and professional services

•	Demand for security products and services for the financial, retail and commercial sectors

•	Demand for innovative technology in connection with the Company's Connected Commerce strategy

•	Integration of sales force, business processes, procurement, and internal IT systems

•	Execution and risk management associated with DN Now transformational activities

•	Realization of cost reductions, which leverage the Company's global scale, reduce overlap and improve operating efficiencies

DN Now Transformation Activities

Commensurate with its strategy, the Company is executing its multi-year transformation program called DN Now to relentlessly focus on its customers while improving operational excellence. Key activities include:

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

These work streams are designed to improve the Company’s profitability and net leverage ratio while establishing a foundation for future growth. The gross annualized savings target for DN Now is approximately $440 through 2021, of which approximately $130 is anticipated to be realized during 2020. In order to achieve these savings, the Company has and will continue to restructure the workforce globally, integrate and optimize systems and processes, transition workloads to lower cost locations, renegotiate and consolidate supplier agreements and streamline real estate holdings. By executing on these and other operational improvement activities, the Company expects to increase customer intimacy and satisfaction, while providing career enrichment opportunities for employees and enhancing value for shareholders. In 2019, the Company achieved approximately $175 in annualized gross run rate savings. The cost to achieve these savings was approximately $115 and was largely due to restructuring and the implementation of DN Now transformational programs.

The following discussion should be read in conjunction with the consolidated financial statements and the accompanying notes that appear elsewhere in this annual report on Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2019
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

RESULTS OF OPERATIONS

2019 comparison with 2018

Net Sales

The following table represents information regarding our net sales for the years ended December 31:

				% Change in CC (1)	% of Total Net Sales for the Year Ended
	2019	2018	% Change		2019	2018
Segments
Eurasia Banking
Services	$993.6	$1,111.8	(10.6)	(6.6)	22.5	24.3
Products	656.2	688.4	(4.7)	(0.2)	14.9	15.0
Total Eurasia Banking	$1,649.8	$1,800.2	(8.4)	(4.1)	37.4	39.3

Americas Banking
Services	$1,002.5	$1,025.8	(2.3)	(1.5)	22.7	22.4
Products	601.6	489.9	22.8	23.9	13.7	10.7
Total Americas Banking	$1,604.1	$1,515.7	5.8	6.7	36.4	33.1

Retail
Services	$612.0	$651.9	(6.1)	(1.1)	13.9	14.3
Products	542.8	610.8	(11.1)	(7.1)	12.3	13.3
Total Retail	$1,154.8	$1,262.7	(8.5)	(4.0)	26.2	27.6

Total net sales	$4,408.7	$4,578.6	(3.7)	(0.4)	100.0	100.0
(1) The Company calculates constant currency by translating the prior-year period results at the current year exchange rate.

Net sales decreased $169.9 or 3.7 percent including a net unfavorable currency impact of $151.0 primarily related to the euro and Brazil real. The following results include the impact of foreign currency:

Segments

•
Eurasia Banking net sales decreased $150.4, including a net unfavorable currency impact of $79.3 related primarily to the euro and divestitures of $30.4. Excluding currency and the impact of divestitures, net sales decreased $40.7 primarily due to declining low-margin services solutions, including a low margin maintenance contract roll-off in India, combined with the fewer product roll outs in various countries and under-performance of a non-core business, partially offset by higher product volume in Germany, the Middle East and South Africa related to unit replacements from Windows 10 upgrades.

•
Americas Banking net sales increased $88.4, including a net unfavorable currency impact of $12.3 primarily related to the Brazil real. Excluding currency and a small divestiture, net sales increased $105.6 driven primarily by product and installation sales in Canada, Brazil, Mexico and the U.S. regional customers related to unit replacements from Windows 10 upgrades, in addition to increased software license volume in the U.S. Partially offsetting these increases, services revenue declined from lower maintenance contract volume and billed work activity in the U.S.

•
Retail net sales decreased $107.9, including a net unfavorable currency impact of $59.4 mostly related to the euro and divestitures of $18.5. Excluding currency and the impact of divestitures, net sales decreased $30.0 primarily from lower POS installations and reduced low-margin non-core business, partially offset by incremental SCO volume and new service contracts in the U.K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2019
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Gross Profit

The following table represents information regarding our gross profit for the years ended December 31:

	2019	2018	$ Change	% Change
Gross profit - services	$686.9	$632.5	$54.4	8.6
Gross profit - products	380.2	266.3	113.9	42.8
Total gross profit	$1,067.1	$898.8	$168.3	18.7

Gross margin - services	26.3%	22.7%
Gross margin - products	21.1%	14.9%
Total gross margin	24.2%	19.6%

Services gross margin increased 3.6 percent and was favorably impacted by lower restructuring charges of $9.8 and lower non-routine charges of $13.8. Excluding restructuring and non-routine charges, services gross margin increased 2.9 percent as services margin increased in the Eurasia banking segment related to the favorable impact of the services modernization initiatives and favorable mix of higher margin installation activity. The prior year was unfavorably impacted by one-time banking services cost in Brazil.

Product gross margin increased 6.2 percent and was favorably impacted by lower restructuring charges of $9.1 and lower non-routine charges of $51.2, primarily related to lower purchase accounting amortization and inventory charges. Excluding the impact of restructuring and non-routine charges, products gross margin increased 2.8 percent. Increased margin was primarily due to improved mix and higher volume from Canada, Brazil and U.S. regional customers as well as higher margin Windows 10 upgrades in certain areas of Europe. These improvements are aligned with the Company's focus on higher margin product mix throughout the geographies as well as improved supply chain management and lower expedited freight costs in the Americas.

Operating Expenses

The following table represents information regarding our operating expenses for the years ended December 31:

	2019	2018	$ Change	% Change
Selling and administrative expense	$908.8	$893.5	$15.3	1.7
Research, development and engineering expense	147.1	157.4	(10.3)	(6.5)
Impairment of assets	30.2	180.2	(150.0)	(83.2)
Loss (gain) on sale of assets, net	7.6	(6.7)	14.3	N/M
Total operating expenses	$1,093.7	$1,224.4	$(130.7)	(10.7)
N/M = Not Meaningful

Selling and administrative expense increased $15.3. Excluding incremental restructuring of $4.0, increased non-routine charges of $20.6 and a favorable currency impact of $20.3, selling and administrative expense increased $11.0 primarily attributable to an increase in annual incentive plan cost and an unfavorable impact of the mark-to-market adjustment of the legacy Wincor Nixdorf stock option program partially offset by the cost reduction initiatives tied to the DN Now program.

Non-routine cost in selling and administrative expenses were $174.1 and $153.5 in 2019 and 2018, respectively. The components of the non-routine expenses consisted of increased DN Now transformation expense, a one-time non-cash item in Brazil and $5.6 from the German real estate tax incurred related to the squeeze out. These increases were partially offset by lower integration expense and purchase accounting adjustments. Selling and administrative expense included restructuring charges of $37.4 and $33.4 in 2019 and 2018, respectively, primarily due to the workforce alignment actions under the DN Now plan.

Research, development and engineering expense in 2019 decreased $10.3 including a net favorable currency impact of $5.5. Excluding the impact of currency, research, development and engineering expense decreased $4.8 due primarily to lower headcount tied to the Company’s DN Now restructuring program and prior year investment in the DN Series product line, partially offset by increased software development cost.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2019
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

The Company recorded impairment charges of $30.2 in 2019 related primarily related to capitalized software in addition to assets from a non-core business transferred to assets held for sale. A goodwill impairment charge of $180.2 was recorded in the second and third quarters of 2018.

The loss on sales of assets, net in 2019 included the divestiture of the Venezuela business and losses from the divestiture and liquidation of non-core businesses in Eurasia offset by a gain on sale of assets related to the Kony transaction. The gain on sale of assets, net in 2018 was primarily related to a gain on sale of buildings in North America, the liquidation of the Barbados operating entity, a gain related to a sale of a maintenance contract in Brazil and a China investment.

Operating Loss

The following table represents information regarding our operating loss for the years ended December 31:

	2019	2018	$ Change	% Change
Operating loss	$(26.6)	$(325.6)	$299.0	91.8
Operating margin	(0.6)%	(7.1)%

The operating loss decreased compared to the prior year primarily due to product and services gross margin improvements as well as higher impairment charges in 2018, partially offset by higher selling and administrative costs and loss on sale of assets.

Other Income (Expense)

The following table represents information regarding our other income (expense) for the years ended December 31:

	2019	2018	$ Change	% Change
Interest income	$9.3	$8.7	$0.6	6.9
Interest expense	(202.9)	(154.9)	(48.0)	(31.0)
Foreign exchange loss, net	(5.1)	(2.5)	(2.6)	(104.0)
Miscellaneous, net	(3.6)	(4.0)	0.4	10.0
Other income (expense)	$(202.3)	$(152.7)	$(49.6)	(32.5)

Interest expense increased $48.0 due to an additional $650.0 Term Loan A-1 Facility debt with higher incremental interest rates and related fee amortization. Foreign exchange loss, net, increased $2.6 and was unfavorably impacted by transactions related to Eurasia in addition to incremental loss associated with the collapse of the Barbados financing structure related to the Acquisition.

Net Loss

The following table represents information regarding our net loss for the years ended December 31:

	2019	2018	$ Change	% Change
Net loss	$(344.6)	$(528.7)	$184.1	34.8
Percent of net sales	(7.8)%	(11.5)%
Effective tax rate	(51.0)%	(7.8)%

The loss before taxes and net loss decreased primarily due to the reasons described above. Net loss was also impacted by the change in the income tax expense.

The effective tax rate on the loss for 2019 was (51.0) percent and is primarily due to the U.S. taxed foreign income, including global intangible low-taxed income (GILTI), valuation allowances recorded on certain foreign and state jurisdictions and U.S. foreign tax credits that management concluded do not meet the more likely than not criteria for realization and the tax effects related to the Barbados structure collapse. The Company’s collapse of its Barbados structure to meet the covenant requirements under its credit agreement resulted in a net tax expense of $46.2 inclusive of the offsetting valuation allowance release relating to the Company’s nondeductible interest expense that was carried forward from December 31, 2018. No taxes are currently payable related to the Barbados structure collapse.

The U.S. Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017. The Tax Act reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent, required companies to pay a one-time transition tax on earnings for certain foreign

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2019
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

subsidiaries and created new taxes on certain foreign sourced earnings. Due to the complexities involved in accounting for the enacted Tax Act, the Company applied the guidance in Staff Accounting Bulletin (SAB) 118 and a reasonable estimate of the impacts was included for the year ended December 31, 2017. At December 31, 2017, the Company recorded a non-cash charge to tax expense of $81.7 of which $45.1 represented the reduction to deferred income taxes for the income tax rate change and $36.6 related to the one-time transition tax on deferred foreign earnings. As of December 31, 2018, the Company completed the accounting as required under SAB 118 for items previously considered provisional. While the Company was able to make an estimate of the transition tax for 2017, it continued to gather additional information to more precisely compute the amount reported on its 2017 U.S. Federal tax return which was filed in the fourth quarter of 2018. Additionally, the Company was affected by other analyses related to the Tax Act. Transition tax was $41.1 greater than the Company’s initial estimate and was included in tax expense for 2018. Likewise, while the Company was able to make an estimate of the impact of the reduction to the corporate tax rate, in 2018 the Company recorded additional tax benefits of $2.5 as a result of adjustments made to federal temporary differences including a pension contribution made in 2018 that was deductible for 2017 at the higher 35 percent federal tax rate. In 2018, the Company also recorded a tax benefit of $8.5 related to the one-time transition tax for a fiscal year foreign subsidiary. The Company will continue to analyze the full effects of the Tax Act on its financial statements as additional guidance is issued and interpretations evolve.

The effective tax rate on the loss for 2018 was (7.8) percent on the overall loss from operations and was primarily driven by the provisional impacts of the Tax Act. In addition to the impact of the Tax Act, the overall effective tax rate is impacted by the jurisdictional income (loss) and varying respective statutory rates which is reflected in the foreign tax rate differential caption of the rate reconciliation.

Segment Net Sales and Operating Profit Summary

The following tables represent information regarding the Company's net sales and operating profit by reporting segment:

Eurasia Banking:	2019	2018	$ Change	% Change
Net sales	$1,649.8	$1,800.2	$(150.4)	(8.4)
Segment operating profit	$169.3	$150.1	$19.2	12.8
Segment operating profit margin	10.3%	8.3%

Eurasia Banking net sales decreased $150.4, including a net unfavorable currency impact of $79.3 related primarily to the euro and divestitures of $30.4. Excluding currency and the impact of divestitures, net sales decreased $40.8 primarily due to declining low-margin services solutions, including a low margin maintenance contract roll-off in India, combined with the lower product roll outs in various countries and under-performance of a non-core business, partially offset by higher product volume in Germany, the Middle East and South Africa related to unit replacements from Windows 10 upgrades.

Segment operating profit increased $19.2, compared to the prior year, including a net unfavorable currency impact of $10.4 due in part to higher gross margins on services and products. The increase in services margin was primarily attributable to the services modernization program which benefited numerous countries in Europe and Asia in addition to a favorable solutions mix, while products margin also increased from DN Now initiatives as well as favorable country and product mix. Additionally, segment operating profit benefited from lower operating expenses tied to DN Now initiatives, restructuring programs and the phase out of non-profitable service contracts.

Segment operating profit margin increased 2.0 percent despite lower net sales, as a result of higher services and products gross margin and lower operating expense primarily attributable to DN Now initiatives.

Americas Banking:	2019	2018	$ Change	% Change
Net sales	$1,604.1	$1,515.7	$88.4	5.8
Segment operating profit	$119.7	$17.2	$102.5	N/M
Segment operating profit margin	7.5%	1.1%
N/M = Not Meaningful

Americas Banking net sales increased $88.4 including a net unfavorable currency impact of $12.3 primarily related to the Brazil real. Excluding currency and a small divestiture, net sales increased $105.6 driven primarily by product and installation sales in Canada, Brazil, Mexico and the U.S. regional customers related to unit replacements from Windows 10 upgrades, in addition to increased software license volume in the U.S. Partially offsetting these increases, services revenue declined from lower maintenance contract volume and billed work activity in the U.S.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2019
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Segment operating profit increased $102.5 mostly from increased DN Now initiatives favorably impacting both cost of sales and operating expense. Gross profit was favorably impacted by large product refresh projects in Canada and favorable mix in the U.S., Brazil and Latin America. Additionally, the Company made improvements to supply chain management resulting in lower expedited freight costs. Segment operating profit in 2018 was unfavorably impacted by one-time banking services cost in Brazil.

Segment operating profit margin increased 6.4 percent primarily as a result of higher product gross margin, in addition to lower cost related to the DN Now initiatives.

Retail:	2019	2018	$ Change	% Change
Net sales	$1,154.8	$1,262.7	$(107.9)	(8.5)
Segment operating profit	$58.3	$47.1	$11.2	23.8
Segment operating profit margin	5.0%	3.7%

Retail net sales decreased $107.9, including a net unfavorable currency impact of $59.4 mostly related to the euro and divestitures of $18.5. Excluding currency and the impact of divestitures, net sales decreased $30.0 primarily from lower POS installations, partially offset by incremental SCO volume and new service contracts in the U.K.

Segment operating profit increased $11.2 compared to the prior year including a net unfavorable currency impact of $3.0. Excluding the impact of currency, segment operating profit increased $14.2 primarily from lower services cost and operating expenses tied to DN Now initiatives as well as a favorable service mix related to maintenance and support activities in Europe.

Segment operating profit margin increased 1.3 percent in 2019 primarily from lower costs and expenses tied to DN Now initiatives as well as a favorable service mix.

2018 comparison with 2017

Net Sales

The following table represents information regarding our net sales for the years ended December 31:

				% Change in CC (1)	% of Total Net Sales for the Year Ended
	2018	2017	% Change		2018	2017
Segments
Eurasia Banking
Services	$1,111.8	$1,133.1	(1.9)	(4.0)	24.3	24.6
Products	688.4	770.3	(10.6)	(12.5)	15.0	16.7
Total Eurasia Banking	$1,800.2	$1,903.4	(5.4)	(7.4)	39.3	41.3

Americas Banking
Services	$1,025.8	$1,043.9	(1.7)	(0.7)	22.4	22.6
Products	489.9	481.7	1.7	3.7	10.7	10.5
Total Americas Banking	$1,515.7	$1,525.6	(0.6)	0.7	33.1	33.1

Retail
Services	$651.9	$608.3	7.2	4.7	14.3	13.2
Products	610.8	572.0	6.8	3.1	13.3	12.4
Total Retail	$1,262.7	$1,180.3	7.0	3.9	27.6	25.6

Total net sales	$4,578.6	$4,609.3	(0.7)	(1.8)	100.0	100.0
(1) The Company calculates constant currency by translating the prior-year period results at the current year exchange rate.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2019
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Net sales decreased $30.7 or 0.7 percent, including a net favorable currency impact of $55.4 primarily related to the euro, partially offset by the Brazil real. Additionally, prior year net sales were adversely impacted $30.4 related to deferred revenue purchase accounting adjustments (Deferred Revenue Adjustments).

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

Gross Profit

The following table represents information regarding our gross profit for the years ended December 31:

	2018	2017	$ Change	% Change
Gross profit - services	$632.5	$675.2	$(42.7)	(6.3)
Gross profit - products	266.3	324.6	(58.3)	(18.0)
Total gross profit	$898.8	$999.8	$(101.0)	(10.1)

Gross margin - services	22.7%	24.2%
Gross margin - products	14.9%	17.8%
Total gross margin	19.6%	21.7%

Services gross margin decreased 1.5 percent, including higher non routine charges of $10.9 primarily related to a spare parts inventory provision of $24.5 and other charges of $1.6 while the prior year was adversely impacted by Deferred Revenue Adjustments of $15.2. Restructuring was $9.5 lower compared to the prior year. Excluding non-routine and restructuring expenses, services gross margin decreased 1.4 percent due in part to higher retail services cost in the Eurasia non-core businesses and higher one-time banking services cost in Brazil in the second quarter of 2018. Additionally, an unfavorable customer mix on professional services volume in Eurasia drove lower margin in the retail segment as well as an unfavorable service customer mix in the Eurasia banking segment and higher services cost in China and Indonesia. These decreases were partially offset by a large, low-margin maintenance contract roll off in India.

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
AND RESULTS OF OPERATIONS as of December 31, 2019
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

Operating Expenses

The following table represents information regarding our operating expenses for the years ended December 31:

	2018	2017	$ Change	% Change
Selling and administrative expense	$893.5	$933.7	$(40.2)	(4.3)
Research, development and engineering expense	157.4	155.5	1.9	1.2
Impairment of assets	180.2	3.1	177.1	N/M
(Gain) loss on sale of assets, net	(6.7)	1.0	(7.7)	N/M
Total operating expenses	$1,224.4	$1,093.3	$131.1	12.0
N/M = Not Meaningful

Selling and administrative expense in 2018 decreased $40.2 including lower non-routine charges of $22.0 and higher restructuring of $12.1. Excluding the impact of restructuring and non-routine charges and a net unfavorable currency impact of $9.6, due primarily to the euro, selling and administrative expense was lower by $39.8, mostly from cost reduction initiatives across the Company related to DN Now as well as an increased benefit from the mark-to-market adjustment of the legacy Wincor Nixdorf stock option program of $3.4, partially offset by the retail segment from increased investment in the North America retail sales organization.

Non-routine cost in selling and administrative expenses were $153.4 and $175.4 in 2018 and 2017, respectively. The components of the non-routine expenses in 2018 pertained to purchase accounting adjustments of $89.1 related to intangible asset amortization, integration cost totaling $43.4, legal and consulting cost of $18.3 and executive severance of $2.7. Selling and administrative expense included restructuring charges of $33.4 and $21.3 in 2018 and 2017, respectively, primarily due to the workforce alignment actions under the DN Now plan.

Research, development and engineering expense increased $1.9 due to higher restructuring cost of $4.1 and an unfavorable currency impact of $4.4, primarily related to the euro, partially offset by lower non-routine expense of $0.3. Excluding restructuring and the impact of currency, expense was down $6.3 mostly from DN Now initiatives and lower associate related expense.

As a result of certain impairment triggering events, the Company performed an impairment test of goodwill for its four reporting units during the third quarter of 2018. Based on the results of the impairment testing, the Company recorded a non-cash goodwill impairment loss of $109.5 related to the Eurasia Banking, EMEA Retail and Rest of World Retail reporting units during 2018. During the second quarter of 2018, the Company performed an impairment test of goodwill for all of its LoB reporting units due to the change in its reportable operating segments which resulted in a $70.7 non-cash impairment loss. The year ended December 31, 2018 recorded impairment of $180.2, related to the impairment of goodwill in the second and third quarters, compared to $3.1 in the same prior year period related to information technology transformation and integration activities.

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

Operating Loss

The following table represents information regarding our operating profit (loss) for the years ended December 31:

	2018	2017	$ Change	% Change
Operating loss	$(325.6)	$(93.5)	$(232.1)	N/M
Operating margin	(7.1)%	(2.0)%
N/M = Not Meaningful

The operating loss increased, compared to the prior year, mostly due to higher non-routine expense, including the non-cash goodwill impairment, and incremental restructuring expense. Excluding non-routine and restructuring expense, operating loss increased $57.9 from lower gross profit in all segments, partially offset by lower selling and administrative expense attributable to DN Now initiatives.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2019
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
N/M = Not Meaningful

Interest income in 2018 decreased, primarily as a result of overall lower average balances as well as lower U.S. market returns on nonqualified plans and repatriation of cash in Brazil and EMEA. Interest expense was higher compared to the prior year due to higher domestic interest rates and the additional $650.0 of Term Loan A-1 Facility debt incurred in 2018 with higher incremental interest rates and related fee amortization. Miscellaneous, net in 2018 was unfavorably impacted by higher cost and lower benefits associated with the company owned life insurance.

Income (Loss), Net of Tax

The following table represents information regarding our income (loss), net of tax, for the years ended December 31:

	2018	2017	$ Change	% Change
Net loss	$(528.7)	$(213.9)	$(314.8)	N/M
Percent of net sales	(11.5)%	(4.6)%
Effective tax rate (benefit)	(7.8)%	(14.7)%
N/M = Not Meaningful

The loss before taxes and net loss increased primarily due to the reasons described above. Net loss was also impacted by the change in the income tax expense.

The effective tax rate for 2018 was (7.8) percent and is primarily due to a goodwill impairment charge, the Tax Act, valuation allowances on certain foreign and state jurisdictions, foreign tax credits and the higher interest expense burden resulting from the debt restructuring. More specifically, the expense on the loss reflects the reduction of the U.S. federal corporate income tax rate from 35 percent to 21 percent, refinement of the transition tax under SAB 118, a goodwill impairment charge, which for tax purposes is primarily nondeductible and the business interest deduction limitation. As a result of the Company’s debt restructuring activity during the year, a full valuation allowance was required on the current year nondeductible business interest expense. In addition, the overall effective tax rate is impacted by the jurisdictional income (loss) and varying respective statutory rates.

The effective tax rate for 2017 was (14.7) percent on the overall loss from continuing operations. The U.S. enacted the Tax Act, which was signed into law on December 22, 2017. The Tax Act changed many aspects of U.S. corporate income taxation and included a reduction of the corporate income tax rate from 35 percent to 21 percent, implementation of a territorial tax system and imposition of a tax on deemed repatriated earnings of foreign subsidiaries. The resulting impact to the Company was an estimated $45.1 reduction to deferred income taxes for the income tax rate change and an estimated one-time non-cash charge of $36.6 related to deferred foreign earnings.

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
AND RESULTS OF OPERATIONS as of December 31, 2019
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Segment Net Sales and Operating Profit Summary

The following tables represent information regarding our revenue and operating profit by reporting segment for the years ended December 31:

Eurasia Banking:	2018	2017	$ Change	% Change
Net sales	$1,800.2	$1,903.4	$(103.2)	(5.4)
Segment operating profit	$150.1	$126.8	$23.3	18.4
Segment operating profit margin	8.3%	6.7%

Eurasia Banking net sales decreased $103.2,including a net favorable currency impact of $41.3 mainly related to the euro. Prior year net sales were adversely impacted $18.3, including a net unfavorable currency impact of $1.4, related to Deferred Revenue Adjustments. Excluding currency and Deferred Revenue Adjustments, net sales decreased $164.2 due to lower product volume related to fewer product deployments and projects, particularly in Thailand, Turkey, Indonesia, the Middle East and Australia. In addition, services in India decreased as a result of a low-margin maintenance contract roll off. In addition, net sales declined from the Company’s strategic decision to reduce its product and services portfolio in India and China as market conditions became less favorable. These decreases were partially offset by increased unit replacements in Germany related to Windows 10 migrations.

Segment operating profit increased $23.3, compared to the prior year, including a net favorable currency impact of $3.6. Excluding the impact of currency, operating profit increased $19.7 mostly from lower operating expenses tied to the DN Now plan and increased product gross profit related to higher margin pull through on a favorable customer mix, particularly in Germany, Thailand and the Middle East. These increases were partially offset by lower services revenue and associated profit in various Asia Pacific countries as well as higher services cost in China and Indonesia in addition to lower margin pull through on software revenue attributable to an unfavorable customer mix and higher cost in various countries.

Segment operating profit margin increased in 2018, primarily as a result of lower operating expense related to the DN Now plan, as well as higher product gross profit, partially offset by lower services and software gross profit.

Americas Banking:	2018	2017	$ Change	% Change
Net sales	$1,515.7	$1,525.6	$(9.9)	(0.6)
Segment operating profit	$17.2	$68.1	$(50.9)	(74.7)
Segment operating profit margin	1.1%	4.5%

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

Segment operating profit decreased $50.9, compared to the prior year including a net favorable currency impact of $0.5. Excluding the impact of currency, operating profit decreased $51.4, adversely impacted by one-time services cost in Brazil from the second quarter of 2018. Additionally, product gross profit decreased mostly from higher freight cost, primarily related to supply chain delays in the first half of 2018 in North America and Mexico as well as an unfavorable customer mix in Mexico. Partially offsetting these decreases, selling and administrative expense was lower from cost reduction initiatives related to the DN Now plan and the Company’s annual incentive program as well as higher software gross profit from increased professional services activity in North America.

Segment operating profit margin decreased in 2018, primarily as a result of higher freight and one time services cost in the first three quarters of 2018, partially offset by lower selling and administrative expense.

Retail:	2018	2017	$ Change	% Change
Net sales	$1,262.7	$1,180.3	$82.4	7.0
Segment operating profit	$47.1	$87.9	$(40.8)	(46.4)
Segment operating profit margin	3.7%	7.4%

Retail net sales increased $82.4, including a net favorable currency impact of $34.7 mainly related to the euro. Prior year net sales were adversely impacted $12.1, including a net unfavorable currency impact of $1.0, related to Deferred Revenue Adjustments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2019
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

Segment operating profit decreased $40.8 compared to the prior-year including a $2.6 net favorable currency impact. Excluding currency, Retail operating profit decreased $43.4 primarily due to the under performance from the Eurasia non-core businesses in addition to low-margin service and product revenue unfavorably impacting gross profit in various countries in Eurasia. The current year was also unfavorably impacted by higher selling and administrative expense from developing the North America retail sales organization.

Segment operating profit margin decreased in 2018, primarily as a result of the under performance of the non-core businesses and an unfavorable customer mix driving lower gross margin on higher revenue in addition to increased operating expense.

Refer to note 20 for further details of segment revenue and operating profit.

LIQUIDITY AND CAPITAL RESOURCES

Capital resources are obtained from income retained in the business, borrowings under the Company’s senior notes, committed and uncommitted credit facilities and operating and capital leasing arrangements. Management expects that the Company’s capital resources will be sufficient to finance planned working capital needs, R&D activities, investments in facilities or equipment, pension contributions, and any repurchases of the Company’s common shares for at least the next 12 months. The Company had $3.6 and $105.3 of restricted cash at December 31, 2019 and 2018. At December 31, 2019, $286.2 or 98.4 percent of the Company’s cash, cash equivalents and restricted cash and short-term investments reside in international tax jurisdictions. Repatriation of certain international held funds could be negatively impacted by potential payments for certain foreign taxes. The Company has earnings in certain jurisdictions available for repatriation of $1,488.0 with no additional tax expense primarily as a result of the Tax Act. The Company has made acquisitions in the past and may make acquisitions in the future. Part of the Company's strategy is to optimize the business portfolio through divestitures and complementary acquisitions. The Company intends to finance any future acquisitions with cash and short-term investments, cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares. Subject to certain limitations in its debt agreements, as market conditions warrant, the Company may from time to time repay, repurchase or otherwise refinance loans that it has borrowed or debt securities that it has issued, including with funds borrowed under existing or new credit facilities or proceeds from the issuance of new securities.

The Company's total cash and cash availability as of December 31, 2019 and 2018 was as follows:

	2019	2018
Cash and cash equivalents (excluding restricted cash)	$277.3	$353.1
Additional cash availability from:
Uncommitted lines of credit	36.7	28.0
Revolving facility	387.3	347.5
Short-term investments	10.0	33.5
Total cash and cash availability	$711.3	$762.1

The following table summarizes the results of our consolidated statement of cash flows for the years ended December 31:

Net cash flow provided (used) by	2019	2018	2017
Operating activities	$135.8	$(104.1)	$37.1
Investing activities	(6.8)	34.4	(120.8)
Financing activities	(215.5)	10.9	(63.7)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.1)	(18.7)	37.9
Net decrease in cash, cash equivalents and restricted cash	$(87.6)	$(77.5)	$(109.5)

During 2019, cash, cash equivalents and restricted cash decreased $87.6 primarily due to payments on long-term debt and the redemption of shares and cash compensation to Diebold Nixdorf AG minority shareholders. This is partially offset by cash provided by operating activities resulting from the impact of DN Now Transformation activities on working capital.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2019
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impact reported cash flows. Net cash provided by operating activities was $135.8 for the year ended December 31, 2019, an increase of $239.9 from $104.1 cash used in operating activities for the year ended December 31, 2018. The overall increase was primarily due to improvements in working capital and a reduction in the net loss. Additional detail is included below:

•
Cash flows from operating activities during the year ended December 31, 2019 compared to the year ended December 31, 2018 were impacted by a $184.1 decrease in net loss. Refer to Results of Operations discussed above for further discussion of the Company's net loss.

•
The net aggregate of trade accounts receivable, inventories and accounts payable provided $183.3 and $11.4 in operating cash flows during the year ended December 31, 2019 and 2018, respectively. The $171.9 increase is primarily a result of DN Now transformation activities through greater focus and efficiency of payables, receivables and inventory.

•
Deferred revenue used $54.9 of operating cash during the year ended December 31, 2019, compared to a $42.4 used in the year ended December 31, 2018. The $12.5 increase in cash use associated with deferred revenue is related to lower customer prepayments primarily due to reducing early payment discounts.

•
The aggregate of income taxes and deferred income taxes provided $55.1 of operating cash during the year ended December 31, 2019, compared to $61.3 used in 2018. Refer to note 4 for additional discussion on income taxes.

•
In the aggregate, the other combined certain assets and liabilities used $13.7 and $12.6 in 2019 and 2018, respectively. The increased use of $1.1 in 2019 is primarily due to a $20.0 pre-payment of the minimum statutory funding requirements for the Company's U.S. pension plans offset by changes in certain other assets and liabilities.

The most significant changes in adjustments to net income include the non-recurring effects from goodwill impairment and lower non-routine inventory charges partially offset by deferred taxes compared to the prior year. The impairment of assets non-cash adjustment decreased to $30.2 in 2019 compared to $180.2 in 2018, or $150.0, primarily due to the non-recurring effects from goodwill impairment. The non-cash inventory charge of $23.8 in 2019 builds upon the Company's focus on streamlining its product portfolio and harvesting inventory. Other items include depreciation and amortization expense which decreased primarily due to a reduction in amortization of certain acquired intangibles as they become fully amortized and lower share-based compensation expense due to fewer granted awards.

Investing Activities. Net cash used by investing activities was $6.8 for the year ended December 31, 2019 compared to net cash provided by investing activities of $34.4 for the year ended December 31, 2018. The $41.2 unfavorable change was primarily due to the monetization of the Company's investment in the company owned life insurance plans in 2018 and a reduction in utilization of short-term investments in Brazil for cash needs across the organization. These were partially offset by increased proceeds from divestitures and the sale of assets primarily related to exiting non-core activities as well as a decrease in cash spent on capital expenditures and certain other assets. The maturities and purchases of investments primarily related to short-term investment activity in Brazil.

The Company anticipates capital expenditures of approximately $70 in 2020 to be utilized for improvements to the Company's product line and investments in its infrastructure. Currently, the Company finances these investments primarily with funds provided by income retained in the business, borrowings under the Company's committed and uncommitted credit facilities, and operating and capital leasing arrangements.

Financing Activities. Net cash used by financing activities was $215.5 for the year ended December 31, 2019 compared to net cash provided by financing activities of $10.9 for the year ended 2018, a change of $226.4. The change was primarily related to a reduction in borrowings from the revolver and certain facilities under the Credit Agreement partially offset by the redemption of shares and cash compensation paid to Diebold Nixdorf AG minority shareholders of $97.5 for the year ended December 31, 2019 compared to $377.2 in 2018. Refer to note 11 for details of the Company's cash flows related to debt borrowings and repayments.

Benefit Plans. The Company plans to make contributions to its retirement plans as well as benefits payments directly from the Company of approximately $23 for the year ended December 31, 2020, which is lower than historical amounts due to a $20.0 pre-payment of the minimum statutory funding requirements for the Company's U.S. pension plans during the fourth quarter of 2019. The Company anticipates reimbursement of approximately $13 for certain benefits paid from its trustee in 2019. Beyond 2020, minimum statutory funding requirements for the Company's U.S. pension plans may become more significant. The actual amounts required to be contributed are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory actions related to pension funding obligations. The Company has adopted a pension investment policy designed to achieve an adequate funded status based on expected benefit payouts and to establish an asset allocation that will

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2019
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

meet or exceed the return assumption while maintaining a prudent level of risk. The plan's target asset allocation adjusts based on the plan's funded status. As the funded status improves or declines, the debt security target allocation will increase and decrease, respectively. Management monitors assumptions used for our actuarial projections as well as any funding requirements for the plans.

Payments due under the Company's other post-retirement benefit plans are not required to be funded in advance. Payments are made as medical costs are incurred by covered retirees and are principally dependent upon the future cost of retiree medical benefits under these plans. The Company expects the other post-retirement benefit plan payments to be approximately $1 in 2020. Refer to note 15 for further discussion of the Company's pension and other post-retirement benefit plans.

Dividends. The Company paid dividends of $7.7 and $30.6 in the years ended December 31, 2018 and 2017, respectively. Annualized dividends per share were $0.10 and $0.40 for the years ended December 31, 2018 and 2017, respectively. In May 2018, the Company announced its decision to reallocate future dividend funds towards debt reduction and other capital resource needs.

Contractual Obligations. The following table summarizes the Company’s approximate obligations and commitments to make future payments under contractual obligations as of December 31, 2019:

		Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short-term uncommitted lines of credit (1)	$5.0	$5.0	$—	$—	$—
Long-term debt	2,200.8	27.5	992.6	1,180.7	—
Interest on debt (2)	492.6	157.2	264.1	71.3	—
Minimum lease obligations	217.0	79.4	83.3	30.7	23.6
Purchase commitments	—	—	—	—	—
Total	$2,915.4	$269.1	$1,340.0	$1,282.7	$23.6

(1)	The amount available under the short-term uncommitted lines at December 31, 2019 was $36.7. Refer to note 11 for additional information.

(2)	Amounts represent estimated contractual interest payments on outstanding long-term debt and notes payable. Rates in effect as of December 31, 2019 are used for variable rate debt.

At December 31, 2019, the Company also maintained uncertain tax positions of $50.9, for which there is a high degree of uncertainty as to the expected timing of payments (refer to note 4).

Refer to note 11 for additional information regarding the Company's debt obligations.

The Company anticipates a repayment of approximately $60 during 2020 as it met certain mandatory repayment provisions pursuant to the Credit Agreement.

In February 2020, the Company began soliciting the consents of certain of the lenders under the Credit Agreement necessary to amend the Credit Agreement to permit the Company to incur new secured or unsecured debt. If the required consents are obtained and the Credit Agreement is amended accordingly, subject to market and other conditions, the Company may incur new secured debt to refinance certain of the outstanding term loans under the Credit Agreement. However, there can be no assurance that the Company will be able to amend the Credit Agreement or that it will be able to refinance certain of the term loans on commercially acceptable terms or at all.

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
AND RESULTS OF OPERATIONS as of December 31, 2019
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
AND RESULTS OF OPERATIONS as of December 31, 2019
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

The following is a description of principal solutions offered within the Company's two main customer segments that generate the Company's revenue.

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
AND RESULTS OF OPERATIONS as of December 31, 2019
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

As of December 31, 2019, the Company had $233.3 and $113.4 of current assets and liabilities held for sale, respectively, primarily related to non-core businesses in Europe and Asia Pacific.

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
AND RESULTS OF OPERATIONS as of December 31, 2019
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

The following table represents assumed healthcare cost trend rates at December 31:

	2019	2018
Healthcare cost trend rate assumed for next year	6.5%	6.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that rate reaches ultimate trend rate	2025	2025

The healthcare trend rates for the postemployment benefits plans in the U.S. are reviewed based upon the results of actual claims experience. The Company used initial healthcare cost trends of 6.5 percent and 6.5 percent in 2019 and 2018, respectively, with an ultimate trend rate of 5.0 percent reach in 2025. Assumed healthcare cost trend rates have a modest effect on the amounts reported for the healthcare plans.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2019
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on other post-retirement benefit obligation	$0.3	$(0.3)

During 2019, the Society of Actuaries released new mortality tables (Pri-2012) and projection scales (MP-2019) resulting from recent studies measuring mortality rates for various groups of individuals. As of December 31, 2019, the Company adopted for the pension plan in the U.S., the use of the Pri-2012 mortality tables and the MP-2019 mortality projection scales. For the plans outside the U.S., the mortality tables used are those either required or customary for local accounting and/or funding purposes.

RECENTLY ISSUED ACCOUNTING GUIDANCE

Refer to note 1 for information on recently issued accounting guidance.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2019
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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Some of the risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements include, but are not limited to:

•	the outcome of the appraisal proceedings initiated in connection with the implementation of the DPLTA with the former Diebold Nixdorf AG and the merger/squeeze-out;

•
the Company's ability to achieve benefits from its cost-reduction initiatives and other strategic initiatives, such as DN Now, including its planned restructuring actions, as well as its business process outsourcing initiative;

•	the success of the Company’s new products, including its DN Series line;

•	the Company's ability to comply with the covenants contained in the agreements governing its debt;

•	the Company's ability to successfully refinance its debt when necessary or desirable;

•	the ultimate outcome of the Company’s pricing, operating and tax strategies applied to former Diebold Nixdorf AG and the ultimate ability to realize cost reductions and synergies;

•	the Company's ability to successfully operate its strategic alliances in China;

•
changes in political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the worldwide business in each of the Company's operations;

•	the Company’s reliance on suppliers and any potential disruption to the Company’s global supply chain;

•
the impact of market and economic conditions, including any additional deterioration and disruption in the financial and service markets, including the bankruptcies, restructurings or consolidations of financial institutions, which could reduce our customer base and/or adversely affect our customers' ability to make capital expenditures, as well as adversely impact the availability and cost of credit;

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(dollars in millions, except per share amounts)

The Company is exposed to foreign currency exchange rate risk inherent in its international operations denominated in currencies other than the U.S. dollar. A hypothetical 10 percent movement in the applicable foreign exchange rates would have resulted in an increase or decrease in 2019 operating profit of $13.2 and $10.8, respectively, and $11.1 and $9.1, respectively, for 2018. The sensitivity model assumes an instantaneous, parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in an instantaneous or parallel fashion may overstate the impact of changing exchange rates on amounts denominated in a foreign currency.

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

The Company manages interest rate risk with the use of variable rate borrowings under its committed and uncommitted credit facilities and interest rate swaps. Variable rate borrowings under the credit facilities totaled $1,805.7 and $1,914.4 of which $900.0 and $400.0 were effectively converted to fixed rate using interest rate swaps at December 31, 2019 and 2018, respectively. A one percentage point increase or decrease in interest rates would have resulted in an increase or decrease in interest expense of $8.6 and $14.6 for 2019 and 2018, respectively, including the impact of the swap agreements. The Company’s primary exposure to interest rate risk is movements in the LIBOR, which is consistent with prior periods.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Diebold Nixdorf, Incorporated:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Diebold Nixdorf, Incorporated and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2020, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019, due to the adoption of ASU 2016-02, Leases.
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition as of January 1, 2018, due to the adoption of ASU 2014-09, Revenue from Contracts with Customers.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Performance of incremental audit procedures over IT financial reporting processes
As of December 31, 2018, the Company identified a material weakness in internal control over financial reporting related to ineffective information technology general controls (ITGCs) related to information technology (IT) systems used for financial reporting by certain entities throughout the Company, which impacts substantially all financial statement account balances and disclosures. Automated and manual process level controls that were dependent on these ITGCs were also ineffective. While our report dated February 26, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, during a portion of the year the ITGCs were ineffective and the information or system generated reports produced by the affected financial reporting systems could not be relied upon without further testing.
We identified the performance of incremental audit procedures over IT financial reporting processes as a critical audit matter. Significant auditor judgment was required to design and execute the incremental audit procedures and to assess the sufficiency of the procedures performed and evidence obtained due to ineffective controls and the complexity of the Company’s IT environment.

The primary procedures we performed to address this critical audit matter included the following. We involved IT professionals with specialized skills and knowledge to assist in the identification, design and performance of the incremental procedures. We modified the types of procedures that were performed, which included the testing of the underlying records of selected transaction data obtained from the impacted IT systems. We evaluated the design of the Company’s controls over access and evaluated the integrity of the data being utilized to support the use of the information in the conduct of the audit. We evaluated the collective results of the incremental audit procedures performed to assess the sufficiency of audit evidence obtained related to the information produced by the impacted IT systems.
Evaluation of the net realizable value of inventory
As of December 31, 2018, the Company identified a material weakness in internal control over financial reporting related to inventory valuation. As discussed in Notes 1 and 5 to the consolidated financial statements, the Company identifies and writes down its excess and obsolete inventory to net realizable value based on factors that may indicate a decline in the market value of the inventory on hand. The Company’s inventory balance was $466.5 million as of December 31, 2019. While our report dated February 26, 2020 expressed an unqualified opinion on the effectiveness of internal control over financial reporting as of December 31, 2019, during a portion of the year the controls related to inventory valuation were ineffective.
We identified the evaluation of the net realizable value of inventory as a critical audit matter. Judgment was required to evaluate future demand and marketability of products, impact of new product introduction, or specific item identification, such as product discontinuance or other significant changes to existing products. In addition, the existence of a material weakness during a portion of the year added additional complexity.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s inventory valuation process, including controls related to analyzing excess and obsolete inventories and determining the net realizable value of inventory. For inventory determined to be excess or obsolete, we analyzed the Company’s estimated net realizable value in consideration of discontinued product lines, canceled customer orders, and other indicators of demand. We evaluated the relevance and reliability of underlying data that was used in the Company’s estimate. We assessed adjustments to the prior period net realizable value for information that was contradictory to the current year’s assumptions. Additionally, we evaluated the timing of net realizable value adjustments to inventory by obtaining evidence over the purpose for the adjustment. We evaluated our findings through inquiry with, and evidence obtained from, those responsible for managing the inventory. In addition, we tested the Company’s calculation of net realizable value based on the Company’s methodology.

/s/ KPMG LLP

We or our predecessor firms have served as the Company’s auditor since 1965.

Cleveland, Ohio
February 26, 2020

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Diebold Nixdorf, Incorporated:

Opinion on Internal Control Over Financial Reporting
We have audited Diebold Nixdorf, Incorporated and subsidiaries (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2020, expressed an unqualified opinion on those consolidated financial statements.
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
February 26, 2020

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	December 31,
	2019	2018
ASSETS
Current assets
Cash, cash equivalents and restricted cash	$280.9	$458.4
Short-term investments	10.0	33.5
Trade receivables, less allowances for doubtful accounts of $42.2 and $58.2, respectively	619.3	737.2
Inventories	466.5	610.1
Prepaid expenses	51.3	57.4
Current assets held for sale	233.3	79.0
Other current assets	230.7	225.3
Total current assets	1,892.0	2,200.9
Securities and other investments	21.4	22.4
Property, plant and equipment, net	231.5	304.1
Deferred income taxes	120.8	243.9
Goodwill	764.0	798.2
Customer relationships, net	447.7	533.1
Other intangible assets, net	54.6	91.5
Right-of-use operating lease assets	167.5	—
Other assets	91.1	86.4
Total assets	$3,790.6	$4,280.5

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities
Notes payable	$32.5	$49.5
Accounts payable	471.5	509.5
Deferred revenue	320.5	378.2
Payroll and other benefits liabilities	224.7	184.3
Current liabilities held for sale	113.4	33.2
Operating lease liabilities	62.8	—
Other current liabilities	374.2	413.7
Total current liabilities	1,599.6	1,568.4
Long-term debt	2,108.7	2,190.0
Pensions, post-retirement and other benefits	237.7	273.8
Long-term operating lease liabilities	106.4	—
Deferred income taxes	134.5	153.5
Other liabilities	89.1	87.3
Commitments and contingencies
Redeemable noncontrolling interests	20.9	130.4
Equity
Diebold Nixdorf, Incorporated shareholders' equity
Preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Common shares, $1.25 par value, 125,000,000 authorized shares, (92,208,247 and 91,345,451 issued shares, 76,813,013 and 76,174,025 outstanding shares, respectively)	115.3	114.2
Additional capital	773.9	741.8
Retained earnings (accumulated deficit)	(472.3)	(131.0)
Treasury shares, at cost (15,395,234 and 15,171,426 shares, respectively)	(571.9)	(570.4)
Accumulated other comprehensive loss	(375.3)	(304.3)
Total Diebold Nixdorf, Incorporated shareholders' equity	(530.3)	(149.7)
Noncontrolling interests	24.0	26.8
Total equity	(506.3)	(122.9)
Total liabilities, redeemable noncontrolling interests and equity	$3,790.6	$4,280.5
See accompanying notes to consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Years ended December 31,
	2019	2018	2017
Net sales
Services	$2,608.0	$2,789.5	$2,785.3
Products	1,800.7	1,789.1	1,824.0
	4,408.7	4,578.6	4,609.3
Cost of sales
Services	1,921.1	2,157.0	2,110.1
Products	1,420.5	1,522.8	1,499.4
	3,341.6	3,679.8	3,609.5
Gross profit	1,067.1	898.8	999.8
Selling and administrative expense	908.8	893.5	933.7
Research, development and engineering expense	147.1	157.4	155.5
Impairment of assets	30.2	180.2	3.1
Loss (gain) on sale of assets, net	7.6	(6.7)	1.0
	1,093.7	1,224.4	1,093.3
Operating loss	(26.6)	(325.6)	(93.5)
Other income (expense)
Interest income	9.3	8.7	20.3
Interest expense	(202.9)	(154.9)	(117.3)
Foreign exchange loss, net	(5.1)	(2.5)	(3.9)
Miscellaneous, net	(3.6)	(4.0)	2.5
Loss before taxes	(228.9)	(478.3)	(191.9)
Income tax expense	116.7	37.2	28.3
Equity in earnings (loss) of unconsolidated subsidiaries, net	1.0	(13.2)	6.3
Net loss	(344.6)	(528.7)	(213.9)
Net (loss) income attributable to noncontrolling interests	(3.3)	2.7	27.6
Net loss attributable to Diebold Nixdorf, Incorporated	$(341.3)	$(531.4)	$(241.5)

Basic and diluted weighted-average shares outstanding	76.7	76.0	75.5

Net loss attributable to Diebold Nixdorf, Incorporated
Basic and diluted loss per share	$(4.45)	$(6.99)	$(3.20)

Dividends declared and paid per common share	$—	$0.10	$0.40

See accompanying notes to consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Years ended December 31,
	2019	2018	2017
Net loss	$(344.6)	$(528.7)	$(213.9)
Other comprehensive income (loss), net of tax:
Adoption of accounting standard	—	(29.0)	—
Translation adjustment (net of tax of $4.9, $(2.7) and $8.4, respectively)	(40.8)	(70.1)	140.3
Foreign currency hedges (net of tax of $(0.4), $(1.2) and $0.2, respectively)	(0.7)	4.2	0.6
Interest rate hedges:
Net (loss) income recognized in other comprehensive income (net of tax of $0.7, $0.3 and $(1.7), respectively)	(8.8)	(1.4)	3.9
Less: reclassification adjustments for amounts recognized in net (loss) income (net of tax of $(0.3), $(0.6) and $(0.1), respectively)	(3.4)	(2.6)	0.4
	(5.4)	1.2	3.5
Pension and other post-retirement benefits:
Prior service credit recognized during the year (net of tax of $(0.1), $0.0 and $0.0, respectively)	(0.6)	—	—
Net actuarial losses recognized during the year (net of tax of $0.6, $(1.1) and $(3.3), respectively)	4.6	4.8	2.2
Prior service (benefit) cost occurring during the year (net of tax of $0.0, $0.0 and $(0.5), respectively)	—	—	0.4
Net actuarial (gain) loss occurring during the year (net of tax of $(3.1), $(4.0) and $(6.6), respectively)	(25.8)	(10.9)	4.5
Net actuarial losses recognized due to settlement (net of tax of $(0.1), $(1.3) and $0.4, respectively)	(1.0)	(3.5)	(0.2)
Acquired benefit plans and other (net of tax of $(0.4), $0.0 and $1.5, respectively)	(3.0)	(7.7)	(1.5)
Currency impact (net of tax of $0.0, $(0.3) and $(1.9), respectively)	0.2	(0.9)	1.3
	(25.6)	(18.2)	6.7
Other	0.1	—	(0.2)
Other comprehensive (loss) income, net of tax	(72.4)	(111.9)	150.9
Comprehensive loss	(417.0)	(640.6)	(63.0)
Less: comprehensive (loss) income attributable to noncontrolling interests	(4.7)	(1.2)	33.5
Comprehensive loss attributable to Diebold Nixdorf, Incorporated	$(412.3)	$(639.4)	$(96.5)

See accompanying notes to consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per share amounts)

	Common Shares					Accumulated Other Comprehensive Income (Loss)	Total Diebold Nixdorf, Incorporated Shareholders' Equity
	Number	$1.25 Par Value	Additional Capital	Retained Earnings	Treasury Shares			Non-controlling Interests	Total Equity
Balance, January 1, 2017	89.9	$112.4	$720.0	$646.6	$(562.4)	$(341.3)	$575.3	$433.4	$1,008.7
Net income (loss)				(241.5)			(241.5)	27.6	(213.9)
Other comprehensive income						145.0	145.0	5.9	150.9
Stock options exercised	—	—	0.3				0.3		0.3
Share-based compensation issued	0.6	0.8	(0.7)				0.1		0.1
Share-based compensation expense			33.9				33.9		33.9
Dividends paid				(30.6)			(30.6)		(30.6)
Treasury shares (0.2 shares)					(5.0)		(5.0)		(5.0)
Reclassification of guaranteed dividend to accrued liabilities							—	(24.6)	(24.6)
Reclassification to redeemable noncontrolling interest			(32.0)				(32.0)	(386.7)	(418.7)
Distribution noncontrolling interest holders, net							—	(18.8)	(18.8)
Balance, December 31, 2017	90.5	$113.2	$721.5	$374.5	$(567.4)	$(196.3)	$445.5	$36.8	$482.3
Net income (loss)				(531.4)			(531.4)	2.7	(528.7)
Other comprehensive loss						(108.0)	(108.0)	(3.9)	(111.9)
Share-based compensation issued	0.8	1.0	(1.1)				(0.1)		(0.1)
Share-based compensation expense			36.6				36.6		36.6
Dividends paid				(7.7)			(7.7)		(7.7)
Treasury shares (0.2 shares)					(3.0)		(3.0)		(3.0)
Accounting principle change				33.6			33.6		33.6
Reclassification of guaranteed dividend to accrued liabilities							—	(3.4)	(3.4)
Reclassification to redeemable noncontrolling interest			(15.2)				(15.2)	—	(15.2)
Distribution to noncontrolling interest holders, net							—	(0.5)	(0.5)
Acquisition and divestitures, net							—	(4.9)	(4.9)
Balance, December 31, 2018	91.3	$114.2	$741.8	$(131.0)	$(570.4)	$(304.3)	$(149.7)	$26.8	$(122.9)
Net loss				(341.3)			(341.3)	(3.3)	(344.6)
Other comprehensive loss						(71.0)	(71.0)	(1.4)	(72.4)
Share-based compensation issued	0.9	1.1	(1.0)				0.1		0.1
Share-based compensation expense			24.0				24.0		24.0
Treasury shares (0.2 shares)					(1.5)		(1.5)		(1.5)
Reclassification from redeemable noncontrolling interest and other			9.1				9.1	4.9	14.0
Acquisitions and divestitures, net							—	(3.0)	(3.0)
Balance, December 31, 2019	92.2	$115.3	$773.9	$(472.3)	$(571.9)	$(375.3)	$(530.3)	$24.0	$(506.3)

See accompanying notes to consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2019	2018	2017
Cash flow from operating activities
Net loss	$(344.6)	$(528.7)	$(213.9)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Depreciation and amortization	226.1	247.8	252.2
Share-based compensation expense	24.0	36.6	33.9
Impairment of assets	30.2	180.2	3.1
Deferred income taxes	54.2	(59.6)	16.6
Inventory charge	23.8	74.5	4.2
Other	6.5	(9.6)	3.5
Changes in certain assets and liabilities
Trade receivables	111.5	51.0	23.9
Inventories	104.9	(5.1)	21.8
Accounts payable	(33.1)	(34.5)	(6.3)
Deferred revenue	(54.9)	(42.4)	26.0
Income taxes	0.9	(1.7)	(38.7)
Restructuring accrual	(13.5)	4.2	(33.5)
Warranty liability	(3.4)	(33.1)	(34.2)
Certain other assets and liabilities	3.2	16.3	(21.5)
Net cash provided (used) by operating activities	135.8	(104.1)	37.1
Cash flow from investing activities
Capital expenditures	(42.9)	(58.5)	(69.4)
Payments for acquisitions	—	(5.9)	(5.6)
Proceeds from maturities of investments	241.7	317.8	296.2
Payments for purchases of investments	(222.2)	(200.2)	(329.8)
Proceeds from divestitures and the sale of assets	29.9	11.1	20.9
Decrease in certain other assets	(13.3)	(29.9)	(33.1)
Net cash provided (used) by investing activities	(6.8)	34.4	(120.8)
Cash flow from financing activities
Dividends paid	—	(7.7)	(30.6)
Debt issuance costs	(12.6)	(39.4)	(1.1)
Revolving debt (repayments) borrowings, net	(125.0)	50.0	75.0
Other debt borrowings	397.8	725.9	374.1
Other debt repayments	(375.7)	(337.7)	(458.8)
Distributions to noncontrolling interest holders	(98.1)	(377.2)	(17.6)
Issuance of common shares	—	—	0.3
Other	(1.9)	(3.0)	(5.0)
Net cash provided (used) by financing activities	(215.5)	10.9	(63.7)
Effect of exchange rate changes on cash	(1.1)	(18.7)	37.9
Decrease in cash, cash equivalents and restricted cash	(87.6)	(77.5)	(109.5)
Add: Cash included in assets held for sale at beginning of year	7.3	—	—
Less: Cash included in assets held for sale at end of year	97.2	7.3	—
Cash, cash equivalents and restricted cash at the beginning of the year	458.4	543.2	652.7
Cash, cash equivalents and restricted cash at the end of the year	$280.9	$458.4	$543.2
Cash paid for
Income taxes	$41.8	$64.9	$78.2
Interest	$189.7	$129.6	$99.9

See accompanying notes to consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2019
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

Error Correction. During 2019, the Company identified an immaterial prior period error related to deferred income taxes (liabilities), resulting in related errors to impairment of assets on the consolidated statement of operations, and other current assets (assets held for sale), goodwill, and total Diebold Nixdorf, Incorporated shareholders’ equity on the consolidated balance sheet. Management determined that the error was not material to any prior period, and the accompanying consolidated financial statements for 2018 have been adjusted. The corrections impacted all of the Company’s reportable operating segments. As a result of applying the corrections retrospectively, previously reported balances within certain financial statement line items increased (decreased) as follows:

Year ended
December 31, 2018
Results of operations
Impairment of assets	$(37.3)
Net loss attributable to Diebold Nixdorf, Inc.	$(37.3)
Basic and diluted loss per common share	$(0.49)

Consolidated balance sheet data
Other current assets	$(2.5)
Goodwill	$(28.9)
Deferred income taxes (liabilities)	$(68.1)
Total equity	$36.7

The error described above primarily relates to an overstatement of deferred income taxes (liabilities) and related goodwill recorded as part of the Acquisition. As a result of the correction, the goodwill impairment charges recorded in 2018 have been reduced by $37.3. Refer to Note 8 for further details related to the impairment of goodwill.

Reclassification. The Company has reclassified the presentation of certain prior-year information to conform to the current presentation. The Company reclassified immaterial amounts of $7.9 from cost of sales to selling and administrative expense for the year ended December 31, 2018. The amount represents selling costs that were incorrectly being recorded within cost of sales.

The Company reclassified an immaterial amount of $10.9 for the year ended December 31, 2018 within the operating activities of the consolidated statements of cash flows between depreciation and amortization and certain other assets and liabilities to correct its presentation.

International Operations. The financial statements of the Company’s international operations are measured using local currencies as their functional currencies, with the exception of certain financial results from Mexico, Argentina, Singapore and Switzerland, which have a functional currency other than local currency. These operations used either United States dollar (USD) or euro as their functional currency depending on the concentration of USD or euro transactions and distinct financial information. The

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Company translates the assets and liabilities of its non-U.S. subsidiaries at the exchange rates in effect at year end and the results of operations at the average rate throughout the year. The translation adjustments are recorded directly as a separate component of shareholders’ equity, while transaction gains (losses) are included in net income (loss).

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

As of December 31, 2019, the Company had $233.3 and $113.4 of current assets and liabilities held for sale, respectively, primarily related to non-core businesses in Eurasia. As of December 31, 2018 the Company had $79.0 and $33.2 of current assets and liabilities held for sale, respectively, primarily related to non-core business in Europe and the Americas.

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

Accounting Standards Update (ASU) 2017-09, Revenue from Contracts with Customers, was adopted using a modified retrospective approach to open contracts as of the effective date, January 1, 2018. The standard is intended to reduce potential for diversity in practice at initial application and reducing the cost and complexity of applying Topic 606 both at transition and prospectively. As a result of the adoption, the cumulative increase to the Company's retained earnings at January 1, 2018 was $4.6.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2019
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

The following is a description of principal solutions offered within the Company's two main customer segments that generate the Company's revenue.

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

Services. The Company provides its banking customers product-related services, which include proactive monitoring and rapid resolution of incidents through remote service capabilities or an on-site visit. First and second line maintenance, preventive maintenance and on-demand services keep the distributed assets of the Company's customers up and running through a standardized incident management process. Managed services and outsourcing consists of the end-to-end business processes, solution management, upgrades and transaction processing. The Company also provides a full array of cash management services, which optimizes the availability and cost of physical currency across the enterprise through efficient forecasting, inventory and replenishment processes.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Refer to note 20 for additional information regarding the Company's reportable operating segments, disaggregation of net sales by segments and product solutions, net sales by geographical region and disaggregation by timing of revenue recognition.

Contract balances

The following table provides 2019 and 2018 information about receivables and deferred revenue, which represent contract liabilities from contracts with customers:

	2019		2018
Contract balance information	Trade Receivables	Contract liabilities	Trade Receivables	Contract liabilities
Balance at January 1	$737.2	$378.2	$827.9	$436.5
Balance at December 31	$619.3	$320.5	$737.2	$378.2

Contract assets are minimal for the periods presented. The amount of revenue recognized in 2019 and 2018 from performance obligations satisfied (or partially satisfied) in previous periods, mainly due to the changes in the estimate of variable consideration and contract modifications was de minimis. There have been $24.4 and $22.8 during the years ended December 31, 2019 and 2018, respectively, of impairment losses recognized as bad debt related to receivables or contract assets arising from the Company's contracts with customers.

As of January 1, 2019, the Company had $378.2 of unrecognized deferred revenue constituting the remaining performance obligations that are either unsatisfied (or partially unsatisfied). During 2019, the Company recognized revenue of $314.0 related to the Company's deferred revenue balance at January 1, 2019.

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

Transaction price allocated to the remaining performance obligations

As of December 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1,700. The Company generally expects to recognize revenue on the remaining performance obligations over the

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

next twelve months. The Company enters into service agreements with cancellable terms after a certain period without penalty. Unsatisfied obligations reflect only the obligation during the initial term. The Company applies the practical expedient in ASC paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

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

Advertising Costs. Advertising costs are expensed as incurred and were $7.5, $10.1 and $11.0 in 2019, 2018 and 2017, respectively.

Research, Development and Engineering. Research, development and engineering costs are expensed as incurred and were $147.1, $157.4 and $155.5 in 2019, 2018 and 2017, respectively.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2019
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

Cash, Cash Equivalents and Restricted Cash. The Company considers highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company had $3.6 and $105.3 of restricted cash at December 31, 2019 and 2018, respectively. Restricted cash as of December 31, 2018, primarily related to the acquisition of the remaining shares in Diebold Nixdorf AG.

Financial Instruments. The carrying amount of cash and cash equivalents, short-term investments, trade receivables and accounts payable approximated their fair value because of the relatively short maturity of these instruments. The Company’s risk-management strategy utilizes derivative financial instruments such as forwards to hedge certain foreign currency exposures and interest rate swaps to manage interest rate risk. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. The Company does not enter into derivatives for trading purposes. The Company recognizes all derivatives on the balance sheet at fair value. Changes in the fair values of derivatives that are not designated as hedges are recognized in earnings. If the derivative is designated and qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either offset against the change in the hedged assets or liabilities through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.

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
NAV
Fair value of investments categorized as NAV represent the plan’s interest in private equity, hedge and property funds. The fair value for these assets is determined based on the NAV as reported by the underlying investment managers.

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
FORM 10-K as of December 31, 2019
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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

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

Contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Legal costs incurred in connection with loss contingencies are expensed as incurred.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Noncontrolling Interests and Redeemable Noncontrolling Interests. Noncontrolling interests represent the portion of profit or loss, net assets and comprehensive income that is not allocable to the Company. During 2018 and 2017, net income attributable to noncontrolling interests primarily represented guaranteed dividends that the Company was obligated to pay to the noncontrolling shareholders of Diebold Nixdorf AG.

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

Related Party Transactions. The Company has certain strategic alliances that are not consolidated. The Company tests these strategic alliances annually, individually and in aggregate, to determine materiality. The Company owns 40.0 percent of Inspur (Suzhou) Financial Information Technology Co., Ltd (Inspur JV) and 43.6 percent of Aisino-Wincor Retail & Banking Systems (Shanghai) Co., Ltd (Aisino JV) as of December 31, 2019. The Company engages in transactions in the ordinary course of business. The Company's strategic alliances are not significant subsidiaries and are accounted for under the equity method of investments. As of December 31, 2019, the Company had accounts receivable and accounts payable balances with these affiliates of $10.3 and $11.8, respectively, which is included in trade receivables, less allowances for doubtful accounts and accounts payable, respectively, on the consolidated balance sheets. During the fourth quarter of 2018, the Company recorded a charge of $19.2 for its investment in its Aisino strategic alliance as a result of the weakening banking market in China. The charge was included in equity in (loss) earnings of unconsolidated subsidiaries, net in its consolidated statements of operations.

As of December 31, 2018, the Company had a minority equity stake in Kony, which was accounted for using the cost method of accounting. In September 2019, the Company's interest in Kony was sold for cash proceeds of $21.3. The Company's carrying value in Kony was $14.0, resulting in a gain of $7.3.

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
January 1, 2019

Recently Issued Accounting Guidance

The Company has considered the recent ASUs issued by the Financial Accounting Standards Board (FASB) summarized below, which could significantly impact its financial statements:

Standards Pending Adoption	Description	Effective/Adoption Date	Anticipated Impact
ASU 2018-13, Fair Value Measurement (Topic 820) -Disclosure Framework -Changes to the Disclosure Requirements for Fair Value Measurement	The standard is is designed to improve the effectiveness of disclosures by removing, modifying and adding disclosures related to fair value measurements.	January 1, 2020	The Company does not expect this ASU will have a significant impact on its consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Standards Pending Adoption	Description	Effective/Adoption Date	Anticipated Impact
ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606	The amendments in this update provide guidance on whether certain transactions between collaborative arrangement participants should be accounted for under Topic 606.	January 1, 2020	The Company does not expect this ASU will have a significant impact on its consolidated financial statements.
ASU 2016-13, Financial Instruments - Credit Losses
The amendments in this update replace the incurred loss impairment methodology with the current expected credit loss methodology. This will change the measurement of credit losses on financial instruments and the timing of when such losses are recorded.
		January 1, 2020	The Company does not expect this ASU will have a significant impact on its consolidated financial statements.
ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General Subtopic 715-20 - Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans	The standard is designed to improve the effectiveness of disclosures by removing and adding disclosures related to defined benefit plans.	January 1, 2021	The Company is currently assessing the impact this ASU will have on its consolidated financial statements. The ASU allows for early adoption in any year end after issuance of the update.
ASU 2019-01 Leases (Topic 842) Codification Improvements
The standard is designed to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing essential information about leasing transactions.
		January 1, 2020	The Company does not expect this ASU will have a significant impact on its consolidated financial statements.
ASU 2019-04 Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815 Derivatives and Hedging, and Topic 825, Financial Instruments
The standard is designed to clarify, correct, and improve various aspects of the guidance in the following ASUs related to financial instruments: ASU 2016-01 - Financial Instruments - Overal (Subtopic 825-10) Recognition and Measurement of Financial Assets and Liabilities, ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments and ASU 2017-12 - Derivatives and Hedging (Topic 815): Targeted Improvements for Hedging Activities.
		January 1, 2020	The Company does not expect this ASU will have a significant impact on its consolidated financial statements.
ASU 2019-10 Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842) -Effective Dates	The standard modifies timing of adopting certain ASUs based on feedback obtained from stakeholders regarding the challenges of adopting.	Varies based on ASUs within 2019-10	The Company is currently assessing the impact this ASU will have on its consolidated financial statements.
ASU 2019-12 - Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes
The standard simplify the accounting for income taxes by removing certain exceptions to the general principals in Topic 740, Income Taxes and improves consistent application or and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance.
		January 1, 2021	The Company is currently assessing the impact this ASU will have on its consolidated financial statements. The ASU allows for early adoption in any year end after issuance of the update.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2019
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

The following table represents amounts used in computing earnings (loss) per share and the effect on the weighted-average number of shares of dilutive potential common shares for the years ended December 31:

	2019	2018	2017
Numerator
Income (loss) used in basic and diluted loss per share
Net loss	$(344.6)	$(528.7)	$(213.9)
Net (loss) income attributable to noncontrolling interests	(3.3)	2.7	27.6
Net loss attributable to Diebold Nixdorf, Incorporated	$(341.3)	$(531.4)	$(241.5)
Denominator
Weighted-average number of common shares used in basic and diluted earnings (loss) per share (1)	76.7	76.0	75.5
Net loss attributable to Diebold Nixdorf, Incorporated
Basic and diluted loss per share	$(4.45)	$(6.99)	$(3.20)
Anti-dilutive shares
Anti-dilutive shares not used in calculating diluted weighted-average shares	3.2	4.5	3.4

(1)
Incremental shares of 1.6, 0.7 and 0.7 were excluded from the computation of diluted loss per share for the years ended December 31, 2019, 2018 and 2017, respectively, because their effect is anti-dilutive due to the loss from operations.

NOTE 3: SHARE-BASED COMPENSATION AND EQUITY

Dividends. On the basis of amounts declared and paid quarterly, the annualized dividends per share were $0.10 and $0.40 for the years ended December 31, 2018 and 2017, respectively. The Company did not pay any dividends in 2019. In May 2018, the Company announced its decision to reallocate future dividend funds towards debt reduction and other capital resource needs.

Share-Based Compensation Cost. The Company recognizes costs resulting from all share-based payment transactions based on the fair market value of the award as of the grant date. Awards are valued at fair value and compensation cost is recognized on a straight-line basis over the requisite periods of each award. The Company estimated forfeiture rates are based on historical experience. To cover the exercise and/or vesting of its share-based payments, the Company generally issues new shares from its authorized, unissued share pool. The number of common shares that may be issued pursuant to the 2017 Equity and Performance Incentive Plan (the 2017 Plan) was 9.1, of which 4.1 shares were available for issuance at December 31, 2019.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

The following table summarizes the components of the Company’s employee and non-employee directors share-based compensation programs recognized as selling and administrative expense for the years ended December 31:

	2019	2018	2017
Stock options
Pre-tax compensation expense	$1.5	$2.8	$4.6
Tax benefit	(0.2)	(0.6)	(1.3)
Stock option expense, net of tax	$1.3	$2.2	$3.3

RSU's
Pre-tax compensation expense	$11.6	$19.8	$16.4
Tax benefit	(2.5)	(4.3)	(4.0)
RSU expense, net of tax	$9.1	$15.5	$12.4

Performance shares
Pre-tax compensation expense	$10.9	$14.0	$12.9
Tax benefit	(2.9)	(3.3)	(3.0)
Performance share expense, net of tax	$8.0	$10.7	$9.9

Total share-based compensation
Pre-tax compensation expense	$24.0	$36.6	$33.9
Tax benefit	(5.6)	(8.2)	(8.3)
Total share-based compensation, net of tax	$18.4	$28.4	$25.6

The following table summarizes information related to unrecognized share-based compensation costs as of December 31, 2019:

	Unrecognized Cost	Weighted-Average Period
		(years)
Stock options	$2.0	1.4
RSUs	8.8	1.2
Performance shares	10.8	1.2
	$21.6

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

Stock Options

Stock options generally vest after a period of one year to three years and have a maturity of ten years from the issuance date. Option exercise prices equal the closing price of the Company’s common shares on the date of grant. The estimated fair value of the options granted was calculated using a Black-Scholes option pricing model using the following assumptions:

	2019	2018	2017
Expected life (in years)	3	3	3
Weighted-average volatility	62%	36%	31%
Risk-free interest rate	2.32-2.58%	2.39-2.42%	1.28%
Expected dividend yield	—%	2.24%	1.65%

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2019
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

Options outstanding and exercisable as of December 31, 2019 and changes during the year ended were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
		(per share)	(in years)
Outstanding at January 1, 2019	2.5	$27.05
Expired or forfeited	(1.3)	$29.62
Granted	1.2	$4.67
Outstanding at December 31, 2019	2.4	$14.89	8	$—
Options exercisable at December 31, 2019	0.8	$26.67	6	$—
Options vested and expected to vest (2) at December 31, 2019	2.4	$14.89	8	$6.9

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing share price on the last trading day of the year in 2019 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders exercised their options on December 31, 2019. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common shares.

(2)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumption to total outstanding non-vested options.

The aggregate intrinsic value of options exercised was minimal for the years ended December 31, 2019, 2018, and 2017. The weighted-average, grant-date fair value of stock options granted for the years ended December 31, 2019, 2018 and 2017 was $2.00, $4.21 and $4.57, respectively. Total fair value of stock options vested during the years ended December 31, 2019, 2018 and 2017 was $7.8, $3.0 and $2.4, respectively. There were no options exercised during the years ended December 31, 2019 or 2018. Exercise of options during the year ended December 31, 2017 resulted in cash receipts of $0.3.

Restricted Stock Units

Each RSU provides for the issuance of one common share of the Company at no cost to the holder and are granted to both employees and non-employee directors. RSUs granted to employees prior to 2016 vest after a period of three years. RSUs granted to employees during or after 2016 ratably vest per annum over a three-year period and for non-employee directors cliff vest after one year. During the vesting period, employees and non-employee directors are paid the cash equivalent of dividends on RSUs. Non-vested employee RSUs are forfeited upon termination unless the Board of Directors determines otherwise.
Non-vested RSUs outstanding as of December 31, 2019 and changes during the year ended were as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2019	1.6	$19.66
Forfeited	(0.1)	$19.63
Vested	(0.8)	$20.24
Granted (1)	1.5	$5.05
Non-vested at December 31, 2019	2.2	$9.99

(1)	The RSUs granted during the year ended December 31, 2019 included 0.1 one year RSUs to non-employee directors under the 1991 Plan. These RSUs had a weighted-average, grant-date fair value of $12.71.

The weighted-average grant-date fair value of RSUs granted for the years ended December 31, 2019, 2018 and 2017 was $5.05, $17.34 and $26.81, respectively. The total fair value of RSUs vested during the years ended December 31, 2019, 2018 and 2017 was $14.4, $18.9 and $13.9, respectively.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Performance Shares

Performance shares are granted to employees and vest based on the achievement of certain performance objectives, as determined by the Board of Directors each year. The estimated fair value of certain performance shares granted was calculated using the Monte Carlo simulation method. Each performance share earned entitles the holder to one common share of the Company. The Company's performance shares include performance objectives that are assessed after a period of three years as well as performance objectives that are assessed annually over a period of three years. No shares are vested unless certain performance threshold objectives are met.

Non-vested performance shares outstanding as of December 31, 2019 and changes during the year ended were as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2019 (1)	3.0	$26.90
Forfeited	(0.5)	$27.21
Vested	(0.2)	$26.60
Granted	0.1	$9.90
Non-vested at December 31, 2019	2.4	$26.44

(1)
Non-vested performance shares are based on a maximum potential payout. Actual shares vested at the end of the performance period may be less than the maximum potential payout level depending on achievement of the performance objectives, as determined by the Board of Directors.

The weighted-average grant-date fair value of performance shares granted for the years ended December 31, 2019, 2018 and 2017 was $9.90, $22.65 and $31.31, respectively. The total fair value of performance shares vested during the years ended December 31, 2019, 2018 and 2017 was $6.0, $5.5 and $3.6, respectively.

Director Deferred Shares

The Company has a minimal amount of deferred shares which are both vested and outstanding that were issued to non-employee directors under the 1991 Plan and will be issued at the end of the deferral period.

NOTE 4: INCOME TAXES

The following table presents components of loss from operations before taxes for the years ended December 31:

	2019	2018	2017
Domestic	$(249.6)	$(300.9)	$(212.6)
Foreign	20.7	(177.4)	20.7
Total	$(228.9)	$(478.3)	$(191.9)

The following table presents the components of income tax (benefit) expense for the years ended December 31:

	2019	2018	2017
Current
U.S. federal	$0.7	$0.8	$(5.9)
Foreign	36.1	49.0	72.9
State and local	1.5	1.9	1.7
Total current	38.3	51.7	68.7
Deferred
U.S. federal	78.1	4.6	7.6
Foreign	(11.7)	(19.8)	(44.9)
State and local	12.0	0.7	(3.1)
Total deferred	78.4	(14.5)	(40.4)
Income tax expense (benefit)	$116.7	$37.2	$28.3

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

In addition to the income tax expense (benefit) listed above for the years ended December 31, 2019, 2018 and 2017, income tax (benefit) expense allocated directly to shareholders equity for the same periods was $(19.1), $8.5 and $7.2, respectively. The income tax (benefit) expense allocated directly to shareholders equity for the years ended December 31, 2019, 2018 and 2017 also includes expense of $(2.4), $(11.6) and $9.9, respectively, related to current year movement in valuation allowance.

Income tax expense (benefit) attributable to loss from operations before taxes differed from the amounts computed by applying the U.S. federal income tax rate of 21 percent to pre-tax loss from operations for years ended December 31, 2019 and 2018 as a result of the Tax Act. The applicable U.S. federal rate of 35 percent to pre-tax loss from operations was used for 2017. The following table presents these differences for the years ended December 31:

	2019	2018	2017
Statutory tax benefit	$(48.1)	$(100.5)	$(67.2)
State and local taxes (net of federal tax benefit)	(3.8)	1.5	(1.1)
Brazil non-taxable incentive	(5.8)	(3.8)	(3.9)
Valuation allowances	46.2	80.6	10.5
Barbados loan restructuring	83.1	—	—
Netherlands liquidation deferred tax	5.9	—	—
Goodwill impairment	—	34.0	—
Foreign tax rate differential	(1.4)	(33.7)	(31.5)
Tax on unremitted foreign earnings	8.9	4.9	14.4
Accrual adjustments	4.0	3.1	4.1
Tax Act - rate impact on deferred tax balance	—	(2.5)	45.1
U.S. taxed foreign income	10.5	32.6	36.6
Business tax credits	—	(1.1)	(0.6)
Non-deductible (non-taxable) items	18.0	18.9	22.1
Return to provision and prior year true up	(3.8)	1.6	(1.4)
Withholding tax and other taxes	6.8	1.7	1.5
Other	(3.8)	(0.1)	(0.3)
Income tax expense (benefit)	$116.7	$37.2	$28.3

The effective tax rate for 2019 was (51.0) percent and is primarily due to the U.S. taxed foreign income, including global intangible low-taxed income (GILTI), valuation allowances recorded on certain foreign and state jurisdictions and U.S. foreign tax credits that management concluded did not meet the more likely than not criteria for realization and the tax effects related to the Barbados structure collapse. The Company’s collapse of its Barbados structure to meet the covenant requirements under its credit agreement resulted in a net tax expense of $46.3 inclusive of the offsetting valuation allowance release relating to the Company’s nondeductible interest expense that was carried forward from December 31, 2018. No taxes are currently payable related to the Barbados structure collapse.

The Tax Act was enacted on December 22, 2017. The Tax Act reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent, required companies to pay a one-time transition tax on earnings for certain foreign subsidiaries and created new taxes on certain foreign sourced earnings. Due to the complexities involved in accounting for the enacted Tax Act, the Company applied the guidance in SAB 118 and a reasonable estimate of the impacts was included for the year ended December 31, 2017. At December 31, 2017, the Company recorded a non-cash charge to tax expense of $81.7 of which $45.1 represented the reduction to deferred income taxes for the income tax rate change and $36.6 related to the one-time transition tax on deferred foreign earnings. As of December 31, 2018, the Company completed the accounting as required under SAB 118 for items previously considered provisional. While the Company was able to make an estimate of the transition tax for 2017, it continued to gather additional information to more precisely compute the amount reported on its 2017 U.S. federal tax return which was filed in the fourth quarter of 2018. Additionally, the Company was affected by other analyses related to the Tax Act. Transition tax was $41.1 greater than the Company’s initial estimate and was included in tax expense for 2018. Likewise, while the Company was able to make an estimate of the impact of the reduction to the corporate tax rate, in 2018 the Company recorded additional tax benefits of $2.5 as a result of adjustments made to federal temporary differences including a pension contribution made in 2018 that was deductible for 2017 at the higher 35 percent federal tax rate. In 2018, the Company also recorded a tax benefit of $8.5 related to the one-time transition tax for a fiscal year foreign subsidiary.

The effective tax rate for 2018 was (7.8) percent on the overall loss from operations and was primarily due to a goodwill impairment charge, the Tax Act, valuation allowances on certain foreign and state credits and the higher interest expense burden resulting

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

from the debt restructuring. More specifically, the expense on loss reflects the reduction of the U.S. federal corporate income tax rate from 35 percent to 21 percent, refinement of the transition tax under SAB 118, goodwill impairment charge, which for tax purposes is primarily nondeductible and the business interest deduction limitation. As a result, the Company's debt restructuring activity during the year, a full valuation allowance was required on the current year nondeductible business interest expense. In addition, the overall effective tax rate is impacted by the jurisdictional income (loss) and varying respective statutory rates which is reflected in the foreign tax rate differential caption of the rate reconciliation.

The effective tax rate for 2017 was (14.7) percent on the overall loss from operations and was primarily driven by the provisional impacts of the Tax Act. In addition to the impact of the Tax Act, the overall effective tax rate is impacted by the jurisdictional income (loss) and varying respective statutory rates which is reflected in the foreign tax rate differential caption of the rate reconciliation.

The Company recognizes the benefit of tax positions taken or expected to be taken in its tax returns in the consolidated financial statements when it is more likely than not that the position will be sustained upon examination by authorities. Recognized tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.

Details of the unrecognized tax benefits are as follows:

	2019	2018	2017
Balance at January 1	$49.5	$48.4	$43.2
Increases (decreases) related to prior year tax positions, net	5.1	(1.5)	6.1
Increases related to current year tax positions	4.4	4.8	7.5
Settlements	(5.5)	(1.5)	(1.8)
Reductions due to lapse of applicable statute of limitations	(2.6)	(0.7)	(6.6)
Balance at December 31	$50.9	$49.5	$48.4

The entire amount of unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate.

The Company classifies interest expense and penalties related to the underpayment of income taxes in the consolidated financial statements as income tax expense. As of December 31, 2019 and 2018, accrued interest and penalties related to unrecognized tax benefits totaled $8.5 and $6.3, respectively.

Within the next 12 months, it is reasonably possible that we could decrease our unrecognized tax benefits by an estimate of up to $7, primarily as a result of a foreign tax examination resolution.

At December 31, 2019, the Company is under audit by the Internal Revenue Service (IRS) for the tax year ended December 31, 2016. There are no other outstanding audits by the IRS and all U.S. federal tax years prior to 2014 are closed by statute. The Company is subject to tax examination in various U.S. state jurisdictions for tax years 2010 to the present. In addition, the Company is subject to a German tax audit for tax years 2014-2017, and other various foreign jurisdictions for tax years 2011 to the present.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:

	2019	2018
Deferred tax assets
Accrued expenses	$12.4	$64.0
Warranty accrual	8.7	6.7
Deferred compensation	9.8	9.6
Allowances for doubtful accounts	5.4	3.2
Inventories	12.7	23.9
Deferred revenue	18.3	28.6
Pensions, post-retirement and other benefits	69.1	76.9
Tax credits	65.1	74.1
Net operating loss carryforwards (NOL's)	197.1	160.0
Capital loss carryforwards	3.1	2.6
State deferred taxes	8.8	19.8
Lease liability	32.8	—
Other	17.3	24.2
	460.6	493.6
Valuation allowances	(217.7)	(175.4)
Net deferred tax assets	$242.9	$318.2

Deferred tax liabilities
Property, plant and equipment, net	$26.9	$30.2
Goodwill and intangible assets	154.1	177.0
Undistributed earnings	30.0	20.6
Right-of-use assets	32.5	—
Net deferred tax liabilities	243.5	227.8
Net deferred tax (liability) asset	$(0.6)	$90.4

Deferred income taxes reported in the consolidated balance sheets as of December 31 are as follows:

	2019	2018
Deferred income taxes - assets	$120.8	$243.9
Deferred income taxes - liabilities	(134.5)	(153.5)
Net deferred tax assets classified as held-for-sale (1)	13.1	—
Net deferred tax (liabilities) assets	$(0.6)	$90.4

(1) As of December 31, 2018, the Company recorded an immaterial net deferred tax liability classified as assets held-for-sale, which is not included in the above table.

The Company corrected an immaterial error related to deferred tax liabilities included within long-term liabilities, and related corrections to goodwill and shareholders' equity in the comparable period, as presented. See Note 1 for additional detail.

As of December 31, 2019, the Company had domestic and international net operating loss (NOL) carryforwards of $1,085.3, resulting in an NOL deferred tax asset of $197.1. Of these NOL carryforwards, $619.7 expire at various times between 2020 and 2040 and $465.6 does not expire. At December 31, 2019, the Company had a domestic foreign tax credit carryforward resulting in a deferred tax asset of $61.6 that will expire between 2020 and 2029 and a general business credit carryforward resulting in a deferred tax asset of $3.5 that will expire between 2035 and 2039.

The Company recorded a valuation allowance to reflect the estimated amount of certain U.S., foreign and state deferred tax assets that, more likely than not, will not be realized. The net change in total valuation allowance for the years ended December 31, 2019 and 2018 was an increase of $42.3 and $69.8, respectively. The 2019 valuation allowance increase was driven primarily by U.S.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

foreign tax credits, state and foreign NOL carryforwards that are not expected on a more likely than not basis to be realized and was partially offset by the reversal of federal and state valuation allowances previously recorded in 2018 on the nondeductible business interest expense. Of the total 2019 net increase of $42.3, the Company recorded $46.2 to tax expense, ($1.3) was recorded to shareholder’s equity and ($2.6) was reversed against an expired U.S. tax attribute.

For the years ended December 31, 2019 and 2018, provisions were made for foreign withholding taxes and estimated foreign income taxes which may be incurred upon the remittance of certain undistributed earnings in foreign subsidiaries and foreign unconsolidated affiliates. Provisions have not been made for income taxes on $593.6 of undistributed earnings at December 31, 2019 in foreign subsidiaries and corporate joint ventures that were deemed permanently reinvested. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, depends on certain circumstances existing if and when remittance occurs. A deferred tax liability will be recognized if and when the Company no longer plans to permanently reinvest these undistributed earnings.

The Company’s undistributed earnings in foreign subsidiaries that are deemed permanently reinvested decreased compared to the prior year amount and was primarily impacted by the Barbados structure collapse, restructuring initiatives and a change in indefinite reinvestment assertion for a certain subsidiary that met the held-for-sale classification during the year.

NOTE 5: INVENTORIES

The following table summarizes the major classes of inventories as of December 31:

	2019	2018
Finished goods	$157.4	$211.2
Service parts	175.4	221.6
Raw materials and work in process	133.7	177.3
Total inventories	$466.5	$610.1

During 2018, the Company re-assessed its inventory and recorded a charge of $74.5 of various finished goods, service parts, and excess and obsolete inventory due to streamlining the Company's product portfolio and optimizing the manufacturing footprint.

NOTE 6: PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment, at cost less accumulated depreciation and amortization as of December 31:

	Estimated Useful Life (years)	2019	2018
Land and land improvements	(1)	$15.3	$15.6
Buildings and building improvements	15-30	115.8	122.2
Machinery, tools and equipment	5-12	99.3	99.6
Leasehold improvements (2)	10	25.5	26.9
Computer equipment	3	148.7	174.5
Computer software	5-10	143.5	142.9
Furniture and fixtures	5-8	67.6	70.3
Tooling	3-5	137.7	140.9
Construction in progress		5.0	5.3
Total property plant and equipment, at cost		$758.4	$798.2
Less accumulated depreciation and amortization		526.9	494.1
Total property plant and equipment, net		$231.5	$304.1

(1)	Estimated useful life for land and land improvements is perpetual and 15 years, respectively.

(2)	The estimated useful life for leasehold improvements is the lesser of 10 years or the term of the lease.

During 2019, 2018 and 2017, depreciation expense, computed on a straight-line basis over the estimated useful lives of the related assets, was $82.2, $94.4 and $92.9, respectively.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

NOTE 7: INVESTMENTS

The Company’s investments, primarily in Brazil, consist of certificates of deposit that are classified as available-for-sale and stated at fair value based upon quoted market prices. Unrealized gains and losses are recorded in AOCI. Realized gains and losses are recognized in investment income and are determined using the specific identification method. There were no realized gains from the sale of securities or proceeds from the sale of available-for-sale securities for the years ended December 31, 2019 and 2018.

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

The Company’s investments consist of the following:

	Cost Basis	Unrealized Gain	Fair Value
As of December 31, 2019
Short-term investments
Certificates of deposit	$10.0	$—	$10.0
Long-term investments
Assets held in a rabbi trust	$5.5	$0.7	$6.2

As of December 31, 2018
Short-term investments
Certificates of deposit	$33.5	$—	$33.5
Long-term investments:
Assets held in a rabbi trust	$6.5	$(0.2)	$6.3

Securities and other investments also included a cash surrender value of insurance contracts of $15.2 and $11.1 as of December 31, 2019 and 2018, respectively, as well as an interest rate swap asset carrying value of $4.8 as of December 31, 2018, which also represented fair value (refer to note 18). As of December 31, 2019 there was no interest rate swap long term asset.

The Company has certain strategic alliances that are not consolidated. The Company tests these strategic alliances annually, individually and in the aggregate, to determine materiality. The Company owns 40.0 percent of Inspur (Suzhou) Financial Technology Service Co. Ltd. (Inspur JV) and 43.6 percent of Aisino-Wincor Retail & Banking Systems (Shanghai) Co., Ltd. (Aisino JV). The Company engages in transactions in the ordinary course of business with its strategic alliances. The Company's strategic alliances are not significant subsidiaries and are accounted for under the equity method of investments. As of December 31, 2019, the Company had accounts receivable and accounts payable balances with these strategic alliances of $10.3 and $11.8, respectively, which are included in trade receivables, less allowances for doubtful accounts and accounts payable on the consolidated balance sheets. During the fourth quarter of 2018, the Company recorded a charge of $19.2 for its investment in its Aisino strategic alliance as a result of the weakening banking market in China. The charge was included in equity in (loss) earnings of unconsolidated subsidiaries, net in its consolidated statements of operations. The Company continues to assess these strategic alliances as part of the optimization of its portfolio of businesses, which may include the exit or restructuring of these businesses.

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

The following table presents finance lease receivables sold by the Company for the years ended December 31:

	2019	2018	2017
Finance lease receivables sold	$2.7	$11.1	$—

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

The following table presents the components of finance lease receivables as of December 31:

	2019	2018
Gross minimum lease receivable	$41.8	$39.0
Allowance for credit losses	(0.3)	(0.4)
Estimated unguaranteed residual values	0.2	0.4
	41.7	39.0
Less:
Unearned interest income	(2.8)	(3.0)
Unearned residuals	—	(0.1)
	(2.8)	(3.1)
Total	$38.9	$35.9

Future minimum payments due from customers under finance lease receivables as of December 31, 2019 are as follows:

2020	$10.9
2021	7.4
2022	7.3
2023	7.2
2024	6.4
Thereafter	2.6
$41.8

The Company's combined allowance for finance receivables and notes receivables was $0.1 and $0.3 for the years ended December 31, 2019 and 2018, respectively, all resulted from individual impairment evaluation. As of December 31, 2019, finance leases and notes receivables individually evaluated for impairment were $38.9 and $4.9, respectively, were assessed with no provision recorded. As of December 31, 2018, finance leases and notes receivables individually evaluated for impairment were $35.9 and $4.9, respectively, were assessed with no provision recorded.

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

As of December 31, 2019 and 2018, the recorded investment in past-due financing receivables was minimal and no recorded investment in finance receivables was past due 90 days or more and still accruing interest.

The following table summarizes the Company’s allowances for doubtful accounts:

	2019	2018	2017
Balance at January 1	$58.2	$71.7	$50.4
Charged to costs and expenses	24.4	22.8	54.9
Charged to other accounts (1)	(0.9)	(4.1)	1.4
Deductions (2)	(39.5)	(32.2)	(35.0)
Balance at December 31	$42.2	$58.2	$71.7

(1)    Net effects of foreign currency translation.
(2)    Uncollectible accounts written-off, net of recoveries.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

NOTE 8: GOODWILL AND OTHER ASSETS

The Company’s three reportable operating segments are Eurasia Banking, Americas Banking and Retail. The Company has allocated goodwill to its Eurasia Banking, Americas Banking and Retail reportable operating segments. The changes in carrying amounts of goodwill within the Company's segments are summarized as follows:

	Eurasia Banking	Americas Banking	Retail	Total
Goodwill	$608.3	$445.0	$283.1	$1,336.4
Accumulated impairment losses	(168.7)	(122.0)	—	(290.7)
Balance at January 1, 2018	$439.6	$323.0	$283.1	$1,045.7
Transferred to assets held for sale	(0.8)	(0.3)	(43.4)	(44.5)
Currency translation adjustment	(8.9)	(7.4)	(6.5)	(22.8)
Goodwill	$598.6	$437.3	$233.2	$1,269.1
Impairment	(123.0)	—	(57.2)	(180.2)
Accumulated impairment losses	(291.7)	(122.0)	(57.2)	(470.9)
Balance at December 31, 2018	$306.9	$315.3	$176.0	$798.2
Divestitures	(0.4)	—	(3.9)	(4.3)
Transferred to assets held for sale	(11.7)	—	—	(11.7)
Currency translation adjustment	(7.3)	(6.0)	(4.9)	(18.2)
Goodwill	$579.2	$431.3	$224.4	$1,234.9
Accumulated impairment losses	(291.7)	(122.0)	(57.2)	(470.9)
Balance at December 31, 2019	$287.5	$309.3	$167.2	$764.0

Goodwill. In the fourth quarter of 2019 in connection with the annual goodwill impairment test, the Company estimated the fair value of its reporting units using a combination of the income valuation and market approach methodologies. The determination of the fair value of a reporting unit requires significant estimates and assumptions, including significant unobservable inputs. The key inputs included, but were not limited to, discount rates, terminal growth rates, market multiple data from selected guideline public companies, management’s internal forecasts which include numerous assumptions such as projected net sales, gross profit, sales mix, operating and capital expenditures and earnings before interest and taxes margins, among others. Accordingly, no impairment resulted from the annual goodwill impairment test in any of the Company's reporting units.

The Company identified four reporting units, which are Eurasia Banking, Americas Banking, EMEA Retail and Rest of World Retail. Management determined that the Eurasia Banking and EMEA Retail reporting units both had a cushion of approximately 40 percent when compared to their carrying amounts. The Americas Banking reporting unit had significant excess fair value or cushion when compared to its carrying amount. Rest of World Retail had no carrying value as of December 31, 2019. Changes in certain assumptions or the Company's failure to execute on the current plan could have a significant impact to the estimated fair value of the reporting units.

The Company wrote-off $4.3 of goodwill during the year ended December 31, 2019, as a result of the divestiture of certain non-core businesses in Eurasia Banking and Retail. Additionally, the Company reclassified $11.7 of goodwill based on relative fair value to assets held for sale during the year ended December 31, 2019 related to non-core businesses in Eurasia Banking.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

The following summarizes information on intangible assets by major category:

		December 31, 2019			December 31, 2018
	Weighted-average remaining useful lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships, net	6.2 years	$698.7	$(251.0)	$447.7	$712.2	$(179.1)	$533.1

Internally-developed software	1.8 years	178.2	(132.2)	46.0	189.6	(118.9)	70.7
Development costs non-software	1.2 years	51.5	(47.5)	4.0	52.5	(44.3)	8.2
Other	2.9 years	79.3	(74.7)	4.6	79.5	(66.9)	12.6
Other intangible assets, net		309.0	(254.4)	54.6	321.6	(230.1)	91.5
Total		$1,007.7	$(505.4)	$502.3	$1,033.8	$(409.2)	$624.6

Amortization expense on capitalized software of $30.6, $33.7 and $34.6 was included in cost of sales for 2019, 2018 and 2017, respectively. The Company's total amortization expense, including deferred financing costs, was $143.9, $153.4 and $159.3 for the years ended December 31, 2019, 2018 and 2017, respectively. The expected annual amortization expense is as follows:

Estimated amortization
2020	$97.6
2021	87.1
2022	84.4
2023	82.3
2024	80.6
$432.0

The Company recorded impairment charges of $30.2 in 2019 related primarily related to capitalized software in addition to assets from a non-core business transferred to assets held for sale.

NOTE 9: GUARANTEES AND PRODUCT WARRANTIES

The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, customers, regulatory agencies and insurance providers. If the Company is not able to make payment, the suppliers, customers, regulatory agencies and insurance providers may draw on the pertinent bank. At December 31, 2019, the maximum future contractual obligations relative to these various guarantees totaled $108.2, of which $25.2 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2018, the maximum future payment obligations relative to these various guarantees totaled $135.2, of which $27.5 represented standby letters of credit to insurance providers, and no associated liability was recorded.

The Company provides its customers a standard manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts.

Changes in the Company’s warranty liability balance are illustrated in the following table:

	2019	2018
Balance at January 1	$40.1	$76.7
Current period accruals	52.3	22.5
Current period settlements	(52.7)	(52.3)
Currency translation	(2.8)	(6.8)
Balance at December 31	$36.9	$40.1

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

NOTE 10: RESTRUCTURING

The following table summarizes the impact of the Company’s restructuring charges on the consolidated statements of operations for the years ended December 31:

	2019	2018	2017
Cost of sales - services	$8.0	$17.8	$27.3
Cost of sales - products	1.7	10.8	1.9
Selling and administrative expense	37.4	33.4	21.3
Research, development and engineering expense	3.0	3.0	(1.1)
Loss on sale of real estate	0.1	—	—
Total	$50.2	$65.0	$49.4

The following table summarizes the Company’s restructuring charges by reporting segment for the years ended December 31:

	2019	2018	2017
Severance
Eurasia Banking	$13.5	$37.1	$24.6
Americas Banking	1.8	8.9	4.2
Retail	9.7	13.3	14.8
Corporate	25.1	5.7	5.8
Total severance	50.1	65.0	49.4

Other - Americas Banking	0.1	—	—
Total	$50.2	$65.0	$49.4

DN Now

During the second quarter of 2018, the Company began implementing DN Now to deliver greater, more sustainable profitability. The gross annualized savings target for DN Now is approximately $440 through 2021, of which $130 is expected to be realized during 2020. In order to achieve these savings, the Company has and will continue to restructure the workforce, integrate and optimize systems and processes, transition workloads to lower cost locations and consolidate real estate holdings. Additional near-term activities include continuation of the services modernization plan, rationalizing of the Company's product and software portfolio and further reducing the Company's selling and administrative expense. The Company incurred restructuring charges of $50.2 and $58.9 for the years ended December 31, 2019 and 2018, respectively, related to DN Now. The Company anticipates additional restructuring costs of approximately $50 to $70 through the end of the plan primarily related to severance anticipated for completion of the Company's transformation throughout the three solution segments and corporate.

Completed Plans

DN2020 Plan. As of August 15, 2016, the date of the Acquisition, the Company launched a multi-year integration and transformation program, known as DN2020. The Company incurred restructuring charges primarily related to severance of $6.0 and $47.0 for the years ended December 31, 2018 and 2017, respectively, related to this plan.

Strategic Alliance Plan. On November 10, 2016, the Company entered into a strategic alliance with the Inspur Group, a Chinese cloud computing and data center company, to develop, manufacture and distribute Systems solutions in China. The Company incurred restructuring charges of $0.1 and $2.4 for the years ended December 31, 2018 and 2017, respectively, related to this plan.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

The following table summarizes the Company's cumulative total restructuring costs as of December 31, 2019 for the respective plans:

	DN Now		DN2020 Plan	Strategic Alliance
	Severance	Other	Severance	Severance	Total
Eurasia Banking	$46.8	$—	$51.5	$8.2	$106.5
Americas Banking	10.4	0.1	13.6	—	24.1
Retail	22.2	—	15.6	—	37.8
Corporate	29.6	—	15.1	—	44.7
Total	$109.0	$0.1	$95.8	$8.2	$213.1

The following table summarizes the Company’s restructuring accrual balances and related activity:

Balance at January 1, 2017	$89.9
Liabilities incurred	49.4
Liabilities acquired	(8.2)
Liabilities paid/settled	(77.1)
Balance at December 31, 2017	$54.0
Liabilities incurred	65.0
Liabilities paid/settled	(62.1)
Balance at December 31, 2018	$56.9
Liabilities incurred	50.2
Liabilities paid/settled	(64.5)
Balance at December 31, 2019	$42.6

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

NOTE 11: DEBT

Outstanding debt balances were as follows:

	December 31,
	2019	2018
Notes payable – current
Uncommitted lines of credit	$5.0	$20.9
Term Loan A-1 Facility	16.3	16.3
Term Loan B Facility - USD	4.8	4.8
Term Loan B Facility - Euro	4.7	4.8
Other	1.7	2.7
	$32.5	$49.5
Long-term debt
Revolving credit facility	$—	$125.0
2022 Term Loan A Facility	370.3	—
Term Loan A-1 Facility	602.6	625.6
Term Loan B Facility - USD	404.0	413.2
Term Loan B Facility - Euro	395.1	411.9
Term Loan A Facility	—	126.3
Delayed Draw Term Loan A Facility	—	160.5
2024 Senior Notes	400.0	400.0
Other	1.3	2.4
	2,173.3	2,264.9
Long-term deferred financing fees	(64.6)	(74.9)
	$2,108.7	$2,190.0

As of December 31, 2019, the Company had various international, short-term uncommitted lines of credit with borrowing limits of $41.7. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of December 31, 2019 and 2018 was 9.03 percent and 8.80 percent, respectively. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at December 31, 2019 was $36.7.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

The cash flows related to debt borrowings and repayments were as follows:

	December 31,
	2019	2018
Revolving debt (repayments) borrowings, net	$(125.0)	$50.0

Proceeds from 2022 Term Loan A Facility under Credit Agreement	$374.3	$—
Proceeds from Term Loan A-1 Facility under the Credit Agreement	—	650.0
International short-term uncommitted lines of credit borrowings	23.5	75.9
Other debt borrowings	$397.8	$725.9

Payments on Term Loan A Facility under the Credit Agreement	$(126.3)	$(75.0)
Payments on Delayed Draw Term Loan A Facility under the Credit Agreement	(160.5)	(83.2)
Payments on Term Loan A-1 Facility under the Credit Agreement	(23.0)	(8.1)
Payments on Term Loan B Facility - USD	(9.2)	(53.0)
Payments on Term Loan B Facility - Euro	(8.8)	(55.6)
Payments on 2022 Term Loan A Facility under Credit Agreement	(4.0)	—
International short-term uncommitted lines of credit and other repayments	(43.9)	(62.8)
Other debt repayments	$(375.7)	$(337.7)

The Company had a revolving and term loan credit agreement (the Credit Agreement), with a revolving facility of up to $412.5 (the Revolving Facility) as of December 31, 2019. The weighted-average interest rate on outstanding revolving credit facility borrowings as of December 31, 2019 and December 31, 2018 was 6.01 percent and 5.97 percent, respectively, which is variable based on LIBOR. The amount available under the revolving credit facility as of December 31, 2019 was $387.3, after excluding $25.2 in letters of credit.

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

On August 30, 2018, the Company entered into a sixth amendment and incremental amendment (the Sixth Amendment) to its Credit Agreement. The Sixth Amendment amended the financial covenants and established a new senior secured incremental term A-1 facility in an aggregate principal amount of $650.0 (Term Loan A-1 Facility) and made certain other changes to the Credit Agreement. Following the execution of the Sixth Amendment, the Company has executed, and has caused certain of its subsidiaries to execute, certain foreign security and guaranty documents for the benefit of the secured parties under the Credit Agreement that provide for guarantees by, and additional security with respect to the equity interests in and the stock of certain foreign subsidiaries.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Additionally, the Company also raised $116.7 of new 2022 Term A Loan financing to fund commitment reduction of the 2020 Revolving Credit Commitments, paydown of the 2020 Revolving Credit Loans and payoff of the remaining 2020 Term A Loans. As a result, the Company has $343.8 and $68.7 in 2022 and 2020 Revolving Credit Commitments, respectively, as well as $370.3 in outstanding principal amount of 2022 Term A Loan as of December 31, 2019.

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

The Credit Agreement financial ratios at December 31, 2019 were as follows:

•
a maximum allowable total net debt to adjusted EBITDA leverage ratio of 7.00 to 1.00 as of December 31, 2019 (reducing to 6.50 on June 30, 2020, 6.25 on December 31, 2020, 6.00 on June 30, 2021, and 5.75 on December 31, 2021); and

•	a minimum adjusted EBITDA to net interest expense coverage ratio of not less than 1.38 to 1.00 (increasing to 1.50 on December 31, 2020, and 1.63 on December 31, 2021).

The Company has $400.0 aggregate principal amount of senior notes due in 2024 (the 2024 Senior Notes), which are and will be guaranteed by certain of the Company's existing and future subsidiaries and mature in April 2024.

The Company incurred $12.6 and $39.4 of fees in the years ended December 31, 2019 and 2018, respectively, related to the Credit Agreement, which are amortized as a component of interest expense over the terms.

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

Maturities of long-term debt as of December 31, 2019 are as follows:

Maturities of Long-Term Debt
2020	$32.5
2021	26.1
2022	966.5
2023	780.5
2024	400.2
$2,205.8

Interest expense on the Company’s debt instruments for the years ended December 31, 2019, 2018 and 2017 was $173.2, $127.1 and $102.7, respectively.The Company’s financing agreements contain various restrictive financial covenants, including net debt to capitalization, net debt to EBITDA and net interest coverage ratios, along with certain negative covenants that, among other things, limit dividends, acquisitions and the use of proceeds from divestitures. As of December 31, 2019, the Company was in

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

compliance with the financial and other covenants in its debt agreements. The Company anticipates a repayment of approximately $60 during 2020 as it met certain mandatory repayment provisions pursuant to the Credit Agreement.

NOTE 12: REDEEMABLE NONCONTROLLING INTERESTS

Changes in redeemable noncontrolling interests were as follows:

	2019	2018	2017
Balance at January 1	$130.4	$492.1	$44.1
Other comprehensive income	(1.7)	(19.3)	32.8
Redemption value adjustment	(18.6)	2.8	32.0
Redemption of shares	(89.2)	(345.2)	(3.5)
Reclassification of noncontrolling interest	—	—	386.7
Balance at December 31	$20.9	$130.4	$492.1

The Company entered into the DPLTA, which became effective on February 14, 2017, at which time, the carrying value of the noncontrolling interest related to the Diebold Nixdorf AG of $386.7 was reclassified to redeemable noncontrolling interest. For the period of time that the DPLTA is effective, this interest in Diebold Nixdorf AG will remain in redeemable noncontrolling interest and presented outside of equity in the consolidated balance sheets of the Company. At December 31, 2018, the balance related to the redeemable noncontrolling interest related to the Diebold Nixdorf AG ordinary shares the Company did not acquire was $99.1. In May 2019, the Company announced that the merger/squeeze-out of Diebold Nixdorf AG was completed, streamlining and simplifying the Company's corporate structure. In the second quarter of 2019, the Company increased its ownership stake in Diebold Nixdorf AG to 29.8 ordinary shares, which represents 100 percent ownership. With the completion of the merger/squeeze-out, Diebold Nixdorf AG no longer has subsidiary shares traded in Germany.

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
FORM 10-K as of December 31, 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

NOTE 13: ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the years ended December 31:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-Retirement Benefits	Other	Accumulated Other Comprehensive Loss
Balance at December 31, 2017	$(116.8)	$(5.1)	$8.1	$(82.6)	$0.1	$(196.3)
Adoption of accounting standard	(9.1)	(1.0)	1.3	(20.2)	—	(29.0)
Other comprehensive income (loss) before reclassifications (1)	(66.2)	4.2	(1.4)	(18.6)	—	(82.0)
Amounts reclassified from AOCI	—	—	2.6	0.4	—	3.0
Net current period other comprehensive income (loss)	(75.3)	3.2	2.5	(38.4)	—	(108.0)
Balance at December 31, 2018	$(192.1)	$(1.9)	$10.6	$(121.0)	$0.1	$(304.3)
Other comprehensive income (loss) before reclassifications (1)	(39.4)	(0.7)	(8.8)	(29.4)	0.1	(78.2)
Amounts reclassified from AOCI	—	—	3.4	3.8	—	7.2
Net current period other comprehensive income (loss)	(39.4)	(0.7)	(5.4)	(25.6)	0.1	(71.0)
Balance at December 31, 2019	$(231.5)	$(2.6)	$5.2	$(146.6)	$0.2	$(375.3)

(1)
Other comprehensive income (loss) before reclassifications within the translation component excludes (gains)/losses of $1.4 and $3.9 and translation attributable to noncontrolling interests for December 31, 2019 and 2018, respectively.

The following table summarizes the details about amounts reclassified from AOCI for the years ended December 31:

	2019	2018
	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations
Interest rate hedges (net of tax of $(0.3) and (0.6), respectively)	$3.4	$2.6	Interest expense
Pension and post-retirement benefits:
Net actuarial losses recognized during the year (net of tax of $0.6 and $(1.1), respectively)	4.6	4.8	(1)
Net actuarial gains (losses) recognized due to settlement (net of tax of $(0.1) and $(1.3), respectively)	(1.0)	(3.5)	(1)
Currency impact (net of tax of $0.0 and $(0.3), respectively)	0.2	(0.9)	(1)
	3.8	0.4
Total reclassifications for the period	$7.2	$3.0

(1)	Pension and other post-retirement benefits AOCI components are included in the computation of net periodic benefit cost (refer to note 15 ).

NOTE 14: ACQUISITIONS AND DIVESTITURES

Divestitures
In 2019, the Company exited and divested certain non-core, non-accretive businesses for a loss of $7.6 for the year ended December 31, 2019. In the first quarter of 2019, the Company divested its interest in Projective NV, a program and project management services business for financial institutions included in Eurasia Banking operating segment, for $4.2 in proceeds, net of cash transferred resulting in a loss of $2.8. During the first quarter, the Company also recorded a loss of $4.1 on the divestiture of its Venezuela business included in the Americas Banking operating segment and a gain of $3.5 related to the Company’s exit activities of certain entities in the Netherlands included in the Retail operating segment.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

During 2017, the Company divested its legacy Diebold business in the U.K. to Cennox Group for $5.0, fulfilling the requirements previously set forth by the U.K. Competition and Markets Authority. The divestiture closed on June 30, 2017. The legacy, independent Wincor Nixdorf U.K. and Ireland business will be completely integrated into the global Diebold Nixdorf operations and brand. As part of the Company's routine efforts to evaluate its business operations, during 2017, the Company agreed to sell its ES businesses located in Mexico and Chile to a wholly-owned subsidiary of Securitas AB and Avant, respectively. The Company recorded a pre-tax gain of $2.2 related to these transactions. The combined net sales of the divestitures represented less than one percent of total net sales of the Company for 2019, 2018 and 2017.

Acquisitions
During 2019, the Company acquired the remaining shares of Diebold Nixdorf AG for $97.5 inclusive of the redemption of shares and the proportionate recurring compensation pursuant to the DPLTA.

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

In the Netherlands, there was a transfer to an industry-wide pension fund occurred in early 2017, which transferred $186.8 of obligations and assets and is included in the settlements caption in the following tables. Final settlement accounting for this plan took place and resulted in $0.4 of income for the year ended December 31, 2017.

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
FORM 10-K as of December 31, 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

The following tables set forth the change in benefit obligation, change in plan assets, funded status, consolidated balance sheet presentation and net periodic benefit cost for the Company’s defined benefit pension plans and other benefits at and for the years ended December 31:

	Retirement Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans
	2019	2018	2019	2018	2019	2018
Change in benefit obligation
Benefit obligation at beginning of year	$522.2	$569.0	$426.5	$452.0	$15.3	$9.9
Service cost	3.7	3.9	9.8	11.0	0.1	—
Interest cost	22.1	20.6	6.5	6.2	1.0	0.4
Actuarial loss (gain)	62.5	(41.3)	32.7	(3.5)	1.8	(1.6)
Plan participant contributions	—	—	1.3	1.4	—	—
Benefits paid	(30.5)	(30.0)	(17.5)	(17.3)	(0.8)	(0.8)
Plan amendments	—	—	0.4	—	—	—
Settlements	—	—	(5.8)	(7.7)	—	—
Recognition/establishment of Germany benefit obligation	—	—	7.1	—	—	—
Foreign currency impact	—	—	(3.4)	(18.1)	(0.3)	—
Acquired benefit plans and other	—	—	(1.5)	2.5	—	7.4
Benefit obligation at end of year	580.0	522.2	456.1	426.5	17.1	15.3
Change in plan assets
Fair value of plan assets at beginning of year	346.0	378.7	340.9	359.5	—	—
Actual return on plan assets	74.1	(20.3)	37.3	2.2	—	—
Employer contributions	38.1	17.6	6.8	16.9	0.8	0.8
Plan participant contributions	—	—	1.3	1.4	—	—
Benefits paid	(30.4)	(30.0)	(17.5)	(17.3)	(0.8)	(0.8)
Foreign currency impact	—	—	(3.3)	(14.4)	—	—
Acquired benefit plans and other	—	—	0.3	0.3	—	—
Settlements	—	—	(5.8)	(7.7)	—	—
Fair value of plan assets at end of year	427.8	346.0	360.0	340.9	—	—
Funded status	$(152.2)	$(176.2)	$(96.1)	$(85.6)	$(17.1)	$(15.3)
Amounts recognized in balance sheets
Noncurrent assets	$1.4	$—	$139.3	$—	$—	$—
Current liabilities	3.5	3.4	8.2	3.2	1.0	1.1
Noncurrent liabilities (1)	150.1	172.7	227.6	82.4	16.1	14.2
Accumulated other comprehensive loss:
Unrecognized net actuarial (loss) gain (2)	(159.2)	(151.3)	6.2	19.0	(7.4)	(6.3)
Unrecognized prior service (cost) benefit (2)	—	—	(0.3)	0.7	—	—
Net amount recognized	$(7.0)	$24.8	$102.4	$105.3	$9.7	$9.0

(1)	Included in the consolidated balance sheets in pensions, post-retirement and other benefits.

(2)	Represents amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

	Retirement Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans
	2019	2018	2019	2018	2019	2018
Change in accumulated other comprehensive loss
Balance at beginning of year	$(151.4)	$(154.4)	$19.8	$28.5	$(6.3)	$(0.5)
Prior service credit/loss recognized during the year	—	—	(0.5)	—	—	—
Net actuarial gains (losses) recognized during the year	5.1	6.6	(1.5)	(0.7)	0.4	—
Net actuarial (losses) gains occurring during the year	(13.1)	(3.6)	(7.7)	(4.9)	(1.9)	1.6
Net actuarial losses recognized due to settlement	—	—	(0.9)	(2.2)	—	—
Acquired benefit plans and other	—	—	(2.6)	(0.3)	—	(7.4)
Foreign currency impact	—	—	(0.1)	(0.6)	0.3	—
Balance at end of year	$(159.4)	$(151.4)	$6.5	$19.8	$(7.5)	$(6.3)

	Retirement Benefits						Other Benefits
	U.S. Plans			Non-U.S. Plans
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Components of net periodic benefit cost
Service cost	$3.7	$3.9	$3.9	$9.8	$11.0	$10.5	$0.1	$—	$—
Interest cost	22.1	20.6	22.9	6.5	6.2	5.7	1.0	0.4	0.4
Recognition/establishment of Germany benefit obligation	—	—	—	7.1	—	—	—	—	—
Expected return on plan assets	(24.7)	(24.6)	(25.9)	(12.3)	(10.5)	(4.5)	—	—	—
Amortization of prior service cost	—	—	—	(0.1)	—	—	—	—	—
Recognized net actuarial loss	5.1	6.6	5.9	(1.5)	(0.7)	(0.4)	0.4	—	—
Curtailment loss	—	—	—	—	—	0.1	—	—	—
Settlement gain	—	—	—	(0.9)	(2.2)	(0.6)	—	—	—
Net periodic benefit cost	$6.2	$6.5	$6.8	$8.6	$3.8	$10.8	$1.5	$0.4	$0.4

The following table represents information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31:

	U.S. Plans		Non-U.S. Plans
	2019	2018	2019	2018
Projected benefit obligation	$570.0	$522.2	$315.6	$426.5
Accumulated benefit obligation	$570.0	$522.2	$295.2	$409.7
Fair value of plan assets	$427.8	$346.0	$360.0	$340.9

The following table represents the weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans
	2019	2018	2019	2018	2019	2018
Discount rate	3.35%	4.34%	0.94%	1.60%	5.70%	4.34%
Rate of compensation increase	N/A	N/A	2.85%	2.82%	N/A	N/A

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

The following table represents the weighted-average assumptions used to determine periodic benefit cost at December 31:

	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans
	2019	2018	2019	2018	2019	2018
Discount rate	4.34%	3.71%	1.60%	1.45%	4.34%	3.71%
Expected long-term return on plan assets	6.80%	6.80%	3.69%	2.97%	N/A	N/A
Rate of compensation increase	N/A	N/A	2.82%	2.75%	N/A	N/A

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

During 2019, the Society of Actuaries released new mortality tables (Pri-2012) and projection scales (MP-2019) resulting from recent studies measuring mortality rates for various groups of individuals. As of December 31, 2019, the Company adopted for the pension plan in the U.S., the use of the Pri-2012 mortality tables and the MP-2019 mortality projection scales. During 2017, the Society of Actuaries released a new mortality improvement projection scale (MP-2017) resulting from recent studies measuring mortality rates for various groups of individuals. As of December 31, 2017, the Company adopted for the pension plan in the U.S. the use of the RP-2014 base mortality table modified to remove the post-2006 projections using the MP-2014 mortality improvement scale and replacing it with projections using the fully generational MP-2017 projection scale. For the plans outside the U.S., the mortality tables used are those either required or customary for local accounting and/or funding purposes.

The following table represents assumed healthcare cost trend rates at December 31:

	2019	2018
Healthcare cost trend rate assumed for next year	6.5%	6.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that rate reaches ultimate trend rate	2025	2025

The healthcare trend rates for the postemployment benefits plans in the U.S. are reviewed based upon the results of actual claims experience. The Company used initial healthcare cost trends of 6.5 percent in 2019 and 2018, respectively, with an ultimate trend rate of 5.0 percent reached in 2025. Assumed healthcare cost trend rates have a modest effect on the amounts reported for the healthcare plans.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

assets, using a funding strategy that is reviewed on a regular basis by analyzing asset development as well as the current situation of the financial market.

The following table summarizes the Company’s target allocation for these asset classes in 2020, which are readjusted at least quarterly within a defined range for the U.S., and the Company’s actual pension plan asset allocation as of December 31, 2019 and 2018:

	U.S. Plans			Non-U.S. Plans
	Target	Actual		Target	Actual
	2020	2019	2018	2020	2019	2018
Equity securities	45%	48%	44%	48%	48%	40%
Debt securities	40%	40%	41%	23%	23%	27%
Real estate	5%	4%	6%	10%	10%	10%
Other	10%	8%	9%	19%	19%	23%
Total	100%	100%	100%	100%	100%	100%

The following table summarizes the fair value categorized into a three level hierarchy, as discussed in note 1, based upon the assumptions (inputs) of the Company’s plan assets as of December 31, 2019:

	U.S. Plans				Non-U.S. Plans
	Fair Value	Level 1	Level 2	NAV	Fair Value	Level 1	Level 2	NAV
Cash and short-term investments	$6.5	$6.5	$—	$—	$28.8	$28.8	$—	$—
Mutual funds	0.8	0.8	—	—	—	—	—	—
Equity securities
U.S. mid cap value	—	—	—	—	0.9	0.9	—	—
U.S. small cap core	23.4	23.4	—	—	—	—	—	—
International developed markets	47.3	47.3	—	—	172.5	172.5	—	—
Fixed income securities
U.S. corporate bonds	50.8	—	50.8	—	—	—	—	—
International corporate bonds	—	—	—	—	62.5	—	62.5	—
U.S. government	11.6	—	11.6	—	3.8	—	3.8	—
Fixed and index funds	1.8	—	1.8	—	15.9	—	15.9	—
Common collective trusts
Real estate (a)	17.6	—	—	17.6	5.0	—	5.0	—
Other (b)	241.3	—	241.3	—	—	—	—	—
Alternative investments
Multi-strategy hedge funds (c)	20.4	—	—	20.4	—	—	—	—
Private equity funds (d)	6.3	—	—	6.3	—	—	—	—
Other alternative investments (e)	—	—	—	—	70.6	—	—	70.6
Fair value of plan assets at end of year	$427.8	$78.0	$305.5	$44.3	$360.0	$202.2	$87.2	$70.6

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

The following table summarizes the fair value of the Company’s plan assets as of December 31, 2018:

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

In 2018, the fair value of investments categorized as level 3 represent the plan's interest in private equity, hedge and property funds. The fair value for these assets is determined based on the NAV as reported by the underlying investment managers.

(a)
Real estate common collective trust. The objective of the real estate common collective trust (CCT) is to achieve long-term returns through investments in a broadly diversified portfolio of improved properties with stabilized occupancies. As of December 31, 2019, investments in this CCT, for U.S. plans, included approximately 37 percent office, 21 percent residential, 24 percent retail and 18 percent industrial, cash and other. As of December 31, 2018, investments in this CCT, for U.S. plans, included approximately 37 percent office, 23 percent residential, 26 percent retail and 14 percent industrial, cash and other. Investments in the real estate CCT can be redeemed once per quarter subject to available cash, with a 30-day notice.

(b)
Other common collective trusts. At December 31, 2019, approximately 44 percent of the other CCTs are invested in fixed income securities including approximately 24 percent in mortgage-backed securities, 46 percent in corporate bonds and 30 percent in U.S. Treasury and other. Approximately 31 percent of the other CCTs at December 31, 2019 are invested in Russell 1000 Fund large cap index funds, 15 percent in S&P Mid Cap 400 index funds and 10 percent in emerging markets equity fund. At December 31, 2018, approximately 61 percent of the other CCTs are invested in fixed-income securities including approximately 23 percent in mortgage-backed securities, 51 percent in corporate bonds and 26 percent in U.S. Treasury and other. Approximately 39 percent of the other CCTs at December 31, 2018 are invested in Russell 1000 Fund large cap index funds. Investments in all common collective trust securities can be redeemed daily.

(c)
Multi-strategy hedge funds. The objective of the multi-strategy hedge funds is to diversify risks and reduce volatility. At December 31, 2019 and 2018, investments in this class for U.S. plans include approximately 41 percent and 44 percent long/short equity, respectively, 34 percent and 54 percent arbitrage and event investments, respectively, and 25 percent and 2 percent in directional trading, fixed income and other, respectively. Investments in the multi-strategy hedge fund can be redeemed semi-annually with a 95-day notice.

(d)
Private equity funds. The objective of the private equity funds is to achieve long-term returns through investments in a diversified portfolio of private equity limited partnerships that offer a variety of investment strategies, targeting low volatility and low correlation to traditional asset classes. As of December 31, 2019 and 2018, investments in these private equity funds include approximately

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

44 percent and 43 percent, respectively, in buyout private equity funds that usually invest in mature companies with established business plans, approximately 32 percent and 34 percent, respectively, in special situations private equity and debt funds that focus on niche investment strategies and approximately 24 percent and 23 percent respectively, in venture private equity funds that invest in early development or expansion of business. Investments in the private equity fund can be redeemed only with written consent from the general partner, which may or may not be granted. At December 31, 2019 and 2018, the Company had unfunded commitments of underlying funds of $2.4 and $5.5, respectively.

(e)
Other alternative investments. Following the Acquisition, the Company’s plan assets were expanded with a combination of insurance contracts, multi-strategy investment funds and company-owned real estate. The fair value for these assets is determined based on the NAV as reported by the underlying investment manager, insurance companies and the trustees of the CTA.

The following table represents the amortization amounts expected to be recognized during 2020:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits
Amount of net loss (gain)	$7.7	$(0.6)	$0.6

The Company contributed $45.7 to its retirement and other benefit plans, including contributions to the nonqualified plan and benefits paid from company assets. In 2019, the Company received a reimbursement of $12.0 from the CTA assets to the Company for benefits paid directly from company assets during the year ended December 31, 2019. The Company expects to contribute approximately $1.0 to its other post-retirement benefit plan and expects to contribute approximately $23.4 to its retirement plans, including the nonqualified plan, as well as benefits payments directly from the Company during the year ending December 31, 2020. The Company anticipates reimbursement of approximately $13 for certain benefits paid from its trustee in 2019. The following benefit payments, which reflect expected future service, are expected to be paid:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits	Other Benefits after Medicare Part D Subsidy
2020	$29.0	$20.1	$1.0	$0.9
2021	$30.0	$20.9	$1.0	$0.9
2022	$30.3	$21.4	$1.0	$0.9
2023	$30.8	$24.6	$1.0	$0.9
2024	$31.3	$24.2	$1.0	$0.9
2025-2029	$161.7	$125.4	$4.7	$4.5

Retirement Savings Plan. The Company offers employee 401(k) savings plans (Savings Plans) to encourage eligible employees to save on a regular basis by payroll deductions. The Company match is determined by the Board of Directors and evaluated at least annually. Total Company match was $0.7, $10.3 and $8.2 for the years ended December 31, 2019, 2018 and 2017, respectively. The Company's basic match is 60 percent of the first 6 percent of a participant's qualified contributions, subject to IRS limits. In January 2019, the Company suspended its match to the Savings Plans. In January 2020, the Company reinstated its match to the Savings Plans. The Company's basic match is now 50 percent on the first 6 percent of a participant's qualified contributions, subject to IRS limits.

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

NOTE 16: LEASES

The Company utilizes lease agreements to meet its operating needs. These leases support global staff via the use of office space, warehouses, vehicles and IT equipment. The Company utilizes both operating and finance leases in its portfolio of leased assets, however, the majority of these leases are classified as operating. A significant portion of the volume of the lease portfolio is in fleet vehicles and IT office equipment; however, real estate leases constitute a majority of the value of the ROU assets. Lease agreements are utilized worldwide, with the largest location concentration in the United States, Germany and India.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

The Company has made the following elections related to the adoption of ASU No. 2016-02, Leases:

●	The Company elected the option to apply the transition requirements in ASC 842 at the effective date of January 1, 2019.
●
The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to carry forward its ASC 840 assessment regarding definition of a lease, lease classification and initial direct costs.

●	The practical expedient related to land easements is not applicable as the Company currently does not utilize any easements.
●
The Company declined the hindsight practical expedient to determine the lease term and ROU asset impairment for existing leases. The decision to decline the hindsight practical expedient resulted in relying on assessments made under ASC 840 during transition and re-assessing under ASC 842 going forward.

●
The Company declined the short-term lease exception, therefore recognizing all leases in the ROU asset and lease liability balances. Consistent with ASC 842 requirements, leases that are one month or less are not included in the balance.

●
The Company elected to not separate non-lease components from lease components and, instead, to account for each separate lease component and the non-lease components associated with it as a single lease component, recognized on the balance sheet. This election has been made for all classes of underlying assets.

●
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

The following table summarizes the weighted-average remaining lease terms and discount rates related to the Company's lease population:

Year Ended
December 31, 2019
Weighted-average remaining lease terms (in years)
Operating leases	3.6
Finance leases	2.2
Weighted-average discount rate
Operating leases	11.8%
Finance leases	20.8%

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
FORM 10-K as of December 31, 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

As of December 31, 2019, the Company did not have any material leases that have not yet commenced but that create significant rights and obligations.

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

The following table summarizes the components of lease expense for the years ended December 31:

	2019	2018	2017
Lease expense
Operating lease expense	$109.0	$123.2	$125.4
Finance lease expense
Amortization of ROU lease assets	$0.7	$—	$—
Interest on lease liabilities	$0.4	$—	$—
Variable lease expense	$13.2	$—	$—

The following table summarizes the maturities of lease liabilities:

	Operating	Finance
2020	$78.1	$1.3
2021	51.4	1.2
2022	30.5	0.2
2023	17.6	—
2024	13.1	—
Thereafter	23.6	—
Total	214.3	2.7
Less: Present value discount	(45.1)	(0.4)
Lease liability	$169.2	$2.3

The following table summarizes the cash flow information related to leases:

December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating - operating cash flows	$106.7
Finance - financing cash flows	$0.4
Finance - operating cash flows	$0.6
ROU lease assets obtained in the exchange for lease liabilities:
Operating leases	$85.0
Finance leases	$3.0

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

The following table summarizes the balance sheet information related to leases:

December 31, 2019
Assets
Operating	$167.5
Finance	2.4
Total leased assets	$169.9

Current liabilities
Operating	$62.8
Finance	0.9
Noncurrent liabilities
Operating	106.4
Finance	1.4
Total lease liabilities	$171.5

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

The Company uses derivatives to mitigate the economic consequences associated with fluctuations in currencies and interest rates. The following table summarizes the gain (loss) recognized on derivative instruments:

Derivative instrument	Classification on consolidated statement of operations	2019	2018	2017
Non-designated hedges and interest rate swaps	Interest expense	$(3.4)	$(2.9)	$(4.3)
Foreign exchange forward contracts and cash flow hedges	Net sales	0.4	2.4	—
Foreign exchange forward contracts and cash flow hedges	Cost of sales	—	0.6	—
Foreign exchange forward contracts and cash flow hedges	Foreign exchange gain (loss), net	5.0	(10.4)	6.3
Total		$2.0	$(10.3)	$2.0

FOREIGN EXCHANGE

Non-Designated Hedges. A substantial portion of the Company’s operations and revenues are international. As a result, changes in foreign exchange rates can create substantial foreign exchange gains and losses from the revaluation of non-functional currency monetary assets and liabilities. The Company’s policy allows the use of foreign exchange forward contracts with maturities of up to 24 months to mitigate the impact of currency fluctuations on those foreign currency asset and liability balances. The Company elected not to apply hedge accounting to its foreign exchange forward contracts. Thus, spot-based gains/losses offset revaluation gains/losses within foreign exchange loss, net and forward-based gains/losses represent interest expense or income. The fair value of the Company’s non-designated foreign exchange forward contracts was $(0.4) and $0.5 as of December 31, 2019 and 2018, respectively.

Cash Flow Hedges. The Company is exposed to fluctuations in various foreign currencies against its functional currency. At the Company, both sales and purchases are transacted in foreign currencies. Wincor Nixdorf International GmbH (WNI) is the Diebold Nixdorf AG currency management center. Currency risks in the aggregate are identified, quantified, and controlled at the WNI

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

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

Derivative transactions are recorded on the balance sheet at fair value. For transactions designated as cash flow hedges, the effective portion of changes in the fair value are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged forecasted transactions impact earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. As of December 31, 2019, the Company had the following outstanding foreign currency derivatives that were used to hedge its foreign exchange risks:

Foreign Currency Derivative	Number of Instruments	Notional Sold		Notional Purchased
Currency forward agreements (EUR-GBP)	12	24.0	GBP	27.0	EUR

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

In November 2016, the Company entered into multiple pay-fixed, receive-variable interest rate swaps with an aggregate notional amount of $400.0. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The fair value of the Company’s interest rate contracts was $1.8 and $10.1 as of December 31, 2019 and 2018, respectively.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company estimates that a minimal amount will be reclassified as a decrease to interest expense over the next year.

The Company has an interest rate swap for a notional amount of €50.0, which was entered into in May 2010 with a ten-year term from October 1, 2010 until September 30, 2020. This interest rate swap mitigated the interest rate risk associated with the European Investment Bank debt, which was paid in full during 2017. For this interest swap, the three-month EURIBOR is received and a fixed interest rate of 2.97 percent is paid. The fair value, which is measured at market prices, as of December 31, 2019 and 2018, was $(1.8) and $(3.6), respectively. The interest rate swap is not designated and changes in the fair value of non-designated interest rate swap agreements are recognized in Miscellaneous, net in the consolidated statements of operations. The Company recognized $1.9 and $1.9 in interest expense for the years ended December 31, 2019 and 2018, respectively.

Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any additional derivatives that are not designated as hedges.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

NOTE 18: FAIR VALUE OF ASSETS AND LIABILITIES

Assets and Liabilities Recorded at Fair Value

Assets and liabilities subject to fair value measurement by fair value level and recorded at fair value are as follows:

	Classification on consolidated balance sheets	December 31, 2019			December 31, 2018
		Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets
Certificates of deposit	Short-term investments	$10.0	$10.0	$—	$33.5	$33.5	$—
Assets held in rabbi trusts	Securities and other investments	6.2	6.2	—	6.3	6.3	—
Foreign exchange forward contracts	Other current assets	2.9	—	2.9	3.4	—	3.4
Interest rate swaps	Other current assets	1.7	—	1.7	5.3	—	5.3
Interest rate swaps	Securities and other investments	0.1	—	0.1	4.8	—	4.8
Total		$20.9	$16.2	$4.7	$53.3	$39.8	$13.5

Liabilities
Foreign exchange forward contracts	Other current liabilities	$2.9	$—	$2.9	$3.1	$—	$3.1
Interest rate swaps	Other current liabilities	2.3	—	2.3	3.6	—	3.6
Deferred compensation	Other liabilities	6.2	6.2	—	6.3	6.3	—
Total		$11.4	$6.2	$5.2	$13.0	$6.3	$6.7

The Company uses the end of the period when determining the timing of transfers between levels. During each of the years ended December 31, 2019 and 2018, there were no transfers between levels.

The carrying amount of the Company's debt instruments approximates fair value except for the 2024 Senior Notes. The fair value of the 2024 Senior Notes is summarized as follows:

	December 31, 2019		December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
2024 Senior Notes	$387.0	$400.0	$242.0	$400.0

Refer to note 11 for further details surrounding long-term debt as of December 31, 2019. Additionally, the Company remeasures certain assets to fair value, using Level 3 measurements, as a result of the occurrence of triggering events. In each of the second and third quarters of 2018, in connection with certain triggering events, the Company performed an impairment test of goodwill for all of its reporting units. See note 8 for further details. Besides goodwill from certain reporting units noted above, there were no significant assets or liabilities that were remeasured at fair value on a non-recurring basis during the period presented.

NOTE 19: COMMITMENTS AND CONTINGENCIES

Contractual Obligations

At December 31, 2019, the Company had purchase commitments due within one year were minimal for materials and services through contract manufacturing agreements at negotiated prices. The amounts purchased under these obligations were minimal in 2019. The Company guarantees a fixed cost of certain products used in production to its strategic partners. Variations in the products costs are absorbed by the Company.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

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

At December 31, 2019, the Company was a party to several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the consolidated financial statements would not be materially affected by the outcome of these indirect tax claims and/or proceedings or asserted claims.

In addition to these routine indirect tax matters, the Company was a party to the proceedings described below:

The Company has challenged multiple customs rulings in Thailand seeking to retroactively collect customs duties on previous imports of ATMs. In August 2017, March, 2019 and August 2019 the Supreme Court of Thailand ruled in the Company’s favor in three of the matters, finding each time that Customs' attempt to collect duties for importation of ATMs is improper. The surviving matters remain at various stages of the appeals process and the Company will use the Supreme Court's decisions in support of its position in those matters. Management remains confident that the Company has a valid legal position in these appeals. Accordingly, the Company does not have any amount accrued for this contingency.

A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated accrual. The Company estimated the aggregate risk at December 31, 2019 to be up to $102.5 for its material indirect tax matters, of which $30.5 related to the Thailand customs matter disclosed above. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire.

Legal Contingencies

At December 31, 2019, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate were considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims.

In addition to these normal course of business litigation matters, the Company was a party to the proceedings described below:
Diebold KGaA is a party to two separate appraisal proceedings (Spruchverfahren) in connection with the purchase of all shares in its former listed subsidiary, Diebold Nixdorf AG. Both proceedings are pending at the same Chamber for Commercial Matters (Kammer fur Hangelssachen) at the District Court (Landgericht) of Dortmund (Germany). The first appraisal proceeding relates to the DPLTA entered into by Diebold KGaA and former Diebold Nixdorf AG, which became effective on February 17, 2017. The DPLTA appraisal proceeding was filed by minority shareholders of Diebold Nixdorf AG challenging the adequacy of both the cash exit compensation of €55.02 per Diebold Nixdorf AG share (of which 6.9 shares were then outstanding) and the annual recurring compensation of €2.82 per Diebold Nixdorf AG share offered in connection with the DPLTA.

The second appraisal proceeding relates to the cash merger squeeze-out of minority shareholders of Diebold Nixdorf AG in 2019. The squeeze-out appraisal proceeding was filed by minority shareholders of Diebold Nixdorf AG challenging the adequacy of the cash exit compensation of €54.80 per Diebold Nixdorf AG share (of which 1.4 shares were then outstanding) in connection with the merger squeeze-out.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

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

In July and August 2019, shareholders filed putative class action lawsuits alleging violations of federal securities laws in the United States District Court for the Southern District of New York and the Northern District of Ohio. The lawsuits collectively assert that the Company and three former officers made material misstatements regarding the Company’s business and operations, causing the Company’s common stock to be overvalued from February 14, 2017 to August 1, 2018. The lawsuits have been consolidated before a single judge in the United States District Court for the Southern District of New York and lead plaintiffs appointed. The Company intends to vigorously defend itself in this matter and management remains confident that it has valid defenses to these claims. As with any pending litigation, the Company is unable to predict the final outcome of this matter.

In January 2020, the Company’s Board of Directors received a demand letter from alleged shareholders to investigate and pursue claims for breach of fiduciary duty against certain current and former directors and officers based on the Company’s statements regarding its business and operations, which are substantially similar to those challenged in the federal securities litigation. The Board has not yet responded to the demand.

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
FORM 10-K as of December 31, 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

The following tables represent information regarding the Company’s segment information and provides a reconciliation between segment operating profit and the consolidated income (loss) before income taxes for the years ended December 31:

	2019	2018	2017
Net sales summary by segment
Eurasia Banking	$1,649.8	$1,800.2	$1,903.4
Americas Banking	1,604.1	1,515.7	1,525.6
Retail	1,154.8	1,262.7	1,180.3
Total customer revenues	$4,408.7	$4,578.6	$4,609.3

Intersegment revenues
Eurasia Banking	$168.3	$161.1	$105.0
Americas Banking	15.5	13.8	25.9
Total intersegment revenues	$183.8	$174.9	$130.9

Segment operating profit
Eurasia Banking	$169.3	$150.1	$126.8
Americas Banking	119.7	17.2	68.1
Retail	58.3	47.1	87.9
Total segment operating profit	$347.3	$214.4	$282.8

Corporate charges not allocated to segments (1)	$(79.4)	$(52.1)	$(62.6)
Impairment of assets	(30.2)	(180.2)	(3.1)
Restructuring charges	(50.2)	(65.0)	(49.4)
Net non-routine expense	(214.1)	(242.7)	(261.2)
	(373.9)	(540.0)	(376.3)
Operating loss	(26.6)	(325.6)	(93.5)
Other expense	(202.3)	(152.7)	(98.4)
Loss before taxes	$(228.9)	$(478.3)	$(191.9)

(1)
Corporate charges not allocated to segments include headquarter-based costs associated with procurement, human resources, compensation and benefits, finance and accounting, global development/engineering, global strategy/mergers and acquisitions, global IT, tax, treasury and legal.

Net non-routine expense consists of items that the Company has determined are non-routine in nature and not allocated to the reportable operating segments. Net non-routine expense of $214.1 for the year ended December 31, 2019 was primarily due to purchase accounting pre-tax charges for amortization of acquired intangibles of $93.3 and the loss (gain) on sale of assets, net. Net non-routine expense of $242.7 for the year ended December 31, 2018 was primarily due to the inventory provision of $74.5 in cost of sales, acquisition integration expenses of $47.2 primarily within selling and administrative expense and purchase accounting pre-tax charges for amortization of acquired intangibles of $113.4. Net non-routine expense of $261.2 for the year ended December 31, 2017 was primarily due to acquisition integration expenses of $72.1 primarily within selling and administrative expense and purchase accounting pre-tax charges for amortization of acquired intangibles of $160.9.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

The following table presents information regarding the Company’s segment net sales by service and product solution:

	2019	2018	2017
Eurasia Banking
Services	$993.6	$1,111.8	$1,133.1
Products	656.2	688.4	770.3
Total Eurasia Banking	1,649.8	1,800.2	1,903.4
Americas Banking
Services	1,002.5	1,025.8	1,043.9
Products	601.6	489.9	481.7
Total Americas Banking	1,604.1	1,515.7	1,525.6
Retail
Services	612.0	651.9	608.3
Products	542.8	610.8	572.0
Total Retail	1,154.8	1,262.7	1,180.3
Total	$4,408.7	$4,578.6	$4,609.3

The Company had no customers that accounted for more than 10 percent of total net sales in 2019, 2018 and 2017.

Below is a summary of net sales by point of origin for the years ended December 31:

	2019	2018	2017
Americas
United States	$1,024.7	$1,047.7	$1,049.5
Other Americas	654.6	556.7	556.3
Total Americas	1,679.3	1,604.4	1,605.8
EMEA
Germany	872.5	876.2	843.0
Other EMEA	1,400.4	1,583.8	1,537.1
Total EMEA	2,272.9	2,460.0	2,380.1
AP
Total AP	456.5	514.2	623.4
Total net sales	$4,408.7	$4,578.6	$4,609.3

Below is a summary of property, plant and equipment, net by geographical location as of December 31:

	2019	2018
Property, plant and equipment, net
United States	$62.4	$77.8
Germany	150.1	168.2
Other international	19.0	58.1
Total property, plant and equipment, net	$231.5	$304.1

In the following table, revenue is disaggregated by timing of revenue recognition at December 31:

Timing of revenue recognition	2019	2018
Products transferred at a point in time	41%	39%
Products and services transferred over time	59%	61%
Net sales	100%	100%

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

NOTE 21: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents selected unaudited quarterly financial information for the years ended December 31:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2019	2018	2019	2018	2019	2018	2019	2018
Net sales	$1,028.1	$1,064.2	$1,150.2	$1,105.6	$1,078.8	$1,119.0	$1,151.6	$1,289.8
Gross profit (1)	246.1	240.4	279.1	219.7	271.5	228.9	270.4	209.8
Net loss (2)	(131.9)	(65.6)	(55.3)	(115.9)	(34.8)	(219.7)	(122.6)	(127.5)
Net income (loss) attributable to noncontrolling interests	0.8	7.6	(5.0)	5.1	0.9	(6.1)	—	(3.9)
Net loss attributable to Diebold Nixdorf, Incorporated	$(132.7)	$(73.2)	$(50.3)	$(121.0)	$(35.7)	$(213.6)	$(122.6)	$(123.6)

Net loss attributable to Diebold Nixdorf, Incorporated
Basic and diluted loss per share	$(1.74)	$(0.97)	$(0.66)	$(1.59)	$(0.46)	$(2.81)	$(1.60)	$(1.62)

Basic and diluted weighted-average shares outstanding	76.4	75.8	76.7	76.0	76.8	76.1	76.8	76.1

(1) The Company reclassified immaterial amounts from cost of sales to selling and administrative expense. The amount represents selling costs that were incorrectly being recorded within cost of sales. Refer to note 1 for more information.

(2) The Company corrected an immaterial error to net loss related to the goodwill impairment recorded in the year ended December 31, 2018. Refer to note 1 for more information.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2019
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
FORM 10-K as of December 31, 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Condensed Consolidating Balance Sheets
As of December 31, 2019

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
ASSETS
Current assets
Cash, cash equivalents and restricted cash	$3.6	$1.8	$275.5	$—	$280.9
Short-term investments	—	—	10.0	—	10.0
Trade receivables, net	109.0	—	510.3	—	619.3
Intercompany receivables	632.6	559.3	747.6	(1,939.5)	—
Inventories	122.4	—	346.4	(2.3)	466.5
Prepaid expenses	27.2	—	24.1	—	51.3
Other current assets	14.9	7.8	449.1	(7.8)	464.0
Total current assets	909.7	568.9	2,363.0	(1,949.6)	1,892.0
Securities and other investments	21.4	—	—	—	21.4
Property, plant and equipment, net	61.9	0.5	169.1	—	231.5
Deferred income taxes	51.1	6.4	63.3	—	120.8
Goodwill	55.5	—	708.5	—	764.0
Intangible assets, net	19.2	—	483.1	—	502.3
Investment in subsidiaries	1,676.8	—	—	(1,676.8)	—
Long-term intercompany receivables	617.9	—	—	(617.9)	—
Other assets	45.1	0.1	213.4	—	258.6
Total assets	$3,458.6	$575.9	$4,000.4	$(4,244.3)	$3,790.6

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities
Notes payable	$26.6	$—	$5.9	$—	$32.5
Accounts payable	55.3	—	416.2	—	471.5
Intercompany payable	1,302.3	46.7	590.5	(1,939.5)	—
Deferred revenue	133.7	—	186.8	—	320.5
Payroll and other benefits liabilities	49.4	2.1	173.2	—	224.7
Other current liabilities	109.5	1.0	447.7	(7.8)	550.4
Total current liabilities	1,676.8	49.8	1,820.3	(1,947.3)	1,599.6
Long-term debt	2,107.4	—	1.3	—	2,108.7
Pensions, post-retirements and other benefits	160.3	—	77.4	—	237.7
Long-term intercompany payable	—	—	617.9	(617.9)	—
Other long-term liabilities	42.7	—	287.3	—	330.0
Commitments and contingencies
Redeemable noncontrolling interests	—	—	20.9	—	20.9
Total Diebold Nixdorf, Incorporated shareholders' equity	(528.6)	526.1	1,151.3	(1,679.1)	(530.3)
Noncontrolling interests	—	—	24.0	—	24.0
Total liabilities and equity	$3,458.6	$575.9	$4,000.4	$(4,244.3)	$3,790.6

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Condensed Consolidating Balance Sheets
As of December 31, 2018

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
ASSETS
Current assets
Cash, cash equivalents and restricted cash	$17.3	$2.7	$438.4	$—	$458.4
Short-term investments	—	—	33.5	—	33.5
Trade receivables, net	105.7	0.1	631.4	—	737.2
Intercompany receivables	205.3	606.3	425.1	(1,236.7)	—
Inventories	164.8	—	447.5	(2.2)	610.1
Prepaid expenses	16.4	0.1	40.9	—	57.4
Other current assets	20.4	12.6	297.1	(25.8)	304.3
Total current assets	529.9	621.8	2,313.9	(1,264.7)	2,200.9
Securities and other investments	22.4	—	—	—	22.4
Property, plant and equipment, net	76.9	0.8	226.4	—	304.1
Deferred income taxes	139.9	6.2	97.8	—	243.9
Goodwill	58.1	—	740.1	—	798.2
Intangible assets, net	30.8	—	593.8	—	624.6
Investment in subsidiaries	2,738.8	—	—	(2,738.8)	—
Other assets	30.2	0.4	69.3	(13.5)	86.4
Total assets	$3,627.0	$629.2	$4,041.3	$(4,017.0)	$4,280.5

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities
Notes payable	$25.7	$0.1	$23.7	$—	$49.5
Accounts payable	88.1	—	421.4	—	509.5
Intercompany payable	1,030.8	60.8	145.1	(1,236.7)	—
Deferred revenue	116.6	0.1	261.5	—	378.2
Payroll and other benefits liabilities	26.7	1.3	156.3	—	184.3
Other current liabilities	114.2	1.6	352.4	(21.3)	446.9
Total current liabilities	1,402.1	63.9	1,360.4	(1,258.0)	1,568.4
Long-term debt	2,172.5	—	17.5	—	2,190.0
Pensions, post-retirements and other benefits	183.7	—	90.1	—	273.8
Other long-term liabilities	18.4	—	240.4	(18.0)	240.8
Commitments and contingencies
Redeemable noncontrolling interests	—	—	130.4	—	130.4
Total Diebold Nixdorf, Incorporated shareholders' equity	(149.7)	565.3	2,175.7	(2,741.0)	(149.7)
Noncontrolling interests	—	—	26.8	—	26.8
Total liabilities and equity	$3,627.0	$629.2	$4,041.3	$(4,017.0)	$4,280.5

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2019

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated

Net sales	$1,206.4	$0.2	$3,598.7	$(396.6)	$4,408.7
Cost of sales	962.2	0.8	2,752.7	(374.1)	3,341.6
Gross profit (loss)	244.2	(0.6)	846.0	(22.5)	1,067.1
Selling and administrative expense	350.9	4.4	553.5	—	908.8
Research, development and engineering expense	6.7	33.4	127.1	(20.1)	147.1
Impairment of assets	5.1	—	25.1	—	30.2
(Gain) loss on sale of assets, net	(6.3)	0.2	13.7	—	7.6
	356.4	38.0	719.4	(20.1)	1,093.7
Operating loss	(112.2)	(38.6)	126.6	(2.4)	(26.6)
Other income (expense)
Interest income	2.1	—	7.2	—	9.3
Interest expense	(190.1)	—	(12.8)	—	(202.9)
Foreign exchange (loss) gain, net	1.0	(0.1)	(6.0)	—	(5.1)
Miscellaneous, net	92.7	1.3	(95.6)	(2.0)	(3.6)
Loss from continuing operations before taxes	(206.5)	(37.4)	19.4	(4.4)	(228.9)
Income tax (benefit) expense	105.3	(7.8)	21.8	(2.6)	116.7
Equity in (loss) earnings of unconsolidated subsidiaries, net	(29.5)	—	1.0	29.5	1.0
Net (loss) income	(341.3)	(29.6)	(1.4)	27.7	(344.6)
Loss attributable to noncontrolling interests, net of tax	—	—	(3.3)	—	(3.3)
Net (loss) income attributable to Diebold Nixdorf, Incorporated	$(341.3)	$(29.6)	$1.9	$27.7	$(341.3)
Comprehensive (loss) income	$(412.3)	$(29.6)	$(89.4)	$114.3	$(417.0)
Less: comprehensive loss attributable to noncontrolling interests	—	—	(4.7)	—	(4.7)
Comprehensive (loss) income attributable to Diebold Nixdorf, Incorporated	$(412.3)	$(29.6)	$(84.7)	$114.3	$(412.3)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2018

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated

Net sales	$1,210.2	$0.5	$3,761.2	$(393.3)	$4,578.6
Cost of sales	1,045.4	1.9	3,000.6	(368.1)	3,679.8
Gross profit (loss)	164.8	(1.4)	760.6	(25.2)	898.8
Selling and administrative expense	306.6	4.9	582.0	—	893.5
Research, development and engineering expense	2.8	44.6	133.0	(23.0)	157.4
Impairment of assets	—	—	180.2	—	180.2
Loss on sale of assets, net	(3.4)	0.1	(3.4)	—	(6.7)
	306.0	49.6	891.8	(23.0)	1,224.4
Operating loss	(141.2)	(51.0)	(131.2)	(2.2)	(325.6)
Other income (expense)
Interest income	0.3	0.1	8.3	—	8.7
Interest expense	(140.7)	—	(14.2)	—	(154.9)
Foreign exchange loss, net	(17.3)	(0.2)	15.0	—	(2.5)
Miscellaneous, net	36.4	1.3	(41.7)	—	(4.0)
Loss from continuing operations before taxes	(262.5)	(49.8)	(163.8)	(2.2)	(478.3)
Income tax (benefit) expense	18.8	(10.2)	28.6	—	37.2
Equity in (loss) earnings of unconsolidated subsidiaries, net	(250.1)	—	(13.2)	250.1	(13.2)
Net (loss) income	(531.4)	(39.6)	(205.6)	247.9	(528.7)
Income attributable to noncontrolling interests, net of tax	—	—	2.7	—	2.7
Net (loss) income attributable to Diebold Nixdorf, Incorporated	$(531.4)	$(39.6)	$(208.3)	$247.9	$(531.4)
Comprehensive (loss) income	$(639.4)	$(39.6)	$(302.6)	$341.0	$(640.6)
Less: comprehensive income attributable to noncontrolling interests	—	—	(1.2)	—	(1.2)
Comprehensive (loss) income attributable to Diebold Nixdorf, Incorporated	$(639.4)	$(39.6)	$(301.4)	$341.0	$(639.4)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2017

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated

Net sales	$1,126.4	$7.4	$3,480.6	$(5.1)	$4,609.3
Cost of sales	902.0	12.3	2,700.3	(5.1)	3,609.5
Gross profit (loss)	224.4	(4.9)	780.3	—	999.8
Selling and administrative expense	283.8	10.5	639.4	—	933.7
Research, development and engineering expense	3.1	40.6	111.8	—	155.5
Impairment of assets	3.1	—	—	—	3.1
Loss on sale of assets, net	0.5	0.4	0.1	—	1.0
	290.5	51.5	751.3	—	1,093.3
Operating loss (income)	(66.1)	(56.4)	29.0	—	(93.5)
Other income (expense)
Interest income	2.3	0.2	17.8	—	20.3
Interest expense	(108.7)	—	(8.6)	—	(117.3)
Foreign exchange loss, net	(0.5)	(0.1)	(3.3)	—	(3.9)
Miscellaneous, net	6.2	7.7	(11.1)	(0.3)	2.5
Loss from continuing operations before taxes	(166.8)	(48.6)	23.8	(0.3)	(191.9)
Income (benefit) tax expense	36.1	(15.5)	7.7	—	28.3
Equity in (loss) earnings of unconsolidated subsidiaries, net	(38.6)	—	6.3	38.6	6.3
Net (loss) income	(241.5)	(33.1)	22.4	38.3	(213.9)
Income attributable to noncontrolling interests, net of tax	—	—	27.6	—	27.6
Net (loss) income attributable to Diebold Nixdorf, Incorporated	$(241.5)	$(33.1)	$(5.2)	$38.3	$(241.5)
Comprehensive (loss) income	$(96.5)	$(33.1)	$193.7	$(127.1)	$(63.0)
Less: comprehensive income attributable to noncontrolling interests	—	—	33.5	—	33.5
Comprehensive (loss) income attributable to Diebold Nixdorf, Incorporated	$(96.5)	$(33.1)	$160.2	$(127.1)	$(96.5)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2019
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2019

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
Net cash (used) provided by operating activities	$97.6	$(37.3)	$75.5	$—	$135.8

Cash flow from investing activities
Capital expenditures	(5.3)	—	(37.6)	—	(42.9)
Proceeds from maturities of investments	—	—	241.7	—	241.7
Payments for purchases of investments	—	—	(222.2)	—	(222.2)
Proceeds from divestitures and the sale of assets	21.4	—	8.5	—	29.9
Decrease in certain other assets	(9.8)	—	(3.5)	—	(13.3)
Capital contributions and loans paid	(47.0)	—	—	47.0	—
Proceeds from intercompany loans	13.1	—	—	(13.1)	—
Net cash (used) provided by investing activities	(27.6)	—	(13.1)	33.9	(6.8)

Cash flow from financing activities
Debt issuance costs	(12.6)	—	—	—	(12.6)
Revolving debt repayments, net	(110.0)	—	(15.0)	—	(125.0)
Other debt borrowings	374.3	—	23.5	—	397.8
Other debt repayments	(333.9)	(0.1)	(41.7)	—	(375.7)
Distribution to noncontrolling interest holders	—	—	(98.1)	—	(98.1)
Other	(1.5)	—	(0.4)	—	(1.9)
Capital contributions received and loans incurred	—	46.5	0.5	(47.0)	—
Payments on intercompany loans	—	(10.0)	(3.1)	13.1	—
Net cash provided (used) by financing activities	(83.7)	36.4	(134.3)	(33.9)	(215.5)
Effect of exchange rate changes on cash	—	—	(1.1)	—	(1.1)
Decrease in cash, cash equivalents and restricted cash	(13.7)	(0.9)	(73.0)	—	(87.6)
Add: Cash included in assets held for sale at beginning of year	—	—	7.3	—	7.3
Less: Cash included in assets held for sale at end of year	—	—	97.2	—	97.2
Cash, cash equivalents and restricted cash at the beginning of the year	17.3	2.7	438.4	—	458.4
Cash, cash equivalents and restricted cash at the end of the year	$3.6	$1.8	$275.5	$—	$280.9

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2019
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
FORM 10-K as of December 31, 2019
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

Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period of this report.

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

Under the supervision of the CEO and CFO and Board of Directors, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control-Integrated Framework (2013 framework)” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2019.

KPMG LLP, the Company’s independent registered public accounting firm, has issued an auditor’s report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. This report is included in Item 8 of this annual report on Form 10-K.

(b)	CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2019, management remediated the outstanding material weaknesses as noted below:

The Company had ineffective ITGCs related to IT systems: Management concluded that the previously reported material weakness related to ineffective ITGCs related to IT systems was remediated. During 2019, management completed remediation efforts to: 1) improve the Company's continuous risk assessment process to be responsive to changes in the business operations, personnel and IT developments affecting the Company's financial reporting and related controls; 2) revoke the access to IT systems of those individuals that were identified as inappropriate; and 3) implement more frequent and improved periodic access reviews that include all sensitive access and the identification of additional business process owners to be part of the review process and providing the owners with guidance on the key data elements of the review to enhance the precision of the review process.

The Company had ineffective implementation and operation of controls over inventory valuation related to spare parts and finished goods: Management concluded that the previously reported material weakness related to ineffective implementation and operation of controls over inventory valuation related to spare parts and finished goods was remediated. During 2019, management completed remediation efforts to: 1) improve the Company's continuous risk assessment process to be responsive to changes in the business operations affecting the Company's financial reporting and related controls; and 2) implement consistent inventory valuation controls at all locations and communicate the requirements for effectively operating such controls to all businesses.

The Company had ineffective controls over non-routine transactions: Management concluded that the previously reported material weakness related to ineffective implementation controls over non-routine transactions was remediated. During 2019, management completed remediation efforts to: 1) improve the Company's continuous risk assessment process to be responsive to changes in the business operations affecting the Company's financial reporting and related controls; and 2) implement controls over calculations associated with non-routine transactions at a more precise level of operation.

During the quarter ended December 31, 2019, management identified and remediated a material weakness in internal control over financial reporting related to deferred income tax accounting for certain entities. The control deficiency resulted in an immaterial prior period error, which was corrected as described in Note 1 Error Correction in the consolidated financial statements. For the year ended December 31, 2019, management remediated the material weakness by adding additional controls over the review of deferred income taxes.

During the quarter ended December 31, 2019, there were no changes, other than the above noted remediation of the material weaknesses, in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
Due to the expiration of its current Annual Cash Bonus Plan at the 2020 Annual Meeting of Shareholders, the Board of Directors of Diebold Nixdorf, Incorporated (the “Company”) adopted the Diebold Nixdorf, Incorporated 2020 Annual Incentive Plan (the “Incentive Plan”) on February 26, 2020, in order to, among other items, continue to afford the Company’s Board of Directors and Compensation Committee the ability to offer compensatory cash awards designed to reward and incent the Company’s officers and key employees in advancement of the Company’s interests and long-term strategies.

The Incentive Plan will be administered by the Compensation Committee or other committee appointed by the Board in accordance with the plan (the “Committee”). Participation in the Incentive Plan is limited to certain Eligible Executives, and the right to receive a bonus under the Incentive Plan depends on the achievement of specific performance goals, referred to as Management Objectives. The Committee will establish the Management Objectives and amount of incentive bonus payable for a performance period.

Management Objectives may be described in terms of company-wide objectives or objectives that are related to the performance of the individual Eligible Executive or of the subsidiary, division, department or function within the company or subsidiary in which the Eligible Executive is employed. The Management Objectives are limited to specified levels of growth in, or relative peer company performance in, one or more of the following:

(i)    sales, including net sales, unit sales volume, and aggregate product price;

(ii) share price, including market price per share, and share price appreciation;

(iii) earnings, including earnings per share, reflecting dilution of shares, gross or pre-tax profits, post-tax profits, operating profit, contribution profit, earnings net of or including dividends, earnings net of or including the after-tax cost of capital, earnings before (or after) interest and taxes (“EBIT”), earnings per share from continuing operations, diluted or basic, earnings before (or after) interest, taxes, depreciation and amortization (“EBITDA”), pre-tax operating earnings after interest and before incentives, service fees and extraordinary or special items, operating earnings, growth in earnings or growth in earnings per share, and total earnings;

(iv) return on equity, including return on equity, return on invested capital, return or net return on assets, return on net assets, return on equity, return on gross sales, return on investment, return on capital, return on invested capital, return on committed capital, financial return ratios, value of assets, and change in assets;

(v) cash flow(s), including operating cash flow, net cash flow, free cash flow, cash flow on investment, levered free cash flow, and unlevered free cash flow;

(vi) revenue, including gross or net revenue, and changes in annual revenues;

(vii) margins, including adjusted pre-tax margin, and operating margins;

(viii) income, including net income, and consolidated net income;

(ix) economic value added;

(x) costs, including operating or administrative expenses, operating expenses as a percentage of revenue, general and administrative expenses as a percentage of revenue, expense or cost levels, reduction of losses, loss ratios or expense ratios, reduction in fixed costs, expense reduction levels, operating cost management, and cost of capital;

(xi) financial ratings, including credit rating, capital expenditures, debt, debt reduction, working capital, average invested capital, and attainment of balance sheet or income statement objectives;

(xii) market or category share, including market share, volume, unit sales volume, and market share or market penetration with respect to specific designated products or product groups and/or specific geographic areas;

(xiii) shareholder return, including total shareholder return, shareholder return based on growth measures or the attainment of a specified share price for a specified period of time, and dividends; and

(xiv) objective nonfinancial performance criteria measuring either regulatory compliance, productivity and productivity improvements, inventory turnover, average inventory turnover or inventory controls, net asset turnover, customer satisfaction based on specified objective goals or company-sponsored customer surveys, employee satisfaction based on specified objective goals or company-sponsored employee surveys, objective employee diversity goals, employee turnover, specified objective environmental goals, specified objective social goals, specified objective goals in corporate ethics and integrity, specified objective safety goals, specified objective business expansion goals or goals relating to acquisitions or divestitures, and succession plan development and implementation.

The Committee may, for a performance period, amend or adjust the applicable Management Objective(s) or other terms and conditions relating thereto in recognition of acquisitions or divestitures; litigation or claim judgments or settlements; unusual, nonrecurring or one-time events affecting us or our subsidiaries, our financial statements, or changes in law or accounting principles; asset write downs; capital charges; costs and expenses; reorganization and restructuring programs; or similar non-GAAP adjustments.

The Committee will determine whether the Management Objectives have been achieved and the amounts payable following the end of the applicable performance period. The Committee will also have the ability to modify such amounts payable in its discretion. The Committee may amend the Incentive Plan from time to time and the Incentive Plan will remain effective until otherwise terminated by the Board.

The foregoing summary is qualified by reference to the full text of the Incentive Plan, a copy of which is attached hereto as Exhibit 10.62, and is incorporated herein by reference.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors of the Company, including the audit committee and the designated audit committee financial experts, is included in the Company’s proxy statement for the 2020 Annual Meeting of Shareholders (the 2020 Annual Meeting) and is incorporated herein by reference. Information with respect to any material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors is included in the Company’s proxy statement for the 2020 Annual Meeting and is incorporated herein by reference. The following table summarizes information regarding executive officers of the Company:

Name, Age, Title and Year Elected to Present Office	Other Positions Held Last Five Years
Gerrard B. Schmid - 51 President and Chief Executive Officer Year elected: 2018	2012-February 2018: Chief Executive Officer and Director of D+H Corporation (global payments and technology provider)
Jeffrey L. Rutherford - 59 Senior Vice President, Chief Financial Officer Year elected: 2019
October 2018-January 2019: Interim Chief Financial Officer for Diebold Nixdorf, Incorporated; 2017-October 2018: Chairman, Interim President and Interim Chief Executive Officer for Edgewater Technology, Inc. (technology consulting firm); 2014-2016: Vice President and Chief Financial Officer for Ferro Corporation (international coatings manufacturing)

Jonathan B. Leiken — 48 Senior Vice President, Chief Legal Officer and General Counsel Year elected: 2014	2008-May 2014: Partner, Jones Day (global legal services)
Alan Kerr — 63 Senior Vice President, Software Year elected: 2016	2014-August 2016: Executive Vice President, Software Solutions for Diebold, Incorporated
Olaf Heyden — 56 Senior Vice President, Services Year elected: 2016	2013-August 2016: Executive Vice President, Software and Services, and a member of the executive board for Wincor Nixdorf AG
Ulrich Näher — 54 Senior Vice President, Systems Year elected: 2016
March 2016-August 2016: Executive Vice President of Systems Business and member of the board of directors for Wincor Nixdorf AG; 2015-March 2016: Senior Vice President of Research and Development at Wincor Nixdorf AG; 2006-2015: Senior Partner at McKinsey and Company (management and consulting)

There are no family relationships, either by blood, marriage or adoption, between any of the executive officers and directors of the Company.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Information with respect to Section 16(a) beneficial ownership reporting compliance is included in the Company’s proxy statement for the 2020 Annual Meeting and is incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

Information with respect to executive officers' and directors' compensation is included in the Company’s proxy statement for the 2020 Annual Meeting and is incorporated herein by reference. Information with respect to compensation committee interlocks and insider participation and the compensation committee report is included in the Company’s proxy statement for the 2020 Annual Meeting and is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management is included in the Company’s proxy statement for the 2020 Annual Meeting and is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
Stock options	2,379,062	$14.89	N/A
Restricted stock units	2,155,722	N/A	N/A
Performance shares	2,251,021	N/A	N/A
Non-employee director deferred shares	30,700	N/A	N/A
Deferred compensation	815	N/A	N/A
Total equity compensation plans approved by security holders	6,817,320	$14.89	4,100,000

In column (b), the weighted-average exercise price is only applicable to stock options. In column (c), the number of securities remaining available for future issuance for stock options, restricted stock units, performance shares and non-employee director deferred shares is approved in total and not individually.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions and director independence is included in the Company’s proxy statement for the 2020 Annual Meeting and is incorporated herein by reference.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accountant fees and services is included in the Company’s proxy statement for the 2020 Annual Meeting and is incorporated herein by reference.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Documents filed as a part of this annual report on Form 10-K.

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets at December 31, 2019 and 2018

•	Consolidated Statements of Operations for the Years Ended December 31, 2019, 2018 and 2017

•	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2019, 2018 and 2017

•	Consolidated Statements of Equity for the Years Ended December 31, 2019, 2018 and 2017

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017

•	Notes to Consolidated Financial Statements
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
First Supplemental Indenture, dated as of November 29, 2018, among Diebold Nixdorf, Incorporated, the Guaranteeing Subsidiaries named therein and U.S. Bank National Association, as trustee — incorporated by reference to Exhibit 4.1(ii) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 (Commission File No. 1-4879)

4.1 (iii)
Second Supplemental Indenture, dated as of February 29, 2019, among Diebold Nixdorf, Incorporated, the Guaranteeing Subsidiary named therein and U.S. Bank National Association, as trustee — incorporated by reference to Exhibit 4.1(iii) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 (Commission File No. 1-4879)

4.2	Description of Securities of Diebold Nixdorf, Incorporated
*10.1(iii)	Form of Employee Agreement — incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (Commission File No. 1-4879)
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
Amendment to 401(k) Restoration Supplemental Executive Retirement Plan — incorporated by reference to Exhibit 10.2(vii) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 (Commission File No. 1-4879)

*10.3(i)
1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992 (Commission File No. 1-4879)

*10.3(ii)
Amendment No. 1 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Commission File No. 1-4879)

*10.3(iii)
Amendment No. 2 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (Commission File No. 1-4879)

*10.3(iv)
Deferred Compensation Plan No. 2 for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7(iv) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.3(v)
First Amendment to Deferred Compensation Plan No. 2 for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (Commission File No. 1-4879)

*10.4(i)
1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 4(a) to Registrant's Registration Statement on Form S-8 filed on May 10, 2001 (Registration No. 333-60578)

*10.4(ii)
Amendment No. 1 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 10.8 (ii) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 1-4879)

*10.4(iii)
Amendment No. 2 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 10.8 (iii) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 1-4879)

*10.4(iv)
Amendment No. 3 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 10.8 (iv) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 1-4879)

*10.4(v)
Amended and Restated 1991 Equity and Performance Incentive Plan as Amended and Restated as of April 13, 2009 — incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 29, 2009 (Commission File No. 1-4879)

*10.4(vi)
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
Fourth Amendment to Credit Agreement, dated as of February 14, 2017, between Diebold, Incorporated and JP Morgan Chase Bank, N.A. as administrative agent — incorporated by reference to Exhibit 10.9(v) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 (Commission File No. 1-4879)

10.9(vi)
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
Sixth Amendment and Incremental Amendment, dated as of August 31, 2018, among Diebold Nixdorf, Incorporated, the subsidiary borrowers party thereto, the guarantor party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent — incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on September 4, 2018 (Commission File No. 1-4879)

10.9(ix)
Seventh Amendment, dated August 7, 2019, among Diebold Nixdorf, Incorporated, the subsidiary borrowers party thereto, the guarantor party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent - incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (Commission File No. 1-4879)

10.10(i)
Transfer and Administration Agreement, dated as of March 30, 2001, by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association and the financial institutions from time to time parties thereto — incorporated by reference to Exhibit 10.20(i) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (Commission File No. 1-4879)

10.10(ii)
Amendment No. 1 to the Transfer and Administration Agreement, dated as of May 2001, by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association and the financial institutions from time to time parties thereto — incorporated by reference to Exhibit 10.20(ii) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March, 31, 2001 (Commission File No. 1-4879)

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
*10.36
Dr. Ulrich Näher Amendment to management Board Member's Service Agreement — incorporated by reference to Exhibit 10.36 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 (Commission File No. 1-4879)

*10.37	Eckard Heidloff service agreement — incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (Commission File No. 1-4879)
*10.38	Eckard Heidloff severance agreement — incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (Commission File No. 1-4879)
*10.39
Diebold Nixdorf, Incorporated 2017 Equity and Performance Incentive Plan, as amended April 25 2019 — incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 26, 2019 (Commission File No. 1-4879)

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
*10.54
Offer Letter, dated February 21, 2018, by and between Diebold Nixdorf, Incorporated and Gerrard Schmid — incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 21, 2018 (Commission File No. 1-4879)

*10.55
Consulting Agreement, dated October 1, 2018, between Diebold Nixdorf, Incorporated and Christopher Chapman — incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (Commission File No. 1-4879)

*10.56
Offer Letter, dated February 21, 2018, by and between Diebold Nixdorf, Incorporated and Gerrard Schmid — incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 21, 2018 (Commission File No. 1-4879)

*10.57
CEO Inducement Award Agreement, dated February 21, 2018, by and between Diebold Nixdorf, Incorporated and Gerrard Schmid — incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on February 21, 2018 (Commission File No. 1-4879)

*10.58
Change in Control Agreement, dated February 21, 2018, by and between Diebold Nixdorf, Incorporated and Gerrard Schmid — incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on February 21, 2018 (Commission File No. 1-4879)

*10.59
Independent Contractor Agreement, dated October 1, 2018, between Diebold Nixdorf, Incorporated and Jeffrey Rutherford — incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (Commission File No. 1-4879)

*10.60
Nomination and Standstill Agreement, dated February 22, 2019, by and among the Registrant and the individuals and entities listed on Schedule I thereto - incorporated by reference to Registrant’s Current Report on Form 8-K filed on February 25, 2019 (Commission File No. 1-4879)

*10.61	Performance Share Unit Agreement - incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (Commission File No. 1-4879)
*10.62	Diebold Nixdorf, Incorporated 2020 Annual Incentive Plan
21.1	Subsidiaries of the Registrant as of December 31, 2019
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15(b) of this annual report on Form 10-K.

ITEM 16: FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIEBOLD NIXDORF, INCORPORATED
Date: February 26, 2020

By:  /s/ Gerrard B. Schmid
Gerrard B. Schmid
President and Chief Executive Officer

By:  /s/ Jeffrey Rutherford
Jeffrey Rutherford
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gerrard B. Schmid	President and Chief Executive Officer (Principal Executive Officer)	February 26, 2020
Gerrard B. Schmid

/s/ Jeffrey Rutherford	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2020
Jeffrey Rutherford

/s/ James Barna	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2020
James Barna

*	Director	February 26, 2020
Patrick W. Allender

*	Director	February 26, 2020
Arthur F. Anton

*	Director	February 26, 2020
Bruce Besanko

*	Director	February 26, 2020
Reynolds C. Bish

*	Director	February 26, 2020
Ellen M. Costello

*	Director	February 26, 2020
Phillip R. Cox

*	Director	February 26, 2020
Alexander Dibelius

*	Director	February 26, 2020
Dieter Duesedau

*	Director	February 26, 2020
Matthew Goldfarb

*	Director	February 26, 2020
Gary G. Greenfield

*	Director	February 26, 2020
Kent M. Stahl

*
The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of the Registrant and filed with the Securities and Exchange Commission on behalf of such officers and directors.

Date: February 26, 2020
*By:  /s/ Jonathan B. Leiken
Jonathan B. Leiken
Attorney-in-Fact