Form 10-Q
period 2020-03-31
DIEBOLD NIXDORF, Inc
filed 2020-05-05
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding as of April 30, 2020 was 77,642,200.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Form 10-Q

Part I – Financial Information
Item 1: Financial Statements
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share and per share amounts)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash, cash equivalents and restricted cash	$512.1	$280.9
Short-term investments	13.5	10.0
Trade receivables, less allowances for doubtful accounts of $44.1 and $42.2, respectively	594.5	619.3
Inventories	475.5	466.5
Prepaid expenses	44.1	51.3
Current assets held for sale	152.6	233.3
Other current assets	253.1	230.7
Total current assets	2,045.4	1,892.0
Securities and other investments	18.1	21.4
Property, plant and equipment, net of accumulated depreciation and amortization of $527.9 and $526.9, respectively	216.1	231.5
Goodwill	736.2	764.0
Deferred income taxes	118.9	120.8
Customer relationships, net	418.5	447.7
Other assets	285.6	313.2
Total assets	$3,838.8	$3,790.6
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities
Notes payable	$103.4	$32.5
Accounts payable	499.2	471.5
Deferred revenue	371.4	320.5
Payroll and other benefits liabilities	170.3	224.7
Other current liabilities	501.4	550.4
Total current liabilities	1,645.7	1,599.6
Long-term debt	2,353.4	2,108.7
Pensions, post-retirement and other benefits	221.4	237.7
Deferred income taxes	114.6	134.5
Other liabilities	193.7	195.5
Commitments and contingencies
Redeemable noncontrolling interests	20.6	20.9
Equity
Diebold Nixdorf, Incorporated shareholders' equity
Preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Common shares, $1.25 par value, 125,000,000 authorized shares, 93,343,980 and 92,208,247 issued shares, 77,518,456 and 76,813,013 outstanding shares, respectively	116.7	115.3
Additional capital	776.5	773.9
Accumulated deficit	(565.1)	(472.3)
Treasury shares, at cost (15,825,524 and 15,395,234 shares, respectively)	(576.5)	(571.9)
Accumulated other comprehensive loss	(479.5)	(375.3)
Total Diebold Nixdorf, Incorporated shareholders' equity	(727.9)	(530.3)
Noncontrolling interests	17.3	24.0
Total equity	(710.6)	(506.3)
Total liabilities, redeemable noncontrolling interests and equity	$3,838.8	$3,790.6
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)
(in millions, except per share amounts)

	Three Months Ended
	March 31,
	2020	2019
Net sales
Services	$587.8	$628.7
Products	322.9	399.4
	910.7	1,028.1
Cost of sales
Services	437.5	471.5
Products	246.4	310.5
	683.9	782.0
Gross profit	226.8	246.1
Selling and administrative expense	222.1	230.3
Research, development and engineering expense	32.5	36.9
(Gain) loss on sale of assets, net	(1.8)	3.4
	252.8	270.6
Operating profit (loss)	(26.0)	(24.5)
Other income (expense)
Interest income	1.1	2.9
Interest expense	(48.0)	(50.9)
Foreign exchange gain, net	0.4	2.8
Miscellaneous, net	(0.9)	(1.4)
Loss before taxes	(73.4)	(71.1)
Income tax expense	20.0	60.4
Equity in earnings of unconsolidated subsidiaries	—	(0.4)
Net loss	(93.4)	(131.9)
Net (loss) income attributable to noncontrolling interests	(0.6)	0.8
Net loss attributable to Diebold Nixdorf, Incorporated	$(92.8)	$(132.7)

Basic and diluted weighted-average shares outstanding	77.2	76.4

Net loss attributable to Diebold Nixdorf, Incorporated
Basic and diluted loss per share	$(1.20)	$(1.74)
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in millions)

	Three Months Ended
	March 31,
	2020	2019
Net loss	$(93.4)	$(131.9)
Other comprehensive income (loss), net of tax
Translation adjustment	(96.6)	3.6
Foreign currency hedges (net of tax of $0.3 and $0.4, respectively)	0.7	(0.6)
Interest rate hedges
Net loss recognized in other comprehensive income (net of tax of $(4.1) and $0.5, respectively)	(19.7)	(2.3)
Reclassification adjustment for amounts recognized in net income	4.5	0.5
	(15.2)	(1.8)
Pension and other post-retirement benefits
Net actuarial gain (loss) amortization (net of tax of $3.5, and $(0.3), respectively)	6.8	(0.5)
Other	(1.2)	0.1
Other comprehensive (loss) income, net of tax	(105.5)	0.8
Comprehensive loss	(198.9)	(131.1)
Less: comprehensive (loss) income attributable to noncontrolling interests	(1.9)	3.5
Comprehensive loss attributable to Diebold Nixdorf, Incorporated	$(197.0)	$(134.6)
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Three Months Ended
	March 31,
	2020	2019
Cash flow from operating activities
Net loss	$(93.4)	$(131.9)
Adjustments to reconcile net loss to cash flow used by operating activities:
Depreciation and amortization	53.5	58.4
Share-based compensation	4.0	9.3
Loss (gain) on sale of assets, net	(1.8)	3.4
Deferred income taxes	(14.1)	4.2
Other	—	0.4
Changes in certain assets and liabilities
Trade receivables	(8.0)	33.2
Inventories	(33.9)	(63.1)
Accounts payable	47.3	(12.4)
Deferred revenue	66.4	66.6
Sales tax and net value added tax	(20.4)	(16.8)
Income taxes	31.8	47.2
Accrued salaries, wages and commissions	(46.4)	(13.3)
Restructuring	(4.8)	(17.7)
Warranty liability	(3.6)	(2.3)
Liabilities held for sale	(13.1)	(5.5)
Pension and post retirement benefits	(11.0)	(7.3)
Certain other assets and liabilities	(32.4)	(9.5)
Net cash used by operating activities	(79.9)	(57.1)
Cash flow from investing activities
Capital expenditures	(5.4)	(14.7)
Proceeds from divestitures, net of cash divested	(38.5)	4.2
Proceeds from maturities of short-term investments	40.1	52.7
Payments for purchases of short-term investments	(44.5)	(48.3)
Increase in certain other assets	(3.4)	(5.4)
Net cash used by investing activities	(51.7)	(11.5)
Cash flow from financing activities
Debt issuance costs	(3.8)	—
Revolving credit facility borrowings	385.9	10.0
Other debt borrowings	20.0	5.0
Other debt repayments	(83.1)	(16.8)
Distributions and payments to noncontrolling interest holders	—	(11.0)
Other	(5.0)	(1.1)
Net cash provided (used) by financing activities	314.0	(13.9)
Effect of exchange rate changes on cash and cash equivalents	(15.6)	(0.5)
Change in cash, cash equivalents and restricted cash	166.8	(83.0)
Add: Cash included in assets held for sale at beginning of period	97.2	7.3
Less: Cash included in assets held for sale at end of period	32.8	4.8
Cash, cash equivalents and restricted cash at the beginning of the period	280.9	458.4
Cash, cash equivalents and restricted cash at the end of the period	$512.1	$377.9
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2020
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

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s annual report on Form 10-K for the year ended December 31, 2019. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may involve risks and uncertainties that could significantly impact expected future results. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of results to be expected for the full year.

The Company has reclassified the presentation of certain prior-year information to conform to the current presentation.

Recently Adopted Accounting Guidance

Standards Adopted	Description	Effective Date
ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement
The standard is designed to improve the effectiveness of disclosures by removing, modifying and adding disclosures related to fair value measurements. The adoption of this Accounting Standard Update (ASU) did not have a significant impact on the Company's condensed consolidated financial statements.
January 1, 2020
ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606
The amendments in this update provide guidance on whether certain transactions between collaborative arrangement participants should be accounted for under Topic 606. The adoption of this ASU did not have a significant impact on the Company's condensed consolidated financial statements.
January 1, 2020
ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The amendments in this update replace the incurred loss impairment methodology with the current expected credit loss methodology. This will change the measurement of credit losses on financial instruments and the timing of when such losses are recorded. The adoption of this ASU did not have a significant impact on the Company's condensed consolidated financial statements.
January 1, 2020
ASU 2019-01, Leases (Topic 842): Codification Improvements
The standard is designed to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing essential information about leasing transactions. The adoption of this ASU did not have a significant impact on the Company's condensed consolidated financial statements.
January 1, 2020
ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments
The standard is designed to clarify, correct, and improve various aspects of the guidance in the following ASUs related to financial instruments: ASU 2016-01 - Financial Instruments - Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Liabilities, ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments and ASU 2017-12 - Derivatives and Hedging (Topic 815): Targeted Improvements for Hedging Activities. The adoption of this ASU did not have a significant impact on the Company's condensed consolidated financial statements.
January 1, 2020

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2020
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

The following table summarizes the weighted-average remaining lease terms and discount rates related to the Company's lease population at:

	March 31, 2020	March 31, 2019
Weighted-average remaining lease terms (in years)
Operating leases	4.1	4.5
Finance leases	3.2	2.8
Weighted-average discount rate
Operating leases	10.6%	14.3%
Finance leases	14.6%	26.7%

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

As of March 31, 2020, the Company did not have any material leases that have not yet commenced but that create significant rights and obligations.

The Company determines whether an arrangement is or includes a lease at contract inception. All contracts containing the right to use an underlying asset are reviewed to confirm that the contract meets the definition of a lease. ROU assets and liabilities are recognized at commencement date and initially measured based on the present value of lease payments over the defined lease term.

As most leases do not provide an explicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. In order to apply the incremental borrowing rate, a rate table was developed to assign the appropriate rate to each lease based on lease term and currency of payments. For leases with large numbers of underlying assets, a portfolio approach with a collateralized rate was utilized. Assets were grouped based on similar lease terms and economic environments in a manner whereby the Company reasonably expects that the application does not differ materially from a lease-by-lease approach.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table summarizes the components of lease expense:

	Three Months Ended
	March 31, 2020	March 31, 2019
Lease expense
Operating lease expense	$24.0	$20.6
Finance lease expense
Amortization of ROU lease assets	$0.3	$0.1
Interest on lease liabilities	$0.1	$0.1
Variable lease expense	$1.8	$3.2

The following table summarizes the maturities of lease liabilities:

	Operating	Finance
2020 (excluding the three months ended March 31, 2020)	$58.1	$1.2
2021	50.3	1.6
2022	29.9	0.7
2023	17.4	0.2
2024	12.7	0.1
Thereafter	23.5	0.1
Total	191.9	3.9
Less: Present value discount	(38.4)	(0.6)
Lease liability	$153.5	$3.3

The following table summarizes the cash flow information related to leases:

	Three Months Ended
	March 31, 2020	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating - operating cash flows	$25.4	$21.9
Finance - financing cash flows	$0.3	$0.1
Finance - operating cash flows	$0.1	$0.1
ROU lease assets obtained in the exchange for lease liabilities
Operating leases	$4.6	$14.7
Finance leases	$1.2	$2.0

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table summarizes the balance sheet information related to leases:

	March 31, 2020	December 31, 2019
Assets
Operating	$151.9	$167.5
Finance	4.2	2.4
Total leased assets	$156.1	$169.9

Current liabilities
Operating	$57.0	$62.8
Finance	1.2	0.9
Noncurrent liabilities
Operating	96.5	106.4
Finance	2.1	1.4
Total lease liabilities	$156.8	$171.5

Operating and finance leases are included in other assets, other current liabilities and other liabilities on the condensed consolidated balance sheets.

Note 3: Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per share includes the dilutive effect of potential common shares outstanding. Under the two-class method of computing earnings (loss) per share, non-vested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities. The Company’s participating securities include restricted stock units (RSUs), director deferred shares and shares that were vested but deferred by employees. The Company calculated basic and diluted earnings (loss) per share under both the treasury stock method and the two-class method. For the three months ended March 31, 2020 and 2019, there were no differences in the earnings (loss) per share amounts calculated under the two methods. Accordingly, the treasury stock method is disclosed below; however, the weighted-average number of shares used in the computation of diluted earnings (loss) per share are excluded due to the Company's net loss.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table represents amounts used in computing earnings (loss) per share and the effect on the weighted-average number of shares of dilutive potential common shares:

	Three Months Ended
	March 31,
	2020	2019
Numerator
Income (loss) used in basic and diluted loss per share
Net loss	$(93.4)	$(131.9)
Net (loss) income attributable to noncontrolling interests	(0.6)	0.8
Net loss attributable to Diebold Nixdorf, Incorporated	$(92.8)	$(132.7)
Denominator
Weighted-average number of common shares used in basic and diluted loss per share (1)	77.2	76.4
Net loss attributable to Diebold Nixdorf, Incorporated
Basic and diluted loss per share	$(1.20)	$(1.74)

Anti-dilutive shares
Anti-dilutive shares not used in calculating diluted weighted-average shares	2.8	3.7

(1)
Incremental shares of 3.1 and 1.2 for the three months ended March 31, 2020 and 2019, respectively, would have been included in the weighted-average number of shares used in the computation of diluted earnings (loss) per share because their effects are dilutive, but are excluded due to the Company's net loss.

Note 4: Share-Based Compensation

The Company’s share-based compensation to employees is recognized based on grant-date fair values during the period in which the employee is required to provide services in exchange for the award. Share-based compensation is primarily recognized as a component of selling and administrative expense. Total share-based compensation expense was $4.0 and $9.3 for the three months ended March 31, 2020 and 2019, respectively. Share-based compensation decreased $5.3 to $4.0 for the three months ended March 31, 2020 primarily due to a reduction in shares granted. The Company has certain performance and restricted stock units that will be settled in cash and are accounted for as liabilities. The total compensation expense was $3.1 and $2.1 for the three months ended March 31, 2020 and 2019. These awards vest ratably over a three year period.

Options outstanding and exercisable as of March 31, 2020 are included under the Company’s 1991 Equity and Performance Incentive Plan (as Amended and Restated as of February 12, 2014) (the 1991 Plan) and the Company's 2017 Equity and Performance Incentive Plan (the 2017 Plan). Changes during the three months ended March 31, 2020 were as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
		(per share)	(in years)
Outstanding at January 1, 2020	2.4	$14.89
Expired or forfeited	(0.1)	$31.25
Granted	0.4	$12.54
Outstanding at March 31, 2020	2.7	$14.38	8	$7.0
Options exercisable at March 31, 2020	1.4	$19.82	7	$2.3
Options vested and expected to vest(2) at March 31, 2020	2.7	$14.38	8	$7.0

(1)
The aggregate intrinsic value (the difference between the closing price of the Company’s common shares on the last trading day of the first quarter of 2020 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders exercised their options on March 31, 2020. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common shares.

(2)	The options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding non-vested options.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table summarizes information on non-vested RSUs and performance shares relating to employees and non-employee directors for the three months ended March 31, 2020:

	Number of Shares	Weighted-Average Grant-Date Fair Value
RSUs:
Non-vested at January 1, 2020	2.2	$9.99
Forfeited	(0.1)	$15.83
Vested	(0.8)	$12.26
Granted	0.8	$11.71
Non-vested at March 31, 2020	2.1	$9.74
Performance Shares:
Non-vested at January 1, 2020	2.4	$26.44
Forfeited	(0.8)	$34.78
Vested	(0.3)	$26.60
Non-vested at March 31, 2020	1.3	$21.77

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

As of March 31, 2020, there were 0.1 non-employee director deferred shares vested and outstanding.

On May 1, 2020, the Company's shareholders approved amendments to the 2017 Plan, which provide for an additional 1.9  common shares available for award. The 2017 Plan is expected to attract and retain directors, officers and employees of the Company by providing incentives and rewards for performance.

Note 5: Income Taxes

The effective tax rate on the loss from continuing operations was (27.2) percent for the three months ended March 31, 2020. The expense on the loss was primarily due to the tax impacts of the U.S. Tax Cuts and Jobs Act (Tax Act) on the estimated projected tax rate and, more specifically, the impacts related to global intangible low-taxed income (GILTI). In addition, a partial valuation allowance against interest expense carryforwards and the Company’s jurisdictional income (loss) mix at varying statutory rates impacted the estimated projected tax rate.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was enacted providing $2.2 trillion of economic stimulus relief to address the market conditions due to the recent outbreak of the coronavirus (COVID-19). Among other things, the CARES Act provides a package of corporate tax provisions including the ability for companies to carry back to five preceding years net operating loss (NOL) carryforwards generated in tax years starting after December 31, 2017 and before January 1, 2021. Also, the 80 percent taxable income limitation was temporarily removed increasing the amount of NOL carryforwards that can be deducted in 2018, 2019 and 2020, and the CARES Act increased the deduction limitation for business interest expense to 50 percent from 30 percent. The Company evaluated the impact of the CARES Act to its income tax provision and cash flow and does not believe the effects are material.

The effective tax rate on the loss before taxes was (85.0) percent for the three months ended March 31, 2019. The expense on the loss is due primarily to the tax impacts of the Tax Act on the estimated projected tax rate. More specifically, the impacts of the GILTI and base erosion and anti-abuse tax (BEAT). In addition, the Company collapsed its Barbados structure to meet the debt covenant requirements from our lenders during the quarter which resulted in additional discrete tax expense which is being offset in part by the valuation allowance release relating to the Company’s nondeductible interest expense resulting in no additional cash taxes. The above items noted as well as the Company’s jurisdictional income (loss) mix and varying respective statutory rates are the primary drivers of the quarterly tax rate.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 6: Inventories

Major classes of inventories are summarized as follows:

	March 31, 2020	December 31, 2019
Finished goods	$153.0	$157.4
Service parts	162.9	175.4
Raw materials and work in process	159.6	133.7
Total inventories	$475.5	$466.5

Note 7: Investments

The Company’s investments, primarily in Brazil, consist of certificates of deposit that are classified as available-for-sale and stated at fair value based upon quoted market prices. Unrealized gains and losses are recorded in accumulated other comprehensive loss (AOCI). Realized gains and losses are recognized in investment income, determined using the specific identification method, and were minimal. There were no realized gains from the sale of securities or proceeds from the sale of available-for-sale securities for the three months ended March 31, 2020 and 2019.

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

The Company’s investments subject to fair value measurement consist of the following:

	Cost Basis	Unrealized Gain / (Loss)	Fair Value
As of March 31, 2020
Short-term investments
Certificates of deposit	$13.5	$—	$13.5
Long-term investments
Assets held in a rabbi trust	$5.4	$(0.5)	$4.9

As of December 31, 2019
Short-term investments
Certificates of deposit	$10.0	$—	$10.0
Long-term investments
Assets held in a rabbi trust	$5.5	$0.7	$6.2

Securities and other investments also includes a cash surrender value of insurance contracts of $13.2 and $15.2 as of March 31, 2020 and December 31, 2019, respectively. The decrease is primarily due to death benefits paid.

The Company has certain strategic alliances that are not consolidated. The Company tests these strategic alliances annually, individually and in the aggregate, to determine materiality. The Company owns 40.0 percent of Inspur (Suzhou) Financial Technology Service Co. Ltd. (Inspur JV) and 43.6 percent of Aisino-Wincor Retail & Banking Systems (Shanghai) Co., Ltd. (Aisino JV). The Company engages in transactions in the ordinary course of business with its strategic alliances. The Company's strategic alliances are not significant subsidiaries and are accounted for under the equity method of accounting. As of March 31, 2020, the Company had accounts receivable and accounts payable balances with these strategic alliances of $8.8 and $17.6, respectively, which are included in trade receivables, less allowances for doubtful accounts and accounts payable on the condensed consolidated balance sheets. The Company continues to assess these strategic alliances as part of the optimization of its portfolio of businesses, which may include the exit or restructuring of these businesses.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The Company provides financing arrangements to customers purchasing its products. These financing arrangements are largely classified and accounted for as sales-type leases.

The following table presents the components of finance lease receivables as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Gross minimum lease receivables	39.4	41.8
Allowance for credit losses	(0.2)	(0.3)
Estimated unguaranteed residual values	0.2	0.2
	39.4	41.7
Less:
Unearned interest income	(2.0)	(2.8)
Unearned residuals	(0.2)	—
	(2.2)	(2.8)
Total	$37.2	$38.9

Future minimum payments due from customers under finance lease receivables as of March 31, 2020 are as follows:

2020	10.2
2021	6.2
2022	7.2
2023	7.2
2024	6.2
Thereafter	2.4
$39.4

There were no significant changes in provision for credit losses, recoveries and write-offs during the three months ended March 31, 2020 and 2019. As of March 31, 2020, finance leases and notes receivable individually evaluated for impairment were $37.6 and $4.6, respectively, with no provision recorded. As of March 31, 2019, finance leases and notes receivable individually evaluated for impairment were $36.6 and $4.8, respectively. There have been no material changes to the maturities on the finance lease receivables since December 31, 2019. The income related to the finance lease receivables was minimal for the three months ended March 31, 2020.

The Company records interest income and any fees or costs related to financing receivables using the effective interest method over the term of the lease. The Company reviews the aging of its financing receivables to determine past due and delinquent accounts. Credit quality is reviewed at inception and is re-evaluated as needed based on customer-specific circumstances. Receivable balances 60 days to 89 days past due are reviewed and may be placed on nonaccrual status based on customer-specific circumstances. Receivable balances are placed on nonaccrual status upon reaching greater than 89 days past due. Upon receipt of payment on nonaccrual financing receivables, interest income is recognized and accrual of interest is resumed once the account has been made current or the specific circumstances have been resolved.

On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic and recommended actions for containment and mitigation. The Company is actively monitoring the impact of the COVID-19 pandemic, which will likely impact the global economy including our business and results of operations for the rest of 2020, and the extent of the impact cannot be reasonably estimated at this time. The extent of the COVID-19 impact to our operations will depend largely on future developments, along with any new information that may emerge regarding the severity of the pandemic and the actions taken by government authorities to mitigate the spread of the virus, among other factors, all of which are highly uncertain and cannot be accurately predicted.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

As a result of the disruption and uncertainty related to the COVID-19 pandemic, the Company continues to assess the impacts on its investments and credit losses.

Note 8: Goodwill and Other Assets

The Company’s three reportable operating segments are Eurasia Banking, Americas Banking and Retail. The Company has allocated goodwill to its Eurasia Banking, Americas Banking and Retail reportable operating segments. The changes in carrying amounts of goodwill within the Company's segments are summarized as follows:

	Eurasia Banking	Americas Banking	Retail	Total
Goodwill	$598.6	$437.3	$233.2	$1,269.1
Accumulated impairment	(291.7)	(122.0)	(57.2)	(470.9)
Balance at January 1, 2019	$306.9	$315.3	$176.0	$798.2
Transferred to assets held for sale	(11.7)	—	—	(11.7)
Divestitures	(0.4)	—	(3.9)	(4.3)
Currency translation adjustment	(7.3)	(6.0)	(4.9)	(18.2)
Goodwill	$579.2	$431.3	$224.4	$1,234.9
Accumulated impairment	(291.7)	(122.0)	(57.2)	(470.9)
Balance at December 31, 2019	$287.5	$309.3	$167.2	$764.0
Transferred to assets held for sale	(6.4)	—	—	(6.4)
Currency translation adjustment	(8.5)	(7.1)	(5.8)	(21.4)
Goodwill	$564.3	$424.2	$218.6	$1,207.1
Accumulated impairment	(291.7)	(122.0)	(57.2)	(470.9)
Balance at March 31, 2020	$272.6	$302.2	$161.4	$736.2

In accordance with the Company's accounting policy, goodwill is tested for impairment annually during the fourth quarter.

The Company identified four reporting units, which are Eurasia Banking, Americas Banking, EMEA Retail and Rest of World Retail. The Company considered there to be a triggering event and as a result of analysis performed during the first quarter of 2020, the Eurasia Banking, Americas Banking and EMEA Retail reporting units had sufficient cushion of estimated fair value in excess of carrying value as of March 31, 2020. Rest of World Retail had no goodwill as of March 31, 2020 and December 31, 2019. Changes in certain assumptions or the Company's inability to execute on the current plan could have a significant impact to the estimated fair value of the reporting units.

As a result of the uncertainty related to the COVID-19 pandemic, the Company could experience unfavorable impacts in the results of the reporting units and to the various assumptions used in the analysis of goodwill and will continue to assess potential triggering events.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following summarizes information on intangible assets by major category:

		March 31, 2020			December 31, 2019
	Weighted-average remaining useful lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships, net	5.9 years	$681.5	$(263.0)	$418.5	$698.7	$(251.0)	$447.7

Internally-developed software	3.1 years	181.8	(138.5)	43.3	178.2	(132.2)	46.0
Development costs non-software	1.9 years	50.1	(48.4)	1.7	51.5	(47.5)	4.0
Other intangibles	2.7 years	75.8	(71.8)	4.0	79.3	(74.7)	4.6
Other intangible assets, net		307.7	(258.7)	49.0	309.0	(254.4)	54.6
Total		$989.2	$(521.7)	$467.5	$1,007.7	$(505.4)	$502.3

Amortization expense on capitalized software of $7.2 and $8.6 was included in service and software cost of sales for the three months ended March 31, 2020 and 2019, respectively. The Company's total amortization expense, including deferred financing costs, was $33.2 and $37.1 for the three months ended March 31, 2020 and 2019, respectively.

Note 9: Guarantees and Product Warranties

The Company provides its global operations guarantees and standby letters of credit through various financial institutions for suppliers, customers, regulatory agencies and insurance providers. If the Company is not able to make payments or fulfill contractual obligations, the suppliers, customers, regulatory agencies and insurance providers may draw on the pertinent bank. At March 31, 2020, the maximum future payment obligations related to these various guarantees totaled $91.5, of which $26.6 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2019, the maximum future payment obligations relative to these various guarantees totaled $108.2, of which $25.2 represented standby letters of credit to insurance providers, and no associated liability was recorded.

The Company provides its customers a manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts.

Changes in the Company’s warranty liability balance are illustrated in the following table:

	2020	2019
Balance at January 1	$36.9	$40.1
Current period accruals	5.0	3.9
Current period settlements	(8.6)	(6.0)
Currency translation adjustment	(2.0)	(0.3)
Balance at March 31	$31.3	$37.7

Note 10: Restructuring

The following table summarizes the impact of the Company’s restructuring charges on the condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2020	2019
Cost of sales – services	$0.9	$1.5
Selling and administrative expense	7.6	2.2
Research, development and engineering expense	1.5	0.1
Total	$10.0	$3.8

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table summarizes the Company’s type of restructuring charges by reportable operating segment:

	Three Months Ended
	March 31,
	2020	2019
Severance
Eurasia Banking	$2.3	$1.5
Americas Banking	0.4	0.4
Retail	5.4	0.8
Corporate	1.9	1.1
Total severance	$10.0	$3.8

DN Now

During the second quarter of 2018, the Company began implementing DN Now to deliver greater, more sustainable profitability. The gross annualized savings target for DN Now is approximately $440 through 2021. In order to achieve these savings, the Company has and will continue to restructure the workforce, integrate and optimize systems and processes, transition workloads to lower cost locations and consolidate real estate holdings. Additional near-term activities include continuation of the services modernization plan, rationalizing of the Company's product portfolio and further reducing the Company's selling and administrative expense. The Company incurred restructuring charges of $10.0 and $3.8 for the three months ended March 31, 2020 and 2019, respectively, related to DN Now. The Company anticipates additional restructuring costs of approximately $40 to $60 through the end of the plan primarily related to severance anticipated for completion of the Company's transformation throughout the three solution segments and corporate.

The following table summarizes the Company's cumulative total restructuring costs by plan as of March 31, 2020:

	DN Now
	Severance	Other	Total
Eurasia Banking	$49.1	$—	$49.1
Americas Banking	10.8	0.1	10.9
Retail	27.6	—	27.6
Corporate	31.5	—	31.5
Total	$119.0	$0.1	$119.1

The following table summarizes the Company’s restructuring accrual balances and related activity for the three months ended March 31:

	2020	2019
Balance at January 1	$42.6	$56.9
Liabilities incurred	10.0	3.8
Liabilities paid/settled	(15.5)	(22.1)
Balance at March 31	$37.1	$38.6

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 11: Debt

Outstanding debt balances were as follows:

	March 31, 2020	December 31, 2019
Notes payable
Uncommitted lines of credit	$7.2	$5.0
Revolving Facility	68.8	—
Term Loan A-1 Facility	16.3	16.3
Term Loan B Facility - USD	4.8	4.8
Term Loan B Facility - Euro	4.5	4.7
Other	1.8	1.7
	$103.4	$32.5
Long-term debt
Revolving Facility	$317.1	$—
2022 Term Loan A Facility	358.1	370.3
Term Loan A-1 Facility	578.1	602.6
Term Loan B Facility - USD	389.3	404.0
Term Loan B Facility - Euro	371.3	395.1
2024 Senior Notes	400.0	400.0
Other	2.3	1.3
	2,416.2	2,173.3
Long-term deferred financing fees	(62.8)	(64.6)
	$2,353.4	$2,108.7

As of March 31, 2020, the Company had various international short-term uncommitted lines of credit with borrowing limits of $40.3. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of March 31, 2020 and December 31, 2019 was 6.71 percent and 9.03 percent, respectively, and primarily relate to higher interest rate, short-term uncommitted lines of credit in Turkey and Brazil. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at March 31, 2020 was $33.1.

The cash flows related to debt borrowings and repayments were as follows:

	Three Months Ended
	March 31,
	2020	2019
Revolving credit facility borrowings	$385.9	$10.0

Other debt borrowings
International short-term uncommitted lines of credit borrowings	$20.0	$5.0

Other debt repayments
Payments on 2022 Term Loan A Facility under the Credit Agreement	$(12.2)	$—
Payments Term Loan A-1 Facility under the Credit Agreement	(24.5)	(4.0)
Payments on Term Loan B Facility - USD under the Credit Agreement	(14.7)	(1.2)
Payments on Term Loan B Facility - Euro under the Credit Agreement	(14.0)	(1.2)
International short-term uncommitted lines of credit and other repayments	(17.7)	(10.4)
	$(83.1)	$(16.8)

The Company has a revolving and term loan credit agreement (the Credit Agreement), with a revolving facility of up to $412.5 (the Revolving Facility). On December 23, 2020, $68.8 of the Revolving Facility will mature. The weighted-average interest rate on outstanding Revolving Facility borrowings as of March 31, 2020 and December 31, 2019 was 4.95 percent and 6.01 percent,

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

respectively, which is variable based on the London Interbank Offered Rate (LIBOR). There is no additional amount available under the Revolving Facility as of March 31, 2020, after excluding $26.6 in letters of credit.

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

Additionally, the Company also raised $116.7of new 2022 Term A Loan financing to fund commitment reduction of the 2020 Revolving Credit Commitments, paydown of the 2020 Revolving Credit Loans and payoff of the remaining 2020 Term A Loans. As a result, the Company has $343.7 and $68.8 in 2022 and 2020 Revolving Credit Commitments, respectively, as well as $358.1 in outstanding principal amount of 2022 Term A Loan.

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

The Credit Agreement financial ratios at March 31, 2020 were as follows:

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
FORM 10-Q as of March 31, 2020
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

The Company's financing agreements contain various financial covenants, including net debt to capitalization, net debt to EBITDA and net interest coverage ratio, along with certain negative covenants that, among other things, limit dividends, acquisitions and the use of proceeds from divestitures. As of March 31, 2020, the Company was in compliance with the financial covenants in its debt agreements.

Note 12: Redeemable Noncontrolling Interests

Changes in the Company's redeemable noncontrolling interests balance are illustrated in the following table:

	2020	2019
Balance at January 1	$20.9	$130.4
Other comprehensive income	—	(1.7)
Redemption value adjustment	(0.3)	(18.6)
Redemption of shares	—	(10.3)
Balance at March 31	$20.6	$99.8

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

The remaining balance of $20.6 as of March 31, 2020 relates to a certain noncontrolling interest in Europe, which has put right redemption features not within the control of the Company that are included in redeemable noncontrolling interests. The results of operations were not significant. The ultimate amount and timing of any future cash payments related to the put rights are uncertain.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 13: Equity

The following tables present changes in shareholders' equity attributable to Diebold Nixdorf, Incorporated and the noncontrolling interests:

					Accumulated Other Comprehensive Income (Loss)	Total Diebold Nixdorf, Incorporated Shareholders' Equity
	Common Shares	Additional Capital	Accumulated Deficit	Treasury Shares			Non-controlling Interests	Total Equity
Balance, December 31, 2019	$115.3	$773.9	$(472.3)	$(571.9)	$(375.3)	$(530.3)	$24.0	$(506.3)
Net loss			(92.8)			(92.8)	(0.6)	(93.4)
Other comprehensive loss					(104.2)	(104.2)	(1.3)	(105.5)
Share-based compensation issued	1.4	(1.4)				—		—
Share-based compensation expense		4.0				4.0		4.0
Treasury shares				(4.6)		(4.6)		(4.6)
Divestitures, net						—	(4.8)	(4.8)
Balance, March 31, 2020	116.7	776.5	(565.1)	(576.5)	(479.5)	(727.9)	17.3	(710.6)

					Accumulated Other Comprehensive Income (Loss)	Total Diebold Nixdorf, Incorporated Shareholders' Equity
	Common Shares	Additional Capital	Accumulated Deficit	Treasury Shares			Non-controlling Interests	Total Equity
Balance, December 31, 2018	$114.2	$741.8	$(131.0)	$(570.4)	$(304.3)	$(149.7)	$26.8	$(122.9)
Net income (loss)			(132.7)			(132.7)	0.8	(131.9)
Other comprehensive income (loss)					(1.9)	(1.9)	2.7	0.8
Share-based compensation issued	0.7	(0.7)				—		—
Share-based compensation expense		9.3				9.3		9.3
Treasury shares				(1.1)		(1.1)		(1.1)
Reclassification of guaranteed dividend to accrued liabilities						—	(0.6)	(0.6)
Reclassifications of redeemable noncontrolling interest		10.6				10.6	—	10.6
Divestitures, net						—	(3.0)	(3.0)
Balance, March 31, 2019	$114.9	$761.0	$(263.7)	$(571.5)	$(306.2)	$(265.5)	$26.7	$(238.8)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 14: Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the three months ended March 31, 2020:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2020	$(231.5)	$(2.6)	$5.2	$(146.6)	$0.2	$(375.3)
Other comprehensive income (loss) before reclassifications (1)	(95.3)	0.7	(19.7)		(1.2)	(115.5)
Amounts reclassified from AOCI	—	—	4.5	6.8	—	11.3
Net current-period other comprehensive income (loss)	(95.3)	0.7	(15.2)	6.8	(1.2)	(104.2)
Balance at March 31, 2020	$(326.8)	$(1.9)	$(10.0)	$(139.8)	$(1.0)	$(479.5)

(1) Other comprehensive income (loss) before reclassifications within the translation component excludes $(1.3) of translation attributable to noncontrolling interests.

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the three months ended March 31, 2019:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2019	$(192.1)	$(1.9)	$10.6	$(121.0)	$0.1	$(304.3)
Other comprehensive income (loss) before reclassifications (1)	0.9	(0.6)	(2.3)	—	0.1	(1.9)
Amounts reclassified from AOCI	—	—	0.5	(0.5)	—	—
Net current-period other comprehensive income (loss)	0.9	(0.6)	(1.8)	(0.5)	0.1	(1.9)
Balance at March 31, 2019	$(191.2)	$(2.5)	$8.8	$(121.5)	$0.2	$(306.2)

(1) Other comprehensive income (loss) before reclassifications within the translation component excludes $2.7 of translation attributable to noncontrolling interests.

The following table summarizes the details about amounts reclassified from AOCI:

	Three Months Ended		Affected Line Item in the Statement of Operations
	2020	2019
Interest rate hedges	$4.5	$0.5	Interest expense
Pension and post-retirement benefits:
Net actuarial gain (loss) amortization (net of tax of $3.5, and $(0.3), respectively)	6.8	(0.5)	(1)
Total reclassifications for the period	$11.3	$—

(1)	Pension and other post-retirement benefits AOCI components are included in the computation of net periodic benefit cost (refer to note 16).

Note 15: Acquisitions and Divestitures

Divestitures
In the first quarter of 2020, the Company divested Portavis GmbH, a non-core, Eurasia Banking consulting business, which resulted in a gain of $1.8 and cash consideration received of $10.1, excluding cash divested.

In 2019, the Company exited and divested certain non-core, non-accretive business which resulted in a gain of $3.4 for the three months ended March 31, 2019, respectively. In the first quarter of 2019, the Company divested its interest in Projective NV, a program and project management services business for financial institutions included in Eurasia Banking operating segment, for $4.2 in proceeds, net of cash transferred resulting in a loss $2.8. During the first quarter of 2019, the Company also recorded a

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

loss of $4.1 on the divestiture of its Venezuela business included in the Americas Banking operating segment and a gain of $3.5 related to the Company’s exit activities of certain entities in the Netherlands, related to the SecurCash B.V., included in the Retail operating segment. During the second quarter of 2019, the Company identified an immaterial error in the first quarter of 2019 for the loss (gain) on sale of assets, net related to this divestiture. Management determined this error was not material to the prior period and recorded the correction in the three months ended June 30, 2019 resulting in a $9.5 charge in the loss (gain) on the sale of assets, net.

In the second quarter of 2019, the Company divested its remaining SecurCash B.V. entity included in the Eurasia Banking operating segment resulting in a loss of $1.1. In the third quarter of 2019, the Company divested a Eurasia Banking business for proceeds of $0.6 resulting in a loss of $0.1. Additionally during the third quarter of 2019, the Company sold its interest in Kony for cash proceeds of $21.3. The Company's carrying value in Kony was $14.0, resulting in a gain of $7.3 during the third quarter of 2019.

Acquisitions
During the first six months of 2019, the Company acquired the remaining shares of Diebold Nixdorf AG for $97.5, inclusive of the redemption of shares and the proportionate recurring compensation pursuant to the DPLTA.

Note 16: Benefit Plans

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
FORM 10-Q as of March 31, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans and other benefits for the three months ended March 31:

	Pension Benefits
	U.S.Plans		Non-U.S. Plans		Other Benefits
	2020	2019	2020	2019	2020	2019
Components of net periodic benefit cost
Service cost	$1.0	$0.9	$2.5	$2.5	$—	$—
Interest cost	4.7	5.5	1.0	1.6	0.1	0.1
Expected return on plan assets	(6.3)	(6.2)	(3.3)	(3.1)	—	—
Recognized net actuarial loss	1.9	1.3	(0.1)	(0.4)	—	—
Other	—	—	0.1	—	—	—
Net periodic pension benefit cost	$1.3	$1.5	$0.2	$0.6	$0.1	$0.1

Contributions

There have been no significant changes to the expected 2020 plan year contribution amounts previously disclosed. For the three months ended March 31, 2020 and 2019, contributions of $13.7 and $11.9, respectively, were made to the qualified and non-qualified pension plans. The Company anticipates reimbursement of approximately $13 for certain benefits from its non-U.S. plan trustee in 2020. The Company received a reimbursement of $12.2 for certain benefits paid from its non-U.S. plan trustee in June 2019.

The Company expects that pension benefit costs and financial position will fluctuate year-over-year, along with contribution requirements, due to the performance of plan assets and changes in interest rates, among others. As a result, the Company may not be able to reasonably estimate impact due to the uncertainty and extent of the COVID-19 pandemic and related macroeconomic implications along with actions taken by government authorities.

Note 17: Derivative Instruments and Hedging Activities

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate and foreign exchange rate risk, through the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business or financing activities. The Company’s foreign currency derivative instruments are used to manage differences in the amount of the Company’s known or expected cash receipts and cash payments principally related to the Company’s non-functional currency assets and liabilities. The Company's interest rate derivatives are used to manage exposures to changes in interest rates on our variable-rate borrowings.

The Company uses derivatives to mitigate the economic consequences associated with fluctuations in currencies and interest rates. The following table summarizes the gain (loss) recognized on derivative instruments:

Derivative instrument	Classification on condensed consolidated statements of operations	Three Months Ended
		March 31,
		2020	2019
Non-designated hedges and interest rate swaps	Interest expense	$(1.5)	$(1.1)
Foreign exchange forward contracts and cash flow hedges	Net sales	0.3	(0.1)
Foreign exchange forward contracts and cash flow hedges	Foreign exchange gain (loss), net	(13.6)	0.2
Total		$(14.8)	$(1.0)

Foreign Exchange

Non-Designated Hedges A substantial portion of the Company’s operations and revenues are international. As a result, changes in foreign exchange rates can create substantial foreign exchange gains and losses from the revaluation of non-functional currency monetary assets and liabilities. The Company's policy allows the use of foreign exchange forward contracts with maturities of up

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

to 24 months to mitigate the impact of currency fluctuations on those foreign currency asset and liability balances. The Company elected not to apply hedge accounting to certain of its foreign exchange forward contracts. Thus, spot-based gains/losses offset revaluation gains/losses within foreign exchange loss, net and forward-based gains/losses represent interest expense or income. The fair value of the Company’s non-designated foreign exchange forward contracts was $(3.9) and $(0.4) as of March 31, 2020 and December 31, 2019, respectively.

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

Derivative instruments are recorded on the balance sheet at fair value. For transactions designated as cash flow hedges, the effective portion of changes in the fair value are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged forecasted transactions impact earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. As of March 31, 2020, the Company had the following outstanding foreign currency derivatives that were used to hedge its foreign exchange risks:

Foreign Currency Derivative	Number of Instruments	Notional Sold		Notional Purchased
Currency forward agreements (EUR-GBP)	12	24.0	GBP	27.1	EUR

Interest Rate

Cash Flow Hedges The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.

In March 2020 and September 2019, the Company entered into multiple pay-fixed receive-variable interest rate swaps with aggregate notional amounts of $250.0 and $500.0, respectively. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

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

The Company has an interest rate swap for a nominal sum of €50.0, which was entered into in May 2010, with a ten-year term from October 1, 2010 until September 30, 2020. This interest rate swap mitigated the interest rate risk associated with the European Investment Bank debt, which was paid in full during 2017. For this interest swap, the three-month EURIBOR is received and a fixed interest rate of 2.97 percent is paid. The interest rate swap is not designated and changes in the fair value of non-designated interest rate swap agreements are recognized in Miscellaneous, net in the condensed consolidated statements of operations. The Company recognized $0.5 of expense relating to the interest rate swap for both the three months ended March 31, 2020 and 2019.

Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any additional derivatives that are not designated as hedges.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 18: Fair Value of Assets and Liabilities

Assets and Liabilities Recorded at Fair Value

As a result of the disruption and uncertainty related to the COVID-19 pandemic, fair values may experience volatile movements that cannot be reasonably estimated.

Assets and liabilities subject to fair value measurement are as follows:

		March 31, 2020			December 31, 2019
			Fair Value Measurements Using			Fair Value Measurements Using
	Classification on condensed consolidated Balance Sheets	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets
Short-term investments
Certificates of deposit	Short-term investments	$13.5	$13.5	$—	$10.0	$10.0	$—
Assets held in rabbi trusts	Securities and other investments	4.9	4.9	—	6.2	6.2	—
Foreign exchange forward contracts	Other current assets	3.4	—	3.4	2.9	—	2.9
Interest rate swaps	Other current assets	—	—	—	1.7	—	1.7
Interest rate swaps	Securities and other investments	—	—	—	0.1	—	0.1
Total		$21.8	$18.4	$3.4	$20.9	$16.2	$4.7
Liabilities
Foreign exchange forward contracts	Other current liabilities	$18.8	$—	$18.8	$2.9	$—	$2.9
Interest rate swaps	Other liabilities	20.3	—	20.3	2.3	—	2.3
Deferred compensation	Other liabilities	4.9	4.9	—	6.2	6.2	—
Total		$44.0	$4.9	$39.1	$11.4	$6.2	$5.2

The Company uses the end of period when determining the timing of transfers between levels. During each of the three months ended March 31, 2020 and 2019, there were no transfers between levels.

The carrying amount of the Company's debt instruments approximates fair value except for the 2024 Senior Notes. The fair value and carrying value of the 2024 Senior Notes are summarized as follows:

	March 31, 2020		December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
2024 Senior Notes	$266.0	$400.0	$387.0	$400.0

Refer to note 11 for further details surrounding the Company's long-term debt as of March 31, 2020 compared to December 31, 2019. Additionally, the Company remeasures certain assets to fair value, using Level 3 measurements, as a result of the occurrence of triggering events. There were no significant assets or liabilities that were remeasured at fair value on a non-recurring basis during the periods presented.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2020
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

At March 31, 2020, the Company was a party to several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the condensed consolidated financial statements would not be materially affected by the outcome of these indirect tax claims and/or proceedings or asserted claims.

In addition to these routine indirect tax matters, the Company was a party to the proceedings described below:

The Company has challenged multiple customs rulings in Thailand seeking to retroactively collect customs duties on previous imports of automated teller machines (ATMs). In August 2017, March 2019 and August 2019, the Supreme Court of Thailand ruled in the Company's favor in three of the matters, finding each time that Customs' attempt to collect duties for importation of ATMs was improper. The surviving matters remain at various stages of the appeals process and the Company will use the Supreme Court's decisions in support of its position in those matters. Management remains confident that the Company has a valid legal position in these appeals. Accordingly, the Company does not have any amount accrued for this contingency.

A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated accrual. The Company estimated the aggregate risk at March 31, 2020 to be up to $89.1 for its material indirect tax matters, of which $30.4 related to the Thailand customs matter disclosed above. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire.

Legal Contingencies

At March 31, 2020, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate were considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims.

In addition to these normal course of business litigation matters, the Company is a party to the proceedings described below:
Diebold KGaA is a party to two separate appraisal proceedings (Spruchverfahren) in connection with the purchase of all shares in its former listed subsidiary, Diebold Nixdorf AG. Both proceedings are pending at the same Chamber for Commercial Matters (Kammer für Handelssachen) at the District Court (Landgericht) of Dortmund (Germany). The first appraisal proceeding relates to the Domination and Profit and Loss Transfer Agreement, dated September 26, 2016 (the DPLTA) entered into by Diebold KGaA and former Diebold Nixdorf AG, which became effective on February 17, 2017. The DPLTA appraisal proceeding was filed by minority shareholders of Diebold Nixdorf AG challenging the adequacy of both the cash exit compensation of €55.02 per Diebold Nixdorf AG share (of which 6.9 shares were then outstanding) and the annual recurring compensation of €2.82 per Diebold Nixdorf AG share offered in connection with the DPLTA.

The second appraisal proceeding relates to the cash merger squeeze-out of minority shareholders of Diebold Nixdorf AG in 2019. The squeeze-out appraisal proceeding was filed by minority shareholders of Diebold Nixdorf AG challenging the adequacy of the

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2020
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

In January 2020, the Company's Board of Directors received a demand letter from alleged shareholders to investigate and pursue claims for breach of fiduciary duty against certain current and former directors and officers based on the Company's statements regarding its business and operations, which are substantially similar to those challenged in the federal securities litigation. The Board has not yet responded to the demand.

Note 20: Segment and Revenue Information

The Company's accounting policies result in segments that are the same as those the Chief Operating Decision Maker (CODM) regularly reviews and uses to make decisions, allocate resources and assess performance. The Company continually considers its operating structure and the information subject to regular review by its Chief Executive Officer, who is the CODM, to identify reportable operating segments. The Company’s operating structure is based on a number of factors that management uses to evaluate, view and run its business operations, which currently includes, but is not limited to, product, service and solution. The Company's reportable operating segments are based on the following solutions: Eurasia Banking, Americas Banking and Retail.

Segment revenue represents revenues from sales to external customers. Segment operating profit is defined as revenues less expenses direct and allocated to those segments. The Company does not allocate to its segments certain operating expenses, managed at the corporate level; that are not routinely used in the management of the segments; or information that is impractical to allocate. These unallocated costs include certain corporate costs and amortization of acquired intangible assets, restructuring charges, impairment charges, legal, indemnification and professional fees related to acquisition and divestiture expenses, along with other income (expenses). Segment operating profit reconciles to consolidated income (loss) before income taxes by deducting corporate costs and other income or expense items that are not attributed to the segments. Corporate charges not allocated to segments include headquarter-based costs associated with procurement, human resources, compensation and benefits, finance and accounting, global development/engineering, global strategy/mergers and acquisitions, global IT, tax, treasury and legal. Assets are not allocated to segments, and thus are not included in the assessment of segment performance, and consequently, we do not disclose total assets and depreciation and amortization expense by reportable operating segment.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following tables present information regarding the Company’s segment performance and provide a reconciliation between segment operating profit and the consolidated income (loss) before income taxes:

	Three Months Ended
	March 31,
	2020	2019
Net sales summary by segment
Eurasia Banking	$310.5	$382.6
Americas Banking	344.7	362.7
Retail	255.5	282.8
Total revenue	$910.7	$1,028.1

Intersegment revenue
Eurasia Banking	$21.4	$55.2
Americas Banking	1.3	2.2
Total intersegment revenue	$22.7	$57.4

Segment gross profit
Eurasia Banking	$89.8	$109.0
Americas Banking	104.5	82.2
Retail	59.9	55.8
Total segment gross profit	254.2	247.0

Segment selling and administrative expense
Eurasia Banking	46.1	61.9
Americas Banking	39.7	50.3
Retail	36.7	37.8
Total segment selling and administrative expense	122.5	150.0

Segment research, development and engineering expense
Eurasia Banking	12.0	13.4
Americas Banking	11.1	13.4
Retail	7.9	9.9
Total segment research, development and engineering expense	31.0	36.7

Segment operating profit
Eurasia Banking	31.7	33.7
Americas Banking	53.7	18.5
Retail	15.3	8.1
Total segment operating profit	100.7	60.3

Corporate charges not allocated to segments (1)	(37.7)	(33.2)
Restructuring and DN Now transformation expenses	(41.6)	(15.2)
Net non-routine expense	(47.4)	(36.4)
	(126.7)	(84.8)
Operating profit (loss)	(26.0)	(24.5)
Other income (expense)	(47.4)	(46.6)
Loss before taxes	$(73.4)	$(71.1)

(1)
Corporate charges not allocated to segments include headquarter-based costs associated with procurement, human resources, compensation and benefits, finance and accounting, global development/engineering, global strategy/mergers and acquisitions, global IT, tax, treasury and legal.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Net non-routine expense consists of items that the Company has determined are non-routine in nature and not allocated to the reportable operating segments. Net non-routine expense of $47.4 for the three months ended March 31, 2020 primarily consisted of purchase accounting pre-tax charges for amortization of acquired intangibles, legal, consulting and deal expense and a charge related to a certain onerous services contract. Net non-routine expense of $36.4 for the three months ended March 31, 2019 was primarily due purchase accounting pre-tax charges for amortization of acquired intangibles, and legal, consulting and deal expense.

The following table presents information regarding the Company’s segment net sales by service and product solution:

	Three Months Ended
	March 31,
	2020	2019
Segments
Eurasia Banking
Services	$206.0	$247.0
Products	104.5	135.6
Total Eurasia Banking	310.5	382.6

Americas Banking
Services	239.5	240.8
Products	105.2	121.9
Total Americas Banking	344.7	362.7

Retail
Services	142.3	140.9
Products	113.2	141.9
Total Retail	255.5	282.8

Total net sales	$910.7	$1,028.1

In the following table, revenue is disaggregated by timing of revenue recognition at March 31:

Timing of revenue recognition	2020	2019
Products transferred at a point in time	35%	39%
Products and services transferred over time	65%	61%
Net sales	100%	100%

Contract balances

The following table provides 2020 information about receivables and deferred revenue, which represent contract liabilities from contracts with customers:

Contract balance information	Trade Receivables	Contract liabilities
Balance at December 31	$619.3	$320.5
Balance at March 31	$594.5	$371.4

Contract assets are minimal for the periods presented. The amount of revenue recognized during the three months ended March 31, 2020 and 2019 from performance obligations satisfied (or partially satisfied) in previous periods, mainly due to the changes in the estimate of variable consideration and contract modifications was de minimis. There have been $4.8 and $3.4 during the three months ended March 31, 2020 and 2019, respectively, of impairment losses recognized as bad debt related to receivables or contract assets arising from the Company's contracts with customers.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

As of December 31, 2019, the Company had $320.5 of unrecognized deferred revenue constituting the remaining performance obligations that are unsatisfied (or partially unsatisfied). During the three months ended March 31, 2020, the Company recognized revenue of $138.3 related to the Company's deferred revenue balance at December 31, 2019.

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

Transaction price allocated to the remaining performance obligations

As of March 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1,500. The Company generally expects to recognize revenue on the remaining performance obligations over the next twelve months. The Company enters into service agreements with cancellable terms after a certain period without penalty. Unsatisfied obligations reflect only the obligation during the initial term. The Company applies the practical expedient in ASC paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2020
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
FORM 10-Q as of March 31, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Balance Sheet
As of March 31, 2020

	Parent	Domestic Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
ASSETS
Current assets
Cash, cash equivalents and restricted cash	$312.4	$2.7	$197.0	$—	$512.1
Short-term investments	—	—	13.5	—	13.5
Trade receivables, net	123.1	—	471.4	—	594.5
Intercompany receivables	587.1	554.1	715.4	(1,856.6)	—
Inventories	117.6	—	359.4	(1.5)	475.5
Prepaid, income taxes and other current assets	31.1	8.0	418.5	(7.8)	449.8
Total current assets	1,171.3	564.8	2,175.2	(1,865.9)	2,045.4
Securities and other investments	18.1	—	—	—	18.1
Property, plant and equipment, net	56.7	0.1	159.3	—	216.1
Goodwill	55.5	—	680.7	—	736.2
Deferred income taxes	53.5	6.4	59.0	—	118.9
Customer relationships, net	—	—	418.5	—	418.5
Investment in subsidiary	1,580.5	—	—	(1,580.5)	—
Long-term intercompany receivables	602.6	—	—	(602.6)	—
Other assets	57.0	1.6	227.0	—	285.6
Total assets	$3,595.2	$572.9	$3,719.7	$(4,049.0)	$3,838.8

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities
Notes payable	$93.3	$—	$10.1	$—	$103.4
Accounts payable	106.0	—	393.2	—	499.2
Intercompany payable	1,269.5	48.8	538.3	(1,856.6)	—
Deferred revenue	128.0	—	243.4	—	371.4
Payroll and other benefits liabilities	34.9	—	135.4	—	170.3
Other current liabilities	141.9	0.8	366.5	(7.8)	501.4
Total current liabilities	1,773.6	49.6	1,686.9	(1,864.4)	1,645.7
Long-term debt	2,342.9	—	10.5	—	2,353.4
Long-term intercompany payable	—	—	602.6	(602.6)	—
Other long-term liabilities	206.6	—	323.1	—	529.7
Redeemable noncontrolling interests	—	—	20.6	—	20.6
Total Diebold Nixdorf, Incorporated shareholders' equity	(727.9)	523.3	1,058.7	(1,582.0)	(727.9)
Noncontrolling interests	—	—	17.3	—	17.3
Total liabilities, redeemable noncontrolling interests and equity	$3,595.2	$572.9	$3,719.7	$(4,049.0)	$3,838.8

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Balance Sheet
As of December 31, 2019

	Parent	Domestic Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
ASSETS
Current assets
Cash, cash equivalents and restricted cash	$3.6	$1.8	$275.5	$—	$280.9
Short-term investments	—	—	10.0	—	10.0
Trade receivables, net	109.0	—	510.3	—	619.3
Intercompany receivables	632.6	559.3	747.6	(1,939.5)	—
Inventories	122.4	—	346.4	(2.3)	466.5
Prepaid, income taxes and other current assets	42.1	7.8	473.2	(7.8)	515.3
Total current assets	909.7	568.9	2,363.0	(1,949.6)	1,892.0
Securities and other investments	21.4	—	—	—	21.4
Property, plant and equipment, net	61.9	0.5	169.1	—	231.5
Goodwill	55.5	—	708.5	—	764.0
Deferred income taxes	51.1	6.4	63.3	—	120.8
Customer relationships, net	—	—	447.7	—	447.7
Investment in subsidiary	1,676.8	—	—	(1,676.8)	—
Long-term intercompany receivables	617.9	—	—	(617.9)	—
Other assets	64.3	0.1	248.8	—	313.2
Total assets	$3,458.6	$575.9	$4,000.4	$(4,244.3)	$3,790.6

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities
Notes payable	$26.6	$—	$5.9	$—	$32.5
Accounts payable	55.3	—	416.2	—	471.5
Intercompany payable	1,302.3	46.7	590.5	(1,939.5)	—
Deferred revenue	133.7	—	186.8	—	320.5
Payroll and other benefits liabilities	49.4	2.1	173.2	—	224.7
Other current liabilities	109.5	1.0	447.7	(7.8)	550.4
Total current liabilities	1,676.8	49.8	1,820.3	(1,947.3)	1,599.6
Long-term debt	2,107.4	—	1.3	—	2,108.7
Pensions, post-retirement and other benefits	160.3	—	77.4	—	237.7
Long-term intercompany payable	—	—	617.9	(617.9)	—
Other long-term liabilities	42.7	—	287.3	—	330.0
Redeemable noncontrolling interests	—	—	20.9	—	20.9
Total Diebold Nixdorf, Incorporated shareholders' equity	(528.6)	526.1	1,151.3	(1,679.1)	(530.3)
Noncontrolling interests	—	—	24.0	—	24.0
Total liabilities, redeemable noncontrolling interests and equity	$3,458.6	$575.9	$4,000.4	$(4,244.3)	$3,790.6

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2020

	Parent	Domestic Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$269.4	$—	$701.8	$(60.5)	$910.7
Cost of sales	188.4	—	549.0	(53.5)	683.9
Gross profit (loss)	81.0	—	152.8	(7.0)	226.8
Selling and administrative expense	111.5	0.2	110.4	—	222.1
Research, development and engineering expense	5.1	2.8	30.0	(5.4)	32.5
(Gain) loss on sale of assets, net	—	—	(1.8)	—	(1.8)
	116.6	3.0	138.6	(5.4)	252.8
Operating (loss) income	(35.6)	(3.0)	14.2	(1.6)	(26.0)
Other income (expense)
Interest income	—	—	1.1	—	1.1
Interest expense	(45.6)	—	(2.4)	—	(48.0)
Foreign exchange (loss) gain, net	(4.8)	—	5.2	—	0.4
Miscellaneous, net	21.7	0.2	(23.4)	0.6	(0.9)
(Loss) income before taxes	(64.3)	(2.8)	(5.3)	(1.0)	(73.4)
Income tax expense	4.4	(2.0)	17.6	—	20.0
Equity in earnings of subsidiaries	(24.1)	—	—	24.1	—
Net (loss) income	(92.8)	(0.8)	(22.9)	23.1	(93.4)
Net (loss) income attributable to noncontrolling interests	—	—	(0.6)	—	(0.6)
Net (loss) income attributable to Diebold Nixdorf, Incorporated	$(92.8)	$(0.8)	$(22.3)	$23.1	$(92.8)
Comprehensive (loss) income	$(197.0)	$(0.8)	$(95.7)	$94.6	$(198.9)
Less: comprehensive (loss) income attributable to noncontrolling interests	—	—	(1.9)	—	(1.9)
Comprehensive (loss) income attributable to Diebold Nixdorf, Incorporated	$(197.0)	$(0.8)	$(93.8)	$94.6	$(197.0)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2019

	Parent	Domestic Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$295.5	$0.1	$851.3	$(118.8)	$1,028.1
Cost of sales	243.0	0.2	648.9	(110.1)	782.0
Gross profit (loss)	52.5	(0.1)	202.4	(8.7)	246.1
Selling and administrative expense	84.0	1.1	145.2	—	230.3
Research, development and engineering expense	1.2	8.8	31.5	(4.6)	36.9
Gain on sale of assets, net	—	—	3.4	—	3.4
	85.2	9.9	180.1	(4.6)	270.6
Operating loss	(32.7)	(10.0)	22.3	(4.1)	(24.5)
Other income (expense)
Interest income	0.9	—	2.0	—	2.9
Interest expense	(47.5)	—	(3.4)	—	(50.9)
Foreign exchange (loss) gain, net	(1.4)	—	4.2	—	2.8
Miscellaneous, net	12.6	0.3	(11.5)	(2.8)	(1.4)
Loss before taxes	(68.1)	(9.7)	13.6	(6.9)	(71.1)
Income tax expense	41.0	(6.4)	25.8	—	60.4
Equity in earnings of subsidiaries	(23.6)	(1.0)	(0.4)	24.6	(0.4)
Net (loss) income	(132.7)	(4.3)	(12.6)	17.7	(131.9)
Net (loss) income attributable to noncontrolling interests	—	—	0.8	—	0.8
Net (loss) income attributable to Diebold Nixdorf, Incorporated	$(132.7)	$(4.3)	$(13.4)	$17.7	$(132.7)
Comprehensive (loss) income	$(133.8)	$(4.3)	$(21.9)	$28.9	$(131.1)
Less: comprehensive (loss) income attributable to noncontrolling interests	—	—	3.5	—	3.5
Comprehensive (loss) income attributable to Diebold Nixdorf, Incorporated	$(133.8)	$(4.3)	$(25.4)	$28.9	$(134.6)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2020

	Parent	Domestic Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash provided (used) by operating activities	$10.8	$(7.7)	$(83.0)	$—	$(79.9)

Cash flow from investing activities
Capital expenditures	(1.1)	—	(4.3)	—	(5.4)
Proceeds from divestitures, net of cash divested	—	—	(38.5)	—	(38.5)
Proceeds from maturities of investments	—	—	40.1	—	40.1
Payments for purchases of investments	—	—	(44.5)	—	(44.5)
Increase in certain other assets	(2.5)	3.5	(4.4)	—	(3.4)
Capital contributions and loans paid	(5.8)	—	—	5.8	—
Proceeds from intercompany loans	6.3	—	—	(6.3)	—
Net cash provided (used) by investing activities	(3.1)	3.5	(51.6)	(0.5)	(51.7)

Cash flow from financing activities
Debt issuance costs	(3.8)	—	—	—	(3.8)
Revolving credit facility borrowings	375.9	—	10.0	—	385.9
Other debt borrowings	6.0	—	14.0	—	20.0
Other debt repayments	(72.4)	—	(10.7)	—	(83.1)
Other	(4.6)	—	(0.4)	—	(5.0)
Capital contributions received and loans incurred	—	5.8	—	(5.8)	—
Payments on intercompany loans	—	(0.7)	(5.6)	6.3	—
Net cash provided (used) by financing activities	301.1	5.1	7.3	0.5	314.0
Effect of exchange rate changes on cash and cash equivalents	—	—	(15.6)	—	(15.6)
Decrease in cash, cash equivalents and restricted cash	308.8	0.9	(142.9)	—	166.8
Add: Cash included in assets held for sale at beginning of period	—	—	97.2	—	97.2
Less: Cash included in assets held for sale at end of period	—	—	32.8	—	32.8
Cash, cash equivalents and restricted cash at the beginning of the period	3.6	1.8	275.5	—	280.9
Cash, cash equivalents and restricted cash at the end of the period	$312.4	$2.7	$197.0	$—	$512.1

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2019

	Parent	Domestic Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash used by operating activities	$15.3	$(12.5)	$(59.9)	$—	$(57.1)

Cash flow from investing activities
Capital expenditures	(1.1)	—	(13.6)	—	(14.7)
Proceeds from maturities of investments	2.0	—	50.7	—	52.7
Payments for purchases of investments	—	—	(48.3)	—	(48.3)
Proceeds from sale of assets	—	—	4.2	—	4.2
Increase in certain other assets	(1.6)	—	(3.8)	—	(5.4)
Capital contributions and loans paid	(16.5)	—	—	16.5	—
Proceeds from intercompany loans	6.4	—	—	(6.4)	—
Net cash provided (used) by investing activities	(10.8)	—	(10.8)	10.1	(11.5)

Cash flow from financing activities
Revolving credit facility (repayments) borrowings, net	—	—	10.0	—	10.0
Other debt borrowings	—	—	5.0	—	5.0
Other debt repayments	(6.6)	—	(10.2)	—	(16.8)
Distributions and payments to noncontrolling interest holders	—	—	(11.0)	—	(11.0)
Other	(1.1)	—	—	—	(1.1)
Capital contributions received and loans incurred	—	16.1	0.4	(16.5)	—
Payments on intercompany loans	—	(3.3)	(3.1)	6.4	—
Net cash provided (used) by financing activities	(7.7)	12.8	(8.9)	(10.1)	(13.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.5)	—	(0.5)
Increase (decrease) in cash, cash equivalents and restricted cash	(3.2)	0.3	(80.1)	—	(83.0)
Add: Cash included in assets held for sale at beginning of period	—	—	7.3	—	7.3
Less: Cash included in assets held for sale at end of period	—	—	4.8	—	4.8
Cash, cash equivalents and restricted cash at the beginning of the period	17.3	2.7	438.4	—	458.4
Cash, cash equivalents and restricted cash at the end of the period	$14.1	$3.0	$360.8	$—	$377.9

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2020
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Highlights

During the first quarter of 2020, Diebold Nixdorf:

•	Proactively managed the risks and impacts of the COVID-19 global pandemic, including:

•
The Company has delivered outstanding service to customers, even in hard-hit areas around the world, and has received positive feedback from its large and small customers alike in how effectively it has responded to the pandemic

•
The Company was one of the first in its industry to activate a pandemic crisis management plan, with its team of service engineers adhering to strict hygiene protocols, using gloves and masks when and where appropriate and sanitizing equipment during servicing

•	The Company’s global manufacturing and production facilities have remained operational throughout the pandemic and continue to ship products to customers in a timely manner

•	The Company was recognized as providing essential critical infrastructure service by the U.S. Department of Homeland Security and other government agencies around the world

•	The Company is leveraging its DN Now transformation program to further reduce costs and realize net working capital efficiencies

•	Signed a multi-year ATM as-a-service contract with large financial institutions in Germany and Austria (Bank99 of the Austrian Post)

•	Won sizable cash recycler deals with a top financial institution in Brazil (Tecban) and Ecuador (Banco Pichincha)

•	Won new orders for more than 3,000 DN SeriesTM ATMs and expanded its certification program to more than 450 financial institutions

•
Signed a new contract encompassing technical safety equipment, software and maintenance services for approximately 1,500 quick-service restaurants in Germany. These solutions are being required by a number of European regulatory authorities as they seek to increase income tax compliance

•
Secured a new customer with a large French fashion company to modernize its point-of-sale experience with all-in-one Beetle POS devices and maintenance services at more than 500 stores in France and Benelux countries

•
Signed a comprehensive product, Vymanic software and multi-year AllConnect Services contract with Italian retailer Iper Montebello, part of Finiper Group, to enhance the checkout experience at more than 200 supermarkets in Italy

•	Won a new, five-year Managed Services contract with Delhaize, the second largest food retailer in Belgium, for monitoring, help-desk and incident follow-up

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2020
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

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

These work streams are designed to improve the Company’s profitability and net leverage ratio while establishing a foundation for future growth. The gross annualized savings target for DN Now is approximately $440 through 2021. In order to achieve these savings, the Company has and will continue to restructure the workforce globally, integrate and optimize systems and processes, transition workloads to lower cost locations, renegotiate and consolidate supplier agreements and streamline real estate holdings. By executing on these and other operational improvement activities, the Company expects to increase customer intimacy and satisfaction, while providing career enrichment opportunities for employees and enhancing value for shareholders. In 2019, the Company achieved approximately $175 in annualized gross run rate savings. The cost to achieve these savings was approximately $115 and was largely due to restructuring and the implementation of DN Now transformational programs.

COVID-19 Response
As a result of the global COVID-19 pandemic, the Company’s priorities have been the health and safety of its employees, continuing to serve the Company's customers as an essential service, and taking steps to protect its operational foundation. The Company has taken multiple measures to protect its employees, and it continues to evolve those measures based on input from various health authorities. The Company is equipping its service technicians with the appropriate protective gear and training them on evolving hygiene practices and social distancing rules. For employees in manufacturing facilities, the Company has segmented its workers and has implemented daily temperature checks. The Company is providing the proper tools, resources and guidance for its support functions to safely and productively work from home during the crisis, including establishing an employee crisis reserve fund which is available for employees who need support. The Company has also focused on the stability of its suppliers and supply chain, as borders have shut and logistics have become more challenging.

The Company has been designated as providing “critical infrastructure” services by the majority of government entities including the United States Department of Homeland Security in order to promote public health and safety, as well as economic and national security during the COVID-19 outbreak. These designations recognize the vital role Diebold Nixdorf plays in allowing consumers to reliably and safely access financial services and essential retailers across more than 60 countries.

In taking measures to strengthen its operations during this period of uncertainty, the Company continues to execute its DN Now transformation program, and is accelerating certain elements of the program. It has also added additional cost measures that are in the midst of execution — such as reducing the annual bonus plan, deferring merit pay increases and instating a hiring freeze. Certain internal projects have been suspended, including some investments in IT systems. With so many employees working remotely, the Company is accelerating plans to consolidate its real estate footprint. In selected areas, the Company will participate in government relief programs which facilitate labor and payroll tax savings. Taken together, Diebold Nixdorf is targeting an incremental $80 - $100 of annualized savings. Furthermore, the Company continues to carefully manage net working capital with the same discipline and governance put in place during 2019. During the first quarter of 2020, the Company also took actions to enhance liquidity and ensure it has adequate financial flexibility during what is expected to be a more challenging near-term environment. During the first quarter of 2020, the Company fully borrowed its revolving credit facility, consistent with the practices of many large companies. This action was done out of an abundance of caution. The Company believes it has sufficient liquidity to fund its operations.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2020
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

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

For banking clients, services represents the largest operational component of the Company. Diebold Nixdorf AllConnect Services® was launched in 2018 to power the business operations of financial institutions of all sizes. This as-a-service offering provides financial institutions with the capabilities and technology needed to make physical distribution channels as agile, integrated, efficient and differentiated as their digital counterparts by leveraging a data-driven Internet of Things (IoT) infrastructure.

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

In 2019, the Company introduced DN Series, a family of self-service solutions designed to meet the needs of a progressively transforming industry. These holistic, digitally-connected solutions are built upon an integrated software and services model and provide a modern and personalized experience for consumers, while delivering maximum efficiency and reliability for financial institutions.

DN Series is the culmination of several years of investment in consumer research, design and engineering resources. Key benefits and features of DN Series include:

•	Improved ATM availability and performance through intelligent design, the use of sensor technology and machine learning via the AllConnect Data Engine

•	Higher note capacity and processing power with next-generation cash recycling technology

•	Improved security in a smaller footprint

•	Full integration with the DN Vynamic software suite

•	Technological capability that facilitates a streamlined, simplified product portfolio

•	Modular and upgradeable design, enabling a simplified and streamlined internal supply chain

The Company’s software encompasses front-end applications for consumer connection points as well as back-end platforms which manage channel transactions, operations and channel integration. These hardware-agnostic software applications facilitate millions of transactions via ATMs, kiosks, and other self-service devices, as well as via online and mobile digital channels.

The Company's DN Vynamic software is the first end-to-end Connected Commerce software portfolio in the banking marketplace designed to simplify and enhance the consumer experience. In addition, DN Vynamic suite's open application program interface (API) architecture is built to simplify operations by eliminating the traditional focus on internal silos and enabling tomorrow's inter-connected partnerships between financial institutions and payment providers. In addition,

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2020
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

with a shared analytic and transaction engine, the DN Vynamic platform can generate new insights to enhance operations across any channel - putting customer preferences, not the technology, at the heart of the experience.

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

The DN Vynamic software suite for retailers provides a comprehensive, modular and open solution ranging from the in-store check-out solution to solutions across multiple channels that improve end-to-end store processes and facilitate continuous consumer engagements in support of a digital ecosystem. This includes click & collect, reserve & collect, in-store ordering and return-to-store processes across the retailers' physical and digital sales channels. Operational data from a number of sources, such as enterprise resource planning (ERP), point of sale (POS), store systems and customer relationship management systems (CRM), may be integrated across all customer connection points to create seamless and differentiated consumer experiences.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2020
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Results of Operations

The following discussion of the Company’s financial condition and results of operations provides information that will assist in understanding the financial statements and the changes in certain key items in those financial statements. The recent COVID-19 pandemic did not have a material adverse effect on the Company's reported results for the first quarter of 2020. The Company is actively monitoring the impact of the COVID-19 pandemic, which will likely impact our business and results of operations for the rest of 2020, and the extent of the impact cannot be reasonably estimated at this time. The extent of the COVID-19 impact to our operations will depend largely on future developments, along with any new information that may emerge regarding the severity of the pandemic and the actions taken by government authorities to mitigate the spread of the virus, among other factors, all of which are highly uncertain and cannot be accurately predicted.

The following discussion should be read in conjunction with the condensed consolidated financial statements and the accompanying notes that appear elsewhere in this quarterly report on Form 10-Q.

Net Sales

The following table represents information regarding the Company's net sales:

	Three Months Ended				Percent of Total Net Sales for the Three Months Ended
	March 31,				March 31,
	2020	2019	% Change	% Change in CC (1)	2020	2019
Segments
Eurasia Banking
Services	$206.0	$247.0	(16.6)	(14.6)	22.6	24.0
Products	104.5	135.6	(22.9)	(20.7)	11.5	13.2
Total Eurasia Banking	310.5	382.6	(18.8)	(16.8)	34.1	37.2

Americas Banking
Services	239.5	240.8	(0.5)	0.8	26.3	23.4
Products	105.2	121.9	(13.7)	(11.4)	11.6	11.9
Total Americas Banking	344.7	362.7	(5.0)	(3.3)	37.9	35.3

Retail
Services	142.3	140.9	1.0	3.9	15.6	13.7
Products	113.2	141.9	(20.2)	(18.2)	12.4	13.8
Total Retail	255.5	282.8	(9.7)	(7.2)	28.0	27.5

Total net sales	$910.7	$1,028.1	(11.4)	(9.3)	100.0	100.0
(1) The Company calculates constant currency by translating the prior-year period results at the current year exchange rate.

Three months ended March 31, 2020 compared with three months ended March 31, 2019

Net sales decreased $117.4, or 11.4 percent, including a net unfavorable currency impact of $23.5 primarily related to the euro and Brazil real, resulting in a constant currency decrease of $93.9. The following results include the impact of foreign currency:

Segments

•
Eurasia Banking net sales decreased $72.1, including a net unfavorable currency impact of $9.6, related primarily to the euro, and divestitures of $13.4. Excluding currency and the impact of divestitures, net sales decreased $49.1 driven by customer and supply chain challenges from COVID-19, non-recurring prior year refresh projects and reducing low margin services business.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2020
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

•
Americas Banking net sales decreased $18.0, including a net unfavorable currency impact of $6.4, related primarily to the Brazil real. Excluding the impact of currency, net sales decreased $11.6 mostly from large non-recurring product refresh projects in Canada and U.S. National accounts as well as reducing lower margin services business. This decrease was partially offset by increased U.S. regional Windows 10 upgrades and software growth.

•
Retail net sales decreased $27.3, including a net unfavorable currency impact of $7.5 mostly related to the euro. Excluding the impact of currency, net sales decreased $19.8 primarily from prior year non-recurring POS roll-outs in Europe, partially offset by higher professional services volume in northern Europe. Additionally, overall revenue was unfavorably impacted by delays related to COVID-19.

Gross Profit

The following table represents information regarding the Company's gross profit:

	Three Months Ended
	March 31,
	2020	2019	% Change
Gross profit - services	$150.3	$157.2	(4.4)
Gross profit - products	76.5	88.9	(13.9)
Total gross profit	$226.8	$246.1	(7.8)

Gross margin - services	25.6%	25.0%
Gross margin - products	23.7%	22.3%

Total gross margin	24.9%	23.9%

Services gross margin increased 0.6 percent in three months ended March 31, 2020 including $19.4 higher non-routine charges consisting primarily of a $12.0 onerous contracts provision, $3.3 spare parts inventory provision, and $1.8 of incremental payments to essential service technicians for their contributions during the COVID-19 pandemic. Restructuring decreased $0.7. Excluding the impact of non-routine and restructuring expense, services gross margin increased 3.8 percent due primarily to the Company's service modernization plan as well as reducing low margin maintenance contracts, and lower professional services cost in the Americas Banking and Retail segments. Additionally, lower cost from the associate incentive plan (AIP), favorably impacted the first quarter of 2020.

Product gross margin increased 1.4 percent in the three months ended March 31, 2020 including $7.1 higher non-routine charges primarily consisting of a $4.8 indemnification costs of a previously divested business in Germany and $3.4 inventory provision reversal in the prior year. Excluding non-routine charges, products gross profit increased 3.6 percent due primarily to a favorable solution and geography mix in the Americas and Eurasia Banking segments as well as lower Americas Banking and Retail software amortization tied to capitalized software that was impaired in December 2019.

Operating Expenses

The following table represents information regarding the Company's operating expenses:

	Three Months Ended
	March 31,
	2020	2019	% Change
Selling and administrative expense	$222.1	$230.3	(3.6)
Research, development and engineering expense	32.5	36.9	(11.9)
(Gain) loss on sale of assets, net	(1.8)	3.4	N/M
Total operating expenses	$252.8	$270.6	(6.6)

Percent of net sales	27.8%	26.3%

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2020
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

N/M = Not Meaningful
Selling and administrative expense in the three months ended March 31, 2020 decreased $8.2, or $19.9 excluding a $3.5 favorable currency impact and $15.2 incremental non-routine and restructuring adjustments. Lower selling and administrative expense was due primarily to the Company's DN Now actions as well as lower expense related to the legacy Wincor Nixdorf stock option program and decreased stock and cash bonus compensation.

Non-routine cost in selling and administrative expense was $54.4 in the three months ended March 31, 2020, an increase of $9.8 related primarily to $20.3 higher DN Now consulting and related items, partially offset by $7.0 lower legal and deal expense, $3.0 lower purchase accounting adjustments, and $0.5 of other items. Restructuring expense was $7.6, an increase of $5.4 compared to the prior year related to workforce alignment under the DN Now plan.

Research, development and engineering expense in the three months ended March 31, 2020 decreased $4.4 including a net favorable currency impact of $0.9, primarily related to the euro and Brazil real. Excluding currency and higher restructuring expense of $1.4, research, development and engineering expense decreased $4.9 primarily from lower AIP expense, lower product development cost and software cost management actions.

In the three months ended March 31, 2020, the Company recorded a gain on sale of assets of $1.8 related primarily to the sale of Portavis GmbH. The prior year quarter's loss on sale of assets was primarily related to the divestitures of the Venezuela business of $4.1 and Projective NV of $2.8, partially offset by a gain of $3.5 related to the Company's exit activities of certain entities in the Netherlands included in the Retail operating segment.

Operating expense as a percent of net sales in the three months ended March 31, 2020 increased 1.5 percent to 27.8 percent compared to the same period in 2019 primarily from a mix of higher non-routine and restructuring cost as well as lower revenue.

Operating Profit (Loss)

The following table represents information regarding the Company's operating profit (loss):

	Three Months Ended
	March 31,
	2020	2019	% Change
Operating profit (loss)	$(26.0)	$(24.5)	(6.1)
Operating margin	(2.9)%	(2.4)%

The operating loss increased in the three months ended March 31, 2020 compared to the prior year. The change is primarily due to higher non-routine and restructuring charges offsetting lower operating expense tied to the DN Now plan and improved gross margin.

Other Income (Expense)

The following table represents information regarding the Company's other income (expense), net:

	Three Months Ended
	March 31,
	2020	2019	% Change
Interest income	$1.1	$2.9	(62.1)
Interest expense	(48.0)	(50.9)	5.7
Foreign exchange gain, net	0.4	2.8	(85.7)
Miscellaneous, net	(0.9)	(1.4)	35.7
Other income (expense), net	$(47.4)	$(46.6)	(1.7)

Interest income in the three months ended March 31, 2020, decreased $1.8 mostly from lower market returns on non-qualified plans, in addition to lower cash balances in Brazil. Interest expense decreased $2.9 from the pay down of debt and reduced interest rates. Foreign exchange gain decreased $2.4 as a result of the prior year quarter's gain primarily tied to the currency devaluation in the Venezuela operating entity.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2020
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Net Loss

The following table represents information regarding the Company's net income loss:

	Three Months Ended
	March 31,
	2020	2019	% Change
Net loss	$(93.4)	$(131.9)	29.2
Percent of net sales	(10.3)%	(12.8)%
Effective tax rate	(27.2)%	(85.0)%

The loss before taxes and net loss decreased primarily due to the reasons described above. Net loss was also impacted by the change in the income tax expense.

The effective tax rate on the loss from continuing operations was (27.2) percent for the three months ended March 31, 2020. The expense on the loss was primarily due to the tax impacts of the U.S. Tax Cuts and Jobs Act (Tax Act) on the estimated projected tax rate and, more specifically, the impacts related to global intangible low-taxed income (GILTI). In addition, a partial valuation allowance against interest expense carryforwards and the Company’s jurisdictional income (loss) mix at varying statutory rates impacted the estimated projected tax rate.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was enacted providing $2.2 trillion of economic stimulus relief to address the market conditions due to the recent outbreak of COVID-19. Among other things, the CARES Act provides a package of corporate tax provisions including the ability for companies to carry back to five preceding years net operating loss (NOL) carryforwards generated in tax years starting after December 31, 2017 and before January 1, 2021. Also, the 80 percent taxable income limitation was temporarily removed increasing the amount of NOL carryforwards that can be deducted in 2018, 2019 and 2020, and the CARES Act increased the deduction limitation for business interest expense to 50 percent from 30 percent. The Company evaluated the impact of the CARES Act to its income tax provision and cash flow and does not believe the effects are material.

The effective tax rate on the loss before taxes was (85.0) percent for the three months ended March 31, 2019. The expense on the loss is due primarily to the tax impacts of the Tax Act on the estimated projected tax rate. More specifically, the impacts of the GILTI and base erosion and anti-abuse tax (BEAT). In addition, the Company collapsed its Barbados structure to meet the debt covenant requirements from our lenders during the quarter which resulted in additional discrete tax expense which is being offset in part by the valuation allowance release relating to the Company’s nondeductible interest expense resulting in no additional cash taxes. The above items noted as well as the Company’s jurisdictional income (loss) mix and varying respective statutory rates are the primary drivers of the quarterly tax rate.

Segment Net Sales and Operating Profit Summary

The following tables represent information regarding the segment operating profit metrics excluding the impact of restructuring and non-routine charges, by reporting segment. Refer to note 20 of the condensed consolidated financial statements for further details of net sales and segment operating profit:

	Three Months Ended
	March 31,
Eurasia Banking:	2020	2019	% Change
Net sales	$310.5	$382.6	(18.8)
Segment gross profit	$89.8	$109.0	(17.6)
Segment selling and administrative expense	46.1	61.9	(25.5)
Segment research, development and engineering expense	12.0	13.4	(10.4)
Segment operating profit	$31.7	$33.7	(5.9)
Segment operating profit margin	10.2%	8.8%

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2020
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Eurasia Banking net sales decreased $72.1, including a net unfavorable currency impact of $9.6, related primarily to the euro, and divestitures of $13.4. Excluding currency and the impact of divestitures, net sales decreased $49.1 driven by customer and supply chain challenges from COVID-19, non-recurring prior year refresh projects and reducing low margin services business.

Segment operating profit decreased $2.0 in the three months ended March 31, 2020 including a net unfavorable currency impact of $2.4. Excluding the impact of currency, operating profit was relatively flat as lower operating expense tied to DN Now initiatives, restructuring programs and lower incentive program expense, more than offset lower product and services volume.

Segment operating profit margin increased 2.4 percent mostly from lower operating expense as noted above.

	Three Months Ended
	March 31,
Americas Banking:	2020	2019	% Change
Net sales	$344.7	$362.7	(5.0)
Segment gross profit	$104.5	$82.2	27.1
Segment selling and administrative expense	39.7	50.3	(21.1)
Segment research, development and engineering expense	11.1	13.4	(17.2)
Segment operating profit	$53.7	$18.5	N/M
Segment operating profit margin	15.6%	5.1%
N/M = Not Meaningful
Americas Banking net sales decreased $18.0, including a net unfavorable currency impact of $6.4, related primarily to the Brazil real. Excluding the impact of currency, net sales decreased $11.6 mostly from large non-recurring product refresh projects in Canada and U.S. National accounts as well as reducing lower margin services business. This decrease was partially offset by increased U.S. regional Windows 10 upgrades and software growth.

Segment operating profit increased $35.2 in the three months ended March 31, 2020 including a nominal unfavorable net currency impact. Higher operating profit was driven primarily by increased service margin tied to the service modernization program and lower AIP. Additionally, improved product solution mix in the U.S. and lower software cost drove higher products gross profit, partially offset by non-recurring prior year refresh projects. Incremental benefits tied to DN Now initiatives drove favorable operating expense compared to the prior year.

Segment operating profit margin increased 10.5 percent three months ended March 31, 2020, primarily as a result of higher products and services gross margin, in addition to lower cost related to the DN Now initiatives and reduced AIP expense.

	Three Months Ended
	March 31,
Retail:	2020	2019	% Change
Net sales	$255.5	$282.8	(9.7)
Segment gross profit	$59.9	$55.8	7.3
Segment selling and administrative expense	36.7	37.8	(2.9)
Segment research, development and engineering expense	7.9	9.9	(20.2)
Segment operating profit	$15.3	$8.1	88.9
Segment operating profit margin	6.0%	2.9%

Retail net sales decreased $27.3, including a net unfavorable currency impact of $7.5 mostly related to the euro. Excluding the impact of currency, net sales decreased $19.8 primarily from prior year non-recurring POS roll-outs in Europe, partially offset by higher professional services volume in northern Europe. Additionally, overall revenue was unfavorably impacted by delays related to COVID-19.

Segment operating profit increased $7.2 for the three months ended March 31, 2020, including a nominal unfavorable currency impact, due primarily to higher gross profit mostly from a favorable services solution and country mix in EMEA as well as lower AIP and decreased software cost.

Segment operating profit margin increased 3.1 percent for the three months ended March 31, 2020 primarily from higher gross margin on favorable mix and lower software amortization and operating expense.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2020
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Liquidity and Capital Resources

The Company's total cash and cash availability as of March 31, 2020 and December 31, 2019 was as follows:

	March 31, 2020	December 31, 2019
Cash and cash equivalents (excluding restricted cash)	$508.5	$277.3
Additional cash availability from
Cash included in assets held for sale	32.8	97.2
Uncommitted lines of credit	33.1	36.7
Revolving Facility	—	387.3
Short-term investments	13.5	10.0
Total cash and cash availability	$587.9	$808.5

Capital resources are obtained from income retained in the business, borrowings under the Company’s committed and uncommitted credit facilities and operating and capital leasing arrangements. Management expects that the Company’s capital resources will be sufficient to finance planned working capital needs, R&D activities, investments in facilities or equipment, pension contributions and any repurchases of the Company’s common shares for at least the next 12 months. While the Company believes it has sufficient liquidity, it has increased its cash position out of an abundance of caution in light of the evolving COVID-19 pandemic and related macroeconomic implications. The Company is enhancing its financial flexibility as a critical provider of Connected Commerce solutions to financial institutions, supermarkets, pharmacies and fuel stations through its industry-leading ATMs, AllConnect Services, retail SCO and POS solutions. The additional borrowings under the Revolving Facility may be used for general corporate purposes. The Company cannot predict or reasonably estimate the duration or extent of the COVID-19 pandemic, its impact on our customers and suppliers and the negative impact it will cause on our results of operations and financial position. The Company is actively managing the business to maintain sufficient liquidity. The Company had $3.6 of restricted cash at March 31, 2020 and December 31, 2019. As of March 31, 2020, $196.9 or 38.4 percent of the Company's cash and cash equivalents and short-term investments reside in international tax jurisdictions. Repatriation of certain international funds could be negatively impacted by potential payments for foreign taxes. The Company has approximately $1,550 of earnings that are available for repatriation with no additional tax expense. The Company has made acquisitions in the past and may make acquisitions in the future. Part of the Company’s strategy is to optimize the business portfolio through divestitures and complementary acquisitions. The Company intends to finance any future acquisitions with cash and short-term investments, cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares.

The following table summarizes the results of the Company's condensed consolidated statement of cash flows for the three months ended March 31:

Summary of cash flows:	2020	2019
Net cash used by operating activities	$(79.9)	$(57.1)
Net cash used by investing activities	(51.7)	(11.5)
Net cash provided (used) by financing activities	314.0	(13.9)
Effect of exchange rate changes on cash and cash equivalents	(15.6)	(0.5)
Change in cash, cash equivalents and restricted cash	$166.8	$(83.0)

Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for income taxes, restructuring and integration activities, pension funding and other items impact reported cash flows. Net cash used by operating activities was $79.9 for the three months ended March 31, 2020, an increase in use of $22.8 from $57.1 for the same period in 2019.

•
Cash flows from operating activities during the three months ended March 31, 2020 compared to the same period in 2019 were primarily impacted by a $38.5 decrease in net loss as a result of DN Now cost saving initiatives. Refer to the Results of Operations discussed above for further discussion of the Company's net loss.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2020
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

•
The net aggregate of trade receivables, inventories and accounts payable provided $5.4 and used $42.3 in operating cash flows during the three months ended March 31, 2020 and 2019, respectively. Trade receivables cash used $8.0 for the three months ended March 31, 2020 compared to $33.2 provided for the same period in the prior-year primarily due to improvement in collections in 2019 as a result of the Company's working capital improvement initiatives and normal operational spending during the first quarter of 2020. For the three months ended March 31, 2020, inventory cash use improved $29.2 compared to the same period in the prior year primarily due to improved inventory management and focus as a result of streamlining the product portfolio and improved governance. Accounts payable provided $47.3 for the three months ended March 31, 2020 compared to a usage of $12.4 for the same period in the prior-year primarily related to DN Now initiatives.

•
In the aggregate, the other combined certain assets and liabilities used $9.4 for the three months ended March 31, 2020 compared to $54.2 provided during the same period in 2019. The change was primarily due to increased cash bonuses paid, along with cash usage by assets held for sale in the first quarter of 2020 and decreased non-cash deferred income taxes due to the results of operations.

Depreciation and amortization expense decreased $4.9 to $53.5 during the three months ended March 31, 2020 compared to $58.4 during the same period in 2019 primarily due to reduction in amortization related to acquired intangibles and capitalized software, along with a reduction in capital spend. Changes in deferred income taxes during the three months ended March 31, 2020 compared to the same period in 2019 resulted in increased usage of $18.3 primarily related to the tax effects of the 2019 Barbados structure collapse partially offset by a reduction in the deferred liabilities released on certain acquired intangible assets. Share-based compensation decreased $5.3 to $4.0 for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to a reduction in shares awarded. The loss (gain) on sale of assets, net were primarily a result of the Portavis GmbH divestiture during the first quarter of 2020 and the divestiture of non-core businesses during the first quarter of 2019.

Investing Activities

Cash flows from investing activities during the three months ended March 31, 2020 compared to the same period in 2019 were primarily impacted by a $42.7 decrease in proceeds from divestitures, net of cash divested as a result of the Portavis GmbH divestiture during the first quarter of 2020 and the Projective NV divestiture during the first quarter of 2019. Additionally, the maturities and purchases of investments primarily relate to short-term investment activity in Brazil resulted in an $8.8 increase in cash usage. The Company also reduced its capital expenditures and investments in certain other assets primarily related to software to be sold when compared to prior year.

Financing Activities

Net cash provided by financing activities was $314.0 for the three months ended March 31, 2020 compared to the $13.9 usage for the same period in 2019, which resulted in an increase of $327.9. The change was primarily a result of the Company drawing down its entire availability under the Revolving Facility in response to the uncertainty of the circumstances surrounding the COVID-19 pandemic. The Company also had $7.7 net borrowings from uncommitted lines of credit in connection with international projects. During the first quarter of 2020, the Company paid $65.4 towards its term loans primarily due to certain mandatory repayment provisions pursuant to the Credit Agreement compared to the $6.4 during the same period in the prior year. During the first quarter of 2019, the Company paid $11.0 for the redemption of shares and cash compensation to Diebold Nixdorf AG minority shareholders.

Refer to note 11 for additional information regarding the Company's debt obligations. The Company paid cash for interest related to its debt of $34.0 and $39.5 for the three months ended March 31, 2020 and 2019, respectively. As defined by the Company's credit agreement, the ratio of net debt to trailing 12 months adjusted EBITDA was 4.2 times as of March 31, 2020. As of March 31, 2020, the Company was in compliance with the financial and other covenants in its debt agreements.

Refer to note 17 for additional information regarding the Company's hedging and derivative instruments.

Contractual Obligations During 2020, the Company entered into purchase commitments due within one year for materials through contract manufacturing agreements for a total negotiated price. At March 31, 2020, the Company had minimal purchase commitments due within one year for materials through contract manufacturing agreements at negotiated prices.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2020
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

During the first quarter of 2020, the Company drew down its entire availability under the Revolving Facility and as a result, $68.8 included in notes payable mature on December 23, 2020.

Except for the items noted above, all contractual cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at March 31, 2020 compared to December 31, 2019.

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

The recent COVID-19 pandemic did not have a material adverse effect on the Company's reported results for the first quarter of 2020. The Company is actively monitoring the impact of the COVID-19 pandemic, which will likely impact our business and results of operations for the rest of 2020, and the extent of the impact cannot be reasonably estimated at this time. The extent of the COVID-19 impact to our operations will depend largely on future developments, along with any new information that may emerge regarding the severity of the pandemic and the actions taken by government authorities to mitigate the spread of the virus, among other factors, all of which are highly uncertain and cannot be accurately predicted.

Management believes there have been no other significant changes during the three months ended March 31, 2020 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s annual report on Form 10-K for the year ended December 31, 2019.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2020
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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Some of the risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements include, but are not limited to:

•	the ultimate impact of the ongoing COVID-19 pandemic;

•	the outcome of the appraisal proceedings initiated in connection with the implementation of the DPLTA with the former Diebold Nixdorf AG and the merger/squeeze-out;

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Refer to the Company’s annual report on Form 10-K for the year ended December 31, 2019 for a discussion of market risk exposures. As discussed elsewhere in this report, COVID-19 will negatively impact our business and results of operations. As the Company cannot predict the duration or extent of the pandemic, the future impact on the results of operations, financial position and cash flows, among others, cannot be reasonably estimated, but could be material. There have been no other material changes in this information since December 31, 2019.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2020
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

In connection with the preparation of this quarterly report on Form 10-Q, the Company's management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that such disclosure controls and procedures were effective as of March 31, 2020.

Change in Internal Controls

During the first quarter ended March 31, 2020, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2020
(in millions, except share and per share amounts)

Part II – Other Information
Item 1: Legal Proceedings

At March 31, 2020, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims.

For more information regarding legal proceedings, please refer to Part I, Item 3 of the Company's annual report on Form 10-K for the year ended December 31, 2019. There have been no material developments with respect to the legal proceedings reported in the Company's annual report on Form 10-K for the year ended December 31, 2019.

Item 1A: Risk Factors

The COVID-19 pandemic has disrupted the Company's operations and could have a material adverse effect on our business.

Our business could be materially and adversely affected by the outbreak of a widespread health epidemic. The present COVID-19 pandemic has disrupted the Company's operations and will affect our business, including as government authorities impose mandatory closures, work-from-home orders and social distancing protocols, and seek voluntary facility closures or impose other restrictions that could materially adversely affect our ability to adequately staff and maintain our operations. Specifically, we have experienced, and expect to experience in the future, temporary facility closures in response to government mandates in certain jurisdictions in which we operate and in response to positive diagnoses for COVID-19 in certain facilities for the safety of our associates. The COVID-19 pandemic could also disrupt our supply chain and materially adversely impact our ability to secure supplies for our facilities and to provide personal protective equipment for our employees, which could materially adversely affect our operations. There may also be long-term effects on our customers and the economies of affected countries. Even if a virus or other illness does not spread significantly, the perceived risk of infection or health risk may materially adversely affect our business. Any of the foregoing within the countries in which the Company, our customers and suppliers operate would severely disrupt our operations and could have a material adverse effect on our business, results of operations, cash flows and financial position. As we cannot predict the duration or scope of the COVID-19 pandemic, the negative financial impact to our results cannot be reasonably estimated, but could be material.

Refer to the Company’s annual report on Form 10-K for the year ended December 31, 2019. There has been no other material change to this information since December 31, 2019.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2020
(in millions, except share and per share amounts)

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Information concerning the Company’s share repurchases made during the second quarter of 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
January	2,060	$9.58	—	2,426,177
February	369	$12.55	—	2,426,177
March	1,292	$9.39	—	2,426,177
Total	3,721	$9.81	—

(1)	All shares were surrendered or deemed surrendered to the Company in connection with the Company’s share-based compensation plans.

(2)
The total number of shares repurchased as part of the publicly announced share repurchase plan since its inception was 13,450,772 as of March 31, 2020. The plan was approved by the Board of Directors in 1997. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. The plan has no expiration date. The following table provides a summary of Board of Directors approvals to repurchase the Company’s outstanding common shares:

Total Number of Shares Approved for Repurchase
1997	2,000,000
2004	2,000,000
2005	6,000,000
2007	2,000,000
2011	1,876,949
2012	2,000,000
15,876,949

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2020
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

3.2
Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated – incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (Commission File No. 1-4879)

3.3
Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated – incorporated by reference to Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 1-4879)

3.4
Certificate of Amendment to Amended Articles of Incorporation of Diebold Nixdorf, Incorporated – incorporated by reference to Exhibit 3.1(i) to Registrant’s Current Report on Form 8-K filed on December 12, 2016 (Commission File No. 1-4879)

3.5
Certificate of Amendment to Amended Articles of Incorporation of Diebold Nixdorf, Incorporated, effective April 26, 2017 – incorporated by reference to Exhibit 3.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (Commission File No. 1-4879)

10.1
Eighth Amendment to Credit Agreement, dated as of February 27, 2020, among Diebold Nixdorf, Incorporated, the subsidiary borrowers thereto, the guarantor party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent (Commission File No. 1-4879)

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

DIEBOLD NIXDORF, INCORPORATED

Date:	May 5, 2020		/s/ Gerrard B. Schmid
		By:	Gerrard B. Schmid
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2020		/s/ Jeffrey Rutherford
		By:	Jeffrey Rutherford
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)