Form 10-Q
period 2020-06-30
DIEBOLD NIXDORF, Inc
filed 2020-07-31
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding as of July 27, 2020 was 77,674,592.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Form 10-Q

Part I – Financial Information
Item 1: Financial Statements
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share and per share amounts)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash, cash equivalents and restricted cash	$446.4	$280.9
Short-term investments	9.0	10.0
Trade receivables, less allowances for doubtful accounts of $42.7 and $42.2, respectively	588.8	619.3
Inventories	513.4	466.5
Prepaid expenses	32.8	51.3
Current assets held for sale	56.3	233.3
Other current assets	248.7	230.7
Total current assets	1,895.4	1,892.0
Securities and other investments	17.4	21.4
Property, plant and equipment, net of accumulated depreciation and amortization of $541.1 and $526.9, respectively	205.5	231.5
Goodwill	775.1	764.0
Deferred income taxes	135.3	120.8
Customer relationships, net	409.2	447.7
Other assets	283.2	313.2
Total assets	$3,721.1	$3,790.6
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities
Notes payable	$102.1	$32.5
Accounts payable	479.6	471.5
Deferred revenue	300.6	320.5
Payroll and other benefits liabilities	161.0	224.7
Other current liabilities	484.6	550.4
Total current liabilities	1,527.9	1,599.6
Long-term debt	2,362.4	2,108.7
Pensions, post-retirement and other benefits	231.1	237.7
Deferred income taxes	95.2	134.5
Other liabilities	192.9	195.5
Commitments and contingencies
Redeemable noncontrolling interests	20.1	20.9
Equity
Diebold Nixdorf, Incorporated shareholders' equity
Preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Common shares, $1.25 par value, 125,000,000 authorized shares, 93,518,712 and 92,208,247 issued shares, 77,668,932 and 76,813,013 outstanding shares, respectively	116.9	115.3
Additional capital	779.9	773.9
Accumulated deficit	(588.8)	(472.3)
Treasury shares, at cost (15,849,780 and 15,395,234 shares, respectively)	(576.6)	(571.9)
Accumulated other comprehensive loss	(434.4)	(375.3)
Total Diebold Nixdorf, Incorporated shareholders' equity	(703.0)	(530.3)
Noncontrolling interests	(5.5)	24.0
Total equity	(708.5)	(506.3)
Total liabilities, redeemable noncontrolling interests and equity	$3,721.1	$3,790.6
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales
Services	$559.7	$659.3	$1,147.5	$1,288.0
Products	330.8	490.9	653.7	890.3
	890.5	1,150.2	1,801.2	2,178.3
Cost of sales
Services	389.8	489.4	827.3	960.9
Products	253.1	381.6	499.5	692.1
	642.9	871.0	1,326.8	1,653.0
Gross profit	247.6	279.2	474.4	525.3
Selling and administrative expense	181.6	224.1	403.7	454.4
Research, development and engineering expense	30.7	36.1	63.2	73.0
(Gain) loss on sale of assets, net	14.8	11.7	13.0	15.1
	227.1	271.9	479.9	542.5
Operating profit (loss)	20.5	7.3	(5.5)	(17.2)
Other income (expense)
Interest income	2.4	2.2	3.5	5.1
Interest expense	(48.3)	(49.9)	(96.3)	(100.8)
Foreign exchange gain, net	(7.6)	(5.1)	(7.2)	(2.3)
Miscellaneous, net	6.5	(0.4)	5.6	(1.8)
Loss before taxes	(26.5)	(45.9)	(99.9)	(117.0)
Income tax (benefit) expense	(3.4)	9.2	16.6	69.6
Equity in earnings of unconsolidated subsidiaries	—	(0.2)	—	(0.6)
Net loss	(23.1)	(55.3)	(116.5)	(187.2)
Net (loss) income attributable to noncontrolling interests	0.6	(5.0)	—	(4.2)
Net loss attributable to Diebold Nixdorf, Incorporated	$(23.7)	$(50.3)	$(116.5)	$(183.0)

Basic and diluted weighted-average shares outstanding	77.6	76.7	77.4	76.5

Net loss attributable to Diebold Nixdorf, Incorporated
Basic and diluted loss per share	$(0.31)	$(0.66)	$(1.51)	$(2.39)
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in millions)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
Net loss	$(23.1)	$(55.3)	$(116.5)	$(187.2)
Other comprehensive income (loss), net of tax
Translation adjustment	42.5	14.0	(54.1)	17.6
Foreign currency hedges (net of tax of $0.3, $0.4, $0.5 and $0.0, respectively)	1.5	0.7	2.2	0.1
Interest rate hedges
Net loss recognized in other comprehensive income (net of tax of $(0.5), $(0.7), $(4.6) and $(1.2), respectively)	(2.4)	(3.4)	(22.1)	(5.7)
Reclassification adjustment for amounts recognized in net income	0.8	0.5	5.3	1.0
	(1.6)	(2.9)	(16.8)	(4.7)
Pension and other post-retirement benefits
Net actuarial gain (loss) amortization (net of tax of $0.4, $0.4, $1.8 and $0.7, respectively)	2.3	4.3	9.1	3.8
Other	0.4	—	(0.8)	0.1
Other comprehensive income (loss), net of tax	45.1	16.1	(60.4)	16.9
Comprehensive income (loss)	22.0	(39.2)	(176.9)	(170.3)
Less: comprehensive income (loss) attributable to noncontrolling interests	0.6	(7.5)	(1.3)	(4.0)
Comprehensive income (loss) attributable to Diebold Nixdorf, Incorporated	$21.4	$(31.7)	$(175.6)	$(166.3)
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Six Months Ended
	June 30
	2020	2019
Cash flow from operating activities
Net loss	$(116.5)	$(187.2)
Adjustments to reconcile net loss to cash flow used by operating activities:
Depreciation and amortization	106.5	115.8
Share-based compensation	7.6	14.1
Loss (gain) on sale of assets, net	13.0	15.1
Deferred income taxes	(55.8)	(13.4)
Other	(7.2)	0.6
Changes in certain assets and liabilities
Trade receivables	7.4	23.1
Inventories	(65.0)	(1.2)
Accounts payable	21.5	1.4
Deferred revenue	(9.7)	(10.8)
Sales tax and net value added tax	(23.0)	(23.8)
Prepaid expenses	18.1	3.2
Income taxes	51.6	62.4
Accrued salaries, wages and commissions	(57.1)	(15.3)
Restructuring	(10.8)	(23.0)
Warranty liability	(5.4)	(2.0)
Liabilities held for sale	(16.2)	(12.0)
Pension and post retirement benefits	4.9	2.1
Certain other assets and liabilities	(34.5)	(16.7)
Net cash used by operating activities	(170.6)	(67.6)
Cash flow from investing activities
Capital expenditures	(8.8)	(20.3)
Proceeds from divestitures, net of cash divested	(47.9)	8.2
Proceeds from maturities of short-term investments	104.1	108.2
Payments for purchases of short-term investments	(103.0)	(85.8)
Increase in certain other assets	1.2	(11.8)
Net cash used by investing activities	(54.4)	(1.5)
Cash flow from financing activities
Debt issuance costs	(3.8)	—
Revolving credit facility borrowings (repayments), net	385.9	(10.0)
Other debt borrowings	20.0	19.6
Other debt repayments	(90.5)	(42.9)
Distributions to noncontrolling interest holders	—	(98.0)
Other	(5.5)	(1.6)
Net cash provided (used) by financing activities	306.1	(132.9)
Effect of exchange rate changes on cash and cash equivalents	(10.8)	0.2
Change in cash, cash equivalents and restricted cash	70.3	(201.8)
Add: Cash included in assets held for sale at beginning of period	97.2	7.3
Less: Cash included in assets held for sale at end of period	2.0	4.1
Cash, cash equivalents and restricted cash at the beginning of the period	280.9	458.4
Cash, cash equivalents and restricted cash at the end of the period	$446.4	$259.8
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2020
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

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s annual report on Form 10-K for the year ended December 31, 2019. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may involve risks and uncertainties that could significantly impact expected future results. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of results to be expected for the full year.

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

Note 2: Leases

The Company utilizes lease agreements to meet its operating needs. These leases support global staff via the use of office space, warehouses, vehicles and information technology (IT) equipment. The Company utilizes both operating and finance leases in its

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

portfolio of leased assets; however, the majority of these leases are classified as operating. A significant portion of the volume of the lease portfolio is in fleet vehicles and IT office equipment; however, real estate leases constitute a majority of the value of the right-of-use (ROU) assets. Lease agreements are utilized worldwide, with the largest location concentration in the United States, Germany and India. The Company's lease population has initial lease terms ranging from less than one year to approximately ten years. Some leases include one or more options to renew, with renewal terms that can extend the lease term from six months to 15 years.

The following table summarizes the weighted-average remaining lease terms and discount rates related to the Company's lease population at:

	June 30, 2020	June 30, 2019
Weighted-average remaining lease terms (in years)
Operating leases	4.3	4.1
Finance leases	3.9	2.6
Weighted-average discount rate
Operating leases	11.4%	13.8%
Finance leases	11.5%	26.7%

The weighted-average discount rates used for operating and finance leases varies due to the jurisdictional composition. The Company has an immaterial amount of finance leases. In 2019, the Company's finance leases were primarily comprised of leases in Turkey, which have higher interest rates. The weighted-average discount rate for finance leases decreased in 2020 compared to 2019 due to an increase in finance leases globally that had rates lower than the rates for Turkish leases.

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

As of June 30, 2020, the Company did not have any material leases that have not yet commenced but that create significant rights and obligations.

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
FORM 10-Q as of June 30, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table summarizes the components of lease expense:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Lease expense
Operating lease expense	$23.3	$21.5	$47.3	$42.1
Finance lease expense
Amortization of ROU lease assets	$0.4	$0.2	$0.7	$0.3
Interest on lease liabilities	$0.2	$0.1	$0.3	$0.2
Variable lease expense	$2.8	$5.0	$4.6	$8.2

The following table summarizes the maturities of lease liabilities:

	Operating	Finance
2020 (excluding the six months ended June 30, 2020)	$42.2	$1.1
2021	52.0	2.1
2022	31.4	1.2
2023	18.9	0.5
2024	13.7	0.5
Thereafter	24.1	0.7
Total	182.3	6.1
Less: Present value discount	(36.0)	(1.0)
Lease liability	$146.3	$5.1

The following table summarizes the cash flow information related to leases:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating - operating cash flows	$18.6	$19.4	$44.0	$41.3
Finance - financing cash flows	$0.5	$0.1	$0.8	$0.2
Finance - operating cash flows	$0.3	$0.1	$0.4	$0.2
ROU lease assets obtained in the exchange for lease liabilities
Operating leases	$3.1	$26.1	$7.7	$40.8
Finance leases	$2.7	$0.1	$3.9	$2.1

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table summarizes the balance sheet information related to leases:

	June 30, 2020	December 31, 2019
Assets
Operating	$145.0	$167.5
Finance	5.3	2.4
Total leased assets	$150.3	$169.9

Current liabilities
Operating	$54.5	$62.8
Finance	1.6	0.9
Noncurrent liabilities
Operating	91.8	106.4
Finance	3.5	1.4
Total lease liabilities	$151.4	$171.5

Operating and finance leases are included in other assets, other current liabilities and other liabilities on the condensed consolidated balance sheets.

Note 3: Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per share includes the dilutive effect of potential common shares outstanding. Under the two-class method of computing earnings (loss) per share, non-vested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities. The Company’s participating securities include restricted stock units (RSUs), director deferred shares and shares that were vested but deferred by employees. The Company calculated basic and diluted earnings (loss) per share under both the treasury stock method and the two-class method. For the three and six months ended June 30, 2020 and 2019, there were no differences in the earnings (loss) per share amounts calculated under the two methods. Accordingly, the treasury stock method is disclosed below; however, the weighted-average number of shares used in the computation of diluted earnings (loss) per share are excluded due to the Company's net loss.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table represents amounts used in computing earnings (loss) per share and the effect on the weighted-average number of shares of dilutive potential common shares:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
Numerator
Income (loss) used in basic and diluted loss per share
Net loss	$(23.1)	$(55.3)	$(116.5)	$(187.2)
Net (income) loss attributable to noncontrolling interests	0.6	(5.0)	—	(4.2)
Net loss attributable to Diebold Nixdorf, Incorporated	$(23.7)	$(50.3)	$(116.5)	$(183.0)
Denominator
Weighted-average number of common shares used in basic and diluted loss per share (1)	77.6	76.7	77.4	76.5
Net loss attributale to Diebold Nixdorf, Incorporated
Basic and diluted loss per share	$(0.31)	$(0.66)	$(1.51)	$(2.39)

Anti-dilutive shares
Anti-dilutive shares not used in calculating diluted weighted-average shares	3.7	3.4	2.7	3.8
(1)Incremental shares of 0.5 and 1.8 for the three months ended June 30, 2020 and 2019, respectively, and 1.0 and 1.5 for the six months ended June 30, 2020 and 2019, would have been included in the weighted-average number of shares used in the computation of diluted earnings (loss) per share because their effects are dilutive, but are excluded due to the Company's net loss.

Note 4: Share-Based Compensation

The Company’s share-based compensation to employees is recognized based on grant-date fair values during the period in which the employee is required to provide services in exchange for the award. Share-based compensation is primarily recognized as a component of selling and administrative expense. Total share-based compensation expense was $3.6 and $4.8 for the three months ended June 30, 2020 and 2019, respectively, and $7.6 and $14.1 for the six months ended June 30, 2020 and 2019, respectively. The decrease in share-based compensation of $6.5 for the six months ended June 30, 2020 is primarily due to a reduction in shares granted. The Company has certain performance and restricted stock units that will be settled in cash and are accounted for as liabilities. The total compensation expense for these awards was $3.3 and $2.8 for the three months ended June 30, 2020 and 2019, respectively, and $6.4 and $4.9 for the six months ended June 30, 2020 and 2019, respectively. These awards vest ratably over a three year period.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Options outstanding and exercisable as of June 30, 2020 are included under the Company’s 1991 Equity and Performance Incentive Plan (as Amended and Restated as of February 12, 2014) (the 1991 Plan) and the Company's 2017 Equity and Performance Incentive Plan (the 2017 Plan). Changes during the six months ended June 30, 2020 were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
		(per share)	(in years)
Outstanding at January 1, 2020	2.4	$14.89
Expired or forfeited	(0.1)	$31.74
Granted	0.4	$12.54
Outstanding at June 30, 2020	2.7	$14.30	8	$1.9
Options exercisable at June 30, 2020	1.4	$19.66	7	$0.6
Options vested and expected to vest (2) at June 30, 2020	2.7	$14.30	8	$1.9
(1)The aggregate intrinsic value (the difference between the closing price of the Company’s common shares on the last trading day of the first quarter of 2020 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders exercised their options on June 30, 2020. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common shares.
(2)The options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding non-vested options.

The following table summarizes information on non-vested RSUs and performance shares relating to employees and non-employee directors for the six months ended June 30, 2020:

	Number of Shares	Weighted-Average Grant-Date Fair Value
RSUs:
Non-vested at January 1, 2020	2.2	$9.99
Forfeited	(0.1)	$14.97
Vested	(1.0)	$12.61
Granted	0.9	$10.64
Non-vested at June 30, 2020	2.0	$8.94
Performance Shares:
Non-vested at January 1, 2020	2.4	$26.44
Forfeited	(0.8)	$34.70
Vested	(0.3)	$26.60
Non-vested at June 30, 2020	1.3	$21.76

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

As of June 30, 2020, there were 0.1 non-employee director deferred shares vested and outstanding.

On May 1, 2020, the Company's shareholders approved amendments to the 2017 Plan, which provide for an additional 1.9  common shares available for award.

Note 5: Income Taxes

The effective tax rate on the loss was 12.8 percent and (16.6) percent for the three and six months ended June 30, 2020, respectively. The tax benefit for the three months ended June 30, 2020 was attributable to current quarter pre-tax losses. The tax expense for the six months ended June 30, 2020 was primarily attributable to gain recognized for tax purposes on the surrender of Company-owned life insurance (COLI) plans, partially offset by release of valuation allowance against U.S. foreign tax

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

credits expected to be utilized against current year income tax. Also as a result of the tax gain on the surrender of COLI policies, it is not expected that a valuation allowance will be required against carryforwards of disallowed interest.

The effective tax rate on the loss was (20.0) percent and (59.5) percent for the three and six months ended June 30, 2019, respectively. The tax expense on the loss was due primarily to the tax impacts of the U.S.Tax Cuts and Jobs Act (Tax Act) on the estimated projected tax rate, more specifically, the impacts of the global intangible low-taxed income (GILTI) and base erosion and anti-abuse tax (BEAT). The tax expense for the six months ended June 30, 2019, in addition, was impacted by the Barbados structure collapse that the Company executed during the first quarter and resulted in additional tax discrete expense, which was offset in part by the valuation allowance release relating to the Company’s nondeductible interest expense, which was carried forward from December 31, 2018. The above items noted as well as the Company’s jurisdictional income (loss) mix and varying respective statutory rates are the primary drivers of the quarterly tax rate.

Note 6: Inventories

Major classes of inventories are summarized as follows:

	June 30, 2020	December 31, 2019
Finished goods	$181.9	$157.4
Service parts	167.4	175.4
Raw materials and work in process	164.1	133.7
Total inventories	$513.4	$466.5

Note 7: Investments

The Company’s investments, primarily in Brazil, consist of certificates of deposit that are recorded at fair value based upon quoted market prices. Changes in fair value are recognized in investment income, determined using the specific identification method, and were minimal. There were no gains from the sale of securities or proceeds from the sale of securities for the three and six months ended June 30, 2020 and 2019.

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

The Company’s investments subject to fair value measurement consist of the following:

	Cost Basis	Unrealized Gain / (Loss)	Fair Value
As of June 30, 2020
Short-term investments
Certificates of deposit	$9.0	$—	$9.0
Long-term investments
Assets held in a rabbi trust	$5.2	$0.5	$5.7

As of December 31, 2019
Short-term investments
Certificates of deposit	$10.0	$—	$10.0
Long-term investments
Assets held in a rabbi trust	$5.5	$0.7	$6.2
Securities and other investments also includes a cash surrender value of insurance contracts of $11.7 and $15.2 as of June 30, 2020 and December 31, 2019, respectively. The decrease is primarily due to death benefits paid. During the second quarter of 2020, the Company created a plan to close and surrender several of its COLI plans. As a result, the Company received proceeds of $7.2 for the close of one plan and recorded this to Miscellaneous, net within Other Income (Expense) on the Condensed

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Consolidated Statement of Operations during the three months ended June 30, 2020. The Company expects to close the remaining plans during the third quarter of 2020.

The Company has certain strategic alliances that are not consolidated. The Company tests these strategic alliances annually, individually and in the aggregate, to determine materiality. The Company owns 48.1 percent of Inspur (Suzhou) Financial Technology Service Co. Ltd. (Inspur JV), which increased from 40.0 percent as a result of the divestiture of the Company's operations in China (refer to note 15). Additionally, the Company owns 43.6 percent of Aisino-Wincor Retail & Banking Systems (Shanghai) Co., Ltd. (Aisino JV). The Company engages in transactions in the ordinary course of business with its strategic alliances. The Company's strategic alliances are not significant subsidiaries and are accounted for under the equity method of accounting. As of June 30, 2020, the Company had accounts receivable and accounts payable balances with these strategic alliances of $13.7 and $40.9, respectively, which are included in trade receivables, less allowances for doubtful accounts and accounts payable on the condensed consolidated balance sheets. The Company continues to assess these strategic alliances as part of the optimization of its portfolio of businesses, which may include the exit or restructuring of these businesses.

The Company provides financing arrangements to customers purchasing its products. These financing arrangements are largely classified and accounted for as sales-type leases.

The following table presents the components of finance lease receivables as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Gross minimum lease receivables	$41.2	$41.8
Allowance for credit losses	(0.3)	(0.3)
Estimated unguaranteed residual values	0.2	0.2
	41.1	41.7
Less:
Unearned interest income	(1.7)	(2.8)
Total	$39.4	$38.9

Future minimum payments due from customers under finance lease receivables as of June 30, 2020 are as follows:

2020	12.7
2021	8.4
2022	7.1
2023	5.3
2024	4.7
Thereafter	3.0
$41.2

There were no significant changes in provision for credit losses, recoveries and write-offs during the six months ended June 30, 2020 and 2019. As of June 30, 2020, finance leases and notes receivable individually evaluated for impairment were $39.7 and $4.6, respectively, with no provision recorded. As of June 30, 2019, finance leases and notes receivable individually evaluated for impairment were $36.3 and $4.9, respectively. There have been no material changes to the maturities on the finance lease receivables since December 31, 2019. The income related to the finance lease receivables was minimal for the three and six months ended June 30, 2020.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

receipt of payment on nonaccrual financing receivables, interest income is recognized and accrual of interest is resumed once the account has been made current or the specific circumstances have been resolved.

On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic and recommended actions for containment and mitigation. The Company continues to actively monitor the impact of the COVID-19 pandemic, which will likely impact the global economy including our business and results of operations for the rest of 2020. The extent of the COVID-19 impact to our operations will depend largely on future developments, along with any new information that may emerge regarding the severity of the pandemic and the actions taken by government authorities to mitigate the spread of the virus, among other factors, all of which are highly uncertain and cannot be accurately predicted.

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

Note 8: Goodwill and Other Assets

The Company’s three reportable operating segments are Eurasia Banking, Americas Banking and Retail. The Company has allocated goodwill to its Eurasia Banking, Americas Banking and Retail reportable operating segments. The changes in carrying amounts of goodwill within the Company's segments are summarized as follows:

	Eurasia Banking	Americas Banking	Retail	Total
Goodwill	$598.6	$437.3	$233.2	$1,269.1
Accumulated impairment	(291.7)	(122.0)	(57.2)	(470.9)
Balance at January 1, 2019	$306.9	$315.3	$176.0	$798.2
Transferred to assets held for sale	(11.7)	—	—	(11.7)
Divestitures	(0.4)	—	(3.9)	(4.3)
Currency translation adjustment	(7.3)	(6.0)	(4.9)	(18.2)
Goodwill	$579.2	$431.3	$224.4	$1,234.9
Accumulated impairment	(291.7)	(122.0)	(57.2)	(470.9)
Balance at December 31, 2019	$287.5	$309.3	$167.2	$764.0
Transferred to assets held for sale	(6.4)	—	—	(6.4)
Currency translation adjustment	7.0	5.8	4.7	17.5
Goodwill	$579.8	$437.1	$229.1	$1,246.0
Accumulated impairment	(291.7)	(122.0)	(57.2)	(470.9)
Balance at June 30, 2020	$288.1	$315.1	$171.9	$775.1

In accordance with the Company's accounting policy, goodwill is tested for impairment annually during the fourth quarter.

The Company identified four reporting units, which are Eurasia Banking, Americas Banking, EMEA Retail and Rest of World Retail. The Company considered there to be a triggering event and as a result of analysis performed during the first quarter of 2020, the Eurasia Banking, Americas Banking and EMEA Retail reporting units had sufficient cushion of estimated fair value in excess of carrying value as of June 30, 2020. Rest of World Retail had no goodwill as of June 30, 2020 and December 31, 2019. Changes in certain assumptions or the Company's inability to execute on the current plan could have a significant impact to the estimated fair value of the reporting units.

As a result of the uncertainty related to the COVID-19 pandemic, the Company could experience unfavorable impacts in the results of the reporting units and to the various assumptions used in the analysis of goodwill and will continue to assess potential triggering events.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following summarizes information on intangible assets by major category:

		June 30, 2020			December 31, 2019
	Weighted-average remaining useful lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships, net	5.7 years	$695.3	$(286.1)	$409.2	$698.7	$(251.0)	$447.7

Internally-developed software	1.7 years	187.1	(146.9)	40.2	178.2	(132.2)	46.0
Development costs non-software	1.7 years	51.2	(50.3)	0.9	51.5	(47.5)	4.0
Other intangibles	2.5 years	76.1	(72.3)	3.8	79.3	(74.7)	4.6
Other intangible assets, net		314.4	(269.5)	44.9	309.0	(254.4)	54.6
Total		$1,009.7	$(555.6)	$454.1	$1,007.7	$(505.4)	$502.3

Amortization expense on capitalized software of $7.3 and $8.3 was included in service and software cost of sales for the three months ended June 30, 2020 and 2019, respectively, and $14.5 and $16.9 for the six months ended June 30, 2020 and June 30, 2019, respectively. The Company's total amortization expense, including deferred financing costs, was $33.3 and $36.5 for the three months ended June 30, 2020 and 2019, respectively, and $66.5 and $73.6 for the six months ended June 30, 2020 and 2019, respectively.

Note 9: Guarantees and Product Warranties

The Company provides its global operations guarantees and standby letters of credit through various financial institutions for suppliers, customers, regulatory agencies and insurance providers. If the Company is not able to make payments or fulfill contractual obligations, the suppliers, customers, regulatory agencies and insurance providers may draw on the pertinent bank. At June 30, 2020, the maximum future payment obligations related to these various guarantees totaled $97.2, of which $26.6 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2019, the maximum future payment obligations relative to these various guarantees totaled $108.2, of which $25.2 represented standby letters of credit to insurance providers, and no associated liability was recorded.

The Company provides its customers a manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts.

Changes in the Company’s warranty liability balance are illustrated in the following table:

	June 30, 2020	June 30, 2019
Balance at January 1	$36.9	$40.1
Current period accruals	11.8	6.2
Current period settlements	(17.1)	(6.3)
Currency translation adjustment	(1.7)	(1.5)
Balance at June 30	$29.9	$38.5

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 10: Restructuring

The following table summarizes the impact of the Company’s restructuring charges on the condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cost of sales – services	$1.6	$2.6	$2.5	$4.1
Selling and administrative expense	8.9	4.8	16.5	7.0
Research, development and engineering expense	1.0	(0.1)	2.5	—
Loss on sale of assets, net	—	0.1	—	0.1
Total	$11.5	$7.4	$21.5	$11.2

The following table summarizes the Company’s type of restructuring charges by reportable operating segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Severance
Eurasia Banking	$5.8	$1.3	$8.1	$2.8
Americas Banking	0.7	0.2	1.1	0.6
Retail	3.4	2.8	8.8	3.6
Corporate	1.6	3.0	3.5	4.1
Total severance	$11.5	$7.3	$21.5	$11.1

Other - Americas Banking	—	0.1	—	0.1
Total	$11.5	$7.4	$21.5	$11.2

DN Now

During the second quarter of 2018, the Company began implementing DN Now to deliver greater, more sustainable profitability. The gross annualized savings target for DN Now is approximately $470 through 2021. In order to achieve these savings, the Company has and will continue to restructure the workforce, integrate and optimize systems and processes, transition workloads to lower cost locations and consolidate real estate holdings. Additional near-term activities include continuation of the services modernization plan, rationalizing of the Company's product portfolio and further reducing the Company's selling and administrative expense. The Company incurred restructuring charges of $11.5 and $7.4 for the three months ended June 30, 2020 and 2019, respectively, and $21.5 and $11.2 for the six months ended June 30, 2020 and 2019, respectively, related to DN Now. The Company anticipates additional restructuring costs of approximately $29 to $49 through the end of the plan, primarily related to severance.

The following table summarizes the Company's cumulative total restructuring costs by plan as of June 30, 2020:

	DN Now
	Severance	Other	Total
Eurasia Banking	$54.9	$—	$54.9
Americas Banking	11.5	0.1	11.6
Retail	31.0	—	31.0
Corporate	33.1	—	33.1
Total	$130.5	$0.1	$130.6

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table summarizes the Company’s restructuring accrual balances and related activity for the six months ended June 30, 2020:

	2020	2019
Balance at January 1	$42.6	$56.9
Liabilities incurred	21.5	11.2
Liabilities paid/settled	(32.5)	(34.6)
Balance at June 30	$31.6	$33.5

Note 11: Debt

Outstanding debt balances were as follows:

	June 30, 2020	December 31, 2019
Notes payable
Uncommitted lines of credit	$7.6	$5.0
Revolving Facility	68.8	—
Term Loan A-1 Facility	16.3	16.3
Term Loan B Facility - USD	4.8	4.8
Term Loan B Facility - Euro	4.6	4.7
Other	—	1.7
	$102.1	$32.5
Long-term debt
Revolving Facility	$317.1	$—
2022 Term Loan A Facility	358.1	370.3
Term Loan A-1 Facility	574.1	602.6
Term Loan B Facility - USD	388.1	404.0
Term Loan B Facility - Euro	378.4	395.1
2024 Senior Notes	400.0	400.0
Other	3.6	1.3
	2,419.4	2,173.3
Long-term deferred financing fees	(57.0)	(64.6)
	$2,362.4	$2,108.7

As of June 30, 2020, the Company had various international short-term uncommitted lines of credit with borrowing limits of $46.1. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of June 30, 2020 and December 31, 2019 was 6.11 percent and 9.03 percent, respectively, and primarily relate to higher interest rate, short-term uncommitted lines of credit in Turkey and Brazil. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at June 30, 2020 was $38.5.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The cash flows related to debt borrowings and repayments were as follows:

	Six Months Ended
	June 30,
	2020	2019
Revolving credit facility borrowings	$461.0	$536.2

Revolving credit facility repayments	$(75.1)	$(546.2)

Other debt borrowings
International short-term uncommitted lines of credit borrowings	$20.0	$19.6

Other debt repayments
Payments on 2022 Term Loan A Facility under the Credit Agreement	$(12.2)	$—
Payments Term Loan A-1 Facility under the Credit Agreement	(28.6)	(8.1)
Payments on Term Loan B Facility - USD under the Credit Agreement	(15.9)	(2.4)
Payments on Term Loan B Facility - Euro under the Credit Agreement	(15.2)	(2.4)
International short-term uncommitted lines of credit and other repayments	(18.6)	(30.0)
	$(90.5)	$(42.9)

As of June 30, 2020, the Company had a revolving and term loan credit agreement (the Credit Agreement), with a revolving facility of up to $412.5 (the Revolving Facility). On December 23, 2020, $68.8 of the Revolving Facility was scheduled to mature. The weighted-average interest rate on outstanding Revolving Facility borrowings as of June 30, 2020 and December 31, 2019 was 4.46 percent and 6.01 percent, respectively, which is variable based on the London Interbank Offered Rate (LIBOR). There was no additional amount available under the Revolving Facility as of June 30, 2020, after excluding $26.6 in letters of credit.

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

As of June 30, 2020, the interest rate with respect to the Term Loan A-1 Facility was based on, at the Company’s option, either the alternative base rate (ABR) plus 8.25 percent or a eurocurrency rate plus 9.25 percent. The Term A-1 Facility was scheduled to mature in August 2022, the fourth anniversary of the Sixth Amendment. The Term Loan A-1 Facility was subject to a maximum consolidated net leverage ratio, a minimum consolidated interest coverage ratio and certain covenant reset triggers

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

(Covenant Reset Triggers) as described in the Sixth Amendment. Upon the occurrence of any Covenant Reset Trigger, the financial covenant levels will automatically revert to previous financial covenant levels in effect prior to the Sixth Amendment.

On August 7, 2019, the Company entered into a seventh amendment (the Seventh Amendment) to its Credit Agreement. The Seventh Amendment amended and extended certain of the Term A Loans, Revolving Credit Commitments and Revolving Credit Loans maturing on December 23, 2020 (collectively, the 2020 Facilities), to April 30, 2022, to be effected by an exchange of 2020 Term A Loans, 2020 Revolving Credit Commitments and 2020 Revolving Credit Loans for 2022 Term A Loans, 2022 Revolving Credit Commitments and 2022 Revolving Credit Loans, respectively.

In connection with the Seventh Amendment, the Company also raised $116.7 of new 2022 Term A Loan financing to fund commitment reduction of the 2020 Revolving Credit Commitments, paydown of the 2020 Revolving Credit Loans and payoff of the remaining 2020 Term A Loans. As a result, as of June 30, 2020, the Company had $317.1 and $68.8 in 2022 and 2020 Revolving Credit Commitments, respectively, as well as $358.1 in outstanding principal amount of 2022 Term A Loan.

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

The Credit Agreement financial ratios at June 30, 2020 were as follows:

•a maximum allowable total net debt to adjusted EBITDA leverage ratio of 6.50 to 1.00 as of June 30, 2020 (reducing to 6.25 on December 31, 2020, 6.00 on June 30, 2021, and 5.75 on December 31, 2021); and
•a minimum adjusted EBITDA to net interest expense coverage ratio of not less than 1.38 to 1.00 (increasing to 1.50 on December 31, 2020, and 1.63 on December 31, 2021).

The Company has $400.0 aggregate principal amount of 8.5% Senior Notes due 2024 (the 2024 Senior Notes), which are and will be guaranteed by certain of Diebold Nixdorf, Incorporated’s existing and future subsidiaries and mature in April 2024.

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
(i)LIBOR with a floor of 0.0%.
(ii)EURIBOR with a floor of 0.0%.

As of June 30, 2020, the debt facilities under the Credit Agreement were secured by substantially all assets of Diebold Nixdorf, Incorporated and its domestic subsidiaries that are borrowers or guarantors under the Credit Agreement, subject to certain exceptions and permitted liens.

The Company's financing agreements contain various financial covenants, including net debt to capitalization, net debt to EBITDA and net interest coverage ratio, along with certain negative covenants that, among other things, limit dividends, acquisitions and the use of proceeds from divestitures. As of June 30, 2020, the Company was in compliance with the financial covenants in its debt agreements.

Refer to note 22 for additional information regarding the July 2020 refinancing transactions.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 12: Redeemable Noncontrolling Interests

Changes in the Company's redeemable noncontrolling interests balance are illustrated in the following table:

	2020	2019
Balance at January 1	$20.9	$130.4
Other comprehensive income	—	(1.7)
Redemption value adjustment	(0.8)	(18.6)
Redemption of shares	—	(88.4)
Balance at June 30	$20.1	$21.7

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

The remaining balance of $20.1 as of June 30, 2020 relates to a certain noncontrolling interest in Europe, which has put right redemption features not within the control of the Company that are included in redeemable noncontrolling interests. The results of operations were not significant. The ultimate amount and timing of any future cash payments related to the put rights are uncertain.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 13: Equity

The following tables present changes in shareholders' equity attributable to Diebold Nixdorf, Incorporated and the noncontrolling interests:

					Accumulated Other Comprehensive Income (Loss)	Total Diebold Nixdorf, Incorporated Shareholders' Equity
	Common Shares	Additional Capital	Accumulated Deficit	Treasury Shares			Non-controlling Interests	Total Equity
Balance, December 31, 2019	$115.3	$773.9	$(472.3)	$(571.9)	$(375.3)	$(530.3)	$24.0	$(506.3)
Net loss			(92.8)			(92.8)	(0.6)	(93.4)
Other comprehensive loss					(104.2)	(104.2)	(1.3)	(105.5)
Share-based compensation issued	1.4	(1.4)				—		—
Share-based compensation expense		4.0				4.0		4.0
Treasury shares				(4.6)		(4.6)		(4.6)
Divestitures, net						—	(4.8)	(4.8)
Balance, March 31, 2020	$116.7	$776.5	$(565.1)	$(576.5)	$(479.5)	$(727.9)	$17.3	$(710.6)
Net loss			(23.7)			(23.7)	0.6	(23.1)
Other comprehensive loss					45.1	45.1	—	45.1
Share-based compensation issued	0.2	(0.2)				—		—
Share-based compensation expense		3.6				3.6		3.6
Treasury shares				(0.1)		(0.1)		(0.1)
Divestitures, net						—	(23.4)	(23.4)
Balance, June 30, 2020	116.9	779.9	(588.8)	(576.6)	(434.4)	(703.0)	(5.5)	(708.5)

					Accumulated Other Comprehensive Income (Loss)	Total Diebold Nixdorf, Incorporated Shareholders' Equity
	Common Shares	Additional Capital	Accumulated Deficit	Treasury Shares			Non-controlling Interests	Total Equity
Balance, December 31, 2018	$114.2	$741.8	$(131.0)	$(570.4)	$(304.3)	$(149.7)	$26.8	$(122.9)
Net income (loss)			(132.7)			(132.7)	0.8	(131.9)
Other comprehensive income (loss)					(1.9)	(1.9)	2.7	0.8
Share-based compensation issued	0.7	(0.7)				—		—
Share-based compensation expense		9.3				9.3		9.3
Treasury shares				(1.1)		(1.1)		(1.1)
Reclassification of guaranteed dividend to accrued liabilities						—	(0.6)	(0.6)
Reclassifications of redeemable noncontrolling interest		10.6				10.6	—	10.6
Divestitures, net						—	(3.0)	(3.0)
Balance, March 31, 2019	$114.9	$761.0	$(263.7)	$(571.5)	$(306.2)	$(265.5)	$26.7	$(238.8)
Net income (loss)			(50.3)			(50.3)	(5.0)	(55.3)
Other comprehensive loss					18.6	18.6	(2.5)	16.1
Share-based compensation issued	0.3	(0.3)				—		—
Share-based compensation expense		4.8				4.8		4.8
Treasury shares				(0.3)		(0.3)		(0.3)
Reclassification of guaranteed dividend to accrued liabilities						—	5.6	5.6
Reclassifications of redeemable noncontrolling interest		(0.2)				(0.2)		(0.2)
Divestitures, net						—	—	—
Balance, June 30, 2019	$115.2	$765.3	$(314.0)	$(571.8)	$(287.6)	$(292.9)	$24.8	$(268.1)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 14: Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the three months ended June 30, 2020:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2020	$(326.8)	$(1.9)	$(10.0)	$(139.8)	$(1.0)	$(479.5)
Other comprehensive income (loss) before reclassifications (1)	42.5	1.5	(2.4)	—	0.4	42.0
Amounts reclassified from AOCI	—	—	0.8	2.3	—	3.1
Net current-period other comprehensive income (loss)	42.5	1.5	(1.6)	2.3	0.4	45.1
Balance at June 30, 2020	$(284.3)	$(0.4)	$(11.6)	$(137.5)	$(0.6)	$(434.4)
(1) Other comprehensive income (loss) before reclassifications within the translation component excludes nominal translation attributable to noncontrolling interests.

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the three months ended June 30, 2019:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2019	$(191.2)	$(2.5)	$8.8	$(121.5)	$0.2	$(306.2)
Other comprehensive income (loss) before reclassifications	16.5	0.7	(3.4)	—	—	13.8
Amounts reclassified from AOCI	—	—	0.5	4.3	—	4.8
Net current-period other comprehensive income (loss)	16.5	0.7	(2.9)	4.3	—	18.6
Balance at June 30, 2019	$(174.7)	$(1.8)	$5.9	$(117.2)	$0.2	$(287.6)
(1) Other comprehensive income (loss) before reclassifications within the translation component excludes $(2.5) of translation attributable to noncontrolling interests.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the six months ended June 30, 2020:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2020	$(231.5)	$(2.6)	$5.2	$(146.6)	$0.2	$(375.3)
Other comprehensive income (loss) before reclassifications (1)	(52.8)	2.2	(22.1)	—	(0.8)	(73.5)
Amounts reclassified from AOCI	—	—	5.3	9.1	—	14.4
Net current-period other comprehensive income (loss)	(52.8)	2.2	(16.8)	9.1	(0.8)	(59.1)
Balance at June 30, 2020	$(284.3)	$(0.4)	$(11.6)	$(137.5)	$(0.6)	$(434.4)
(1) Other comprehensive income (loss) before reclassifications within the translation component excludes $1.3 of translation attributable to noncontrolling interests.

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the six months ended June 30, 2019:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2019	$(192.1)	$(1.9)	$10.6	$(121.0)	$0.1	$(304.3)
Other comprehensive income (loss) before reclassifications (1)	17.4	0.1	(5.7)	—	0.1	11.9
Amounts reclassified from AOCI	—	—	1.0	3.8	—	4.8
Net current-period other comprehensive income (loss)	17.4	0.1	(4.7)	3.8	0.1	16.7
Balance at June 30, 2019	$(174.7)	$(1.8)	$5.9	$(117.2)	$0.2	$(287.6)
(1) Other comprehensive income (loss) before reclassifications within the translation component excludes $0.2 of translation attributable to noncontrolling interests.

The following table summarizes the details about the amounts reclassified from AOCI:

	Three Months Ended		Six Months Ended		Affected Line Item in the Statement of Operations
	June 30,		June 30,
	2020	2019	2020	2019
Interest rate hedges	$0.8	$0.5	$5.3	$1.0	Interest expense
Pension and post-retirement benefits:
Net actuarial gain (loss) amortization (net of tax of $0.4, $0.4, $1.8 and $0.7, respectively)	2.3	4.3	9.1	3.8	(1)
Total reclassifications for the period	$3.1	$4.8	$14.4	$4.8
(1) Pension and other post-retirement benefits AOCI components are included in the computation of net periodic benefit cost (refer to note 16).

Note 15: Acquisitions and Divestitures

Divestitures
In 2020, the Company divested several non-core, non-accretive businesses in Eurasia, which resulted in a loss of $14.8 and $13.0 for the three and six months ended June 30, 2020, respectively. The loss of $14.8 for the three months ended June 30, 2020 included losses on two transactions, and the loss of $13.0 for the six months ended June 30, 2020 included the losses on those two transactions in the second quarter, as well as the gain on a transaction completed in the first quarter, all further discussed below.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

In the first quarter of 2020, the Company divested Portavis GmbH, a non-core, Eurasia Banking consulting business, which resulted in a gain of $1.8 and cash consideration received of $10.1, excluding cash divested.

In the second quarter of 2020, the Company divested a portion of its operations in China, which resulted in a loss of $8.6 and consideration received of $26.8 along with increased ownership in Inspur, from 40.0 percent to 48.1 percent. Additionally, the Company sold Cryptera A/S, a Danish subsidiary, which resulted in a loss of $5.9 during the three months ended June 30, 2020.

In 2019, the Company exited and divested certain non-core, non-accretive business which resulted in a loss of $11.7 and $15.1 for the three and six months ended June 30, 2019, respectively. In the first quarter of 2019, the Company divested its interest in Projective NV, a program and project management services business for financial institutions included in Eurasia Banking operating segment, for $4.2 in proceeds, net of cash transferred resulting in a loss $2.8. During the first quarter of 2019, the Company also recorded a loss of $4.1 on the divestiture of its Venezuela business included in the Americas Banking operating segment and a gain of $3.5 related to the Company’s exit activities of certain entities in the Netherlands, included in the Retail operating segment. During the second quarter of 2019, the Company identified an immaterial error in the first quarter of 2019 for the loss (gain) on sale of assets, net related to this divestiture. Management determined this error was not material to the prior period and recorded the correction in the three months ended June 30, 2019 resulting in a $9.5 charge in the loss (gain) on the sale of assets, net.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2020
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

The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans and other benefits for the three months ended June 30:

	Pension Benefits
	U.S.Plans		Non-U.S. Plans		Other Benefits
	2020	2019	2020	2019	2020	2019
Components of net periodic benefit cost
Service cost	$0.9	$0.9	$2.6	$2.4	$—	$—
Interest cost	4.7	5.5	1.0	1.7	0.1	0.4
Expected return on plan assets	(6.4)	(6.2)	(3.2)	(3.2)	—	—
Recognized net actuarial loss	2.0	1.3	(0.2)	(0.4)	—	0.2
Net periodic pension benefit cost	$1.2	$1.5	$0.2	$0.5	$0.1	$0.6

The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans and other benefits for the six months ended June 30:

	Pension Benefits
	U.S.Plans		Non-U.S. Plans		Other Benefits
	2020	2019	2020	2019	2020	2019
Components of net periodic benefit cost
Service cost	$1.9	$1.8	$5.1	$4.9	$—	$—
Interest cost	9.4	11.0	2.0	3.3	0.1	0.5
Expected return on plan assets	(12.7)	(12.4)	(6.5)	(6.3)	—	—
Recognized net actuarial loss	3.9	2.6	(0.3)	(0.8)	(0.1)	0.2
Other	—	—	0.1	—	—	—
Net periodic pension benefit cost	$2.5	$3.0	$0.4	$1.1	$—	$0.7

Contributions

There have been no significant changes to the expected 2020 plan year contribution amounts previously disclosed. For the six months ended June 30, 2020 and June 30, 2019, contributions of $17.9 and $20.5, respectively, were made to the qualified and non-qualified pension plans. The Company received a reimbursement of $13.5 for certain benefits paid from its non-U.S. plan trustee in June 2020. In May 2019, the Company received a reimbursement of $12.9 for certain benefits paid from its non-U.S. plan trustee.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The Company uses derivatives to mitigate the economic consequences associated with fluctuations in currencies and interest rates. The following table summarizes the gain (loss) recognized on derivative instruments:

Derivative instrument	Classification on condensed consolidated statements of operations	Three Months Ended		Six Months Ended
		June 30,		June 30,
		2020	2019	2020	2019
Non-designated hedges and interest rate swaps	Interest expense	$(3.4)	$(0.4)	$(4.9)	$(1.5)
Foreign exchange forward contracts and cash flow hedges	Net sales	0.2	(0.4)	0.5	(0.5)
Foreign exchange forward contracts and cash flow hedges	Foreign exchange gain (loss), net	6.4	0.5	(7.2)	0.7
Total		$3.2	$(0.3)	$(11.6)	$(1.3)

Foreign Exchange

Non-Designated Hedges A substantial portion of the Company’s operations and revenues are international. As a result, changes in foreign exchange rates can create substantial foreign exchange gains and losses from the revaluation of non-functional currency monetary assets and liabilities. The Company's policy allows the use of foreign exchange forward contracts with maturities of up to 24 months to mitigate the impact of currency fluctuations on those foreign currency asset and liability balances. The Company elected not to apply hedge accounting to certain of its foreign exchange forward contracts. Thus, spot-based gains/losses offset revaluation gains/losses within foreign exchange loss, net and forward-based gains/losses represent interest expense or income. The fair value of the Company’s non-designated foreign exchange forward contracts was $(0.6) and $(0.4) as of June 30, 2020 and December 31, 2019, respectively.

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

Procomp Amazonia Industria Electronica S.A. is a BRL-functional-currency subsidiary of Diebold Nixdorf, Incorporated that, on a routine basis and in the normal course of business, makes inventory purchases that are denominated in USD. Upon the completion of customs clearance, accounts payable and inventory are recorded using the daily spot USD-BRL exchange rate, and released to cost of goods sold as inventory is sold. Such expenses expose the Company to exchange rate fluctuations between BRL and USD until the accounts payable and inventory is recorded. To hedge this risk, the Company enters into and designates certain foreign currency forward contracts to sell BRL and buy USD as cash flow hedges of the Company’s USD-denominated inventory purchases.

Derivative instruments are recorded on the balance sheet at fair value. For transactions designated as cash flow hedges, the effective portion of changes in the fair value are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged forecasted transactions impact earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. As of June 30, 2020, the Company had the following outstanding foreign currency derivatives that were used to hedge its foreign exchange risks:

Foreign Currency Derivative	Number of Instruments	Notional Sold		Notional Purchased
Currency forward agreements (EUR-GBP)	12	24.0	GBP	27.0	EUR
Currency forward agreements (USD-BRL)	2	7.4	USD	36.9	BRL

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2020
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

The Company has an interest rate swap for a nominal sum of €50.0, which was entered into in May 2010, with a ten-year term from October 1, 2010 until September 30, 2020. This interest rate swap mitigated the interest rate risk associated with the European Investment Bank debt, which was paid in full during 2017. For this interest swap, the three-month EURIBOR is received and a fixed interest rate of 2.97 percent is paid. The interest rate swap is not designated and changes in the fair value of non-designated interest rate swap agreements are recognized in Miscellaneous, net in the condensed consolidated statements of operations. The Company recognized $0.7 and $0.5 of expense relating to the interest rate swap for the three months ended June 30, 2020 and 2019, respectively. The Company recognized $1.2 and $1.0 of expense relating to the interest rate swap for the six months ended June 30, 2020 and 2019, respectively.

Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any additional derivatives that are not designated as hedges.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 18: Fair Value of Assets and Liabilities

Assets and Liabilities Recorded at Fair Value

As a result of the disruption and uncertainty related to the COVID-19 pandemic, fair values may experience volatile movements that cannot be reasonably estimated.

Assets and liabilities subject to fair value measurement are as follows:

		June 30, 2020			December 31, 2019
			Fair Value Measurements Using			Fair Value Measurements Using
	Classification on condensed consolidated Balance Sheets	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets
Short-term investments
Certificates of deposit	Short-term investments	$9.0	$9.0	$—	$10.0	$10.0	$—
Assets held in rabbi trusts	Securities and other investments	5.7	5.7	—	6.2	6.2	—
Foreign exchange forward contracts	Other current assets	4.3	—	4.3	2.9	—	2.9
Interest rate swaps	Other current assets	—	—	—	1.7	—	1.7
Interest rate swaps	Securities and other investments	—	—	—	0.1	—	0.1
Total		$19.0	$14.7	$4.3	$20.9	$16.2	$4.7
Liabilities
Foreign exchange forward contracts	Other current liabilities	$6.3	$—	$6.3	$2.9	$—	$2.9
Interest rate swaps	Other liabilities	12.2	—	12.2	2.3	—	2.3
Deferred compensation	Other liabilities	5.7	5.7	—	6.2	6.2	—
Total		$24.2	$5.7	$18.5	$11.4	$6.2	$5.2

The Company uses the end of period when determining the timing of transfers between levels. During each of the six months ended June 30, 2020 and 2019, there were no transfers between levels.

The carrying amount of the Company's debt instruments approximates fair value except for the 2024 Senior Notes. The fair value and carrying value of the 2024 Senior Notes are summarized as follows:

	June 30, 2020		December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
2024 Senior Notes	$320.5	$400.0	$387.0	$400.0

Refer to note 11 for further details surrounding the Company's long-term debt as of June 30, 2020 compared to December 31, 2019. Additionally, the Company remeasures certain assets to fair value, using Level 3 measurements, as a result of the occurrence of triggering events. There were no significant assets or liabilities that were remeasured at fair value on a non-recurring basis during the periods presented.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2020
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

At June 30, 2020, the Company was a party to several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the condensed consolidated financial statements would not be materially affected by the outcome of these indirect tax claims and/or proceedings or asserted claims.

In addition to these routine indirect tax matters, the Company was party to the proceedings described below:

The Company has challenged multiple customs rulings in Thailand seeking to retroactively collect customs duties on previous imports of automated teller machines (ATMs). In August 2017, March 2019, August 2019, and May 2020 the Supreme Court of Thailand ruled in the Company's favor; finding each time that Customs' attempt to collect duties for importation of ATMs was improper. The surviving matters are immaterial and accordingly, the Company believes a loss is not probable and accordingly, does not have any amount accrued for this contingency.

A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated accrual. The Company estimated the aggregate risk at June 30, 2020 to be up to $57.5 for its material indirect tax matters. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire.

Legal Contingencies

At June 30, 2020, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate were considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims.

In addition to these normal course of business litigation matters, the Company is a party to the proceedings described below:

Diebold Nixdorf Holding Germany GmbH, formerly Diebold Nixdorf Holding Germany Inc. & Co. KGaA (Diebold KGaA) is a party to two separate appraisal proceedings (Spruchverfahren) in connection with the purchase of all shares in its former listed subsidiary, Diebold Nixdorf AG. Both proceedings are pending at the same Chamber for Commercial Matters (Kammer für Handelssachen) at the District Court (Landgericht) of Dortmund (Germany). The first appraisal proceeding relates to the Domination and Profit and Loss Transfer Agreement, dated September 26, 2016 (the DPLTA) entered into by Diebold KGaA and former Diebold Nixdorf AG, which became effective on February 17, 2017. The DPLTA appraisal proceeding was filed by minority shareholders of Diebold Nixdorf AG challenging the adequacy of both the cash exit compensation of €55.02 per Diebold Nixdorf AG share (of which 6.9 shares were then outstanding) and the annual recurring compensation of €2.82 per Diebold Nixdorf AG share offered in connection with the DPLTA.

The second appraisal proceeding relates to the cash merger squeeze-out of minority shareholders of Diebold Nixdorf AG in 2019. The squeeze-out appraisal proceeding was filed by minority shareholders of Diebold Nixdorf AG challenging the

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

adequacy of the cash exit compensation of €54.80 per Diebold Nixdorf AG share (of which 1.4 shares were then outstanding) in connection with the merger squeeze-out.

In both appraisal proceedings, a court ruling would apply to all Diebold Nixdorf AG shares outstanding at the time when the DPLTA or the merger squeeze-out, respectively, became effective. Any cash compensation received by former Diebold Nixdorf AG shareholders in connection with the merger squeeze-out would be netted with any higher cash compensation such shareholder may still claim in connection with the DPLTA appraisal proceeding. While the Company believes that the compensation offered in connection with the DPLTA and the merger squeeze-out was in both cases fair, it notes that German courts often adjudicate increases of the cash compensation to plaintiffs in varying amounts in connection with German appraisal proceedings. Therefore, the Company cannot rule out that the first instance court or an appellate court may increase the cash compensation also in these appraisal proceedings. The Company, however, is convinced that its defense in both appraisal proceedings, which are still at preliminary stages, is supported by strong sets of facts and the Company will continue to vigorously defend itself in these matters.

In July and August 2019, shareholders filed putative class action lawsuits alleging violations of federal securities laws in the United States District Court for the Southern District of New York and the Northern District of Ohio. The lawsuits collectively assert that the Company and three former officers made material misstatements regarding the Company’s business and operations, causing the Company’s common shares to be overvalued from February 14, 2017 to August 1, 2018. The lawsuits have been consolidated before a single judge in the United States District Court for the Southern District of New York and lead plaintiffs appointed. While management remains confident that it has valid defenses to these claims, as with any pending litigation, the Company is unable to predict the final outcome of this matter.

In January 2020, the Company's Board of Directors received a demand letter from alleged shareholders to investigate and pursue claims for breach of fiduciary duty against certain current and former directors and officers based on the Company's statements regarding its business and operations, which are substantially similar to those challenged in the federal securities litigation. The Board has determined to defer consideration of the demand while the federal securities litigation remains pending.

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
FORM 10-Q as of June 30, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following tables present information regarding the Company’s segment performance and provide a reconciliation between segment operating profit and the consolidated income (loss) before income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales summary by segment
Eurasia Banking	$337.7	$430.2	$648.2	$812.8
Americas Banking	331.4	419.9	676.1	782.6
Retail	221.4	300.1	476.9	582.9
Total revenue	$890.5	$1,150.2	$1,801.2	$2,178.3

Intersegment revenue
Eurasia Banking	$32.4	$46.8	$53.8	$102.0
Americas Banking	3.6	5.5	4.9	7.7
Total intersegment revenue	$36.0	$52.3	$58.7	$109.7

Segment gross profit
Eurasia Banking	$102.2	$120.7	$192.0	$230.0
Americas Banking	107.2	96.3	211.7	178.7
Retail	54.6	65.9	114.5	121.7
Total segment gross profit	$264.0	$282.9	$518.2	$530.4

Segment selling and administrative expense
Eurasia Banking	$49.9	$67.1	$97.8	$129.0
Americas Banking	38.8	50.5	80.6	100.8
Retail	34.4	39.3	72.7	77.1
Total segment selling and administrative expense	$123.1	$156.9	$251.1	$306.9

Segment research, development and engineering expense
Eurasia Banking	$12.2	$12.9	$24.2	$26.3
Americas Banking	10.4	13.0	21.5	26.4
Retail	7.1	10.4	15.0	20.3
Total segment research, development and engineering expense	$29.7	$36.3	$60.7	$73.0

Segment operating profit
Eurasia Banking	$40.1	$38.8	70.0	72.5
Americas Banking	58.0	32.5	109.6	51.0
Retail	13.1	15.6	26.8	23.7
Total segment operating profit	111.2	86.9	206.4	147.2

Corporate charges not allocated to segments (1)	(13.0)	(12.9)	(45.2)	(46.1)
Restructuring and DN Now transformation expenses	(26.8)	(28.4)	(68.4)	(43.6)
Net non-routine expense	(50.9)	(38.3)	(98.3)	(74.7)
	(90.7)	(79.6)	(211.9)	(164.4)
Operating profit (loss)	20.5	7.3	(5.5)	(17.2)
Other income (expense)	(47.0)	(53.2)	(94.4)	(99.8)
Loss before taxes	$(26.5)	$(45.9)	$(99.9)	$(117.0)
(1) Corporate charges not allocated to segments include headquarter-based costs associated with procurement, human resources, compensation and benefits, finance and accounting, global development/engineering, global strategy/mergers and acquisitions, global IT, tax, treasury and legal.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Net non-routine expense consists of items that the Company has determined are non-routine in nature and not allocated to the reportable operating segments. Net non-routine expense of $50.9 and $98.3 for the three and six months ended June 30, 2020, respectively, primarily consisted of purchase accounting pre-tax charges for amortization of acquired intangibles, legal, consulting and deal expense and charges related to certain onerous services contracts. Net non-routine expense of $38.3 and $74.7 for the three and six months ended June 30, 2019, respectively, was primarily due purchase accounting pre-tax charges for amortization of acquired intangibles, and legal, consulting and deal expense.

The following table presents information regarding the Company’s segment net sales by service and product solution:

	Three Months Ended		Six Months Ended
	June 30, 2020		June 30, 2020
	2020	2019	2020	2019
Segments
Eurasia Banking
Services	$192.6	$251.2	$398.6	$498.2
Products	145.1	179.0	249.6	314.6
Total Eurasia Banking	337.7	430.2	648.2	812.8

Americas Banking
Services	234.4	252.6	473.9	493.4
Products	97.0	167.3	202.2	289.2
Total Americas Banking	331.4	419.9	676.1	782.6

Retail
Services	132.7	155.5	275.0	296.4
Products	88.7	144.6	201.9	286.5
Total Retail	221.4	300.1	476.9	582.9

Total net sales	$890.5	$1,150.2	$1,801.2	$2,178.3

In the following table, revenue is disaggregated by timing of revenue recognition at June 30, 2020:

Timing of revenue recognition	2020	2019
Products transferred at a point in time	36%	41%
Products and services transferred over time	64%	59%
Net sales	100%	100%

Contract balances

The following table provides 2020 information about receivables and deferred revenue, which represent contract liabilities from contracts with customers:

Contract balance information	Trade Receivables	Contract liabilities
Balance at December 31	$619.3	$320.5
Balance at June 30	$588.8	$300.6

Contract assets are minimal for the periods presented. The amount of revenue recognized during the six months ended June 30, 2020 and 2019 from performance obligations satisfied (or partially satisfied) in previous periods, mainly due to the changes in the estimate of variable consideration and contract modifications was de minimis. There have been $3.8 and $8.6 during the six months ended June 30, 2020 and 2019, respectively, of impairment losses recognized as bad debt related to receivables or contract assets arising from the Company's contracts with customers.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

As of December 31, 2019, the Company had $320.5 of unrecognized deferred revenue constituting the remaining performance obligations that are unsatisfied (or partially unsatisfied). During the six months ended June 30, 2020, the Company recognized revenue of $203.1 related to the Company's deferred revenue balance at December 31, 2019.

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

Transaction price allocated to the remaining performance obligations

As of June 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1,400. The Company generally expects to recognize revenue on the remaining performance obligations over the next twelve months. The Company enters into service agreements with cancellable terms after a certain period without penalty. Unsatisfied obligations reflect only the obligation during the initial term. The Company applies the practical expedient in ASC paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 21: Supplemental Guarantor Information

Diebold Nixdorf, Incorporated issued the 2024 Senior Notes in an offering exempt from the registration requirements of the Securities Act of 1933 (the Securities Act). The 2024 Senior Notes are and will be guaranteed by certain of Diebold Nixdorf, Incorporated's existing and future subsidiaries. The following presents the condensed consolidating financial information separately for:

(i)Diebold Nixdorf, Incorporated (the Parent Company), the issuer of the guaranteed obligations;

(ii)Domestic guarantor subsidiaries, on a combined basis, as specified in the indenture governing the Company's obligations under the 2024 Senior Notes;

(iii)Non-guarantor subsidiaries, on a combined basis;

(iv)Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between the Parent Company, the guarantor subsidiaries, and the non-guarantor subsidiaries, (b) eliminate the investments in its subsidiaries, and (c) record consolidating entries; and

(v)Diebold Nixdorf, Incorporated and subsidiaries on a consolidated basis.

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
FORM 10-Q as of June 30, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Balance Sheet
As of June 30, 2020

	Parent	Domestic Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
ASSETS
Current assets
Cash, cash equivalents and restricted cash	$194.5	$—	$251.9	$—	$446.4
Short-term investments	—	—	9.0	—	9.0
Trade receivables, net	122.4	0.1	466.3	—	588.8
Intercompany receivables	600.0	549.8	670.2	(1,820.0)	—
Inventories	115.3	—	403.0	(4.9)	513.4
Prepaid, income taxes and other current assets	20.1	7.9	317.6	(7.8)	337.8
Total current assets	1,052.3	557.8	2,118.0	(1,832.7)	1,895.4
Securities and other investments	17.4	—	—	—	17.4
Property, plant and equipment, net	52.0	—	153.5	—	205.5
Goodwill	55.5	—	719.6	—	775.1
Deferred income taxes	71.8	6.4	57.1	—	135.3
Customer relationships, net	—	—	409.2	—	409.2
Investment in subsidiary	1,589.6	—	—	(1,589.6)	—
Long-term intercompany receivables	615.9	—	—	(615.9)	—
Other assets	52.0	3.4	227.8	—	283.2
Total assets	$3,506.5	$567.6	$3,685.2	$(4,038.2)	$3,721.1

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities
Notes payable	$93.2	$—	$8.9	$—	$102.1
Accounts payable	81.4	—	398.2	—	479.6
Intercompany payable	1,220.0	45.2	554.8	(1,820.0)	—
Deferred revenue	107.5	—	193.1	—	300.6
Payroll and other benefits liabilities	44.6	—	116.4	—	161.0
Other current liabilities	96.7	0.9	394.8	(7.8)	484.6
Total current liabilities	1,643.4	46.1	1,666.2	(1,827.8)	1,527.9
Long-term debt	2,360.7	—	1.7	—	2,362.4
Long-term intercompany payable	—	—	615.9	(615.9)	—
Other long-term liabilities	205.4	—	313.8	—	519.2
Redeemable noncontrolling interests	—	—	20.1	—	20.1
Total Diebold Nixdorf, Incorporated shareholders' equity	(703.0)	521.5	1,073.0	(1,594.5)	(703.0)
Noncontrolling interests	—	—	(5.5)	—	(5.5)
Total liabilities, redeemable noncontrolling interests and equity	$3,506.5	$567.6	$3,685.2	$(4,038.2)	$3,721.1

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2020
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
FORM 10-Q as of June 30, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended June 30, 2020

	Parent	Domestic Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$276.1	$0.1	$697.2	$(82.9)	$890.5
Cost of sales	190.9	0.1	527.8	(75.9)	642.9
Gross profit (loss)	85.2	—	169.4	(7.0)	247.6
Selling and administrative expense	86.8	0.1	94.7	—	181.6
Research, development and engineering expense	5.4	1.5	28.6	(4.8)	30.7
Loss on sale of assets, net	0.1	—	14.7	—	14.8
	92.3	1.6	138.0	(4.8)	227.1
Operating (loss) income	(7.1)	(1.6)	31.4	(2.2)	20.5
Other income (expense)
Interest income	—	—	2.4	—	2.4
Interest expense	(46.6)	—	(1.7)	—	(48.3)
Foreign exchange (loss) gain, net	0.7	—	(8.3)	—	(7.6)
Miscellaneous, net	28.2	(0.2)	(14.4)	(7.1)	6.5
(Loss) income before taxes	(24.8)	(1.8)	9.4	(9.3)	(26.5)
Income tax (benefit) expense	(14.7)	(2.4)	13.7	—	(3.4)
Equity in earnings of subsidiaries	(13.6)	—	—	13.6	—
Net (loss) income	(23.7)	0.6	(4.3)	4.3	(23.1)
Net income attributable to noncontrolling interests	—	—	0.6	—	0.6
Net (loss) income attributable to Diebold Nixdorf, Incorporated	$(23.7)	$0.6	$(4.9)	$4.3	$(23.7)
Comprehensive (loss) income	$21.4	$0.6	$26.9	$(26.9)	$22.0
Less: comprehensive income attributable to noncontrolling interests	—	—	0.6	—	0.6
Comprehensive (loss) income attributable to Diebold Nixdorf, Incorporated	$21.4	$0.6	$26.3	$(26.9)	$21.4

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended June 30, 2019

	Parent	Domestic Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$301.6	$(0.1)	$949.0	$(100.3)	$1,150.2
Cost of sales	241.3	0.2	727.5	(98.0)	871.0
Gross profit (loss)	60.3	(0.3)	221.5	(2.3)	279.2
Selling and administrative expense	87.7	1.0	135.4	—	224.1
Research, development and engineering expense	1.5	8.3	31.1	(4.8)	36.1
Gain on sale of assets, net	0.6	—	11.1	—	11.7
	89.8	9.3	177.6	(4.8)	271.9
Operating loss	(29.5)	(9.6)	43.9	2.5	7.3
Other income (expense)
Interest income	0.4	—	1.8	—	2.2
Interest expense	(46.9)	—	(3.0)	—	(49.9)
Foreign exchange (loss) gain, net	2.0	(0.1)	(7.0)	—	(5.1)
Miscellaneous, net	8.4	0.5	(9.6)	0.3	(0.4)
Loss before taxes	(65.6)	(9.2)	26.1	2.8	(45.9)
Income tax (benefit) expense	1.5	(1.5)	9.2	—	9.2
Equity in earnings of subsidiaries	16.8	—	(0.2)	(16.8)	(0.2)
Net (loss) income	(50.3)	(7.7)	16.7	(14.0)	(55.3)
Net (loss) income attributable to noncontrolling interests	—	—	(5.0)	—	(5.0)
Net (loss) income attributable to Diebold Nixdorf, Incorporated	$(50.3)	$(7.7)	$21.7	$(14.0)	$(50.3)
Comprehensive (loss) income	$(31.7)	$(7.7)	$14.2	$(14.0)	$(39.2)
Less: comprehensive income (loss) attributable to noncontrolling interests	—	—	(7.5)	—	(7.5)
Comprehensive (loss) income attributable to Diebold Nixdorf, Incorporated	$(31.7)	$(7.7)	$21.7	$(14.0)	$(31.7)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Six Months Ended June 30, 2020

	Parent	Domestic Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$545.5	$0.1	$1,399.0	$(143.4)	$1,801.2
Cost of sales	379.3	0.1	1,076.8	(129.4)	1,326.8
Gross profit (loss)	166.2	—	322.2	(14.0)	474.4
Selling and administrative expense	198.3	0.3	205.1	—	403.7
Research, development and engineering expense	10.5	4.3	58.6	(10.2)	63.2
Loss on sale of assets, net	0.1	—	12.9	—	13.0
	208.9	4.6	276.6	(10.2)	479.9
Operating (loss) income	(42.7)	(4.6)	45.6	(3.8)	(5.5)
Other income (expense)
Interest income	—	—	3.5	—	3.5
Interest expense	(92.2)	—	(4.1)	—	(96.3)
Foreign exchange (loss) gain, net	(4.1)	—	(3.1)	—	(7.2)
Miscellaneous, net	49.9	—	(37.8)	(6.5)	5.6
(Loss) income before taxes	(89.1)	(4.6)	4.1	(10.3)	(99.9)
Income tax (benefit) expense	(10.3)	(4.4)	31.3	—	16.6
Equity in earnings of subsidiaries	(37.7)	—	—	37.7	—
Net (loss) income	(116.5)	(0.2)	(27.2)	27.4	(116.5)
Net (loss) income attributable to noncontrolling interests	—	—	—	—	—
Net (loss) income attributable to Diebold Nixdorf, Incorporated	$(116.5)	$(0.2)	$(27.2)	$27.4	$(116.5)
Comprehensive (loss) income	$(175.6)	$(0.2)	$(68.8)	$67.7	$(176.9)
Less: comprehensive income (loss) attributable to noncontrolling interests	—	—	(1.3)	—	(1.3)
Comprehensive (loss) income attributable to Diebold Nixdorf, Incorporated	$(175.6)	$(0.2)	$(67.5)	$67.7	$(175.6)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Six Months Ended June 30, 2019

	Parent	Domestic Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net sales	$597.1	$—	$1,800.3	$(219.1)	$2,178.3
Cost of sales	484.3	0.4	1,376.4	(208.1)	1,653.0
Gross profit (loss)	112.8	(0.4)	423.9	(11.0)	525.3
Selling and administrative expense	171.7	2.1	280.6	—	454.4
Research, development and engineering expense	2.7	17.1	62.6	(9.4)	73.0
Loss on sale of assets, net	0.6	—	14.5	—	15.1
	175.0	19.2	357.7	(9.4)	542.5
Operating loss	(62.2)	(19.6)	66.2	(1.6)	(17.2)
Other income (expense)
Interest income	1.3	—	3.8	—	5.1
Interest expense	(94.4)	—	(6.4)	—	(100.8)
Foreign exchange (loss) gain, net	0.6	(0.1)	(2.8)	—	(2.3)
Miscellaneous, net	21.0	0.8	(21.1)	(2.5)	(1.8)
Loss before taxes	(133.7)	(18.9)	39.7	(4.1)	(117.0)
Income tax (benefit) expense	42.5	(7.9)	35.0	—	69.6
Equity in earnings of subsidiaries	(6.8)	(1.0)	(0.6)	7.8	(0.6)
Net (loss) income	(183.0)	(12.0)	4.1	3.7	(187.2)
Net (loss) income attributable to noncontrolling interests	—	—	(4.2)	—	(4.2)
Net (loss) income attributable to Diebold Nixdorf, Incorporated	$(183.0)	$(12.0)	$8.3	$3.7	$(183.0)
Comprehensive (loss) income	$(166.3)	$(12.0)	$(7.7)	$15.7	$(170.3)
Less: comprehensive income (loss) attributable to noncontrolling interests	—	—	(4.0)	—	(4.0)
Comprehensive (loss) income attributable to Diebold Nixdorf, Incorporated	$(166.3)	$(12.0)	$(3.7)	$15.7	$(166.3)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2020

	Parent	Domestic Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash provided (used) by operating activities	$(118.8)	$(10.1)	$(41.7)	$—	$(170.6)

Cash flow from investing activities
Capital expenditures	(2.1)	—	(6.7)	—	(8.8)
Proceeds from divestitures, net of cash divested	—	—	(47.9)	—	(47.9)
Proceeds from maturities of investments	—	—	104.1	—	104.1
Payments for purchases of investments	—	—	(103.0)	—	(103.0)
Increase in certain other assets	9.9	—	(8.7)	—	1.2
Capital contributions and loans paid	(12.1)	—	—	12.1	—
Proceeds from intercompany loans	9.4	—	—	(9.4)	—
Net cash provided (used) by investing activities	5.1	—	(62.2)	2.7	(54.4)

Cash flow from financing activities
Debt issuance costs	(3.8)	—	—	—	(3.8)
Revolving credit facility borrowings	385.9	—	—	—	385.9
Other debt borrowings	—	—	20.0	—	20.0
Other debt repayments	(72.8)	—	(17.7)	—	(90.5)
Other	(4.7)	—	(0.8)	—	(5.5)
Capital contributions received and loans incurred	—	12.1	—	(12.1)	—
Payments on intercompany loans	—	(3.8)	(5.6)	9.4	—
Net cash provided (used) by financing activities	304.6	8.3	(4.1)	(2.7)	306.1
Effect of exchange rate changes on cash and cash equivalents	—	—	(10.8)	—	(10.8)
Increase (decrease) in cash, cash equivalents and restricted cash	190.9	(1.8)	(118.8)	—	70.3
Add: Cash included in assets held for sale at beginning of period	—	—	97.2	—	97.2
Less: Cash included in assets held for sale at end of period	—	—	2.0	—	2.0
Cash, cash equivalents and restricted cash at the beginning of the period	3.6	1.8	275.5	—	280.9
Cash, cash equivalents and restricted cash at the end of the period	$194.5	$—	$251.9	$—	$446.4

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2019

	Parent	Domestic Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net cash used by operating activities	$54.7	$(21.0)	$(101.3)	$—	$(67.6)

Cash flow from investing activities
Capital expenditures	(2.2)	—	(18.1)	—	(20.3)
Proceeds from maturities of investments	1.2	—	107.0	—	108.2
Payments for purchases of investments	—	—	(85.8)	—	(85.8)
Proceeds from sale of assets	0.1	—	8.1	—	8.2
Increase in certain other assets	(3.4)	—	(8.4)	—	(11.8)
Capital contributions and loans paid	(27.4)	—	—	27.4	—
Proceeds from intercompany loans	9.9	—	—	(9.9)	—
Net cash provided (used) by investing activities	(21.8)	—	2.8	17.5	(1.5)

Cash flow from financing activities
Revolving credit facility (repayments) borrowings, net	(25.0)	—	15.0	—	(10.0)
Other debt borrowings	—	—	19.6	—	19.6
Other debt repayments	(13.6)	—	(29.3)	—	(42.9)
Distributions and payments to noncontrolling interest holders	—	—	(98.0)	—	(98.0)
Other	(1.6)	—	—	—	(1.6)
Capital contributions received and loans incurred	—	27.0	0.4	(27.4)	—
Payments on intercompany loans	—	(6.8)	(3.1)	9.9	—
Net cash provided (used) by financing activities	(40.2)	20.2	(95.4)	(17.5)	(132.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.2	—	0.2
Decrease in cash, cash equivalents and restricted cash	(7.3)	(0.8)	(193.7)	—	(201.8)
Add: Cash included in assets held for sale at beginning of period	—	—	7.3	—	7.3
Less: Cash included in assets held for sale at end of period	—	—	4.1	—	4.1
Cash, cash equivalents and restricted cash at the beginning of the period	17.3	2.7	438.4	—	458.4
Cash, cash equivalents and restricted cash at the end of the period	$10.0	$1.9	$247.9	$—	$259.8

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 22: Subsequent Event

Issuance of Notes

On July 20, 2020, Diebold Nixdorf, Incorporated issued $700.0 aggregate principal amount of 9.375% Senior Secured Notes due 2025 (the U.S. Notes) and its wholly-owned subsidiary, Diebold Nixdorf Dutch Holding B.V. (the Euro Notes Issuer), issued €350.0 aggregate principal amount of 9.000% Senior Secured Notes due 2025 (the Euro Notes and, together with the U.S. Notes, the New Notes) in private offerings exempt from registration under the Securities Act. The U.S. Notes were issued at a price of 99.031% of their principal amount, and the Euro Notes were issued at a price of 99.511% of their principal amount.

The New Notes are or will be, as applicable, guaranteed on a senior secured basis by (i) all of Diebold Nixdorf, Incorporated’s existing and future direct and indirect U.S. subsidiaries that guarantee the obligations under the Credit Agreement and (ii) all of Diebold Nixdorf, Incorporated’s existing and future direct and indirect U.S. subsidiaries (other than securitization subsidiaries, immaterial subsidiaries and certain other subsidiaries) that guarantee any of the Euro Notes Issuer’s or Diebold Nixdorf, Incorporated’s or its subsidiary guarantors’ indebtedness for borrowed money (collectively, the U.S. Subsidiary Guarantors). Additionally, the U.S. Notes and the Euro Notes are guaranteed on a senior secured basis by the Euro Notes Issuer and Diebold Nixdorf, Incorporated, respectively. The New Notes are secured by first-priority liens on substantially all of the tangible and intangible assets of Diebold Nixdorf, Incorporated, the Euro Notes Issuer and the U.S. Subsidiary Guarantors, in each case subject to permitted liens and certain exceptions. The first-priority liens on the collateral securing the U.S. Notes and the related guarantees and the Euro Notes and the related guarantees are shared ratably among the Notes and the obligations under the Credit Agreement.

The net proceeds from the offerings of the New Notes, along with cash on hand, were used to repay a portion of the amounts outstanding under the Credit Agreement, including all amounts outstanding under the Term Loan A Facility and Term Loan A-1 Facility and $193.8 of revolving credit loans, including all of the revolving credit loans due in December 2020, and for the payment of all related fees and expenses.

Credit Agreement Amendment

On July 20, 2020, the Company entered into the ninth amendment to the Credit Agreement (the Ninth Amendment) with the subsidiary borrowers named therein, the guarantors party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent, and the other institutions named on the signature pages thereto. The Ninth Amendment amended the Credit Agreement to, among other things, extend the maturity of $330.0 of revolving credit commitments from April 30, 2022 to July 20, 2023 and amend the financial covenants in the Credit Agreement in connection with the extension of such maturities (and, effective as of the date of the Ninth Amendment, the Company terminated its other revolving credit commitments under the Revolving Facility other than approximately $39.0 of revolving credit commitments that still mature April 30, 2022).

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2020
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Highlights

During the second quarter of 2020, Diebold Nixdorf:

•Continued to proactively manage the risks and impacts of the global COVID-19 pandemic, including:
•Delivering outstanding service to customers, even in hard-hit areas around the world, and received positive feedback from clients, including critical infrastructure providers such as supermarkets and financial institutions, in how effectively it has responded to the pandemic
•Actively managing its pandemic crisis management plan, with its team of service engineers adhering to strict hygiene protocols, using gloves and masks when and where appropriate and sanitizing equipment during servicing
•Taking steps to ensure that the Company’s global manufacturing and production facilities remain operational and continue to ship products in a timely manner
•Maintained the execution pace of the DN Now transformation program and leveraged its operational rigor to further reduce costs, manage net working capital and reduce risks
•Made significant progress with next-generation DN Series™ ATMs, including new orders with a top 10 and a top 25 financial institution in the United States. Also secured a new contract in Egypt for 350 DN Series ATMs plus remote monitoring and cash deposit software. Globally, DN Series certification projects nearly doubled since the beginning of the year to 475.
•Continued to lead the Americas region in deposit automation technology with a $13 million contract for cash recycling ATMs and related services at one of the largest financial institutions in Latin America.
•Signed a three-year contract with A.S. Watson, the world’s largest international health and beauty retailer with over 15,700 stores across 25 markets, to support its digital transformation strategy with point-of-sale and self-checkout systems – including managed services.
•Secured a new $17 million contract to deliver managed services, new point-of-sale and self-checkout solutions for one of the world’s largest home furnishing retailers.
•Extended a strategic relationship with Accenture to accelerate digital transformation and cloud migration activities.

Overview

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and accompanying notes that appear within this quarterly report on Form 10-Q.

Introduction
The Company is a world leader in enabling Connected Commerce™. The Company automates, digitizes and transforms the way people bank and shop. The Company’s integrated solutions connect digital and physical channels conveniently, securely and efficiently for millions of consumers every day. As an innovation partner for nearly all of the world's top 100 financial institutions and a majority of the top 25 global retailers, the Company delivers unparalleled services and technology that power the daily operations and consumer experience of banks and retailers around the world. The Company has a presence in more than 100 countries with approximately 22,000 employees worldwide.

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

DN Now Transformation Activities
Commensurate with its strategy, the Company is executing its multi-year transformation program called DN Now to relentlessly focus on its customers while improving operational excellence. Key activities include:

•Transitioning to a streamlined and customer-centric operating model

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2020
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
•Implementing a services modernization plan which focuses on upgrading certain customer touchpoints, automating incident reporting and response, and standardizing service offerings and internal processes
•Streamlining the product range of ATMs and manufacturing footprint
•Improving working capital management through greater focus and efficiency of payables, receivables and inventory
•Reducing administrative expenses, including finance, IT and real estate
•Increasing sales productivity through improved coverage and compensation arrangements
•Standardizing, digitizing and automating back-office finance, IT, human resources and sales support processes through a partnership with Accenture
•Optimizing the portfolio of businesses to improve overall profitability

By executing on these and other operational improvement activities, the Company expects to increase customer intimacy and satisfaction, while providing career enrichment opportunities for employees and enhancing value for shareholders. Collectively, these work streams are designed to generate gross annual savings of approximately $470 through 2021. During 2019, the Company achieved approximately $175 in annualized gross run rate savings. In order to achieve these savings, the Company has and will continue to restructure the workforce globally, integrate and optimize systems and processes, transition workloads to lower cost locations, renegotiate and consolidate supplier agreements and streamline real estate holdings. The cash payments from inception to date needed to achieve these savings was approximately $240 and was largely due to restructuring and the implementation of DN Now transformational programs.

COVID-19 Response
The Company continues to prioritize the health and safety of its employees as a result of the global COVID-19 pandemic, adapting to the new global environment and continuing to serve customers as an essential service provider, all while taking steps to protect its operational foundation. The Company has taken multiple measures to protect its employees, and it continues to evolve those measures based on input from various health authorities. The Company is equipping its service technicians with the appropriate protective gear and training them on evolving hygiene practices and social distancing rules. For employees in manufacturing facilities, the Company has segmented its workers and has implemented daily temperature checks. The Company is providing the proper tools, resources and guidance for its support functions to safely and productively work from home during the crisis, including establishing an employee crisis reserve fund which is available for employees who need support. The Company has also focused on the stability of its suppliers and supply chain, as borders have shut and logistics have become more challenging.

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

In taking measures to strengthen its operations during this period of uncertainty, the Company continues to execute its DN Now transformation program according to plan, and is accelerating certain elements of the program. It has also added additional cost measures that are in the midst of execution — such as reducing the annual bonus plan, deferring merit pay increases and implementing a hiring freeze. With so many employees working remotely, the Company is accelerating plans to consolidate its real estate footprint. In selected areas, the Company will participate in government relief programs that facilitate labor and payroll tax savings. Taken together, Diebold Nixdorf is targeting an incremental $80 - $100 of annualized savings. Furthermore, the Company continues to carefully manage net working capital with the same discipline and governance put in place during 2019. During the first quarter of 2020, the Company fully borrowed its revolving credit facility, consistent with the practices of many large companies. This action was done out of an abundance of caution to ensure the Company has adequate financial flexibility during what is expected to be a more challenging near-term environment. The Company believes it has sufficient liquidity to fund its operations and DN Now transformation.

Segments
The Company’s operating structure is focused on its two customer segments — Banking and Retail. Leveraging a broad portfolio of solutions, the Company offers customers the flexibility to purchase the combination of services, software and products that drive the most value to their business.
        Banking
The Company provides integrated solutions for financial institutions of all sizes designed to help drive operational efficiencies, differentiate the consumer experience, grow revenue and manage risk. Banking operations are managed

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2020
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

DN Series is the culmination of several years of investment in consumer research, design and engineering resources. Key benefits and features of DN Series include:

•Improved ATM availability and performance through intelligent design, the use of sensor technology and machine learning via the AllConnect Data Engine
•Higher note capacity and processing power with next-generation cash recycling technology
•Improved security in a smaller footprint
•Full integration with the DN Vynamic™ software suite
•Technological capability that facilitates a streamlined, simplified product portfolio
•Modular and upgradeable design, enabling a simplified and streamlined internal supply chain

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2020
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

Diebold Nixdorf AllConnect Services® for retailers include maintenance and availability services to continuously optimize the performance and total cost of ownership of retail touchpoints, such as checkout, self-service and mobile devices, as well as critical store infrastructure. The solutions portfolio includes: implementation services to expand, modernize or upgrade store concepts; maintenance services for on-site incident resolution and restoration of multivendor solutions; support services for on-demand service desk support; operations services for remote monitoring of stationary and mobile endpoint hardware; as well as application services for remote monitoring of multivendor software and planned software deployments and data moves. As a single point of contact, service personnel plan and supervise store openings, renewals and transformation projects, with attention to local details and customers’ global IT infrastructure.

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

Business Drivers
The business drivers of the Company's future performance include, but are not limited to:

•Demand for services on distributed IT assets such as ATMs, POS and SCO, including managed services and professional services
•Timing of system upgrades and/or replacement cycles for ATMs, POS and SCO
•Demand for software products and professional services
•Demand for security products and services for the financial, retail and commercial sectors
•Demand for innovative technology in connection with the Company's Connected Commerce strategy
•Integration of sales force, business processes, procurement, and internal IT systems
•Execution and risk management associated with DN Now transformational activities
•Realization of cost reductions, which leverage the Company's global scale, reduce overlap and improve operating efficiencies

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2020
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
Results of Operations

The following discussion of the Company’s financial condition and results of operations provides information that will assist in understanding the financial statements and the changes in certain key items in those financial statements. The COVID-19 pandemic adversely impacted revenue for the second quarter, but as a result of ongoing execution of our DN Now initiatives, as well as other mitigating actions, did not have a material adverse effect on the Company's reported results for the second quarter of 2020. The Company continues to actively monitor the impact of the COVID-19 pandemic, which impacts our banking and retail customers and consumers around the world, albeit in different ways depending on location and business profile. While we cannot predict the full extent of the impact, we currently expect that the COVID-19 pandemic will have relatively mild adverse impacts on revenues for our services and software business lines, but it will have a moderate negative impact on revenues for our products business line. The extent of the impact of the COVID-19 pandemic on our operations will depend largely on future developments, along with any new information that may emerge regarding the severity of the pandemic and the actions taken by government authorities to mitigate the spread of the virus, among other factors, all of which are highly uncertain and cannot be accurately predicted.

The following discussion should be read in conjunction with the condensed consolidated financial statements and the accompanying notes that appear elsewhere in this quarterly report on Form 10-Q.

Net Sales

The following tables represent information regarding the Company's net sales:

	Three Months Ended				Percent of Total Net Sales for the Three Months Ended
	June 30,				June 30,
	2020	2019	% Change	% Change in CC (1)	2020	2019
Segments
Eurasia Banking
Services	$192.6	$251.2	(23.3)	(20.9)	21.6	21.8
Products	145.1	179.0	(18.9)	(16.7)	16.3	15.6
Total Eurasia Banking	337.7	430.2	(21.5)	(19.2)	37.9	37.4

Americas Banking
Services	234.4	252.6	(7.2)	(4.8)	26.3	22.0
Products	97.0	167.3	(42.0)	(37.8)	10.9	14.5
Total Americas Banking	331.4	419.9	(21.1)	(17.6)	37.2	36.5

Retail
Services	132.7	155.5	(14.7)	(11.9)	14.9	13.5
Products	88.7	144.6	(38.7)	(37.0)	10.0	12.6
Total Retail	221.4	300.1	(26.2)	(24.1)	24.9	26.1

Total net sales	$890.5	$1,150.2	(22.6)	(19.9)	100.0	100.0
(1) The Company calculates constant currency by translating the prior-year period results at the current year exchange rate.

Three months ended June 30, 2020 compared with three months ended June 30, 2019

Net sales decreased $259.7, or 22.6 percent, including a net unfavorable currency impact of $38.7 primarily related to the euro and Brazil real, resulting in a constant currency decrease of $221.0. The following results include the impact of foreign currency:

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2020
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
Segments

•Eurasia Banking net sales decreased $92.5, including a net unfavorable currency impact of $12.5, related primarily to the euro, and divestitures of $23.3. Excluding currency and the impact of divestitures, net sales decreased $56.7 driven by delays related to the COVID-19 pandemic, non-recurring prior year refresh projects and reducing low margin services business.

•Americas Banking net sales decreased $88.5, including a net unfavorable currency impact of $17.7, related primarily to the Brazil real. Excluding the impact of currency, net sales decreased $70.8 mostly from large non-recurring product refresh projects in Canada and U.S. National accounts as well as the Company's initiative to reduce lower margin services business. This decrease was partially offset by increased U.S. regional Windows 10 upgrades and software growth.

•Retail net sales decreased $78.7, including a net unfavorable currency impact of $8.5 mostly related to the euro. Excluding the impact of currency, net sales decreased $70.2 primarily from prior year non-recurring POS roll-outs in Europe. Additionally, overall revenue was unfavorably impacted by delays related to the COVID-19 pandemic.

	Six Months Ended				Percent of Total Net Sales for the Six Months Ended
	June 30,				June 30,
	2020	2019	% Change	% Change in CC (1)	2020	2019
Segments
Eurasia Banking
Services	$398.6	$498.2	(20.0)	(17.8)	22.1	22.9
Products	249.6	314.6	(20.7)	(18.4)	13.9	14.4
Total Eurasia Banking	648.2	812.8	(20.3)	(18.0)	36.0	37.3

Americas Banking
Services	473.9	493.4	(4.0)	(2.0)	26.3	22.7
Products	202.2	289.2	(30.1)	(26.4)	11.2	13.2
Total Americas Banking	676.1	782.6	(13.6)	(10.9)	37.5	35.9

Retail
Services	275.0	296.4	(7.2)	(4.4)	15.3	13.6
Products	201.9	286.5	(29.5)	(27.7)	11.2	13.2
Total Retail	476.9	582.9	(18.2)	(15.9)	26.5	26.8

Total net sales	$1,801.2	$2,178.3	(17.3)	(14.9)	100.0	100.0
(1) The Company calculates constant currency by translating the prior-year period results at the current year exchange rate.

Six months ended June 30, 2020 compared with six months ended June 30, 2019

Net sales decreased $377.1, or 17.3 percent, including a net unfavorable currency impact of $62.1 primarily related to the euro and Brazil real, resulting in a constant currency decrease of $315.0. The following results include the impact of foreign currency:

Segments

•Eurasia Banking net sales decreased $164.6, including a net unfavorable currency impact of $22.0, related primarily to the euro, and divestitures of $36.7. Excluding currency and the impact of divestitures, net sales decreased $105.9 driven by delays related to the COVID-19 pandemic, non-recurring prior year refresh projects and reducing low margin services business.

•Americas Banking net sales decreased $106.5, including a net unfavorable currency impact of $24.1, related primarily to the Brazil real. Excluding the impact of currency, net sales decreased $82.4 mostly from large non-recurring product

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2020
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
refresh projects in Canada and U.S. National accounts as well as the Company's initiative to reduce lower margin services business. This decrease was partially offset by increased U.S. regional Windows 10 upgrades and software growth.

•Retail net sales decreased $106.0, including a net unfavorable currency impact of $16.0 mostly related to the euro. Excluding the impact of currency, net sales decreased $90.0 primarily from prior year non-recurring POS roll-outs in Europe. Additionally, overall revenue was unfavorably impacted by delays related to the COVID-19 pandemic.

Gross Profit

The following table represents information regarding the Company's gross profit:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	% Change	2020	2019	% Change
Gross profit - services	$169.9	$169.9	—	$320.2	$327.1	(2.1)
Gross profit - products	77.7	109.3	(28.9)	154.2	198.2	(22.2)
Total gross profit	$247.6	$279.2	(11.3)	$474.4	$525.3	(9.7)

Gross margin - services	30.4%	25.8%		27.9%	25.4%
Gross margin - products	23.5%	22.3%		23.6%	22.3%

Total gross margin	27.8%	24.3%		26.3%	24.1%

Services gross margin increased 4.6 percent and 2.5 percent in three and six months ended June 30, 2020, respectively, including higher non-routine charges of $11.4 and $30.8, respectively, consisting primarily of charges related to certain onerous contracts, spare parts inventory provision, and incremental payments to essential service technicians for their contributions during the COVID-19 pandemic, partially offset by subsidies received for certain wages related to the COVID-19 pandemic. Restructuring charges decreased $1.0 and $1.7 in the three and six months ended June 30, 2020, respectively. Excluding the impact of non-routine and restructuring expense, services gross margin increased 6.6 percent and 5.1 percent in the three and six months ended June 30, 2020, respectively, due in part to sustainable savings brought about by the Company’s service modernization plan as well as exiting low margin maintenance contracts, and lower professional services cost in the Americas Banking and Retail segments. Additionally, interim cost benefits related to lower economic activity during the initial phases of the COVID-19 pandemic also contributed to the increased service gross margin.

Product gross margin increased 1.2 percent and 1.3 percent in the three and six months ended June 30, 2020, respectively, including higher non-routine charges of $2.5 and $9.6, respectively, primarily consisting of a $4.8 charge for certain benefits related to a previously divested business and $3.4 inventory provision reversal in the prior year. Excluding non-routine charges, products gross profit increased 1.9 percent and 2.7 percent, respectively, due primarily to a favorable solution and geography mix in the Americas and Eurasia Banking segments as well as lower Americas Banking and Retail amortization of certain capitalized software that was impaired in December 2019.

Operating Expenses

The following table represents information regarding the Company's operating expenses:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	% Change	2020	2019	% Change
Selling and administrative expense	$181.6	$224.1	(19.0)	$403.7	$454.4	(11.2)
Research, development and engineering expense	30.7	36.1	(15.0)	63.2	73.0	(13.4)
(Gain) loss on sale of assets, net	14.8	11.7	26.5	13.0	15.1	(13.9)
Total operating expenses	$227.1	$271.9	(16.5)	$479.9	$542.5	(11.5)
Percent of net sales	25.5%	23.6%		26.6%	24.9%
N/M = Not Meaningful

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2020
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
Selling and administrative expense decreased $42.5 in the three months ended June 30, 2020, or $31.3 excluding a $4.6 favorable currency impact and $6.5 lower non-routine and restructuring expenses, and decreased $50.7 in the six months ended June 30, 2020, or $51.0 excluding a $8.2 favorable currency impact and $8.6 incremental non-routine and restructuring expenses. Lower selling and administrative expense was due primarily to the Company's planned DN Now actions, including lower costs resulting from finance transformation, as well as lower expense related to the legacy Wincor Nixdorf stock option program and decreased stock and cash bonus compensation.

Non-routine cost in selling and administrative expense was $36.6 and $90.9 in the three and six months ended June 30, 2020, respectively, a decrease of $10.6 and $0.8, respectively, compared to the prior-year periods. The lower non-routine costs in the three and six months ended June 30, 2020 related primarily to lower legal and deal expenses and lower amortization of purchase accounting adjustments. The six months ended June 30, 2020 was partially offset by increased DN Now transformation expense. Restructuring expense was $8.9 and $16.5 in the three and six months ended June 30, 2020, respectively, an increase of $4.1 and $9.5, respectively, compared to the prior-year periods related to the Company's DN Now actions.

Research, development and engineering expense in the three and six months ended June 30, 2020 decreased $5.4 and $9.8, respectively, including a net favorable currency impact of $0.9 and $1.8, respectively, primarily related to the euro and Brazil real. Excluding currency and higher restructuring expense of $1.2 and $2.6 for the three and six months ended June 30, 2020, respectively, research, development and engineering expense decreased primarily from lower bonus expense, lower product development cost and software cost management actions.

In the three months ended June 30, 2020, the Company recorded a loss on sale of assets of $14.8 primarily related to the divestitures of the Company's operations in China and Denmark. The six months ended June 30, 2020 includes a gain on sale of assets of $1.8 related primarily to the sale of Portavis GmbH. In the three months ended June 30, 2019, the loss on sale of assets consists mainly of the loss on the finalization of divestitures in the retail and banking SecurCash businesses. The six months ended June 30, 2019 included the loss on sale of assets primarily related to the divestitures of the Venezuela business of $4.1 and Projective NV of $2.8.

Operating expense as a percent of net sales in the three months ended June 30, 2020 increased 1.9 percent to 25.5 percent compared to the same period in 2019 primarily from lower revenue. Operating expense as a percent of net sales in the six months ended June 30, 2020 increased 1.7 percent to 26.6 percent compared to the same period in 2019.

Operating Profit (Loss)

The following table represents information regarding the Company's operating profit (loss):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	% Change	2020	2019	% Change
Operating profit (loss)	$20.5	$7.3	N/M	$(5.5)	$(17.2)	68.0
Operating margin	2.3%	0.6%		(0.3)%	(0.8)%

The operating profit increased in the three months ended June 30, 2020 compared to the prior-year period and operating loss decreased in the six months ended June 30, 2020 compared to the prior-year period. The change is primarily due to DN Now initiatives which improved gross margin and lowered selling and administrative expense partially mitigating lower revenues, and decreased research, development and engineering expense.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2020
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
Other Income (Expense)

The following table represents information regarding the Company's other income (expense), net:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	% Change	2020	2019	% Change
Interest income	$2.4	$2.2	9.1	$3.5	$5.1	(31.4)
Interest expense	(48.3)	(49.9)	3.2	(96.3)	(100.8)	4.5
Foreign exchange gain, net	(7.6)	(5.1)	(49.0)	(7.2)	(2.3)	N/M
Miscellaneous, net	6.5	(0.4)	N/M	5.6	(1.8)	N/M
Other income (expense), net	$(47.0)	$(53.2)	11.7	$(94.4)	$(99.8)	5.4

Interest income in the three and six months ended June 30, 2020, increased $0.2 and decreased $1.6, respectively, mostly from lower market returns on non-qualified plans, in addition to lower cash balances in Brazil. Interest expense decreased $1.6 and $4.5, respectively, from the pay down of debt and reduced interest rates. Miscellaneous, net includes proceeds of $7.2 for the close and surrender of one of its Company-owned life insurance (COLI) plans. During the second quarter of 2020, the Company created a plan to close and surrender several of its COLI plans.

Net Loss

The following table represents information regarding the Company's net loss:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	% Change	2020	2019	% Change
Net loss	$(23.1)	$(55.3)	58.2	$(116.5)	$(187.2)	37.8
Percent of net sales	(2.6)%	(4.8)%		(6.5)%	(8.6)%
Effective tax rate	12.8%	(20.0)%		(16.6)%	(59.5)%

The loss before taxes and net loss decreased primarily due to the reasons described above. Net loss was also impacted by the change in the income tax expense.

The effective tax rate on the loss was 12.8 percent and (16.6) percent for the three and six months ended June 30, 2020, respectively. The tax benefit for the three months ended June 30, 2020 was attributable to current quarter pre-tax losses. The tax expense for the six months ended June 30, 2020, is primarily attributable to gain recognized for tax purposes on the surrender of COLI plans, partially offset by release of valuation allowance against U.S. foreign tax credits expected to be utilized against current year income tax. Also as a result of the tax gain on the surrender of COLI policies, it is not expected that a valuation allowance will be required against carryforwards of disallowed interest.

The effective tax rate on the loss was (20.0) percent and (59.5) percent for the three and six months ended June 30, 2019. The tax expense on the loss is due primarily to the tax impacts of the Tax Act on the estimated projected tax rate, more specifically, the impacts of the GILTI and BEAT. The tax expense for the six months ended June 30, 2019, in addition, is impacted by the Barbados structure collapse which the Company executed during the first quarter and resulted in additional tax discrete expense which was offset in part by the valuation allowance release relating to the Company’s nondeductible interest expense which was carried forward from December 31, 2018. The above items noted as well as the Company’s jurisdictional income (loss) mix and varying respective statutory rates are the primary drivers of the quarterly tax rate.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2020
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
Segment Net Sales and Operating Profit Summary

The following tables represent information regarding the segment operating profit metrics excluding the impact of restructuring and non-routine charges, by reporting segment. Refer to note 20 of the condensed consolidated financial statements for further details of net sales and segment operating profit:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Eurasia Banking:	2020	2019	% Change	2020	2019	% Change
Net sales	$337.7	$430.2	(21.5)	$648.2	$812.8	(20.3)
Segment gross profit	$102.2	$120.7	(15.3)	$192.0	$230.0	(16.5)
Segment selling and administrative expense	49.9	67.1	(25.6)	97.8	129.0	(24.2)
Segment research, development and engineering expense	12.2	12.9	(5.4)	24.2	26.3	(8.0)
Segment operating profit	$40.1	$38.8	3.4	$70.0	$72.5	(3.4)
Segment operating profit margin	11.9%	9.0%		10.8%	8.9%

For the three months ended June 30, 2020, Eurasia Banking net sales decreased $92.5, including a net unfavorable currency impact of $12.5, related primarily to the euro, and divestitures of $23.3. Excluding currency and the impact of divestitures, net sales decreased $56.6 driven by delays related to the COVID-19 pandemic, non-recurring prior year refresh projects and reducing low margin services business.

For the six months ended June 30, 2020, Eurasia Banking net sales decreased $164.6, including a net unfavorable currency impact of $22.0, related primarily to the euro, and divestitures of $36.7. Excluding currency and the impact of divestitures, net sales decreased $105.9 driven by delays related to the COVID-19 pandemic, non-recurring prior year refresh projects and reducing low margin services business.

Segment operating profit increased $1.3 and decreased $2.5 in the three and six months ended June 30, 2020, respectively, including a net unfavorable currency impact of $0.9 and $3.2, respectively. Excluding the impact of currency, operating profit increased $2.2 and $0.7 for the three and six months ended June 30, 2020, respectively, due primarily to lower operating expense resulting from the execution of DN Now initiatives and lower bonus expense.

Segment operating profit margin increased 2.9 percent and 1.9 percent for the three and six months ended June 30, 2020, respectively, mostly from lower operating expense as noted above.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Americas Banking:	2020	2019	% Change	2020	2019	% Change
Net sales	$331.4	$419.9	(21.1)	$676.1	$782.6	(13.6)
Segment gross profit	$107.2	$96.3	11.3	$211.7	$178.7	18.5
Segment selling and administrative expense	38.8	50.5	(23.2)	80.6	100.8	(20.0)
Segment research, development and engineering expense	10.4	13.0	(20.0)	21.5	26.4	(18.6)
Segment operating profit	$58.0	$32.5	78.5	$109.6	$51.0	N/M
Segment operating profit margin	17.5%	7.7%		16.2%	6.5%
N/M = Not Meaningful
For the three months ended June 30, 2020, Americas Banking net sales decreased $88.5, including a net unfavorable currency impact of $17.7, related primarily to the Brazil real. Excluding the impact of currency, net sales decreased $70.9 mostly from large non-recurring product refresh projects in Canada and U.S. National accounts as well as reducing lower margin services business. This decrease was partially offset by increased U.S. regional Windows 10 upgrades and software growth.

For the six months ended June 30, 2020, Americas Banking net sales decreased $106.5, including a net unfavorable currency impact of $24.1, related primarily to the Brazil real. Excluding the impact of currency, net sales decreased $82.4 mostly from

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2020
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
large non-recurring product refresh projects in Canada and U.S. National accounts as well as the Company's initiative to reduce lower margin services business. This decrease was partially offset by increased U.S. regional Windows 10 upgrades and software growth.

Segment operating profit increased $25.5 and $58.6 in the three and six months ended June 30, 2020, respectively, including a net unfavorable currency impact of $1.2 and $1.8, respectively. Higher operating profit was driven primarily by the Company's DN Now initiatives, which include Services Modernization and Software Excellence, as well as a favorable product mix in the U.S. Additionally, the DN Now work streams are driving lower operating expense versus the prior-year period.

Segment operating profit margin increased 9.8 percent and 9.7 percent for the three and six months ended June 30, 2020, respectively, primarily as a result of higher products and services gross margin, in addition to lower cost resulting from the execution of DN Now initiatives and lower bonus expense.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Retail:	2020	2019	% Change	2020	2019	% Change
Net sales	$221.4	$300.1	(26.2)	$476.9	$582.9	(18.2)
Segment gross profit	54.6	65.9	(17.1)	$114.5	$121.7	(5.9)
Segment selling and administrative expense	34.4	39.3	(12.5)	72.7	77.1	(5.7)
Segment research, development and engineering expense	7.1	10.4	(31.7)	15.0	20.3	(26.1)
Segment operating profit	$13.1	$15.6	(16.0)	$26.8	$23.7	13.1
Segment operating profit margin	5.9%	5.2%		5.6%	4.1%

For the three months ended June 30, 2020, Retail net sales decreased $78.7, including a net unfavorable currency impact of $8.5 mostly related to the euro. Excluding the impact of currency, net sales decreased $70.2 primarily from prior year non-recurring POS roll-outs in Europe. Additionally, overall revenue was unfavorably impacted by delays related to the COVID-19 pandemic.

For the six months ended June 30, 2020, Retail net sales decreased $106.0, including a net unfavorable currency impact of $16.0 mostly related to the euro. Excluding the impact of currency, net sales decreased $90.0 primarily from prior year non-recurring POS roll-outs in Europe. Additionally, overall revenue was unfavorably impacted by delays related to the COVID-19 pandemic.

Segment operating profit decreased $2.5 and increased $3.1 for the three and six months ended June 30, 2020, respectively, including a nominal unfavorable currency impact, due primarily to higher gross margin mostly from the Company's DN Now initiatives which include Software Excellence and Services Modernization, as well as a favorable services solution and country mix in EMEA, and lower bonus and software cost.

Segment operating profit margin increased 1.5 percent for the six months ended June 30, 2020, primarily from higher gross margin on favorable mix and lower software amortization and operating expenses. Segment operating profit margin was flat for the three months ended June 30, 2020.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2020
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
Liquidity and Capital Resources

The Company's total cash and cash availability as of June 30, 2020 and December 31, 2019 was as follows:

	June 30, 2020	December 31, 2019
Cash and cash equivalents (excluding restricted cash)	$442.8	$277.3
Additional cash availability from
Cash included in assets held for sale	2.0	97.2
Uncommitted lines of credit	38.5	36.7
Revolving Facility	—	387.3
Short-term investments	9.0	10.0
Total cash and cash availability	$492.3	$808.5

Capital resources are obtained from income retained in the business, borrowings under the Company’s committed and uncommitted credit facilities and operating and capital leasing arrangements. Management expects that the Company’s capital resources will be sufficient to finance planned working capital needs, R&D activities, investments in facilities or equipment, pension contributions and any repurchases of the Company’s common shares for at least the next 12 months. While the Company believes it has sufficient liquidity, it has increased its cash position out of an abundance of caution in light of the evolving COVID-19 pandemic and related macroeconomic implications. The Company is enhancing its financial flexibility as a critical provider of Connected Commerce solutions to financial institutions, supermarkets, pharmacies and fuel stations through its industry-leading ATMs, AllConnect Services, retail SCO and POS solutions. The additional borrowings under the Revolving Facility may be used for general corporate purposes. The Company cannot predict the duration or full extent of the COVID-19 pandemic, or its impact on our customers and suppliers. The Company is actively managing the business to maintain sufficient liquidity. The Company had $3.6 of restricted cash at June 30, 2020 and December 31, 2019. As of June 30, 2020, $262.4 or 57.6 percent of the Company's cash and cash equivalents and short-term investments reside in international tax jurisdictions. Repatriation of certain international funds could be negatively impacted by potential payments for foreign taxes. The Company has approximately $1,500 of earnings that are available for repatriation with no additional tax expense. The Company has made acquisitions in the past and may make acquisitions in the future. Part of the Company’s strategy is to optimize the business portfolio through divestitures and complementary acquisitions. The Company intends to finance any future acquisitions with cash and short-term investments, cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares.

The following table summarizes the results of the Company's condensed consolidated statement of cash flows for the six months ended June 30, 2020:

Summary of cash flows:	June 30, 2020	June 30, 2019
Net cash used by operating activities	$(170.6)	$(67.6)
Net cash used by investing activities	(54.4)	(1.5)
Net cash provided (used) by financing activities	306.1	(132.9)
Effect of exchange rate changes on cash and cash equivalents	(10.8)	0.2
Change in cash, cash equivalents and restricted cash	$70.3	$(201.8)

Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for income taxes, restructuring and integration activities, pension funding and other items impact reported cash flows. Net cash used by operating activities was $170.6 for the six months ended June 30, 2020, an increase in use of $103.0 from $67.6 for the same period in June 30, 2019.

•Cash flows from operating activities during the six months ended June 30, 2020 compared to the same period in 2019 were primarily impacted by the change in the net aggregate of trade receivables, inventories, and accounts payable as well as other combined certain assets and liabilities. This was partially offset by a $70.7 decrease in net loss as a result of DN Now cost saving initiatives. Refer to the Results of Operations discussed above for further discussion of the Company's net loss.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2020
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
•The net aggregate of trade receivables, inventories and accounts payable used $36.1 and provided $23.3 in operating cash flows during the six months ended June 30, 2020 and 2019, respectively. Trade receivables cash provided $7.4 for the six months ended June 30, 2020 compared to $23.1 for the same period in the prior-year primarily due to improvement in collections in 2019 as a result of the Company's working capital improvement initiatives and normal operational spending during the first quarter of 2020. For the six months ended June 30, 2020, inventory cash use increased $63.8 compared to the same period in the prior year primarily due to increased purchases for normal operations in 2020 as well as efforts in 2019 to improve inventory management as a result of streamlining the product portfolio and implementing better governance. Accounts payable provided $21.5 for the six months ended June 30, 2020 compared to $1.4 for the same period in the prior year primarily related to DN Now initiatives.

•In the aggregate, the other combined certain assets and liabilities used $82.1 for the three months ended June 30, 2020 compared to $35.9 during the same period in 2019. The change was primarily due to increased cash bonuses paid, along with cash usage by assets held for sale in the first quarter of 2020 and decreased non-cash deferred income taxes due to the results of operations.

Depreciation and amortization expense decreased $9.3 to $106.5 during the six months ended June 30, 2020 compared to $115.8 during the same period in June 30, 2019, primarily due to reduction in amortization related to acquired intangibles and capitalized software, along with a reduction in capital spend. Changes in deferred income taxes during the six months ended June 30, 2020 compared to the same period in 2019 resulted in increased usage of $42.4, primarily related to the tax effects of the 2019 Barbados structure collapse partially offset by a reduction in the deferred liabilities released on certain acquired intangible assets. Share-based compensation decreased $6.5 to $7.6 for the six months ended June 30, 2020 compared to the same period in June 30, 2019, primarily due to a reduction in shares awarded. The loss (gain) on sale of assets, net were primarily a result of the Portavis GmbH divestiture during the first quarter of 2020 as well as the divestiture of a portion of the Company's operations in China during the second quarter of 2020 and the divestiture of non-core businesses during the first and second quarters of 2019.

Investing Activities

Cash flows from investing activities during the six months ended June 30, 2020 compared to the same period in 2019 were primarily impacted by a $56.1 decrease in proceeds from divestitures, net of cash divested as a result of the Portavis GmbH divestiture during the first quarter of 2020, the divestiture of a portion of the Company's operations in China during the second quarter of 2020 and the Projective NV divestiture during the first quarter of 2019. Additionally, the maturities and purchases of investments primarily relate to short-term investment activity in Brazil resulted in an $21.3 decrease in cash proceeds. The Company also reduced its capital expenditures and investments in certain other assets primarily related to software to be sold when compared to the same period in the prior year.

Financing Activities

Net cash provided by financing activities was $306.1 for the six months ended June 30, 2020 compared to the $132.9 usage for the same period in 2019, which resulted in an increase of $439.0. The change was primarily a result of the Company drawing down its entire availability under the Revolving Facility in response to the uncertainty of the circumstances surrounding the COVID-19 pandemic. The Company also had $11.8 net borrowings from uncommitted lines of credit in connection with international projects. During the six months ended June 30, 2020, the Company paid $71.9 towards its term loans primarily due to certain mandatory repayment provisions pursuant to the Credit Agreement compared to the $12.9 during the same period in the prior year. During the first quarter of 2019, the Company paid $98.0 for the redemption of shares and cash compensation to Diebold Nixdorf AG minority shareholders.

Refer to note 11 for additional information regarding the Company's debt obligations. The Company paid cash for interest related to its debt of $51.0 and $53.5 for the three months ended June 30, 2020 and June 30, 2019, respectively, and $85.0 and $93.0 for the six months ended June 30, 2020 and June 30, 2019, respectively. As defined by the Company's credit agreement, the ratio of net debt to trailing 12 months adjusted EBITDA was 4.3 times as of June 30, 2020. As of June 30, 2020, the Company was in compliance with the financial and other covenants in its debt agreements.

Refer to note 17 for additional information regarding the Company's hedging and derivative instruments.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2020
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

On July 20, 2020, the Company issued approximately $1,100.0 aggregate principal amount of senior secured notes consisting of $700 aggregate principal amount of Diebold Nixdorf, Incorporated’s 9.375% Senior Secured Notes due 2025 and €350.0 aggregate principal amount of 9.000% Senior Secured Notes due 2025 issued by its wholly-owned subsidiary, Diebold Nixdorf, Dutch Holding B.V. in private offerings exempt from registration under the Securities Act of 1933. The net proceeds from the offerings, along with cash on hand, was used to repay a portion of the amounts outstanding under the Credit Agreement, including all amounts outstanding under the Term Loan A Facility and Term Loan A-1 Facility and $193.8 of revolving credit loans, including all of the revolving credit loans due in December 2020, as well as all related fees and expenses. On July 20, 2020, the Company also amended the Credit Agreement to, among other things, extend the maturity of $330.0 of its revolving credit commitments and revolving credit loans from April 30, 2022 to July 20, 2023 (and, effective as of July 20, 2020, the Company terminated its other revolving credit commitments under the Revolving Facility other than approximately $39.0 of revolving credit commitments that still mature April 30, 2022). The Company’s current capital structure includes no significant maturities until 2023.

Refer to note 22 for additional information regarding the July 2020 refinancing transactions.

Contractual Obligations During 2020, the Company entered into purchase commitments due within one year for materials through contract manufacturing agreements for a total negotiated price. At June 30, 2020, the Company had minimal purchase commitments due within one year for materials through contract manufacturing agreements at negotiated prices.

During the first quarter of 2020, the Company drew down its entire availability under the Revolving Facility and as a result, $68.8 included in notes payable mature on December 23, 2020.

Except for the items noted above, all contractual cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at June 30, 2020 compared to December 31, 2019.

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

The COVID-19 pandemic adversely impacted revenue for the second quarter, but as a result of ongoing execution of our DN Now initiatives, as well as other mitigating actions, did not have a material adverse effect on the Company's reported results for the second quarter of 2020. The Company continues to actively monitor the impact of the COVID-19 pandemic, which impacts

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2020
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
our banking and retail customers and consumers around the world, albeit in different ways depending on location and business profile. While we cannot predict the full extent of the impact, we currently expect that the COVID-19 pandemic will have relatively mild adverse impacts on revenues for our services and software business lines, but it will have a moderate negative impact on revenues for our products business line. The extent of the impact of the COVID-19 pandemic on our operations will depend largely on future developments, along with any new information that may emerge regarding the severity of the pandemic and the actions taken by government authorities to mitigate the spread of the virus, among other factors, all of which are highly uncertain and cannot be accurately predicted.

Management believes there have been no other significant changes during the six months ended June 30, 2020 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s annual report on Form 10-K for the year ended December 31, 2019.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Some of the risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements include, but are not limited to:

•the ultimate impact of the ongoing COVID-19 pandemic;
•the outcome of the appraisal proceedings initiated in connection with the implementation of the DPLTA with the former Diebold Nixdorf AG and the merger/squeeze-out;
•the Company's ability to continue to achieve benefits from its cost-reduction initiatives and other strategic initiatives, such as DN Now, including its planned restructuring actions, as well as its business process outsourcing initiative;
•the success of the Company’s new products, including its DN Series line;
•the Company's ability to comply with the covenants contained in the agreements governing its debt;
•the ultimate outcome of the Company’s pricing, operating and tax strategies applied to former Diebold Nixdorf AG and the ultimate ability to realize cost reductions and synergies;
•changes in political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the worldwide business in each of the Company's operations;
•the Company’s reliance on suppliers and any potential disruption to the Company’s global supply chain;
•the impact of market and economic conditions, including any additional deterioration and disruption in the financial and service markets, including the bankruptcies, restructurings or consolidations of financial institutions, which could reduce our customer base and/or adversely affect our customers' ability to make capital expenditures, as well as adversely impact the availability and cost of credit;
•interest rate and foreign currency exchange rate fluctuations, including the impact of possible currency devaluations in countries experiencing high inflation rates;
•the acceptance of the Company's product and technology introductions in the marketplace;
•competitive pressures, including pricing pressures and technological developments;
•changes in the Company's relationships with customers, suppliers, distributors and/or partners in its business ventures;

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2020
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
•the effect of legislative and regulatory actions in the U.S. and internationally and the Company’s ability to comply with government regulations;
•the impact of a security breach or operational failure on the Company's business;
•the Company's ability to successfully integrate other acquisitions into its operations;
•the Company's success in divesting, reorganizing or exiting non-core and/or non-accretive businesses;
•the Company's ability to maintain effective internal controls;
•changes in the Company's intention to further repatriate cash and cash equivalents and short-term investments residing in international tax jurisdictions, which could negatively impact foreign and domestic taxes;
•unanticipated litigation, claims or assessments, as well as the outcome/impact of any current/pending litigation, claims or assessments;
•the investment performance of the Company's pension plan assets, which could require the Company to increase its pension contributions, and significant changes in healthcare costs, including those that may result from government action; and
•the amount and timing of repurchases of the Company's common shares, if any.

Except to the extent required by applicable law or regulation, the Company undertakes no obligation to update these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2020
(in millions, except share and per share amounts)
Item 3: Quantitative and Qualitative Disclosures About Market Risk

Refer to the Company’s annual report on Form 10-K for the year ended December 31, 2019 for a discussion of market risk exposures. As discussed elsewhere in this report, the COVID-19 pandemic will negatively impact our business and results of operations. As the Company cannot predict the duration or extent of the pandemic, the future impact on the results of operations, financial position and cash flows, among others, cannot be reasonably estimated, but could be material. There have been no other material changes in this information since December 31, 2019.

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

In connection with the preparation of this quarterly report on Form 10-Q, the Company's management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that such disclosure controls and procedures were effective as of June 30, 2020.

Change in Internal Controls

During the second quarter ended June 30, 2020, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2020
(in millions, except share and per share amounts)
Part II – Other Information
Item 1: Legal Proceedings

At June 30, 2020, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims.

For more information regarding legal proceedings, please refer to Part I, Item 3 of the Company's annual report on Form 10-K for the year ended December 31, 2019. There have been no material developments with respect to the legal proceedings reported in the Company's annual report on Form 10-K for the year ended December 31, 2019.

Item 1A: Risk Factors

Refer to the Company’s annual report on Form 10-K for the year ended December 31, 2019 and the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020. There has been no other material change to this information since December 31, 2019.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Information concerning the Company’s share repurchases made during the second quarter of June 30, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
April	13,572	$5.10	—	2,426,177
May	9,286	$5.87	—	2,426,177
June	1,398	$9.50	—	2,426,177
Total	24,256	$5.65	—
(1)All shares were surrendered or deemed surrendered to the Company in connection with the Company’s share-based compensation plans.
(2)The plan was approved by the Board of Directors in 1997 and subsequently increases from time to time through 2012. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. The plan has no expiration date.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2020
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

3.2
Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated – incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (Commission File No. 1-4879)

3.3
Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated – incorporated by reference to Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 1-4879)

3.4
Certificate of Amendment to Amended Articles of Incorporation of Diebold Nixdorf, Incorporated – incorporated by reference to Exhibit 3.1(i) to Registrant’s Current Report on Form 8-K filed on December 12, 2016 (Commission File No. 1-4879)

3.5
Certificate of Amendment to Amended Articles of Incorporation of Diebold Nixdorf, Incorporated, effective April 26, 2017 – incorporated by reference to Exhibit 3.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (Commission File No. 1-4879)

4.1
Indenture, dated as of July 20, 2020, among Diebold Nixdorf, Incorporated, as issuer, the subsidiaries of Diebold Nixdorf, Incorporated named therein as guarantors, and U.S. Bank National Association, as trustee and notes collateral agent, relating to Diebold Nixdorf, Incorporated's 9.375% Senior Secured Notes due 2025 – incorporated by reference to exhibit 4.1 to Registrant's Current Report on Form 8-K filed on July 24, 2020 (Commission File No. 1-4879)

4.2	Form of 9.375% Senior Secured Notes due 2025 (included in Exhibit 4.1)

4.3
Indenture, dated as of July 20, 2020, among Diebold Nixdorf Dutch Holding B.V., as issuer, Diebold Nixdorf, Incorporated, as guarantor, the subsidiaries of Diebold Nixdorf, Incorporated named therein as guarantors, Euroclear Financial Services DAC, as paying agent, transfer agent and registrar, and U.S. Bank National Association, as trustee, and U.S. Bank Trustees Limited, as notes collateral agent, relating to Diebold Nixdorf Dutch Holding B.V.'s 9.000% Senior Secured Notes due 2025 – incorporated by reference to exhibit 4.3 to Registrant's Current Report on Form 8-K filed on July 24, 2020 (Commission File No. 1-4879)

4.4	Form of 9.000% Senior Secured Notes due 2025 (included in Exhibit 4.3)

10.1
Diebold Nixdorf, Incorporated 2017 Equity and Performance Incentive Plan, as amended May 1, 2020 incorporated by reference to Exhibit 10.13 to Registrant's Current Report on Form 8-K filed on May 7, 2020(Commission File No. 1-4879)

10.2
Ninth Amendment, dated as of July 20, 2020, by and among Diebold Nixdorf, Incorporated, as borrower, the subsidiary borrowers named therein, the guarantors party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent and the other institutions named on the signature pages thereto – incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on July 24, 2020 (Commission File No. 1-4879)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD NIXDORF, INCORPORATED

Date:	July 31, 2020		/s/ Gerrard B. Schmid
		By:	Gerrard B. Schmid
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 31, 2020		/s/ Jeffrey Rutherford
		By:	Jeffrey Rutherford
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)