Form 10-Q
period 2020-09-30
DIEBOLD NIXDORF, Inc
filed 2020-10-28
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding as of October 23, 2020 was 77,678,423.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Form 10-Q

Part I – Financial Information
Item 1: Financial Statements

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share and per share amounts)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash, cash equivalents and restricted cash	$277.3	$280.9
Short-term investments	6.8	10.0
Trade receivables, less allowances for doubtful accounts of $43.0 and $42.2, respectively	668.1	619.3
Inventories	542.6	466.5
Prepaid expenses	35.5	51.3
Current assets held for sale	67.9	233.3
Other current assets	242.8	230.7
Total current assets	1,841.0	1,892.0
Securities and other investments	9.2	21.4
Property, plant and equipment, net of accumulated depreciation and amortization of $558.6 and $526.9, respectively	198.3	231.5
Goodwill	773.7	764.0
Deferred income taxes	127.7	120.8
Customer relationships, net	408.5	447.7
Other assets	269.4	313.2
Total assets	$3,627.8	$3,790.6
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities
Notes payable	$18.3	$32.5
Accounts payable	504.4	471.5
Deferred revenue	247.3	320.5
Payroll and other benefits liabilities	198.2	224.7
Other current liabilities	481.4	550.4
Total current liabilities	1,449.6	1,599.6
Long-term debt	2,427.9	2,108.7
Pensions, post-retirement and other benefits	228.9	237.7
Deferred income taxes	116.1	134.5
Other liabilities	197.1	195.5
Commitments and contingencies
Redeemable noncontrolling interests	19.9	20.9
Equity
Diebold Nixdorf, Incorporated shareholders' equity
Preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Common shares, $1.25 par value, 125,000,000 authorized shares, 93,524,415 and 92,208,247 issued shares, 77,672,179 and 76,813,013 outstanding shares, respectively	116.9	115.3
Additional capital	783.3	773.9
Accumulated deficit	(690.2)	(472.3)
Treasury shares, at cost (15,852,236 and 15,395,234 shares, respectively)	(576.6)	(571.9)
Accumulated other comprehensive loss	(440.0)	(375.3)
Total Diebold Nixdorf, Incorporated shareholders' equity	(806.6)	(530.3)
Noncontrolling interests	(5.1)	24.0
Total equity	(811.7)	(506.3)
Total liabilities, redeemable noncontrolling interests and equity	$3,627.8	$3,790.6
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net sales
Services	$588.9	$643.0	$1,736.4	$1,931.0
Products	406.3	435.8	1,060.0	1,326.1
	995.2	1,078.8	2,796.4	3,257.1
Cost of sales
Services	399.2	462.4	1,226.5	1,423.3
Products	311.9	345.0	811.4	1,037.1
	711.1	807.4	2,037.9	2,460.4
Gross profit	284.1	271.4	758.5	796.7
Selling and administrative expense	226.0	219.9	629.7	674.3
Research, development and engineering expense	30.2	36.8	93.4	109.8
Impairment of assets	4.1	—	4.1	—
(Gain) loss on sale of assets, net	—	(8.5)	13.0	6.6
	260.3	248.2	740.2	790.7
Operating profit (loss)	23.8	23.2	18.3	6.0
Other income (expense)
Interest income	1.9	1.9	5.4	7.0
Interest expense	(144.3)	(52.5)	(240.6)	(153.3)
Foreign exchange gain, net	(2.3)	(1.8)	(9.5)	(4.1)
Miscellaneous, net	(1.5)	(1.0)	4.1	(2.8)
Loss before taxes	(122.4)	(30.2)	(222.3)	(147.2)
Income tax (benefit) expense	(21.5)	5.2	(4.9)	74.8
Equity in earnings of unconsolidated subsidiaries	—	0.6	—	—
Net loss	(100.9)	(34.8)	(217.4)	(222.0)
Net (loss) income attributable to noncontrolling interests	0.5	0.9	0.5	(3.3)
Net loss attributable to Diebold Nixdorf, Incorporated	$(101.4)	$(35.7)	$(217.9)	$(218.7)

Basic and diluted weighted-average shares outstanding	77.7	76.8	77.5	76.6

Net loss attributable to Diebold Nixdorf, Incorporated
Basic and diluted loss per share	$(1.31)	$(0.46)	$(2.81)	$(2.86)
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in millions)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Net loss	$(100.9)	$(34.8)	$(217.4)	$(222.0)
Other comprehensive income (loss), net of tax
Translation adjustment	(10.0)	(91.7)	(64.1)	(73.3)
Foreign currency hedges (net of tax of $(0.1), $0.0, $0.2 and $0.0, respectively)	(0.4)	(0.2)	1.8	(0.1)
Interest rate hedges
Net (loss) income recognized in other comprehensive income (net of tax of $(0.9), $0.5, $4.0 and $1.7, respectively)	3.0	(3.0)	(19.1)	(8.7)
Reclassification adjustment for amounts recognized in net income	(0.4)	0.8	4.9	1.8
	2.6	(2.2)	(14.2)	(6.9)
Pension and other post-retirement benefits
Net actuarial loss amortization (net of tax of $0.6, $(0.4), $2.4 and $(1.2), respectively)	2.1	2.2	11.2	6.0
Other	—	—	(0.8)	0.1
Other comprehensive loss, net of tax	(5.7)	(91.9)	(66.1)	(74.2)
Comprehensive loss	(106.6)	(126.7)	(283.5)	(296.2)
Less: comprehensive loss attributable to noncontrolling interests	0.4	(0.1)	(0.9)	(4.1)
Comprehensive loss attributable to Diebold Nixdorf, Incorporated	$(107.0)	$(126.6)	$(282.6)	$(292.1)
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Nine Months Ended
	September 30
	2020	2019
Cash flow from operating activities
Net loss	$(217.4)	$(222.0)
Adjustments to reconcile net loss to cash flow used by operating activities:
Depreciation and amortization	75.1	83.2
Amortization of Wincor Nixdorf purchase accounting intangible assets	63.2	71.8
Amortization of deferred financing costs into interest expense	41.1	16.3
Share-based compensation	11.1	19.4
Debt prepayment costs	67.2	—
Loss (gain) on sale of assets, net	13.0	6.6
Impairment of assets	4.1	—
Deferred income taxes	(36.4)	3.2
Other	(7.1)	—
Changes in certain assets and liabilities
Trade receivables	(68.6)	110.1
Inventories	(83.8)	(2.9)
Accounts payable	35.3	(6.9)
Deferred revenue	(69.6)	(50.3)
Sales tax and net value added tax	(18.0)	(13.7)
Income taxes	1.5	60.5
Prepaid expenses	16.1	9.8
Accrued salaries, wages and commissions	(22.0)	14.0
Restructuring	(8.3)	(27.9)
Warranty liability	(2.4)	(3.2)
Liabilities held for sale	(22.3)	12.5
Certain other assets and liabilities	18.8	(73.1)
Net cash provided (used) by operating activities	(209.4)	7.4
Cash flow from investing activities
Capital expenditures	(12.2)	(30.2)
Proceeds from divestitures, net of cash divested	(47.9)	29.8
Proceeds from settlement of corporate-owned life insurance policies	15.6	—
Proceeds from maturities of short-term investments	154.3	185.9
Payments for purchases of short-term investments	(142.7)	(157.9)
Increase in certain other assets	(7.8)	(17.4)
Net cash provided (used) by investing activities	(40.7)	10.2
Cash flow from financing activities
Debt issuance costs	(26.4)	(12.5)
Debt prepayment costs	(67.2)	—
Revolving credit facility borrowings (repayments), net	192.1	(125.0)
Other debt borrowings	1,107.8	395.3
Other debt repayments	(1,039.5)	(342.9)
Distributions to noncontrolling interest holders	—	(98.1)
Other	(6.0)	(1.7)
Net cash provided (used) by financing activities	160.8	(184.9)
Effect of exchange rate changes on cash and cash equivalents	(7.7)	(7.2)
Change in cash, cash equivalents and restricted cash	(97.0)	(174.5)
Add: Cash included in assets held for sale at beginning of period	97.2	7.3
Less: Cash included in assets held for sale at end of period	3.8	38.9
Cash, cash equivalents and restricted cash at the beginning of the period	280.9	458.4
Cash, cash equivalents and restricted cash at the end of the period	$277.3	$252.3
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2020
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)

Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Diebold Nixdorf, Incorporated and its subsidiaries (collectively, the Company) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (U.S. GAAP); however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s annual report on Form 10-K for the year ended December 31, 2019. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may involve risks and uncertainties that could significantly impact expected future results. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of results to be expected for the full year.

The Company has reclassified the presentation of certain prior-year information to conform to the current presentation.

Recently Adopted Accounting Guidance

Standards Adopted	Description	Effective Date
ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement	This Accounting Standard Update (ASU) is designed to improve the effectiveness of disclosures by removing, modifying and adding disclosures related to fair value measurements. The adoption of this ASU did not have a significant impact on the Company's condensed consolidated financial statements.	January 1, 2020
ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606	The amendments in this ASU provide guidance on whether certain transactions between collaborative arrangement participants should be accounted for under Topic 606. The adoption of this ASU did not have a significant impact on the Company's condensed consolidated financial statements.	January 1, 2020
ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments	The amendments in this ASU replace the incurred loss impairment methodology with the current expected credit loss methodology. This will change the measurement of credit losses on financial instruments and the timing of when such losses are recorded. The adoption of this ASU did not have a significant impact on the Company's condensed consolidated financial statements.	January 1, 2020
ASU 2019-01, Leases (Topic 842): Codification Improvements
This ASU is intended to clarify the Accounting Standard Codification (ASC) more generally and/or to correct unintended application of guidance. The amendments in this ASU include three Issues: Determining the fair value of the underlying asset by lessors that are not manufacturers or dealers (Issue 1) Presentation on the statement of cash flows—sales-type and direct financing leases (Issue 2) and Transition disclosures related to Topic 250, Accounting Changes and Error Corrections (Issue 3). The adoption of this ASU did not have a significant impact on the Company’s condensed consolidated financial statements.
January 1, 2020
ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments	This ASU is designed to clarify, correct, and improve various aspects of the guidance in the following ASUs related to financial instruments: ASU 2016-01 - Financial Instruments - Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Liabilities; ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments; and ASU 2017-12 - Derivatives and Hedging (Topic 815): Targeted Improvements for Hedging Activities. The adoption of this ASU did not have a significant impact on the Company's condensed consolidated financial statements.	January 1, 2020

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Securities and Exchange Commission (SEC) Release # 33-10762, Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and
Affiliates Whose Securities Collateralize a Registrant’s Securities
On March 2, 2020, the SEC issued a final rule that amended the disclosure requirements related to certain registered securities under SEC Regulation S-X, Rule 3-10, which required separate financial statements for subsidiary issuers and guarantors of registered debt securities unless certain exceptions are met. The final rule replaces the previous requirement under Rule 3-10 to provide condensed consolidating financial information in the registrant’s financial statements with a requirement to provide alternative financial disclosures. As a result, we have excluded the footnote disclosures required under the previous Rule 3-10, and applied the final rule by including the summarized financial information and qualitative disclosures in Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q and Exhibit 22.1, filed herewith.	January 4, 2021 (early adopted for the period ended September 30, 2020)

Note 2: Leases

The Company utilizes lease agreements to meet its operating needs. These leases support global staff via the use of office space, warehouses, vehicles and information technology (IT) equipment. The Company utilizes both operating and finance leases in its portfolio of leased assets; however, the majority of these leases are classified as operating. A significant portion of the volume of the lease portfolio is in fleet vehicles and IT office equipment; however, real estate leases constitute a majority of the value of the right-of-use (ROU) assets. Lease agreements are utilized worldwide, with the largest location concentration in the United States, Germany and India. The Company's lease population has initial lease terms ranging from less than one year to approximately ten years. Some leases include one or more options to renew, with renewal terms that can extend the lease term from six months to 15 years.

The following table summarizes the weighted-average remaining lease terms and discount rates related to the Company's lease population at:

	September 30, 2020	September 30, 2019
Weighted-average remaining lease terms (in years)
Operating leases	4.2	4.8
Finance leases	3.8	2.4
Weighted-average discount rate
Operating leases	11.5%	12.2%
Finance leases	10.9%	24.1%

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

As of September 30, 2020, the Company did not have any material leases that have not yet commenced but that create significant rights and obligations.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2020
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

The following table summarizes the components of lease expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Lease expense
Operating lease expense	$24.6	$23.2	$71.9	$65.3
Finance lease expense
Amortization of ROU lease assets	$0.4	$0.1	$1.1	$0.4
Interest on lease liabilities	$0.1	$0.1	$0.4	$0.3
Variable lease expense	$1.9	$3.2	$6.5	$11.4

The following table summarizes the maturities of lease liabilities:

	Operating	Finance
2020 (excluding the nine months ended September 30, 2020)	$25.5	$0.6
2021	55.1	2.0
2022	34.6	1.3
2023	21.4	0.6
2024	15.3	0.5
Thereafter	25.1	0.8
Total	177.0	5.8
Less: Present value discount	(35.7)	(0.9)
Lease liability	$141.3	$4.9

The following table summarizes the cash flow information related to leases:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating - operating cash flows	$28.3	$22.3	$72.3	$63.6
Finance - financing cash flows	$0.4	$0.1	$1.2	$0.3
Finance - operating cash flows	$0.2	$0.2	$0.6	$0.4
ROU lease assets obtained in the exchange for lease liabilities
Operating leases	$9.9	$8.5	$17.6	$49.3
Finance leases	$0.1	$0.2	$4.0	$2.3

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table summarizes the balance sheet information related to leases:

	September 30, 2020	December 31, 2019
Assets
Operating	$139.6	$167.5
Finance	5.1	2.4
Total leased assets	$144.7	$169.9

Current liabilities
Operating	$52.2	$62.8
Finance	1.7	0.9
Noncurrent liabilities
Operating	89.1	106.4
Finance	3.2	1.4
Total lease liabilities	$146.2	$171.5

Operating and finance leases are included in other assets, other current liabilities and other liabilities on the condensed consolidated balance sheets.

Note 3: Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per share includes the dilutive effect of potential common shares outstanding. Under the two-class method of computing earnings (loss) per share, non-vested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities. The Company’s participating securities include restricted stock units (RSUs), director deferred shares and shares that were vested but deferred by employees. The Company calculated basic and diluted earnings (loss) per share under both the treasury stock method and the two-class method. For the three and nine months ended September 30, 2020 and 2019, there were no differences in the earnings (loss) per share amounts calculated under the two methods. Accordingly, the treasury stock method is disclosed below; however, the weighted-average number of shares used in the computation of diluted earnings (loss) per share are excluded due to the Company's net loss.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table represents amounts used in computing earnings (loss) per share and the effect on the weighted-average number of shares of dilutive potential common shares:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator
Income (loss) used in basic and diluted loss per share
Net loss	$(100.9)	$(34.8)	$(217.4)	$(222.0)
Net (income) loss attributable to noncontrolling interests	0.5	0.9	0.5	(3.3)
Net loss attributable to Diebold Nixdorf, Incorporated	$(101.4)	$(35.7)	$(217.9)	$(218.7)
Denominator
Weighted-average number of common shares used in basic and diluted loss per share (1)	77.7	76.8	77.5	76.6
Net loss attributable to Diebold Nixdorf, Incorporated
Basic and diluted loss per share	$(1.31)	$(0.46)	$(2.81)	$(2.86)
Anti-dilutive shares
Anti-dilutive shares not used in calculating diluted weighted-average shares	2.3	2.7	2.6	3.4
(1)Incremental shares of 1.2 and 2.2 for the three months ended September 30, 2020 and 2019, respectively, and 1.0 and 1.7 for the nine months ended September 30, 2020 and 2019, respectively, would have been included in the weighted-average number of shares used in the computation of diluted earnings (loss) per share because their effects are dilutive, but are excluded due to the Company's net loss.

Note 4: Share-Based Compensation

The Company’s share-based compensation to employees is recognized based on grant-date fair values during the period in which the employee is required to provide services in exchange for the award. Share-based compensation is primarily recognized as a component of selling and administrative expense. Total share-based compensation expense was $3.5 and $5.2 for the three months ended September 30, 2020 and 2019, respectively, and $11.1 and $19.4 for the nine months ended September 30, 2020 and 2019, respectively. The decrease in share-based compensation of $8.3 for the nine months ended September 30, 2020 is primarily due to a reduction in shares granted. The Company has certain performance and restricted stock units that will be settled in cash and are accounted for as liabilities. The total compensation expense for these awards was $11.1 and $2.3 for the three months ended September 30, 2020 and 2019, respectively, and $17.5 and $7.2 for the nine months ended September 30, 2020 and 2019, respectively. These awards vest ratably over a three-year period.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Options outstanding and exercisable as of September 30, 2020 are included under the Company’s 1991 Equity and Performance Incentive Plan (as Amended and Restated as of February 12, 2014) (the 1991 Plan) and the Company's 2017 Equity and Performance Incentive Plan (the 2017 Plan). Changes during the nine months ended September 30, 2020 were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
		(per share)	(in years)
Outstanding at January 1, 2020	2.4	$14.89
Expired or forfeited	(0.1)	$31.74
Granted	0.4	$12.54
Outstanding at September 30, 2020	2.7	$14.30	8	$2.5
Options exercisable September 30, 2020	1.4	$19.66	7	$1.2
Options vested and expected to vest(2) at September 30, 2020	2.7	$14.30	8	$2.5
(1)The aggregate intrinsic value (the difference between the closing price of the Company’s common shares on the last trading day of the third quarter of 2020 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders exercised their options on September 30, 2020. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common shares.
(2)The options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding non-vested options.

The following table summarizes information on non-vested RSUs and performance shares relating to employees and non-employee directors for the nine months ended September 30, 2020:

	Number of Shares	Weighted-Average Grant-Date Fair Value
RSUs:
Non-vested at January 1, 2020	2.2	$9.99
Forfeited	(0.1)	$13.11
Vested	(1.0)	$12.60
Granted	0.9	$10.64
Non-vested at September 30, 2020	2.0	$8.84
Performance Shares:
Non-vested at January 1, 2020	2.4	$26.44
Forfeited	(0.8)	$34.49
Vested	(0.3)	$26.60
Non-vested at September 30, 2020	1.3	$21.73

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

As of September 30, 2020, there were 0.1 non-employee director deferred shares vested and outstanding.

On May 1, 2020, the Company's shareholders approved amendments to the 2017 Plan, which provide for an additional 1.9  common shares available for award.

Note 5: Income Taxes

The effective tax rate on the loss was 17.6 percent and 2.2 percent for the three and nine months ended September 30, 2020, respectively. The tax benefit for the three months ended September 30, 2020 was attributable to current quarter pre-tax losses. The tax benefit percentage for the three months ended September 30, 2020, is primarily attributable to the usage of previously unbenefited foreign tax credit carryovers, while the overall nine month lower income tax benefit percentage is primarily

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

attributable to the second quarter discrete tax inclusion caused by the surrender of Company-owned life insurance (COLI) plans.

The effective tax rate on the loss was (17.2) percent and (50.8) percent for the three and nine months ended September 30, 2019, respectively. The expense on the loss was primarily due to the tax impacts of the U.S. Tax Cuts and Jobs Act on the estimated projected tax rate, more specifically, the impacts related to global intangible low-taxed income and the base erosion and anti-abuse tax. In addition, during the first quarter the Company collapsed its Barbados structure to meet the covenant requirements under its credit agreement, which resulted in additional tax discrete expense partially offset by the valuation allowance release relating to the Company’s nondeductible interest expense that was carried forward from December 31, 2018. The above items noted as well as the Company’s jurisdictional income (loss) mix and varying statutory rates are the primary drivers of the estimated projected tax rate.

Note 6: Inventories

Major classes of inventories are summarized as follows:

	September 30, 2020	December 31, 2019
Finished goods	$233.2	$157.4
Service parts	167.6	175.4
Raw materials and work in process	141.8	133.7
Total inventories	$542.6	$466.5

Note 7: Investments

The Company’s investments, primarily in Brazil, consist of certificates of deposit that are recorded at fair value based upon quoted market prices. Changes in fair value are recognized in investment income, determined using the specific identification method, and were minimal. There were no gains from the sale of securities or proceeds from the sale of securities for the three and nine months ended September 30, 2020 and 2019.

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

The Company’s investments subject to fair value measurement consist of the following:

	Cost Basis	Unrealized Gain / (Loss)	Fair Value
As of September 30, 2020
Short-term investments
Certificates of deposit	$6.8	$—	$6.8
Long-term investments
Assets held in a rabbi trust	$5.1	$0.9	$6.0

As of December 31, 2019
Short-term investments
Certificates of deposit	$10.0	$—	$10.0
Long-term investments
Assets held in a rabbi trust	$5.5	$0.7	$6.2
Securities and other investments also includes a cash surrender value of insurance contracts of $3.2 and $15.2 as of September 30, 2020 and December 31, 2019, respectively. During the second quarter of 2020, the Company implemented a plan to close and surrender several of its COLI plans. As a result, the Company received proceeds of $8.4 and $15.6 during the three and nine months ended September 30, 2020, respectively, from the closure of its plans. The Company recorded a gain of $7.2

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

during the nine months ended September 30, 2020, respectively, and recorded this to Miscellaneous, net within Other income (expense) on the Condensed Consolidated Statement of Operations.

The Company has certain strategic alliances that are not consolidated. The Company tests these strategic alliances annually, individually and in the aggregate, to determine materiality. The Company owns 48.1 percent of Inspur (Suzhou) Financial Technology Service Co. Ltd. (Inspur JV), which increased from 40.0 percent as a result of the divestiture of the Company's operations in China (refer to note 15). Additionally, the Company owns 43.6 percent of Aisino-Wincor Retail & Banking Systems (Shanghai) Co., Ltd. (Aisino JV). The Company engages in transactions in the ordinary course of business with its strategic alliances. The Company's strategic alliances are not significant subsidiaries and are accounted for under the equity method of accounting. As of September 30, 2020, the Company had accounts receivable and accounts payable balances with these strategic alliances of $11.5 and $45.3, respectively, which are included in trade receivables, less allowances for doubtful accounts and accounts payable on the condensed consolidated balance sheets. The Company continues to assess these strategic alliances as part of the optimization of its portfolio of businesses, which may include the exit or restructuring of these businesses.

The Company provides financing arrangements to customers purchasing its products. These financing arrangements are largely classified and accounted for as sales-type leases.

The following table presents the components of finance lease receivables as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Gross minimum lease receivables	$40.1	$41.8
Allowance for credit losses	(0.3)	(0.3)
Estimated unguaranteed residual values	0.2	0.2
	40.0	41.7
Less:
Unearned interest income	(1.5)	(2.8)
Total	$38.5	$38.9

Future minimum payments due from customers under finance lease receivables as of September 30, 2020 are as follows:

2020	11.9
2021	8.2
2022	7.2
2023	5.3
2024	4.6
Thereafter	2.9
$40.1

There were no significant changes in provision for credit losses, recoveries and write-offs during the nine months ended September 30, 2020 and 2019. As of September 30, 2020, finance leases and notes receivable individually evaluated for impairment were $39.7 and $3.3, respectively, with no provision recorded. As of September 30, 2019, finance leases and notes receivable individually evaluated for impairment were $36.3 and $4.8, respectively. There have been no material changes to the maturities on the finance lease receivables since December 31, 2019. The income related to the finance lease receivables was minimal for the three and nine months ended September 30, 2020.

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
FORM 10-Q as of September 30, 2020
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

Note 8: Goodwill and Other Assets

The Company’s three reportable operating segments are Eurasia Banking, Americas Banking and Retail. The Company has allocated goodwill to its Eurasia Banking, Americas Banking and Retail reportable operating segments. The changes in carrying amounts of goodwill within the Company's segments are summarized as follows:

	Eurasia Banking	Americas Banking	Retail	Total
Goodwill	$598.6	$437.3	$233.2	$1,269.1
Accumulated impairment	(291.7)	(122.0)	(57.2)	(470.9)
Balance at January 1, 2019	$306.9	$315.3	$176.0	$798.2
Transferred to assets held for sale	(11.7)	—	—	(11.7)
Divestitures	(0.4)	—	(3.9)	(4.3)
Currency translation adjustment	(7.3)	(6.0)	(4.9)	(18.2)
Goodwill	$579.2	$431.3	$224.4	$1,234.9
Accumulated impairment	(291.7)	(122.0)	(57.2)	(470.9)
Balance at December 31, 2019	$287.5	$309.3	$167.2	$764.0
Transferred to assets held for sale	(6.4)	(2.4)	—	(8.8)
Currency translation adjustment	7.3	6.1	5.1	18.5
Goodwill	$580.1	$435.0	$229.5	$1,244.6
Accumulated impairment	(291.7)	(122.0)	(57.2)	(470.9)
Balance at September 30, 2020	$288.4	$313.0	$172.3	$773.7

In accordance with the Company's accounting policy, goodwill is tested for impairment annually during the fourth quarter.

The Company identified four reporting units, which are Eurasia Banking, Americas Banking, EMEA Retail and Rest of World Retail. The Company considered there to be a triggering event and as a result of analysis performed during the first quarter of 2020, the Eurasia Banking, Americas Banking and EMEA Retail reporting units had sufficient cushion of estimated fair value in excess of carrying value as of March 31, 2020. There have been no impairment indicators identified during the three months ended September 30, 2020. Rest of World Retail had no goodwill as of September 30, 2020 and December 31, 2019. Changes in certain assumptions or the Company's inability to execute on the current plan could have a significant impact to the estimated fair value of the reporting units.

As a result of the uncertainty related to the COVID-19 pandemic, the Company could experience unfavorable impacts in the results of the reporting units and to the various assumptions used in the analysis of goodwill and will continue to assess potential triggering events.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following summarizes information on intangible assets by major category:

		September 30, 2020			December 31, 2019
	Weighted-average remaining useful lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships, net	5.4 years	$727.0	$(318.5)	$408.5	$698.7	$(251.0)	$447.7

Internally-developed software	1.3 years	192.4	(155.3)	37.1	178.2	(132.2)	46.0
Development costs non-software	0.6 years	53.5	(53.2)	0.3	51.5	(47.5)	4.0
Other intangibles	2.3 years	77.2	(73.6)	3.6	79.3	(74.7)	4.6
Other intangible assets, net		323.1	(282.1)	41.0	309.0	(254.4)	54.6
Total		$1,050.1	$(600.6)	$449.5	$1,007.7	$(505.4)	$502.3

Amortization expense on capitalized software of $5.3 and $8.2 was included in service and software cost of sales for the three months ended September 30, 2020 and 2019, respectively, and $19.8 and $25.1 for the nine months ended September 30, 2020 and September 30, 2019, respectively. The Company's total amortization expense, including deferred financing costs, was $56.2 and $35.9 for the three months ended September 30, 2020 and 2019, respectively, and $122.7 and $109.5 for the nine months ended September 30, 2020 and 2019, respectively.

Note 9: Guarantees and Product Warranties

The Company provides its global operations guarantees and standby letters of credit through various financial institutions for suppliers, customers, regulatory agencies and insurance providers. If the Company is not able to make payments or fulfill contractual obligations, the suppliers, customers, regulatory agencies and insurance providers may draw on the pertinent bank. At September 30, 2020, the maximum future payment obligations related to these various guarantees totaled $90.2, of which $26.6 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2019, the maximum future payment obligations relative to these various guarantees totaled $108.2, of which $25.2 represented standby letters of credit to insurance providers, and no associated liability was recorded.

The Company provides its customers a manufacturer’s warranty, and at the time of the sale records an estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts.

Changes in the Company’s warranty liability balance are illustrated in the following table:

	September 30, 2020	September 30, 2019
Balance at January 1	$36.9	$40.1
Current period accruals	12.5	10.5
Current period settlements	(14.8)	(10.7)
Currency translation adjustment	(1.4)	(3.9)
Balance at September 30	$33.2	$36.0

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 10: Restructuring

The following table summarizes the impact of the Company’s restructuring charges on the condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Cost of sales – services	$0.8	$2.0	$3.2	$6.1
Cost of sales – products	2.6	0.1	2.6	0.1
Selling and administrative expense	10.0	6.4	26.5	13.4
Research, development and engineering expense	0.4	0.1	3.0	0.1
Loss on sale of assets, net	—	—	—	0.1
Total	$13.8	$8.6	$35.3	$19.8

The following table summarizes the Company’s type of restructuring charges by reportable operating segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Severance
Eurasia Banking	$8.6	$1.3	$16.7	$4.1
Americas Banking	0.7	0.6	1.8	1.2
Retail	2.0	0.9	10.8	4.5
Corporate	2.5	5.8	6.0	9.9
Total severance	$13.8	$8.6	$35.3	$19.7

Other - Americas Banking	—	—	—	0.1
Total	$13.8	$8.6	$35.3	$19.8

DN Now

During the second quarter of 2018, the Company began implementing DN Now to deliver greater, more sustainable profitability. The gross annualized savings target for DN Now is approximately $500 through 2021, inclusive of the incremental and recurring savings, which the Company is executing in response to the COVID-19 pandemic. In order to achieve these savings, the Company has and will continue to restructure the workforce, integrate and optimize systems and processes, transition workloads to lower cost locations and consolidate real estate holdings. Additional near-term activities include continuation of the services modernization plan, rationalizing the Company's product portfolio and further reducing the Company's selling and administrative expense. The Company incurred restructuring charges of $13.8 and $8.6 for the three months ended September 30, 2020 and 2019, respectively, and $35.3 and $19.8 for the nine months ended September 30, 2020 and 2019, respectively, related to DN Now. The Company anticipates additional restructuring costs of approximately $20 to $40 through the completion of DN Now, primarily related to severance.

The following table summarizes the Company's cumulative total restructuring costs by plan as of September 30, 2020:

	DN Now
	Severance	Other	Total
Eurasia Banking	$63.5	$—	$63.5
Americas Banking	12.2	0.1	12.3
Retail	33.0	—	33.0
Corporate	35.6	—	35.6
Total	$144.3	$0.1	$144.4

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table summarizes the Company’s restructuring accrual balances and related activity for the nine months ended September 30, 2020:

	2020	2019
Balance at January 1	$42.6	$56.9
Liabilities incurred	35.3	19.8
Liabilities paid/settled	(42.8)	(49.2)
Balance at September 30	$35.1	$27.5

Note 11: Debt

Outstanding debt balances were as follows:

	September 30, 2020	December 31, 2019
Notes payable
Uncommitted lines of credit	$7.0	$5.0
Term Loan A-1 Facility	—	16.3
Term Loan B Facility - USD	4.8	4.8
Term Loan B Facility - Euro	4.9	4.7
Other	1.6	1.7
	$18.3	$32.5
Long-term debt
Revolving Facility	$192.1	$—
2022 Term Loan A Facility	—	370.3
Term Loan A-1 Facility	—	602.6
Term Loan B Facility - USD	386.9	404.0
Term Loan B Facility - Euro	394.4	395.1
2024 Senior Notes	400.0	400.0
2025 Senior Secured Notes - USD	700.0	—
2025 Senior Secured Notes - EUR	409.8	—
Other	3.4	1.3
	2,486.6	2,173.3
Long-term deferred financing fees	(58.7)	(64.6)
	$2,427.9	$2,108.7

As of September 30, 2020, the Company had various international short-term uncommitted lines of credit with borrowing limits of $31.9. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of September 30, 2020 and December 31, 2019 was 7.36 percent and 9.03 percent, respectively, and primarily relate to higher interest rate, short-term uncommitted lines of credit in Turkey and Brazil. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at September 30, 2020 was $24.9.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The cash flows related to debt borrowings and repayments were as follows:

	Nine Months Ended
	September 30,
	2020	2019
Revolving credit facility borrowings	$653.1	$703.4

Revolving credit facility repayments	$(461.0)	$(828.4)

Other debt borrowings
Proceeds from 2025 Senior Secured Notes - USD	$693.2	$—
Proceeds from 2025 Senior Secured Notes - EUR	394.6	—
Proceeds from 2022 Term Loan A Facility under the Credit Agreement	—	374.3
International short-term uncommitted lines of credit borrowings	20.0	21.0
	$1,107.8	$395.3

Other debt repayments
Payments on Term Loan A Facility under the Credit Agreement	$—	$(126.3)
Payments on 2022 and Delayed Draw Term Loan A Facility under the Credit Agreement	(370.3)	(160.5)
Payments Term Loan A-1 Facility under the Credit Agreement	(618.9)	(12.2)
Payments on Term Loan B Facility - USD under the Credit Agreement	(17.1)	(3.6)
Payments on Term Loan B Facility - Euro under the Credit Agreement	(16.4)	(3.5)
International short-term uncommitted lines of credit and other repayments	(16.8)	(36.8)
	$(1,039.5)	$(342.9)

As of September 30, 2020, the Company had a revolving and term loan credit agreement (the Credit Agreement) with a revolving facility of up to $368.9 (the Revolving Facility). The weighted-average interest rate on outstanding Revolving Facility borrowings as of September 30, 2020 and December 31, 2019 was 4.67 percent and 6.01 percent, respectively, which is variable based on the London Interbank Offered Rate (LIBOR). There was $150.2 available under the Revolving Facility as of September 30, 2020, after excluding $26.6 in letters of credit.

On May 9, 2017, the Company entered into an incremental amendment to its Credit Agreement (the Incremental Amendment) which reduced the initial term loan B facility (the Term Loan B Facility) of a $1,000.0 U.S. dollar-denominated tranche to $475.0. The reduction was funded using the $250.0 proceeds drawn from the Delayed Draw Term Loan A Facility, a replacement of $70.0 with Term Loan B Facility - Euro and previous principal payments.

The Incremental Amendment also renewed the repricing premium of 1.00 percent in relation to the Term Loan B Facility to the date that is six months after the Incremental Effective Date, removed the requirements to prepay the repriced Dollar Term Loan and the repriced Euro Term Loan upon any asset sale or casualty event if the Company is below a total net leverage ratio of 2.5:1.0 on a pro forma basis for such asset sale or casualty event and provides additional restricted payments and investment carveouts in regards to assets acquired in connection with the August 2016 acquisition of Diebold Nixdorf AG, formerly known as Wincor Nixdorf Aktiengesellschaft. All other material provisions under the Credit Agreement were unchanged.

On August 30, 2018, the Company entered into a sixth amendment and incremental amendment (the Sixth Amendment) to its Credit Agreement. The Sixth Amendment amended the financial covenants and established a new senior secured incremental term A-1 facility in an aggregate principal amount of $650.0 (Term Loan A-1 Facility) and made certain other changes to the Credit Agreement. Following the execution of the Sixth Amendment, the Company has executed, and has caused certain of its subsidiaries to execute, certain foreign security and guaranty documents for the benefit of the secured parties under the Credit

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Agreement that provide for guarantees by, and additional security with respect to, the equity interests in and the stock of certain foreign subsidiaries.

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

On February 27, 2020 the Company entered into the eighth amendment (the Eighth Amendment) to its Credit Agreement. The Eighth Amendment provided additional flexibility to refinance debt, including permitting the Company to raise different types of secured and unsecured debt as well as the option to tender for secured debt on favorable terms ahead of the maturity dates.

On July 20, 2020, the Company entered into the ninth amendment to the Credit Agreement (the Ninth Amendment). The Ninth Amendment amended the Credit Agreement to, among other things, extend the maturity of $330.0 of revolving credit commitments from April 30, 2022 to July 20, 2023 and amend the financial covenants in the Credit Agreement in connection with the extension of such maturities (and, effective as of the date of the Ninth Amendment, the Company terminated its other revolving credit commitments under the Revolving Facility other than approximately $39.0 of revolving credit commitments that still mature April 30, 2022).

The interest rates with respect to the 2022 Facilities and 2023 Revolving Loans are based on, at the Company’s option, adjusted LIBOR or an alternative base rate, in each case plus an applicable margin tied to the Company’s then applicable total net leverage ratio. Such applicable margins range from, for LIBOR-based 2022 Term A Loans, 1.25 percent to 4.75 percent, for LIBOR-based 2022 or 2023 Revolving Loans, 1.25 percent to 4.25 percent, and for base-rate 2022 Term A Loans and 2022 or 2023 Revolving Loans, 1.00 percent less than in the case of LIBOR-based loans.

The Credit Agreement financial ratios at September 30, 2020 were as follows:

•a maximum allowable total net debt to adjusted EBITDA leverage ratio of 6.50 to 1.00 as of September 30, 2020 (reducing to 6.25 on December 31, 2020, 6.00 on June 30, 2021, 5.75 on December 31, 2021, 5.50 on September 30, 2022 and 5.25 on December 31, 2022 and thereafter); and
•a minimum adjusted EBITDA to net interest expense coverage ratio of not less than 1.375 to 1.00 as of September 30, 2020 (increasing to 1.50 on December 31, 2020, 1.625 on December 31, 2021 and 1.75 on December 31, 2022 and thereafter).

As of September 30, 2020, the debt facilities under the Credit Agreement were secured by substantially all assets of Diebold Nixdorf, Incorporated and its domestic subsidiaries that are borrowers or guarantors under the Credit Agreement, subject to certain exceptions and permitted liens.

On July 20, 2020, Diebold Nixdorf, Incorporated issued $700.0 aggregate principal amount of 9.375 percent Senior Secured Notes due 2025 (the 2025 Senior Secured Notes - USD) and its wholly-owned subsidiary, Diebold Nixdorf Dutch Holding B.V., issued €350.0 aggregate principal amount of 9.0 percent Senior Secured Notes due 2025 (the 2025 Senior Secured Notes - EUR and, together with the 2025 Senior Secured Notes - USD, the 2025 Senior Secured Notes) in private offerings exempt from registration under the Securities Act of 1933. The 2025 Senior Secured Notes - USD were issued at a price of 99.031 percent of their principal amount, and the 2025 Senior Secured Notes - EUR were issued at a price of 99.511 percent of their principal amount.

The 2025 Senior Secured Notes are or will be, as applicable, guaranteed on a senior secured basis by (i) all of Diebold Nixdorf, Incorporated’s existing and future direct and indirect U.S. subsidiaries that guarantee the obligations under the Credit Agreement and (ii) all of Diebold Nixdorf, Incorporated’s existing and future direct and indirect U.S. subsidiaries (other than securitization subsidiaries, immaterial subsidiaries and certain other subsidiaries) that guarantee any of the Diebold Nixdorf Dutch Holding B.V.’s or Diebold Nixdorf, Incorporated’s or its subsidiary guarantors’ indebtedness for borrowed money (collectively, the U.S. subsidiary guarantors). Additionally, the 2025 Senior Secured Notes - USD and the 2025 Senior Secured Notes - EUR are guaranteed on a senior secured basis by Diebold Nixdorf Dutch Holdings B.V. and Diebold Nixdorf,

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Incorporated, respectively. The 2025 Senior Secured Notes are secured by first-priority liens on substantially all of the tangible and intangible assets of Diebold Nixdorf, Incorporated, Diebold Nixdorf Dutch Holding B.V. and the U.S. subsidiary guarantors, in each case subject to permitted liens and certain exceptions. The first-priority liens on the collateral securing the 2025 Senior Secured Notes - USD and the related guarantees and the 2025 Senior Secured Notes - EUR and the related guarantees are shared ratably among the 2025 Senior Secured Notes and the obligations under the Credit Agreement.

The net proceeds from the offerings of the 2025 Senior Secured Notes, along with cash on hand, were used to repay a portion of the amounts outstanding under the Credit Agreement, including all amounts outstanding under the Term Loan A Facility and Term Loan A-1 Facility and $193.8 of revolving credit loans, including all of the revolving credit loans due in December 2020, and for the payment of all related fees and expenses.

The Company also has $400.0 aggregate principal amount of 8.5% Senior Notes due 2024 (the 2024 Senior Notes). The 2024 Senior Notes were issued by Diebold Nixdorf, Incorporated and are guaranteed on a senior secured basis by the U.S. subsidiary guarantors and Diebold Nixdorf Dutch Holding B.V., and mature in April 2024.

Below is a summary of financing and replacement facilities information:

Financing and Replacement Facilities	Interest Rate Index and Margin	Maturity/Termination Dates	Initial Term (Years)
Credit Agreement facilities
2022 Revolving Facility(i)	LIBOR + 4.25%	April 2022	3.2
2023 Revolving Facility(ii)	LIBOR + 4.25%	July 2023	3.0
Term Loan B Facility - USD(i)	LIBOR + 2.75%	November 2023	7.5
Term Loan B Facility - Euro(iii)	EURIBOR + 3.00%	November 2023	7.5
2024 Senior Notes	8.5%	April 2024	8
2025 Senior Secured Notes - USD	9.375%	July 2025	5
2025 Senior Secured Notes - EUR	9.0%	July 2025	5
(i)LIBOR with a floor of 0.0%
(ii)LIBOR with a floor of 0.5%
(iii)EURIBOR with a floor of 0.0%

The Company's financing agreements contain various financial covenants, including net debt to capitalization, net debt to EBITDA and net interest coverage ratio, along with certain negative covenants that, among other things, limit dividends, acquisitions and the use of proceeds from divestitures. As of September 30, 2020, the Company was in compliance with the financial covenants in its debt agreements.

Note 12: Redeemable Noncontrolling Interests

Changes in the Company's redeemable noncontrolling interests balance are illustrated in the following table:

	2020	2019
Balance at January 1	$20.9	$130.4
Other comprehensive income	—	(1.7)
Redemption value adjustment	(1.0)	(18.6)
Redemption of shares	—	(88.6)
Balance at September 30	$19.9	$21.5

At December 31, 2018, the balance related to the redeemable noncontrolling interest related to the Diebold Nixdorf AG ordinary shares the Company did not acquire was $99.1. In May 2019, the Company announced that the merger/squeeze-out of Diebold Nixdorf AG was completed, streamlining and simplifying the Company's corporate structure. In the second quarter of 2019, the Company increased its ownership stake in Diebold Nixdorf AG to 29.8 ordinary shares, or 100.0 percent ownership. With the completion of the merger/squeeze-out, only Diebold Nixdorf, Incorporated remains publicly listed and no longer has subsidiary shares traded in Germany.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The remaining balance of $19.9 as of September 30, 2020 relates to a certain noncontrolling interest in Europe, which has redemption features not within the control of the Company that are included in redeemable noncontrolling interests. The results of operations were not significant. The ultimate amount and timing of any future cash payments related to the put rights are uncertain.

Note 13: Equity

The following tables present changes in shareholders' equity attributable to Diebold Nixdorf, Incorporated and the noncontrolling interests:

					Accumulated Other Comprehensive Income (Loss)	Total Diebold Nixdorf, Incorporated Shareholders' Equity
	Common Shares	Additional Capital	Accumulated Deficit	Treasury Shares			Non-controlling Interests	Total Equity
Balance, December 31, 2019	$115.3	$773.9	$(472.3)	$(571.9)	$(375.3)	$(530.3)	$24.0	$(506.3)
Net loss	—	—	(92.8)	—	—	(92.8)	(0.6)	$(93.4)
Other comprehensive loss	—	—	—	—	(104.2)	(104.2)	(1.3)	$(105.5)
Share-based compensation issued	1.4	(1.4)	—	—	—	—	—	$—
Share-based compensation expense	—	4.0	—	—	—	4.0	—	$4.0
Treasury shares	—	—	—	(4.6)	—	(4.6)	—	$(4.6)
Reclassification of guaranteed dividend to accrued liabilities	—	—	—	—	—	—	—	$—
Reclassifications of redeemable noncontrolling interest	—	—	—	—	—	—	—	$—
Divestitures, net	—	—	—	—	—	—	(4.8)	$(4.8)
Balance, March 31, 2020	$116.7	$776.5	$(565.1)	$(576.5)	$(479.5)	(727.9)	$17.3	$(710.6)
Net loss	—	—	(23.7)	—	—	(23.7)	0.6	$(23.1)
Other comprehensive loss	—	—	—	—	45.1	45.1	—	$45.1
Share-based compensation issued	0.2	(0.2)	—	—	—	—	—	$—
Share-based compensation expense	—	3.6	—	—	—	3.6	—	$3.6
Treasury shares	—	—	—	(0.1)	—	(0.1)	—	$(0.1)
Reclassification of guaranteed dividend to accrued liabilities	—	—	—	—	—	—	—	$—
Reclassifications of redeemable noncontrolling interest	—	—	—	—	—	—	—	$—
Divestitures, net	—	—	—	—	—	—	(23.4)	$(23.4)
Balance, June 30, 2020	$116.9	$779.9	$(588.8)	$(576.6)	$(434.4)	(703.0)	$(5.5)	$(708.5)
Net loss	—	—	(101.4)	—	—	(101.4)	0.5	$(100.9)
Other comprehensive loss	—	—	—	—	(5.6)	(5.6)	(0.1)	$(5.7)
Share-based compensation issued	—	(0.1)	—	—	—	(0.1)	—	$(0.1)
Share-based compensation expense	—	3.5	—	—	—	3.5	—	$3.5
Treasury shares	—	—	—	—	—	—	—	$—
Reclassification of guaranteed dividend to accrued liabilities	—	—	—	—	—	—	—	$—
Reclassifications of redeemable noncontrolling interest	—	—	—	—	—	—	—	$—
Divestitures, net	—	—	—	—	—	—	—	$—
Balance, September 30, 2020	116.9	783.3	(690.2)	(576.6)	(440.0)	(806.6)	(5.1)	(811.7)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

					Accumulated Other Comprehensive Income (Loss)	Total Diebold Nixdorf, Incorporated Shareholders' Equity
	Common Shares	Additional Capital	Accumulated Deficit	Treasury Shares			Non-controlling Interests	Total Equity
Balance, December 31, 2018	$114.2	$741.8	$(131.0)	$(570.4)	$(304.3)	$(149.7)	$26.8	$(122.9)
Net income (loss)	—	—	(132.7)	—	—	(132.7)	0.8	(131.9)
Other comprehensive loss	—	—	—	—	(1.9)	(1.9)	2.7	0.8
Share-based compensation issued	0.7	(0.7)	—	—	—	—	—	—
Share-based compensation expense	—	9.3	—	—	—	9.3	—	9.3
Treasury shares	—	—	—	(1.1)	—	(1.1)	—	(1.1)
Reclassification of guaranteed dividend to accrued liabilities	—	—	—	—	—	—	(0.6)	(0.6)
Reclassifications of redeemable noncontrolling interest	—	10.6	—	—	—	10.6	—	10.6
Divestitures, net	—	—	—	—	—	—	(3.0)	(3.0)
Balance, March 31, 2019	$114.9	$761.0	$(263.7)	$(571.5)	$(306.2)	$(265.5)	$26.7	$(238.8)
Net income (loss)	—	—	(50.3)	—	—	(50.3)	(5.0)	(55.3)
Other comprehensive loss	—	—	—	—	18.6	18.6	(2.5)	16.1
Share-based compensation issued	0.3	(0.3)	—	—	—	—	—	—
Share-based compensation expense	—	4.8	—	—	—	4.8	—	4.8
Treasury shares	—	—	—	(0.3)	—	(0.3)	—	(0.3)
Reclassification of guaranteed dividend to accrued liabilities	—	—	—	—	—	—	5.6	5.6
Reclassifications of redeemable noncontrolling interest	—	(0.2)	—	—	—	(0.2)	—	(0.2)
Divestitures, net	—	—	—	—	—	—	—	—
Balance, June 30, 2019	$115.2	$765.3	$(314.0)	$(571.8)	$(287.6)	$(292.9)	$24.8	$(268.1)
Net income (loss)	—	—	(35.7)	—	—	(35.7)	0.9	(34.8)
Other comprehensive loss	—	—	—	—	(90.9)	(90.9)	(1.0)	(91.9)
Share-based compensation issued	—	—	—	—	—	—	—	—
Share-based compensation expense	—	5.3	—	—	—	5.3	—	5.3
Treasury shares	—	—	—	—	—	—	—	—
Reclassification of guaranteed dividend to accrued liabilities	—	—	—	—	—	—	—	—
Reclassifications of redeemable noncontrolling interest	—	0.2	—	—	—	0.2	—	0.2
Divestitures, net	—	—	—	—	—	—	—	—
Balance, September 30, 2019	$115.2	$770.8	$(349.7)	$(571.8)	$(378.5)	$(414.0)	$24.7	$(389.3)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 14: Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the Company’s accumulated other comprehensive income (AOCI), net of tax, by component for the three months ended September 30, 2020:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2020	$(284.3)	$(0.4)	$(11.6)	$(137.5)	$(0.6)	$(434.4)
Other comprehensive income (loss) before reclassifications (1)	(9.9)	(0.4)	3.0	—	—	(7.3)
Amounts reclassified from AOCI	—	—	(0.4)	2.1	—	1.7
Net current-period other comprehensive income (loss)	(9.9)	(0.4)	2.6	2.1	—	(5.6)
Balance at September 30, 2020	$(294.2)	$(0.8)	$(9.0)	$(135.4)	$(0.6)	$(440.0)
(1) Other comprehensive income (loss) before reclassifications within the translation component excludes $0.1 translation attributable to noncontrolling interests.

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the three months ended September 30, 2019:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2019	$(174.7)	$(1.8)	$5.9	$(117.2)	$0.2	$(287.6)
Other comprehensive income (loss) before reclassifications (1)	(90.7)	(0.2)	(3.0)	—	—	(93.9)
Amounts reclassified from AOCI	—	—	0.8	2.2	—	3.0
Net current-period other comprehensive income (loss)	(90.7)	(0.2)	(2.2)	2.2	—	(90.9)
Balance at September 30, 2019	$(265.4)	$(2.0)	$3.7	$(115.0)	$0.2	$(378.5)
(1) Other comprehensive income (loss) before reclassifications within the translation component excludes $(1.0) of translation attributable to noncontrolling interests.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the nine months ended September 30, 2020:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2020	$(231.5)	$(2.6)	$5.2	$(146.6)	$0.2	$(375.3)
Other comprehensive income (loss) before reclassifications (1)	(62.7)	1.8	(19.1)	—	(0.8)	(80.8)
Amounts reclassified from AOCI	—	—	4.9	11.2	—	16.1
Net current-period other comprehensive income (loss)	(62.7)	1.8	(14.2)	11.2	(0.8)	(64.7)
Balance at September 30, 2020	$(294.2)	$(0.8)	$(9.0)	$(135.4)	$(0.6)	$(440.0)
(1) Other comprehensive income (loss) before reclassifications within the translation component excludes $1.4 of translation attributable to noncontrolling interests.

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the nine months ended September 30, 2019:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2019	$(192.1)	$(1.9)	$10.6	$(121.0)	$0.1	$(304.3)
Other comprehensive income (loss) before reclassifications (1)	(73.3)	(0.1)	(8.7)	—	0.1	(82.0)
Amounts reclassified from AOCI	—	—	1.8	6.0	—	7.8
Net current-period other comprehensive income (loss)	(73.3)	(0.1)	(6.9)	6.0	0.1	(74.2)
Balance at September 30, 2019	$(265.4)	$(2.0)	$3.7	$(115.0)	$0.2	$(378.5)
(1) Other comprehensive income (loss) before reclassifications within the translation component excludes nominal translation attributable to noncontrolling interests.

The following table summarizes the details about the amounts reclassified from AOCI:

	Three Months Ended		Nine Months Ended		Affected Line Item in the Statement of Operations
	September 30,		September 30,
	2020	2019	2020	2019
Interest rate hedges	$(0.4)	$0.8	$4.9	$1.8	Interest expense
Pension and post-retirement benefits:
Net actuarial gain (loss) amortization (net of tax of $0.6, $(1.9), $2.4 and $(1.2), respectively)	2.1	2.2	11.2	6.0	(1)
Total reclassifications for the period	$1.7	$3.0	$16.1	$7.8
(1)    Pension and other post-retirement benefits AOCI components are included in the computation of net periodic benefit cost (refer to note 16).

Note 15: Acquisitions and Divestitures

Divestitures
In 2020, the Company divested several non-core, non-accretive businesses, which resulted in a loss of $13.0 for the nine months ended September 30, 2020. The loss of $13.0 for the nine months ended September 30, 2020 included the losses on two transactions in the second quarter, as well as the gain on a transaction completed in the first quarter, all further discussed below. In the third quarter of 2020, the Company recorded impairment charges of $4.1 related to assets from a non-core business transferred to assets held for sale.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

In the first quarter of 2020, the Company divested Portavis GmbH, a non-core, Eurasia Banking consulting business, which resulted in a gain of $1.8 and cash consideration received of $10.1, excluding cash divested.

In the second quarter of 2020, the Company deconsolidated a portion of its operations in China, which resulted in a loss of $8.6 and cash consideration received of $26.8 along with increased ownership in Inspur, from 40.0 percent to 48.1 percent. Additionally, the Company sold Cryptera A/S, a Danish subsidiary, which resulted in a loss of $5.9 during the three months ended June 30, 2020.

In 2019, the Company exited and divested certain non-core, non-accretive businesses, which resulted in a gain of $8.5 and a loss of $6.6 for the three and nine months ended September 30, 2019, respectively. In the first quarter of 2019, the Company divested its interest in Projective NV, a program and project management services business for financial institutions included in Eurasia Banking operating segment, for $4.2 in cash consideration, net of cash transferred resulting in a loss of $2.8. During the first quarter of 2019, the Company also recorded a loss of $4.1 on the divestiture of its Venezuela business included in the Americas Banking operating segment and a gain of $3.5 related to the Company’s exit activities of certain entities in the Netherlands, included in the Retail operating segment. During the second quarter of 2019, the Company identified an immaterial error in the first quarter of 2019 for the loss (gain) on sale of assets, net related to this divestiture. Management determined this error was not material to the prior period and recorded the correction in the three months ended June 30, 2019 resulting in a $9.5 charge in the loss (gain) on the sale of assets, net.

In the second quarter of 2019, the Company divested its remaining SecurCash B.V. entity included in the Eurasia Banking operating segment resulting in a loss of $1.1. In the third quarter of 2019, the Company divested a Eurasia banking business for cash consideration of $0.6 resulting in a loss of $0.1. Additionally during the third quarter of 2019, the Company's interest in Kony was sold for cash consideration of $21.3. The Company's carrying value in Kony was $14.0, resulting in a gain of $7.3.

Acquisitions
During the first six months of 2019, the Company acquired the remaining shares of Diebold Nixdorf AG for $97.5, inclusive of the redemption of shares and the proportionate recurring compensation pursuant to the Domination and Profit and Loss Transfer Agreement, dated September 26, 2016 and entered into by Diebold KGaA and former Diebold Nixdorf AG (the DPLTA), which became effective on February 17, 2017.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2020
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

The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans and other benefits for the three months ended September 30:

	Pension Benefits
	U.S.Plans		Non-U.S. Plans		Other Benefits
	2020	2019	2020	2019	2020	2019
Components of net periodic benefit cost
Service cost	$1.0	$0.9	$2.5	$2.5	$—	$—
Interest cost	4.7	5.5	1.1	1.6	—	0.2
Expected return on plan assets	(6.3)	(6.2)	(3.3)	(3.1)	—	—
Recognized net actuarial loss	1.9	1.3	(0.2)	(0.4)	—	0.1
Recognition establishment of Germany benefit obligation	—	—	—	6.6	—	—
Other	—	—	0.1	—	—	—
Net periodic pension benefit cost	$1.3	$1.5	$0.2	$7.2	$—	$0.3

The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans and other benefits for the nine months ended September 30:

	Pension Benefits
	U.S.Plans		Non-U.S. Plans		Other Benefits
	2020	2019	2020	2019	2020	2019
Components of net periodic benefit cost
Service cost	$2.9	$2.7	$7.6	$7.4	$—	$—
Interest cost	14.2	16.5	3.1	4.9	0.1	0.7
Expected return on plan assets	(19.1)	(18.6)	(9.8)	(9.4)	—	—
Recognized net actuarial loss	5.8	3.9	(0.5)	(1.2)	(0.1)	0.3
Recognition establishment of Germany benefit obligation	—	—	—	6.6	—	—
Other	—	—	0.2	—	—	—
Net periodic pension benefit cost	$3.8	$4.5	$0.6	$8.3	$—	$1.0

Contributions

There have been no significant changes to the expected 2020 plan year contribution amounts previously disclosed. For the nine months ended September 30, 2020 and September 30, 2019, contributions of $22.0 and $30.9, respectively, were made to the qualified and non-qualified pension plans. The Company received a reimbursement of $13.5 for certain benefits paid from its non-U.S. plan trustee in June 2020. In May 2019, the Company received a reimbursement of $12.9 for certain benefits paid from its non-U.S. plan trustee.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 17: Derivative Instruments and Hedging Activities

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate and foreign exchange rate risk, through the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business or financing activities. The Company’s foreign currency derivative instruments are used to manage differences in the amount of the Company’s known or expected cash receipts and cash payments principally related to the Company’s non-functional currency assets and liabilities. The Company's interest rate derivatives are used to manage exposures to changes in interest rates on its variable-rate borrowings.

The Company uses derivatives to mitigate the economic consequences associated with fluctuations in currencies and interest rates. The following table summarizes the gain (loss) recognized on derivative instruments:

Derivative instrument	Classification on condensed consolidated statements of operations	Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2020	2019	2020	2019
Interest rate swaps and non-designated hedges	Interest expense	$(5.3)	$(1.0)	$(10.2)	$(2.5)
Foreign exchange forward contracts and cash flow hedges	Net sales	0.4	0.2	0.9	(0.3)
Foreign exchange forward contracts and cash flow hedges	Foreign exchange gain (loss), net	(25.0)	—	(32.2)	0.7
Total		$(29.9)	$(0.8)	$(41.5)	$(2.1)

Foreign Exchange

Non-Designated Hedges A substantial portion of the Company’s operations and revenues are international. As a result, changes in foreign exchange rates can create substantial foreign exchange gains and losses from the revaluation of non-functional currency monetary assets and liabilities. The Company's policy allows the use of foreign exchange forward contracts with maturities of up to 24 months to mitigate the impact of currency fluctuations on those foreign currency asset and liability balances. The Company elected not to apply hedge accounting to certain of its foreign exchange forward contracts. Thus, spot-based gains/losses offset revaluation gains/losses within foreign exchange loss, net and forward-based gains/losses represent interest expense or income. The fair value of the Company’s non-designated foreign exchange forward contracts was $0.3 and $(0.4) as of September 30, 2020 and December 31, 2019, respectively.

Cash Flow Hedges The Company is exposed to fluctuations in various foreign currencies against its functional currency. At the Company, both sales and purchases are transacted in foreign currencies. Currency risks in the aggregate are identified, quantified, and controlled. The Diebold Nixdorf AG subsidiaries are primarily exposed to the British pound sterling (GBP) as the euro (EUR) is its functional currency. This risk is considerably reduced by natural hedging (i.e. management of sales and purchases by choice location and suppliers). For the remainder of the risk that is not naturally hedged, foreign currency forwards are used to manage the exposure between EUR-GBP.

Procomp Amazonia Industria Electronica S.A. is a Brazil real (BRL) functional-currency subsidiary of Diebold Nixdorf, Incorporated that, on a routine basis and in the normal course of business, makes inventory purchases that are denominated in United States dollar (USD). Upon the completion of customs clearance, accounts payable and inventory are recorded using the daily spot USD-BRL exchange rate, and released to cost of goods sold as inventory is sold. Such expenses expose the Company to exchange rate fluctuations between BRL and USD until the accounts payable and inventory is recorded. To hedge this risk, the Company enters into and designates certain foreign currency forward contracts to sell BRL and buy USD as cash flow hedges of the Company’s USD-denominated inventory purchases.

Derivative instruments are recorded on the balance sheet at fair value. For transactions designated as cash flow hedges, the effective portion of changes in the fair value are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged forecasted transactions impact earnings. The ineffective portion of the change in fair value of the derivatives is

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

recognized directly in earnings. As of September 30, 2020, the Company had no outstanding foreign currency derivatives that were used to hedge its foreign exchange risks.

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

The Company has an interest rate swap for a nominal sum of €50.0, which was entered into in May 2010, with a ten-year term from October 1, 2010 until September 30, 2020. This interest rate swap mitigated the interest rate risk associated with the European Investment Bank debt, which was paid in full during 2017. For this interest swap, the three-month Euro Interbank Offer Rate (EURIBOR) is received and a fixed interest rate of 2.97 percent is paid. The interest rate swap is not designated and changes in the fair value of non-designated interest rate swap agreements are recognized in Miscellaneous, net in the condensed consolidated statements of operations. The Company recognized $1.4 and $0.5 of expense relating to the interest rate swap for the three months ended September 30, 2020 and 2019, respectively. The Company recognized $2.6 and $1.5 of expense relating to the interest rate swap for the nine months ended September 30, 2020 and 2019, respectively.

As a result of the Company's refinancing activities in July 2020 (refer to note 11), the Company terminated $625.0 of interest rate hedges for a termination payout of $6.2. The Company also had $100.0 of non-designated interest rate swaps that will mature or terminate by December 2020.

Other than as noted above, the Company does not use derivatives for trading or speculative purposes and currently does not have any additional derivatives that are not designated as hedges.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 18: Fair Value of Assets and Liabilities

Assets and Liabilities Recorded at Fair Value

As a result of the disruption and uncertainty related to the COVID-19 pandemic, fair values may experience volatile movements that cannot be reasonably estimated.

Assets and liabilities subject to fair value measurement are as follows:

		September 30, 2020			December 31, 2019
			Fair Value Measurements Using			Fair Value Measurements Using
	Classification on condensed consolidated Balance Sheets	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets
Short-term investments
Certificates of deposit	Short-term investments	$6.8	$6.8	$—	$10.0	$10.0	$—
Assets held in rabbi trusts	Securities and other investments	6.0	6.0	—	6.2	6.2	—
Foreign exchange forward contracts	Other current assets	3.1	—	3.1	2.9	—	2.9
Interest rate swaps	Other current assets	—	—	—	1.7	—	1.7
Interest rate swaps	Securities and other investments	—	—	—	0.1	—	0.1
Total		$15.9	$12.8	$3.1	$20.9	$16.2	$4.7
Liabilities
Foreign exchange forward contracts	Other current liabilities	$4.1	$—	$4.1	$2.9	$—	$2.9
Interest rate swaps	Other liabilities	6.0	—	6.0	2.3	—	2.3
Deferred compensation	Other liabilities	6.0	6.0	—	6.2	6.2	—
Total		$16.1	$6.0	$10.1	$11.4	$6.2	$5.2

The Company uses the end of period when determining the timing of transfers between levels. During each of the nine months ended September 30, 2020 and 2019, there were no transfers between levels.

The carrying amount of the Company's debt instruments approximates fair value except for the 2024 Senior Notes and 2025 Senior Secured Notes. The fair value and carrying value of the 2024 Senior Notes and 2025 Senior Secured Notes are summarized as follows:

	September 30, 2020		December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
2024 Senior Notes	$363.2	$400.0	$387.0	$400.0
2025 Senior Secured Notes - USD	$735.9	$700.0	$—	$—
2025 Senior Secured Notes - EUR	$421.4	$409.8	$—	$—

Refer to note 11 for further details surrounding the Company's long-term debt as of September 30, 2020 compared to December 31, 2019. Additionally, the Company remeasures certain assets to fair value, using Level 3 measurements, as a result of the occurrence of triggering events. There were no significant assets or liabilities that were remeasured at fair value on a non-recurring basis during the periods presented.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2020
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

At September 30, 2020, the Company was a party to several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the condensed consolidated financial statements would not be materially affected by the outcome of these indirect tax claims and/or proceedings or asserted claims.

In addition to these routine indirect tax matters, the Company was party to the proceedings described below:

The Company has challenged multiple customs rulings in Thailand seeking to retroactively collect customs duties on previous imports of automated teller machines (ATMs). In August 2017, March 2019, August 2019 and May 2020, the Supreme Court of Thailand ruled in the Company's favor, finding each time that Customs' attempt to collect duties for importation of ATMs was improper. The surviving matters are immaterial and accordingly, the Company believes a loss is not probable and, accordingly, does not have any amount accrued for this contingency.

A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated accrual. The Company estimated the aggregate risk at September 30, 2020 to be up to $68.0 for its material indirect tax matters. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire.

Legal Contingencies

At September 30, 2020, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate were considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims.

In addition to these normal course of business litigation matters, the Company is a party to the proceedings described below:

Diebold Nixdorf Holding Germany GmbH, formerly Diebold Nixdorf Holding Germany Inc. & Co. KGaA (Diebold KGaA) is a party to two separate appraisal proceedings (Spruchverfahren) in connection with the purchase of all shares in its former listed subsidiary, Diebold Nixdorf AG. Both proceedings are pending at the same Chamber for Commercial Matters (Kammer für Handelssachen) at the District Court (Landgericht) of Dortmund (Germany). The first appraisal proceeding relates to the DPLTA. The DPLTA appraisal proceeding was filed by minority shareholders of Diebold Nixdorf AG challenging the adequacy of both the cash exit compensation of €55.02 per Diebold Nixdorf AG share (of which 6.9 shares were then outstanding) and the annual recurring compensation of €2.82 per Diebold Nixdorf AG share offered in connection with the DPLTA.

The second appraisal proceeding relates to the cash merger squeeze-out of minority shareholders of Diebold Nixdorf AG in 2019. The squeeze-out appraisal proceeding was filed by minority shareholders of Diebold Nixdorf AG challenging the

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2020
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

Note 20: Segment and Revenue Information

The Company's accounting policies result in segments that are the same as those the Chief Operating Decision Maker (CODM) regularly reviews and uses to make decisions, allocate resources and assess performance. The Company continually considers its operating structure and the information subject to regular review by its Chief Executive Officer, who is the CODM, to identify reportable operating segments. The Company’s operating structure is based on a number of factors that management uses to evaluate, view and run its business operations, which currently includes, but is not limited to, product, service and solution. The restructuring charges disclosed in note 10 are not included in our segment selling and administrative expense and segment research, development and engineering expense as disclosed herein. Those expenses are included in the "Restructuring and DN Now transformation expenses" reconciling item between total segment operating profit and consolidated operating profit (loss). We have excluded the restructuring charges and net non-routine expenses from segment operating profit (loss) as they are not included in the measure as used by the CODM to make decisions, allocate resources and assess performance. Segment operating profit (loss) as disclosed herein is consistent with the segment profit or loss measure used by the CODM and does not include restructuring charges or other unusual or infrequently occurring items related to the transformation initiative, as the CODM does not regularly review and use such financial measures to make decisions, allocate resources and assess performance. The Company's reportable operating segments are based on the following solutions: Eurasia Banking, Americas Banking and Retail.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2020
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

The following tables present information regarding the Company’s segment performance and provide a reconciliation between segment operating profit and the consolidated income (loss) before income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net sales summary by segment
Eurasia Banking	$364.2	$405.2	$1,012.4	$1,218.0
Americas Banking	368.5	403.7	1,044.6	1,186.3
Retail	262.5	269.9	739.4	852.8
Total revenue	$995.2	$1,078.8	$2,796.4	$3,257.1

Intersegment revenue
Eurasia Banking	$32.9	$35.4	$86.7	$137.4
Americas Banking	4.6	3.1	9.5	10.8
Total intersegment revenue	$37.5	$38.5	$96.2	$148.2

Segment operating profit
Eurasia Banking	$49.9	$41.5	$119.9	$114.0
Americas Banking	43.4	28.8	153.0	79.8
Retail	22.9	13.5	49.7	37.2
Total segment operating profit	116.2	83.8	322.6	231.0

Corporate charges not allocated to segments (1)	(26.7)	(17.4)	(71.9)	(63.5)
Impairment of assets	(4.1)	—	(4.1)	—
Restructuring and DN Now transformation expenses	(41.8)	(20.6)	(110.2)	(64.2)
Net non-routine expense	(19.8)	(22.6)	(118.1)	(97.3)
	(92.4)	(60.6)	(304.3)	(225.0)
Operating profit (loss)	23.8	23.2	18.3	6.0
Other income (expense)	(146.2)	(53.4)	(240.6)	(153.2)
Loss before taxes	$(122.4)	$(30.2)	$(222.3)	$(147.2)
(1)    Corporate charges not allocated to segments include headquarter-based costs associated with procurement, human resources, compensation and benefits, finance and accounting, global development/engineering, global strategy/mergers and acquisitions, global IT, tax, treasury and legal.

Net non-routine expense consists of items that the Company has determined are non-routine in nature and not allocated to the reportable operating segments as they are not included in the measure as used by the CODM to make decisions, allocate resources and assess performance. Net non-routine expense of $19.8 and $118.1 for the three and nine months ended September 30, 2020, respectively, primarily consisted of purchase accounting pre-tax charges for amortization of acquired intangibles of $20.4 and $63.2 for the three and nine months ended September 30, 2020, respectively, legal, consulting and deal expense, including gains/losses on divestitures, of $2.9 and $21.0 for the three and nine months ended September 30, 2020, respectively, charges from a loss-making contract related to a discontinued offering of $25.5 for the nine months ended September 30, 2020 and other matters of $(3.5) and $8.4 for the three and nine months ended September 30, 2020, respectively. Net non-routine expense of $22.6 and $97.3 for the three and nine months ended September 30, 2019, respectively, was primarily due to purchase accounting pre-tax charges for amortization of acquired intangibles of $22.8 and $71.8 for the three and nine months ended September 30, 2019, respectively, legal, consulting and deal expense, including gains/losses on divestitures, of $(5.8) and $21.7 for the three and nine months ended September 30, 2019, respectively, and other matters of $5.6 and $2.4 for the three and nine months ended September 30, 2019, respectively.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2020
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table presents information regarding the Company’s segment net sales by service and product solution:

	Three Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2020
	2020	2019	2020	2019
Segments
Eurasia Banking
Services	$198.5	$241.8	$597.1	$740.0
Products	165.7	163.4	415.3	478.0
Total Eurasia Banking	364.2	405.2	1,012.4	1,218.0

Americas Banking
Services	247.8	252.6	721.7	746.0
Products	120.7	151.1	322.9	440.3
Total Americas Banking	368.5	403.7	1,044.6	1,186.3

Retail
Services	142.6	148.6	417.6	445.0
Products	119.9	121.3	321.8	407.8
Total Retail	262.5	269.9	739.4	852.8

Total net sales	$995.2	$1,078.8	$2,796.4	$3,257.1

In the following table, revenue is disaggregated by timing of revenue recognition at September 30, 2020:

Timing of revenue recognition	2020	2019
Products transferred at a point in time	38%	41%
Products and services transferred over time	62%	59%
Net sales	100%	100%

Contract balances

The following table provides 2020 information about receivables and deferred revenue, which represent contract liabilities from contracts with customers:

Contract balance information	Trade Receivables	Contract liabilities
Balance at December 31	$619.3	$320.5
Balance at September 30	$668.1	$247.3

Contract assets are minimal for the periods presented. The amount of revenue recognized during the nine months ended September 30, 2020 and 2019 from performance obligations satisfied (or partially satisfied) in previous periods, mainly due to the changes in the estimate of variable consideration and contract modifications was de minimis. There have been $6.8 and $8.6 during the nine months ended September 30, 2020 and 2019, respectively, of impairment losses recognized as bad debt related to receivables or contract assets arising from the Company's contracts with customers.

As of December 31, 2019, the Company had $320.5 of unrecognized deferred revenue constituting the remaining performance obligations that are unsatisfied (or partially unsatisfied). During the nine months ended September 30, 2020, the Company recognized revenue of $248.3 related to the Company's deferred revenue balance at December 31, 2019.

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
FORM 10-Q as of September 30, 2020
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

Transaction price allocated to the remaining performance obligations

As of September 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1,200. The Company generally expects to recognize revenue on the remaining performance obligations over the next twelve months. The Company enters into service agreements with cancellable terms after a certain period without penalty. Unsatisfied obligations reflect only the obligation during the initial term. The Company applies the practical expedient in ASC paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2020
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Highlights

During the third quarter of 2020, Diebold Nixdorf:

•Increased customer interest in refreshing ATMs with new capabilities such as recycling, automated deposits and cardless transactions, and heightened orders for DN Series™ ATMs, including an initial order from a top 10 bank in the United States.
•Secured a number of important competitive service contract wins, including a new multi-vendor maintenance contract for approximately 8,000 ATMs in Italy, 4,000 units with a complete product and software refresh in Thailand, and a $3 managed services contract with U.S-based Truliant Federal Credit Union to optimize ATM channel efficiency.
•Seeing increased demand for self-checkout (SCO) solutions, including a $19 win with one of the largest supermarkets in Germany and a new $7 contract with a U.S.-based discount chain for SCO and cash management solutions.
•Signed a milestone, new SCO deal in the fourth quarter with the owner of the world's second-largest SCO fleet as the exclusive supplier of SCO solutions across ~6,800 European grocery stores, extending our prior relationship in point-of-sale solutions .
•Won a new software contract valued at approximately $6 with a global fuel and convenience retailer operating more than 900 stores in the United Kingdom and South Africa.
•Unveiled the DN Series BEETLE® retail product portfolio. The newly designed, modular point of sale (POS) family allows customers to implement technology upgrades to address evolving checkout needs through a ‘click-and-connect’ mechanism, adapting to different checkout deployment scenarios and reducing the total cost of ownership.
•Continued to proactively manage the risks and impacts of the global COVID-19 pandemic while providing outstanding service to customers and executing its DN Now transformation plan.

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

DN Now Transformation Activities
Commensurate with its strategy, the Company is executing its multi-year transformation program called DN Now to relentlessly focus on its customers while improving operational excellence. Key activities include:

•Transitioning to a streamlined and customer-centric operating model
•Implementing a services modernization plan which focuses on upgrading certain customer touchpoints, automating incident reporting and response, standardizing service offerings and internal processes and connecting distributed assets to the cloud through its AllConnect Data Engine
•Streamlining the product range of ATMs and manufacturing footprint
•Improving working capital management through greater focus and efficiency of payables, receivables and inventory
•Reducing administrative expenses, including finance, IT and real estate
•Increasing sales productivity through improved coverage and compensation arrangements

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2020
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
•Standardizing, digitizing and automating back-office finance, information technology (IT), human resources and sales support processes through a partnership with Accenture
•Optimizing the portfolio of businesses to improve overall profitability

By executing on these and other operational improvement activities, the Company expects to increase customer intimacy and satisfaction, while providing career enrichment opportunities for employees and enhancing value for shareholders. Collectively, these work streams are designed to generate gross annual savings of approximately $500 through 2021, inclusive of the incremental and recurring savings, which the Company is executing in response to the COVID-19 pandemic. During 2019, the Company achieved approximately $175 in annualized gross run rate savings and expects to realize a similar amount in 2020. In order to achieve these savings, the Company has and will continue to restructure the workforce globally, integrate and optimize systems and processes, transition workloads to lower cost locations, renegotiate and consolidate supplier agreements and streamline real estate holdings. Cash payments made from inception to date under the DN Now program have been approximately $270 and have consisted largely of restructuring and implementation programs.

COVID-19 Response
The Company continues to deliver high service levels to customers, even in hard-hit areas around the world, and received positive feedback from customers, including critical infrastructure providers, such as supermarkets and financial institutions, as to how effectively it has responded to the pandemic. The Company has taken steps to ensure its global manufacturing and production facilities remain operational and continue to ship products in a timely manner. In addition, the Company is maintaining the execution pace of the DN Now transformation program and is leveraging its operational rigor to further reduce costs, manage net working capital and reduce risks. The Company has taken multiple measures to protect its employees, and it continues to evolve those measures based on input from various health authorities. The Company continues to focus on the stability of its suppliers and supply chain to prepare for any potential challenges stemming from additional government responses to the pandemic.

The Company has been designated as providing “critical infrastructure” services by the majority of government entities around the world, including the United States Department of Homeland Security in order to promote public health and safety, as well as economic and national security during the COVID-19 pandemic. These designations recognize the vital role Diebold Nixdorf plays in allowing consumers to reliably and safely access financial services and essential retailers across more than 60 countries.

The Company continues to carefully manage its overall liquidity and net working capital by leveraging governance improvements from 2019. In response to the pandemic, the Company fully borrowed its revolving credit facility during March of 2020, consistent with the practices of many large companies. This action was done out of an abundance of caution to ensure the Company had adequate financial flexibility during what was expected to be a more challenging near-term environment. As business conditions improved, the Company repaid a portion of the revolving credit facility borrowings as part of a $1.1 billion debt refinancing completed in July 2020, as discussed below in "—Liquidity and Capital Resources—Financing Activities". We believe this action provides us with ample time and liquidity to complete its DN Now transformation and begin to pragmatically pursue growth opportunities.

Although business conditions for us, our customers and suppliers improved during the third quarter of 2020 relative to the first half of the year, of course there is some measure of uncertainty surrounding the COVID-19 pandemic and the impacts it may have on our business and the businesses of our customers and suppliers. The possible resurgence of COVID-19 infection rates and government actions in response thereto could disrupt our operations and our supply chain and materially adversely affect our business. Because the situation continues to evolve, we cannot reasonably estimate the ultimate impact to our business, results of operations, cash flows and financial position that the COVID-19 pandemic may have, but such impact could be material.

Segments
The Company’s operating structure is focused on its two customer segments — Banking and Retail. Leveraging a broad portfolio of solutions, the Company offers customers the flexibility to purchase the combination of services, software and products that drive the most value to their business.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2020
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

For banking customers, services represents the largest operational component of the Company. Diebold Nixdorf AllConnect Services® was launched in 2018 to power the business operations of financial institutions of all sizes. This as-a-service offering provides financial institutions with the capabilities and technology needed to make physical distribution channels as agile, integrated, efficient and differentiated as their digital counterparts by leveraging a data-driven Internet of Things (IoT) infrastructure.

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

The Company is in the process of certifying, selling and installing DN Series, a family of self-service solutions designed to meet the needs of a progressively transforming industry. These holistic, digitally-connected solutions are built upon an integrated software and services model and provide a modern and personalized experience for consumers, while delivering maximum efficiency and reliability for financial institutions.

DN Series is the culmination of several years of investment in consumer research, design and engineering resources. Key benefits and features of DN Series include:

•Improved ATM availability and performance through intelligent design, the use of sensor technology and machine learning via the AllConnect Data Engine
•Higher note capacity and processing power with next-generation cash recycling technology
•Improved physical and cyber security in a smaller footprint
•Full integration with the DN Vynamic™ software suite
•Technological capability that facilitates a streamlined, simplified product portfolio
•Modular and upgradeable design, enabling a simplified and streamlined internal supply chain

The Company’s software encompasses front-end applications for consumer connection points, digital solutions that enhance consumer-facing offerings, as well as back-end platforms which manage channel transactions, operations and integration. These hardware-agnostic software applications facilitate millions of transactions via ATMs, kiosks, and other self-service devices, as well as via online and mobile digital channels.

The Company's DN Vynamic software is the first end-to-end Connected Commerce software portfolio in the banking marketplace designed to simplify and enhance the consumer experience. The DN Vynamic platform is built with a cloud-native microservices architecture that provides new capabilities and supports advanced transactions via open application program interface (API). In addition, the Company's software suite simplifies operations by eliminating the traditional focus on internal silos and enabling tomorrow's inter-connected partnerships between financial institutions and payment providers. Through its open approach, DN Vynamic brings together legacy systems, enabling new levels of connectivity, integration, and interoperability. The Company's software suite provides a shared analytic and

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2020
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
transaction engine. The DN Vynamic platform can generate new insights to enhance operations across any channel - putting customer preferences, not the technology, at the heart of the experience.

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

The retail product portfolio includes modular and integrated, “all-in-one” POS and self-service terminals that meet evolving consumer shopping journeys, as well as retailers’ and store staff’s automation requirements. The Company’s SCO products and ordering kiosks facilitate a seamless and efficient transaction experience. The BEETLE/iSCAN EASY eXpress™, hybrid products, can alternate from attended operation to SCO with the press of a button. The K-two Kiosk automates routine tasks and in-store transactions, offers order-taking abilities, particularly at quick service restaurants (QSRs) and fast casual restaurants and presents functionality that furthers store automation and digitalization. Supplementing the POS system is a broad range of peripherals, including printers, scales and mobile scanners, as well as the cash management portfolio, which offers a wide range of banknote and coin processing systems.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2020
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
Results of Operations

The following discussion of the Company’s financial condition and results of operations provides information that will assist in understanding the financial statements and the changes in certain key items in those financial statements. The COVID-19 pandemic adversely impacted revenue for the third quarter and year-to-date, but as a result of ongoing execution of our DN Now initiatives, as well as other mitigating actions, did not have a material adverse effect on the Company's reported results for the third quarter of 2020. The Company continues to actively monitor the impact of the COVID-19 pandemic, which impacts our banking and retail customers and consumers around the world, albeit in different ways depending on location and business profile. While we cannot predict the full extent of the impact, we currently expect that the COVID-19 pandemic will have relatively mild adverse impacts on revenues for our services and software business lines, but it will have a moderate negative impact on revenues for our products business line. The extent of the impact of the COVID-19 pandemic on our operations will depend largely on future developments, along with any new information that may emerge regarding the severity of the pandemic and the actions taken by government authorities to mitigate the spread of the virus, among other factors, all of which are highly uncertain and cannot be accurately predicted.

The following discussion should be read in conjunction with the condensed consolidated financial statements and the accompanying notes that appear elsewhere in this quarterly report on Form 10-Q.

Net Sales

The following tables represent information regarding the Company's net sales:

	Three Months Ended				Percent of Total Net Sales for the Three Months Ended
	September 30,				September 30,
	2020	2019	% Change	% Change in CC (1)	2020	2019
Segments
Eurasia Banking
Services	$198.5	$241.8	(17.9)	(20.1)	19.9	22.4
Products	165.7	163.4	1.4	(1.9)	16.7	15.2
Total Eurasia Banking	364.2	405.2	(10.1)	(12.7)	36.6	37.6

Americas Banking
Services	247.8	252.6	(1.9)	0.6	24.9	23.4
Products	120.7	151.1	(20.1)	(14.0)	12.1	14.0
Total Americas Banking	368.5	403.7	(8.7)	(4.7)	37.0	37.4

Retail
Services	142.6	148.6	(4.0)	(7.6)	14.3	13.8
Products	119.9	121.3	(1.2)	(4.4)	12.0	11.2
Total Retail	262.5	269.9	(2.7)	(6.2)	26.3	25.0

Total net sales	$995.2	$1,078.8	(7.7)	(8.2)	99.9	100.0
(1) The Company calculates constant currency by translating the prior-year period results at the current year exchange rate.

Three months ended September 30, 2020 compared with three months ended September 30, 2019

Net sales decreased $83.6, or 7.7 percent, including a net favorable currency impact of $5.0 primarily related to the euro and Brazil real, resulting in a constant currency decrease of $88.6.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2020
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
Segments

•Eurasia Banking net sales decreased $41.0, including a net favorable currency impact of $12.1, related primarily to the euro, and divestitures of $36.3. Excluding the impact of currency and the impact of divestitures, net sales decreased $16.8 driven by unplanned reductions in installation activity, including delays resulting from the COVID-19 pandemic, partially offset by incremental product volume.

•Americas Banking net sales decreased $35.2, including a net unfavorable currency impact of $17.0, related primarily to the Brazil real. Excluding the impact of currency, net sales decreased $18.2 mostly from large non-recurring product refresh projects in Canada and Mexico. This decrease was partially offset by increased U.S. regional Windows 10 upgrades and software growth.

•Retail net sales decreased $7.4, including a net favorable currency impact of $9.9 mostly related to the euro. Excluding the impact of currency, net sales decreased $17.3 primarily from prior year non-recurring POS roll-outs in Europe. Additionally, overall revenue was unfavorably impacted by unplanned reductions in installation activity, including delays resulting from the COVID-19 pandemic.

	Nine Months Ended				Percent of Total Net Sales for the Nine Months Ended
	September 30,				September 30,
	2020	2019	% Change	% Change in CC (1)	2020	2019
Segments
Eurasia Banking
Services	$597.1	$740.0	(19.3)	(18.6)	21.4	22.7
Products	415.3	478.0	(13.1)	(12.6)	14.8	14.7
Total Eurasia Banking	1,012.4	1,218.0	(16.9)	(16.2)	36.2	37.4

Americas Banking
Services	721.7	746.0	(3.3)	(1.1)	25.8	22.9
Products	322.9	440.3	(26.7)	(22.2)	11.5	13.4
Total Americas Banking	1,044.6	1,186.3	(11.9)	(8.8)	37.4	36.4

Retail
Services	417.6	445.0	(6.2)	(5.5)	14.9	13.7
Products	321.8	407.8	(21.1)	(20.5)	11.5	12.5
Total Retail	739.4	852.8	(13.3)	(12.7)	26.4	26.2

Total net sales	$2,796.4	$3,257.1	(14.1)	(12.6)	100.0	100.0
(1) The Company calculates constant currency by translating the prior-year period results at the current year exchange rate.

Nine months ended September 30, 2020 compared with nine months ended September 30, 2019

Net sales decreased $460.7, or 14.1 percent, including a net unfavorable currency impact of $57.0 primarily related to the euro and Brazil real, resulting in a constant currency decrease of $403.7.

Segments

•Eurasia Banking net sales decreased $205.6, including a net unfavorable currency impact of $9.8, related primarily to the euro, and divestitures of $73.0. Excluding the impact of currency and the impact of divestitures, net sales decreased $122.8 driven by unplanned reductions in installation activity, including delays resulting from the COVID-19 pandemic, non-recurring prior-year refresh projects and reducing low margin services business.

•Americas Banking net sales decreased $141.7, including a net unfavorable currency impact of $41.1, related primarily to the Brazil real. Excluding the impact of currency, net sales decreased $100.6 mostly from large non-recurring product refresh projects in Canada, Mexico and U.S. national accounts as well as the Company's initiative to reduce

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2020
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
lower margin services business. This decrease was partially offset by increased U.S. regional Windows 10 upgrades and software growth.

•Retail net sales decreased $113.4, including a net unfavorable currency impact of $6.1 mostly related to the euro. Excluding the impact of currency, net sales decreased $107.3 primarily from prior-year non-recurring POS roll-outs in Europe. Additionally, overall revenue was unfavorably impacted by unplanned reductions in installation activity, including delays resulting from the COVID-19 pandemic.

Gross Profit

The following table represents information regarding the Company's gross profit:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	% Change	2020	2019	% Change
Gross profit - services	$189.7	$180.6	5.0	$509.9	$507.7	0.4
Gross profit - products	94.4	90.8	4.0	248.6	289.0	(14.0)
Total gross profit	$284.1	$271.4	4.7	$758.5	$796.7	(4.8)

Gross margin - services	32.2%	28.1%		29.4%	26.3%
Gross margin - products	23.2%	20.8%		23.5%	21.8%

Total gross margin	28.5%	25.2%		27.1%	24.5%

Services gross margin increased 4.1 percent and 3.1 percent in the three and nine months ended September 30, 2020, respectively, including lower non-routine charges of $3.7 for the three months ended September 30, 2020 and higher non-routine charges of $27.1 for the nine months ended September 30, 2020 consisting primarily of charges related to a loss-making contract related to a discontinued offering, spare parts inventory provision, and incremental payments to essential service technicians for their contributions during the COVID-19 pandemic, partially offset by subsidies received for certain wages related to the COVID-19 pandemic. Restructuring charges decreased $1.2 and $2.9 in the three and nine months ended September 30, 2020, respectively. Excluding the impact of non-routine and restructuring expense, services gross margin increased 3.3 percent and 4.5 percent in the three and nine months ended September 30, 2020, respectively, due in part to sustainable savings brought about by the Company’s service modernization plan as well as exiting low margin maintenance contracts, and lower professional services cost in the Americas Banking and Retail segments. Additionally, interim cost benefits related to lower economic activity during the initial phases of the COVID-19 pandemic also contributed to the increased service gross margin.

Product gross margin increased 2.4 percent and 1.7 percent in the three and nine months ended September 30, 2020, respectively, including lower non-routine charges of $0.9 for the three months ended September 30, 2020and higher non-routine charges of $8.7 for the nine months ended September 30, 2020, which primarily consisted of a $4.8 charge for certain benefits related to a previously divested business and $3.4 inventory provision reversal in the prior year. Excluding non-routine charges, products gross profit increased 2.8 percent in the three months ended September 20, 2020 and increased 2.7 percent in the nine months ended September 30, 2020, due primarily to a favorable solution and geography mix in the Americas and Eurasia Banking segments as well as lower Americas Banking and Retail amortization of certain capitalized software that was impaired in December 2019.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2020
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
Operating Expenses

The following table represents information regarding the Company's operating expenses:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	% Change	2020	2019	% Change
Selling and administrative expense	$226.0	$219.9	2.8	$629.7	$674.3	(6.6)
Research, development and engineering expense	30.2	36.8	(17.9)	93.4	109.8	(14.9)
Impairment of assets	4.1	—	N/M	4.1	—	N/M
(Gain) loss on sale of assets, net	—	(8.5)	100.0	13.0	6.6	97.0
Total operating expenses	$260.3	$248.2	4.9	$740.2	$790.7	(6.4)
Percent of net sales	26.2%	23.0%		26.5%	24.3%
N/M = Not Meaningful
Selling and administrative expense increased $6.1 in the three months ended September 30, 2020. Excluding a $3.0 unfavorable currency impact and $13.0 higher non-routine and restructuring expenses, selling and administrative expense decreased $9.9 in the three months ended September 30, 2020. For the nine months ended September 30, 2020, selling and administrative expense decreased $44.6, or $61.1 excluding a $5.2 favorable currency impact and $21.7 of incremental non-routine and restructuring expenses. Excluding currency and the impact of non-routine and restructuring expense, lower selling and administrative expense was due primarily to the Company's planned DN Now actions, including lower costs resulting from finance transformation, as well as lower expense related to the legacy Wincor Nixdorf stock option program.

Non-routine cost in selling and administrative expense was $50.4 and $141.4 in the three and nine months ended September 30, 2020, respectively, an increase of $9.3 and $8.5, respectively, compared to the prior-year periods. The higher non-routine costs in the three and nine months ended September 30, 2020 related primarily to increased DN Now transformation expense, partially offset by lower legal and deal expenses and lower amortization of purchase accounting adjustments. Restructuring expense was $10.0 and $26.5 in the three and nine months ended September 30, 2020, respectively, an increase of $3.7 and $13.1, respectively, compared to the prior-year periods related to the Company's DN Now actions.

Research, development and engineering expense in the three and nine months ended September 30, 2020 decreased $6.6 and $16.4, respectively, including a net unfavorable currency impact of $0.8 and favorable impact of $1.1, respectively, primarily related to the euro and Brazil real. Excluding currency and higher non-routine cost and restructuring expense of $0.4 and $3.0 for the three and nine months ended September 30, 2020, respectively, research, development and engineering expense decreased primarily from lower bonus expense, lower product development cost and software cost management actions.

In the nine months ended September 30, 2020, the Company recorded a loss on sale of assets of $13.0 primarily related to the divestitures of the Company's operations in China and Denmark, partially offset by a gain on sale of assets related primarily to the sale of Portavis GmbH. In the three months ended September 30, 2019, the gain on sale of assets primarily related to the Kony transaction. The nine months ended September 30, 2019 included the loss of the Venezuela business and losses from the divestiture and liquidation of non-core businesses in Eurasia, which offset the gain from the Kony transaction.

Operating expense as a percent of net sales in the three months ended September 30, 2020 increased 3.2 percent to 26.2 percent compared to the same period in 2019 primarily from lower revenue. Operating expense as a percent of net sales in the nine months ended September 30, 2020 increased 2.2 percent to 26.5 percent compared to the same period in 2019.

Operating Profit (Loss)

The following table represents information regarding the Company's operating profit (loss):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	% Change	2020	2019	% Change
Operating profit (loss)	$23.8	$23.2	2.6	$18.3	$6.0	205.0
Operating margin	2.4%	2.2%		0.7%	0.2%

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2020
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

The operating profit increased slightly in the three and nine months ended September 30, 2020 compared to the prior-year period. The change is primarily due to DN Now initiatives which improved gross margin and lowered selling and administrative expense partially mitigating lower revenues, and decreased research, development and engineering expense.

Other Income (Expense)

The following table represents information regarding the Company's other income (expense), net:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	% Change	2020	2019	% Change
Interest income	$1.9	$1.9	—	$5.4	$7.0	(22.9)
Interest expense	(144.3)	(52.5)	N/M	(240.6)	(153.3)	(56.9)
Foreign exchange gain, net	(2.3)	(1.8)	(27.8)	(9.5)	(4.1)	N/M
Miscellaneous, net	(1.5)	(1.0)	(50.0)	4.1	(2.8)	N/M
Other income (expense), net	$(146.2)	$(53.4)	N/M	$(240.6)	$(153.2)	(57.0)
N/M = Not Meaningful
Interest income in the three months ended September 30, 2020 was flat and decreased $1.6 in the nine months ended September 30, 2020, mostly from lower market returns on non-qualified plans, in addition to lower cash balances in Brazil. Interest expense increased $91.8 and $87.3 for the three and nine months ended September 30, 2020, respectively, primarily due to the payment of a make-whole premium and write-off of deferred debt issuance costs as a result of the repayment of a portion of the amounts outstanding under the Company's revolving and term loan credit agreement (Credit Agreement), partially offset by the pay down of debt and reduced interest rates. Miscellaneous, net includes a gain of $7.2 during the nine months ended September 30, 2020 from proceeds for the close and surrender of the COLI plans. During the second quarter of 2020, the Company implemented a plan to close and surrender several of its COLI plans.

Net Loss

The following table represents information regarding the Company's net loss:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	% Change	2020	2019	% Change
Net loss	$(100.9)	$(34.8)	N/M	$(217.4)	$(222.0)	2.1
Percent of net sales	(10.1)%	(3.2)%		(7.8)%	(6.8)%
Effective tax rate	17.6%	(17.2)%		2.2%	(50.8)%
N/M = Not Meaningful
Net loss decreased primarily due to the reasons described above and by the change in the income tax expense.

The effective tax rate on the loss was 17.6 percent and 2.2 percent for the three and nine months ended September 30, 2020, respectively. The tax benefit for the three months ended September 30, 2020 was attributable to current quarter pre-tax losses. The tax benefit percentage for the three months ended September 30, 2020, is primarily attributable to the usage of previously unbenefited foreign tax credit carryovers, while the overall nine month lower income tax benefit percentage is primarily attributable to the second quarter discrete tax inclusion caused by the surrender of COLI plans.

The effective tax rate on the loss was (17.2) percent and (50.8) percent for the three and nine months ended September 30, 2019, respectively. The expense on the loss was primarily due to the tax impacts of the U.S. Tax Cuts and Jobs Act on the estimated projected tax rate, more specifically, the impacts related to global intangible low-taxed income and the base erosion and anti-abuse tax. In addition, during the first quarter the Company collapsed its Barbados structure to meet the covenant requirements under its credit agreement, which resulted in additional tax discrete expense partially offset by the valuation allowance release relating to the Company’s nondeductible interest expense that was carried forward from December 31, 2018. The above items noted as well as the Company’s jurisdictional income (loss) mix and varying statutory rates are the primary drivers of the estimated projected tax rate.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2020
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
Segment Net Sales and Operating Profit Summary

The following tables represent information regarding the segment operating profit metrics, which exclude the impact of restructuring and non-routine charges, by reporting segment. Refer to note 20 of the condensed consolidated financial statements for further details of net sales and segment operating profit:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Eurasia Banking:	2020	2019	% Change	2020	2019	% Change
Net sales	$364.2	$405.2	(10.1)	$1,012.4	$1,218.0	(16.9)
Segment operating profit	$49.9	$41.5	20.2	$119.9	$114.0	5.2
Segment operating profit margin	13.7%	10.2%		11.8%	9.4%

For the three months ended September 30, 2020, Eurasia Banking net sales decreased $41.0, including a net favorable currency impact of $12.1, related primarily to the euro, and divestitures of $36.3. Excluding the impact of currency and the impact of divestitures, net sales decreased $16.8 driven by unplanned reductions in installation activity, including delays resulting from the COVID-19 pandemic, partially offset by incremental product volume.

For the nine months ended September 30, 2020, Eurasia Banking net sales decreased $205.6, including a net unfavorable currency impact of $9.8, related primarily to the euro, and divestitures of $73.0. Excluding the impact of currency and the impact of divestitures, net sales decreased $122.8 driven by unplanned reductions in installation activity, including delays resulting from the COVID-19 pandemic, non-recurring prior-year refresh projects and reducing low margin services business.

Segment operating profit increased $8.4 and $5.9 in the three and nine months ended September 30, 2020, respectively, including a net unfavorable currency impact of $10.5 and $13.8, respectively. Excluding the impact of currency, operating profit increased $18.9 and $19.7 for the three and nine months ended September 30, 2020, respectively, due primarily to lower operating expense resulting from the execution of DN Now initiatives and lower bonus expense.

Segment operating profit margin increased 3.5 percent and 2.4 percent for the three and nine months ended September 30, 2020, respectively, mostly from lower operating expense as noted above.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Americas Banking:	2020	2019	% Change	2020	2019	% Change
Net sales	$368.5	$403.7	(8.7)	$1,044.6	$1,186.3	(11.9)
Segment operating profit	$43.4	$28.8	50.7	$153.0	$79.8	91.7
Segment operating profit margin	11.8%	7.1%		14.6%	6.7%
N/M = Not Meaningful
For the three months ended September 30, 2020, Americas Banking net sales decreased $35.2, including a net unfavorable currency impact of $17.0, related primarily to the Brazil real. Excluding the impact of currency, net sales decreased $18.2 mostly from large non-recurring product refresh projects in Canada and Mexico. This decrease was partially offset by increased U.S. regional Windows 10 upgrades and software growth.

For the nine months ended September 30, 2020, Americas Banking net sales decreased $141.7, including a net unfavorable currency impact of $41.1, related primarily to the Brazil real. Excluding the impact of currency, net sales decreased $100.6 mostly from large non-recurring product refresh projects in Canada, Mexico and U.S. national accounts as well as the Company's initiative to reduce lower margin services business. This decrease was partially offset by increased U.S. regional Windows 10 upgrades and software growth.

Segment operating profit increased $14.6 and $73.2 in the three and nine months ended September 30, 2020, respectively, including a net unfavorable currency impact of $3.3 and $5.2, respectively. Excluding the impact of currency, operating profit increased $17.9 and $78.4 for the three and nine months ended September 30, 2020, respectively, due primarily to the

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2020
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
Company's DN Now initiatives, which include Services Modernization and Software Excellence, as well as a favorable product mix in the U.S. Additionally, the DN Now work streams are driving lower operating expense versus the prior-year period.

Segment operating profit margin increased 4.7 percent and 7.9 percent for the three and nine months ended September 30, 2020, respectively, primarily as a result of higher products and services gross margin, in addition to lower costs resulting from the execution of DN Now initiatives and lower bonus expense.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Retail:	2020	2019	% Change	2020	2019	% Change
Net sales	$262.5	$269.9	(2.7)	$739.4	$852.8	(13.3)
Segment operating profit	$22.9	$13.5	69.6	$49.7	$37.2	33.6
Segment operating profit margin	8.7%	5.0%		6.7%	4.4%

For the three months ended September 30, 2020, Retail net sales decreased $7.4, including a net unfavorable currency impact of $9.9 mostly related to the euro. Excluding the impact of currency, net sales decreased $17.3 primarily from prior-year non-recurring POS roll-outs in Europe. Additionally, overall revenue was unfavorably impacted by unplanned reductions in installation activity, including delays resulting from the COVID-19 pandemic.

For the nine months ended September 30, 2020, Retail net sales decreased $113.4, including a net unfavorable currency impact of $6.1 mostly related to the euro. Excluding the impact of currency, net sales decreased $107.3 primarily from prior-year non-recurring POS roll-outs in Europe. Additionally, overall revenue was unfavorably impacted by unplanned reductions in installation activity, including delays resulting from the COVID-19 pandemic.

Segment operating profit increased $9.4 and $12.5 for the three and nine months ended September 30, 2020, respectively, including a nominal unfavorable currency impact, due primarily to higher gross margin mostly from the Company's DN Now initiatives which include Software Excellence and Services Modernization, as well as a favorable services solution and country mix in EMEA, and lower bonus and software cost.

Segment operating profit margin increased for the three and nine months ended September 30, 2020, primarily from higher gross margin on favorable mix and lower software amortization and operating expenses.

Liquidity and Capital Resources

The Company's total cash and cash availability as of September 30, 2020 and December 31, 2019 was as follows:

	September 30, 2020	December 31, 2019
Cash and cash equivalents (excluding restricted cash)	$273.7	$277.3
Additional cash availability from:
Cash included in assets held for sale	3.8	97.2
Uncommitted lines of credit	24.9	36.7
Revolving Facility	150.2	387.3
Short-term investments	6.8	10.0
Total cash and cash availability	$459.4	$808.5

Capital resources are obtained from income retained in the business, borrowings under the Company’s committed and uncommitted credit facilities and operating and capital leasing arrangements. Management expects that the Company’s capital resources will be sufficient to finance planned working capital needs, R&D activities, investments in facilities or equipment, pension contributions and any repurchases of the Company’s common shares for at least the next 12 months. The additional borrowings under the Revolving Facility may be used for general corporate purposes. The Company cannot predict the duration or full extent of the COVID-19 pandemic, or its impact on our customers and suppliers. The Company had $3.6 of restricted cash at September 30, 2020 and December 31, 2019. As of September 30, 2020, $208.8 or 73.5 percent of the Company's cash and cash equivalents and short-term investments reside in international tax jurisdictions. Repatriation of certain international funds could be negatively impacted by potential payments for foreign taxes. The Company has approximately $1,500 of

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2020
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
earnings that are available for repatriation with no additional tax expense. The Company has made acquisitions in the past and may make acquisitions in the future. Part of the Company’s strategy is to optimize the business portfolio through divestitures and complementary acquisitions. The Company intends to finance any future acquisitions with cash and short-term investments, cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares.

The following table summarizes the results of the Company's condensed consolidated statement of cash flows for the nine months ended September 30, 2020:

Summary of cash flows:	September 30, 2020	September 30, 2019
Net cash provided (used) by operating activities	$(209.4)	$7.4
Net cash provided (used) by investing activities	(40.7)	10.2
Net cash provided (used) by financing activities	160.8	(184.9)
Effect of exchange rate changes on cash and cash equivalents	(7.7)	(7.2)
Change in cash, cash equivalents and restricted cash	$(97.0)	$(174.5)

Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for income taxes, restructuring and integration activities, pension funding and other items impact reported cash flows. Net cash used by operating activities was $209.4 for the nine months ended September 30, 2020, a change of $216.8 from cash provided of $7.4 for the same period in September 30, 2019.

•Cash flows from operating activities during the nine months ended September 30, 2020 compared to the same period in 2019 were primarily driven by the change in the net aggregate of trade receivables, inventories, and accounts payable resulting from impacts from the COVID-19 pandemic and the current economic environment. This was partially offset by a $4.6 decrease in net loss as a result of DN Now cost saving initiatives as well as other combined certain assets and liabilities. Refer to the Results of Operations discussed above for further discussion of the Company's net loss.

•The net aggregate of trade receivables, inventories and accounts payable used $117.1 and provided $100.3 in operating cash flows during the nine months ended September 30, 2020 and 2019, respectively. Trade receivables cash use was $68.6 for the nine months ended September 30, 2020 compared to cash provided of $110.1 for the same period in the prior year primarily due to increased days sales outstanding as a result of the impact from the COVID-19 pandemic and improvement in 2019 collections as a result of the Company's working capital improvement initiatives. For the nine months ended September 30, 2020, inventory cash use increased $80.9 compared to the same period in the prior year primarily due to increased purchases in 2020 for normal operations and inventory on hand as well as delayed installations due to the impact from the COVID-19 pandemic, which has lengthened the Company's turnover of inventory, and efforts in 2019 to improve inventory management as a result of streamlining the product portfolio and implementing better governance. Accounts payable provided $35.3 for the nine months ended September 30, 2020 compared to a cash use of $6.9 for the same period in the prior year primarily related to DN Now initiatives and tighter controls on accounts payable.

•In the aggregate, the other combined certain assets and liabilities used $106.2 for the three months ended September 30, 2020 compared to $71.4 during the same period in 2019.

Depreciation and amortization expense increased $8.1 to $75.1 during the nine months ended September 30, 2020 compared to $83.2 during the same period in September 30, 2019, primarily due to the write-off of debt issuance costs as a result of the repayment of a portion of the amounts outstanding under the Credit Agreement, partially offset by a reduction in amortization related to acquired intangibles and capitalized software, along with a reduction in capital spend. Changes in deferred income taxes during the nine months ended September 30, 2020 compared to the same period in 2019 resulted in increased usage of $39.6, primarily related to the tax effects of certain changes to the Company's tax structure partially offset by a reduction in the deferred liabilities released on certain acquired intangible assets. Share-based compensation decreased $8.3 to $11.1 for the nine months ended September 30, 2020 compared to the same period in September 30, 2019, primarily due to a reduction in shares awarded. The loss (gain) on sale of assets, net were primarily a result of the divestiture of certain of the Company's non-core

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2020
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
businesses. In 2020, the Company divested Portavis GmbH, a non-core, Eurasia Banking consulting business, Cryptera A/S, a Danish subsidiary, and deconsolidated a portion of the Company's operations in China. In 2019, the Company divested Projective NV, a program and project management services business for financial institutions, and SecurCash B.V., both included in the Eurasia Banking operating segment, its Venezuela business included in the Americas Banking operating segment, as well as certain entities in the Netherlands included in the Retail operating segment.

Investing Activities

Cash flows from investing activities during the nine months ended September 30, 2020 compared to the same period in 2019 were primarily impacted by a $77.7 decrease in proceeds from the aforementioned divestitures and deconsolidation. Additionally, the maturities and purchases of investments primarily relate to short-term investment activity in Brazil resulted in an $16.4 decrease in net cash proceeds due to a reduction in investments. The Company also reduced its capital expenditures and investments in certain other assets primarily related to software to be sold when compared to the same period in the prior year.

Financing Activities

Net cash provided by financing activities was $160.8 for the nine months ended September 30, 2020 compared to the $184.9 usage for the same period in 2019, which resulted in an increase of $345.7. The change was primarily a result of the Company drawing down its entire availability under the Revolving Facility in response to the uncertainty of the circumstances surrounding the COVID-19 pandemic during the first quarter of 2020 and the issuance of the 2025 Senior Secured Notes (as defined below) in July 2020 and the use of the net proceeds from the offerings thereof. The Company also had $19.0 net borrowings from uncommitted lines of credit in connection with international projects. During the nine months ended September 30, 2020, the Company paid $74.3 under its term loans primarily due to certain mandatory repayment provisions pursuant to the Credit Agreement compared to $179.8 during the same period in the prior year. During the nine months ended September 30, 2019, the Company paid $98.1 for the redemption of shares and the cash compensation to Diebold Nixdorf AG minority shareholders.

On July 20, 2020, the Company issued approximately $1,100.0 aggregate principal amount of senior secured notes consisting of $700 aggregate principal amount of Diebold Nixdorf, Incorporated’s 9.375% Senior Secured Notes due 2025 and €350.0 aggregate principal amount of 9.000% Senior Secured Notes due 2025 issued by its wholly-owned subsidiary, Diebold Nixdorf, Dutch Holding B.V. (collectively, the 2025 Senior Secured Notes) in private offerings exempt from registration under the Securities Act of 1933 (the Securities Act). The net proceeds from the offerings, along with cash on hand, was used to repay a portion of the amounts outstanding under the Credit Agreement, including all amounts outstanding under the Term Loan A Facility and Term Loan A-1 Facility and $193.8 of revolving credit loans, including all of the revolving credit loans due in December 2020, as well as all related fees and expenses. On July 20, 2020, the Company also amended the Credit Agreement to, among other things, extend the maturity of $330.0 of its revolving credit commitments and revolving credit loans from April 30, 2022 to July 20, 2023 (and, effective as of July 20, 2020, the Company terminated its other revolving credit commitments under the Revolving Facility other than approximately $39.0 of revolving credit commitments that still mature April 30, 2022). The Company’s current capital structure includes no significant maturities until 2023.

Refer to note 11 for additional information regarding the Company's debt obligations. The Company paid cash for interest related to its debt of $31.3 and $37.5 for the three months ended September 30, 2020 and September 30, 2019, respectively, and $116.3 and $130.5 for the nine months ended September 30, 2020 and September 30, 2019, respectively. As defined by the Company's credit agreement, the ratio of net debt to trailing 12 months adjusted EBITDA was 4.4 times as of September 30, 2020. As of September 30, 2020, the Company was in compliance with the financial and other covenants in its debt agreements.

Refer to note 17 for additional information regarding the Company's hedging and derivative instruments.

Contractual Obligations During 2020, the Company entered into purchase commitments due within one year for materials through contract manufacturing agreements for a total negotiated price. At September 30, 2020, the Company had minimal purchase commitments due within one year for materials through contract manufacturing agreements at negotiated prices.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2020
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
Except for the items noted above, all contractual cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at September 30, 2020 compared to December 31, 2019.

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

Supplemental Guarantor Financial Information

Diebold Nixdorf, Incorporated initially issued the 2024 Senior Notes in an offering exempt from the registration requirements of the Securities Act, which were later exchanged in an exchange offer registered under the Securities Act. The 2024 Senior Notes are and will be guaranteed by certain of Diebold Nixdorf, Incorporated's existing and future subsidiaries which are listed on Exhibit 22.1 to this Quarterly Report on Form 10-Q. The following presents the condensed consolidating financial information separately for Diebold Nixdorf, Incorporated (the Parent Company), the issuer of the guaranteed obligations, and the guarantor subsidiaries, as specified in the indenture governing the Company's obligations under the 2024 Senior Notes, on a combined basis.

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

The following tables present summarized financial information for the Parent Company and the guarantor subsidiaries on a combined basis after elimination of (i) intercompany transactions and balances among the Parent Company and the guarantor subsidiaries and (ii) equity in earnings from and investments in any non-guarantor subsidiary.

	Summarized Balance Sheets
	September 30, 2020	December 31, 2019
Total current assets	$528.2	$919.3
Total non-current assets	$1,434.5	$1,994.7

Total current liabilities	$1,090.2	$1,127.3
Total non-current liabilities	$2,220.9	$2,310.4

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2020
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

	Summarized Statements of Operations
	Nine Months Ended	Year Ended
	September 30, 2020	December 31, 2019
Net sales	$833.8	$1,206.6
Cost of sales	588.0	963.0
Selling and administrative expense	322.7	355.3
Research, development and engineering expense	23.0	40.1
Impairment of assets	—	5.1
Loss (gain) on sale of assets, net	0.1	(6.1)
Interest income	0.5	2.1
Interest expense	(226.9)	(190.1)
Foreign exchange (loss) gain, net	(8.3)	0.9
Miscellaneous, net	85.8	94.0
Loss from continuing operations before taxes	$(248.9)	$(243.9)

Net (loss) income	$(217.9)	$(341.3)
Net (loss) income attributable to Diebold Nixdorf, Incorporated	$(217.9)	$(341.3)

As of September 30, 2020 and December 31, 2019, the Parent Company and the guarantor subsidiaries on a combined basis had the following balances with non-guarantor subsidiaries:

	Summarized Balance Sheets
	September 30, 2020	December 31, 2019
Total current assets	$178.5	$590.4
Total non-current assets	$682.5	$743.2

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

The COVID-19 pandemic adversely impacted revenue for the third quarter and year-to-date, but as a result of ongoing execution of our DN Now initiatives, as well as other mitigating actions, did not have a material adverse effect on the Company's reported results for the third quarter of 2020. The Company continues to actively monitor the impact of the COVID-19 pandemic, which impacts our banking and retail customers and consumers around the world, albeit in different ways depending on location and business profile. While we cannot predict the full extent of the impact, we currently expect that the COVID-19 pandemic will have relatively mild adverse impacts on revenues for our services and software business lines, but it will have a moderate negative impact on revenues for our products business line. The extent of the impact of the COVID-19 pandemic on our operations will depend largely on future developments, along with any new information that may emerge

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2020
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
regarding the severity of the pandemic and the actions taken by government authorities to mitigate the spread of the virus, among other factors, all of which are highly uncertain and cannot be accurately predicted.

Management believes there have been no other significant changes during the nine months ended September 30, 2020 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s annual report on Form 10-K for the year ended December 31, 2019.

Forward-Looking Statement Disclosure

In this Quarterly Report on Form 10-Q, statements that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. These forward-looking statements include, but are not limited to, statements regarding the Company's expected future performance (including expected results of operations and financial guidance), future financial condition, operating results, strategy and plans.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2020
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
FORM 10-Q as of September 30, 2020
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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company's management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that such disclosure controls and procedures were effective as of September 30, 2020.

Change in Internal Controls

During the third quarter ended September 30, 2020, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2020
(in millions, except share and per share amounts)
Part II – Other Information
Item 1: Legal Proceedings

At September 30, 2020, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Information concerning the Company’s share repurchases made during the third quarter of September 30, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
July	288	$10.78	—	2,426,177
August	2,168	$8.13	—	2,426,177
September	—	$—	—	2,426,177
Total	2,456	$8.44	—
(1)All shares were surrendered or deemed surrendered to the Company in connection with the Company’s share-based compensation plans.
(2)The initial plan was approved by the Board of Directors in 1997 and subsequently increased from time to time through 2012. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. The plan has no expiration date.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2020
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

22.1	List of Subsidiary Guarantors

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD NIXDORF, INCORPORATED

Date:	October 28, 2020		/s/ Gerrard B. Schmid
		By:	Gerrard B. Schmid
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 28, 2020		/s/ Jeffrey Rutherford
		By:	Jeffrey Rutherford
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)