Form 10-K
period 2020-12-31
DIEBOLD NIXDORF, Inc
filed 2021-03-01
CIK 28823

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
Approximate aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2020, based upon the closing price on the New York Stock Exchange on June 30, 2020 was $464,763,052.
Number of common shares outstanding as of February 25, 2021 was 78,178,390.
DOCUMENTS INCORPORATED BY REFERENCE
Listed hereunder are the documents, portions of which are incorporated by reference, and the parts of this Form 10-K into which such portions are incorporated:
Diebold Nixdorf, Incorporated Proxy Statement for 2021 Annual Meeting of Shareholders to be held on or about April 30, 2021, portions of which are incorporated by reference into Part III of this Form 10-K.

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

DN Now Transformation Activities

Commensurate with its strategy, the Company is executing its multi-year transformation program called DN Now to relentlessly focus on its customers while improving operational excellence. Key activities include:

•Transitioning to a streamlined and customer-centric operating model
•Implementing a services modernization plan which focuses on upgrading certain customer touchpoints, automating incident reporting and response, and standardizing service offerings and internal processes
•Streamlining the product range of automated teller machines (ATMs) and manufacturing footprint
•Improving working capital management through greater focus and efficiency of payables, receivables and inventory
•Reducing administrative expenses, including finance, information technology (IT) and real estate
•Increasing sales productivity through improved coverage and compensation arrangements
•Standardizing back-office processes to automate reporting and better manage risks
•Optimizing the portfolio of businesses to improve overall profitability

These work streams are designed to improve the Company’s profitability and net leverage ratio while establishing a foundation for future growth. The gross annualized savings target for DN Now is approximately $500 through 2021, of which approximately $160 is anticipated to be realized during 2021. In order to achieve these savings, the Company has and will continue to restructure the workforce globally, integrate and optimize systems and processes, transition workloads to lower cost locations, renegotiate and consolidate supplier agreements and streamline real estate holdings. By executing on these and other operational improvement activities, the Company expects to increase customer intimacy and satisfaction, while providing career enrichment opportunities for employees and enhancing value for shareholders. In 2019 and 2020, the Company achieved approximately $175 and $165 in annualized gross run rate savings, respectively. Since inception, cash payments made to achieve these savings was approximately $330 and was largely due to restructuring and the implementation of DN Now transformational programs.

CONNECTED COMMERCE SOLUTIONS™

The Company offers a broad portfolio of solutions designed to automate, digitize and transform the way people bank and shop. As a result, the Company’s operating structure is focused on its two customer segments — Banking and Retail. Leveraging a broad portfolio of solutions, the Company offers customers the flexibility to purchase the combination of services, software and products that drive the most value to their business.

Banking

The Company provides integrated solutions for financial institutions of all sizes designed to help drive operational efficiencies, differentiate the consumer experience, grow revenue and manage risk. Banking operations are managed within two geographic regions. The Eurasia Banking region includes the economies of Western Europe, Eastern Europe, Asia, the Middle East and Africa. The Americas Banking region encompasses the United States (U.S.), Canada, Mexico and Latin America.

Banking Services

Services represents the largest operational component of the Company and includes product-related services, implementation services and managed services. Product-related services manages incidents through remote service capabilities or an on-site visit. The portfolio includes first and second line maintenance, preventive maintenance, “on-demand” and total implementation services. Implementation services help our customers effectively respond to changing customer demands and includes scalable solutions based on globally standardized processes and tools, a single point of contact and reliable local expertise. Managed services and outsourcing consists of managing the end-to-end business processes, technology integration and day-to-day operation of the self-service channel and the bank branch. Our integrated business solutions include self-service fleet management, branch life-cycle management and ATM as-a-service capabilities.

Diebold Nixdorf AllConnect ServicesSM was launched in 2018 to power the business operations of financial institutions of all sizes. The main customer benefits are increased availability, fewer business interruptions, enhanced customer experiences, increased security and compliance tailoring customer experiences. In 2020, the Company launched the AllConnectSM Data Engine (ACDE), which enables a more data-driven approach to services. ACDE leverages the Internet of Things (IoT), cloud connectivity and machine learning to create a more predictive service model. This proprietary technology facilitates prescriptive, preventative and predictive resolution of incidents. As of December 31, 2020, approximately 65,000 ATMs were using ACDE. As the number of connected devices increases, the Company expects to benefit from more efficient and cost-effective operations.

Banking Products

The banking portfolio of products consists of cash recyclers and dispensers, intelligent deposit terminals, teller automation and kiosk technologies. As financial institutions seek to expand the self-service transaction set and reduce operating costs by shrinking their physical branch footprint, the Company is introducing the DN Series™ family of self-service solutions.

DN Series is the culmination of several years of investment in consumer research, design and engineering resources. Key benefits and features of DN Series include:

•Superior availability and performance through intelligent design and the use of the AllConnect Data Engine
•Next-generation cash recycling technology
•Full integration with the DN Vynamic™ software suite
•A modular and upgradeable design which enables customers to respond more quickly to changing customer demands
•Higher note capacity and processing power
•Improved security safeguards to protect customers against emerging physical, data and cyber threats
•A streamlined footprint which is up to 40% less than legacy models
•Improved security safeguards protecting against emerging physical, data and cyber threats.
•Physical footprint as much as 40% less vs. competing ATMs in certain models
•Optimized ATM portfolio streamlining the supply chain and shortening lead times due to reduce platform complexity
•Increased branding options for financial institutions

Banking Software

The Company’s software encompasses front-end applications for consumer connection points, digital solutions that enhance consumer-facing offerings, as well as back-end platforms which manage channel transactions, operations and channel integration. These hardware-agnostic software applications facilitate millions of transactions via ATMs, kiosks, and other self-service devices, as well as via online and mobile digital channels.

The Company's DN Vynamic software is the first end-to-end Connected Commerce software portfolio in the banking marketplace designed to simplify and enhance the consumer experience. This platform is based on a cloud-native microservices architecture that provides new capabilities and supports advanced transactions via open application program interface (API). In addition, the Company’s software suite simplifies operations by eliminating the traditional focus on internal silos and enabling tomorrow's inter-connected partnerships between financial institutions and payment providers. Through its open approach, DN Vynamic brings together legacy systems, enabling new levels of connectivity, integration, and interoperability. The Company’s software suite provides a shared analytic and transaction engine. The DN Vynamic platform can generate new insights to enhance operations across any channel - putting consumer preferences, not the technology, at the heart of the experience.

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

Retail Services

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

Retail Products

The retail product portfolio includes modular and integrated, “all-in-one” point of sale (POS) and self-service terminals that meet changing consumer shopping journeys, as well as retailers’ and store staff’s automation requirements. The Company’s self-checkout (SCO) products and ordering kiosks facilitate a seamless and efficient transaction experience. The BEETLE®/iSCAN EASY eXpress™, hybrid products, can alternate from attended operation to SCO with the press of a button. The K-two Kiosk automates routine tasks and in-store transactions, offers order-taking abilities, particularly at quick service restaurants (QSRs) and fast casual restaurants and presents functionality that furthers store automation and digitalization. Supplementing the POS system is a broad range of peripherals, including printers, scales and mobile scanners, as well as the cash management portfolio, which offers a wide range of banknote and coin processing systems.

Retail Software

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

In certain countries, the Company sells to and/or competes with independent ATM deployers such as Cardtronics, Payment Alliance International and Euronet, that primarily operate in the non-bank retail market.

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

In the self-service software market, the Company, in addition to the key hardware players highlighted above, competes with several smaller, niche software companies like KAL, and with the internal software development teams of banks and retailers.

OPERATIONS

The Company’s operating results and the amount and timing of revenue are affected by numerous factors, including production schedules, customer priorities, sales volume and mix. During the past several years, the Company has honed its offerings to become a total solutions provider with a focus on Connected Commerce. As a result of the emphasis on services and software, the nature of the Company's workforce is changing and requires new skill sets in areas such as:

•Advanced security and compliance measures
•Advanced sensors Internet of Things
•Modern field services operations
•Cloud computing
•Analytics
•As-a-service expertise

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

HUMAN CAPITAL MANAGEMENT

We are a world leader in enabling Connected Commerce, and we transform the way people bank and shop. However, we would not be in that position without our employees, one of our most valuable assets. Diebold Nixdorf is improving the employee experience by leveraging best practices and investing in the tools necessary to develop and reward talent across the Company.

Employee Profile

As of December 31, 2020, we employed approximately 22,000 associates globally in more than 100 countries.

Culture

We govern our actions by our shared values: Accountability, Collaboration, Decisiveness, a Sense of Urgency and a Willingness to Change. These values have driven our DN Now achievements. In 2020, we established the CARE Council, which stands for Considerate, Aware, Responsible and Empathetic – four behaviors we expect all employees to model on a daily basis. Together, our values and CARE Council help employees feel appreciated, involved, connected and supported, and that they have equal opportunity to succeed. We continue to drive our cultural evolution through our diversity and inclusion programs, employee resource groups, robust internal communications and performance management process.

Diversity and Inclusion

The Company is committed to establishing a culture of diversity and inclusion where everyone is accepted, valued, supported and encouraged to thrive. We value the different perspectives and solutions our communities bring to the Company, and we believe these perspectives have a positive impact on how we innovate and grow. Our expectation is that our diversity and inclusion program will guide improvements in our culture - specifically, recruiting, training, policies and reporting, leader expectations, and benefits. In 2020, we announced we would launch new employee resource groups in 2021, including Women in the Workplace and Multi-Cultural. We are continuing to enhance our diversity and inclusion initiatives, in conjunction with our CARE Council, to recruit, retain and promote a diverse workforce. These efforts will not only promote innovation and growth but will also strengthen our relationships with customers spanning more than 100 countries with diverse cultural, gender, racial and other profiles.

Employee Engagement

We have invested in our internal communications resources to better engage our employees and support the DN Now transformation. In 2020, we launched an internal intranet, called The Exchange, to keep employees informed about key changes to our business, new product launches and progress on our DN Now transformation initiatives.

Our employees have demonstrated tremendous resilience and continued vigilance throughout the COVID-19 pandemic. They provided strong support levels to customers while taking excellent care of one another and making sure their teams remained connected. For example:

•employees at our plant in Manaus, Brazil, assembled and distributed food, masks, sanitizer and thermometers to their colleagues;
•employees in North Canton, Ohio, used our 3D printers to make PPE for first responders; and
•employees in Paderborn, Germany built ventilators to be used in hospitals in cooperation with a German medical device manufacturer.

Talent

To maintain a competitive workforce, the Company is evolving and enhancing how we train, identify and promote key talent. Additionally, the Company has continually improved and standardized our employee review process – encouraging regular performance reviews and feedback that will set clear expectations, motivate employees and reinforce the connection between pay and performance. In 2021 we are expanding our global talent review program for talent development and succession planning to go deeper into our organization below senior leadership roles.

Health, Safety and Wellness

Throughout our history, we have maintained our commitment to providing a safe workplace that protects against and limits personal injury and environmental harm. We follow international standards and regulations for product safety and security. Our Design-For-Quality approach covers R&D Quality, Manufacturing Quality and Supplier Quality. During the course of product development, these functions regularly participate in solution requirements and specification reviews. In the later phases of development, we define and perform various tests to ensure Product Safety and Security. We evaluate risks using both government-required procedures and best practices to ensure we understand residual risk and appropriately protect our employees. Frequent training ensures that specialists are informed promptly about legal and internal requirements.

Additionally, since the global outbreak of COVID-19, we have continued to evaluate and enhance our health, safety, and wellness protocols. Our designation as an essential service provider in numerous locations around the world required us to respond and address health and safety issues in real time. We have addressed these challenges with the following measures:

•Implementing our comprehensive Pandemic Response Plan to ensure the continuity of our operations while protecting the health and safety of our people.
•Restricting all non-critical travel and implementing mandatory Work-from-Home arrangements for employees in affected areas.
•Instituting new safety and cautionary procedures for front-line employees to ensure their safety.
•Providing sanitizing materials and guidance for working in common work areas.
•Tracking employees with COVID-19, performing contact tracing and requiring employees to comply with quarantining requirements.
•Sanitizing our production facilities and issuing stringent guidance on prohibiting unnecessary visitors and contractors from entering our manufacturing facilities.
•Establishing/adhering to stringent hygiene protocols, including handwashing, no admittance by anyone exhibiting cold or flu-like symptoms, temperature checks and social distancing to the fullest extent possible.

The Company established an Employee Crisis Reserve to compensate employees who could not work or were otherwise affected by the pandemic, including distributing food kits and ensuring the availability of medical supplies where needed. The Company also launched a new, global employee assistance program to provide confidential, professional counseling services via phone, text or email, 24 hours a day.

Compensation

Our compensation program is designed to attract and retain employees and to maintain a strong pay for performance culture. We regularly assess the current business environment and labor market to ensure our compensation programs reflect current best practices. We benchmark and set pay ranges based on market data for our jobs. We believe that these practices will help to motivate and engage our broader base of employees resulting in sustained increases in shareholder value and reflects our compensation philosophy in aligning long-term pay and performance.

PRODUCT BACKLOG

The Company's product backlog was $981 and $796 as of December 31, 2020 and 2019, respectively. The backlog generally includes orders estimated or projected to be shipped or installed within 18 months. Although the Company believes the orders included in the backlog are firm, some orders may be canceled by customers without penalty, and the Company may elect to permit cancellation of orders without penalty where management believes it is in the Company's best interests to do so. Historically, the Company has not experienced significant cancellations within its product backlog. Additionally, over 50 percent of the Company's revenues are derived from its service business, for which backlog information is not measured. Therefore, the Company does not believe that its product backlog, as of any particular date, is necessarily indicative of revenues for any future period.

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

GOVERNMENT REGULATION

As a company with global operations, we are subject to complex foreign and U.S. laws and regulations, including trade regulations, tariffs, import and export regulations, anti-bribery and corruption laws, antitrust or competition laws, data privacy laws, such as the EU General Data Protection Regulation (the GDPR), and environmental regulations, among others. We have policies and procedures in place to promote compliance with these laws and regulations. Notwithstanding their complexity, our compliance with these laws and regulations, including environmental regulations, generally, does not, and is not expected to, have a material effect on our capital expenditures, earnings or competitive position. Government regulations are subject to change, and accordingly we are unable to assess the possible effect of compliance with future requirements or whether our compliance with such regulations will materially impact our business in the future.

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

ITEM 1A: RISK FACTORS
(dollars and euros in millions, except for per share values)

The following are certain risk factors that could affect the Company’s business, financial condition, operating results and cash flows. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this annual report on Form 10-K because they could cause actual results to differ materially from those expressed in any forward-looking statement. The risk factors highlighted below are not the only ones the Company faces. Although the risks are organized by headings, and each risk is discussed separately, many are interrelated. If any of these events actually occur, the Company's business, financial condition, operating results or cash flows could be negatively affected.

The Company cautions the reader to keep these risk factors in mind and refrain from attributing undue certainty to any forward-looking statements, which speak only as of the date of this annual report on Form 10-K.

Strategic and Operational Risks.

The COVID-19 pandemic creates uncertainty and could have a material adverse impact on our business. While the COVID-19 pandemic has adversely affected our operations and financial results, our business has demonstrated a certain degree of resiliency in the COVID-19 pandemic given our work as an essential service provider to banks and essential retailers. Nonetheless, known or unexpected risks or developments related to the pandemic could have a material and adverse impact on our business, financial position and results of operations. If conditions worsen, resulting in additional or unexpected challenges, the COVID-19 pandemic could materially and negatively impact one or more of the following aspects of our business: our global supply chain; our manufacturing facilities; our service technicians in the field; our employees working remotely or in our offices; and the businesses of our customers. Additionally, any worsening of the pandemic could cause additional and material delays in installations, certifications or other time-sensitive aspects of our business. As we cannot predict the duration or scope of the COVID-19 pandemic, the continuing negative impact to our financial position, results of operations and cash flows cannot be reasonably estimated, but could be material.

While the Company has achieved significant savings from its DN Now initiatives, these savings may not be sustainable and further savings targets may be delayed or might not be fully realized, which may adversely affect its operating results and cash flow. The Company’s DN Now initiatives consist of a number of work streams designed to improve operational efficiency and sustainably increase profits and cash flows. Although the Company has achieved a substantial amount of annual cost savings associated with the DN Now initiatives in 2019 and 2020 and expects to achieve further cost savings through new initiatives, such as the digital acceleration work being done with Accenture, it may be unable to sustain the annual cost savings from the work streams that it has previously implemented and may be unable to successfully implement these new work streams, which are still in the early stages, on the anticipated timeline, or at all. The Company has incurred approximately $330, in the aggregate, of cash payments related to DN Now and expects to make additional payments in 2021. In 2021, the Company intends to focus on higher free cash flow conversion and growth, despite the uncertain COVID-19 environment. If the Company is unable to achieve, or experiences any delays in achieving, the DN Now goals, or if the associated costs are higher than currently anticipated, its results of operations and cash flows may be adversely affected. Even if the Company successfully executes these work streams and meets its DN Now goals, other factors that we cannot predict may offset the expected financial benefits of these initiatives.

New service and product developments may be unsuccessful. The Company is constantly looking to develop new services and products that complement or leverage its core competencies and expand its business potential. For example, the Company launched its DN Series banking solutions portfolio in 2019 and its DN Series EASY family of retail checkout solutions in 2021. The Company makes significant investments in service and product technologies and anticipates expending significant resources for new cloud software, digitally enabled services and product development over the next several years. There can be no assurance that the Company’s service and product development efforts will be successful, that the roll out of any new services and products will be timely, that the customer certification process for any new products or the DN Series will be completed on the anticipated timeline, that it will be able to successfully market these services and products, or that margins generated from sales of these services and products will recover costs of development efforts.

The Company may not be successful executing on its digitally enabled hardware, services and software strategy. As part of its broader business strategy, the Company is delivering digitally enabled hardware, services and software to its customers to address their evolving demand for greater flexibility and optionality to meet the demands of the market, drive improvement to performance levels and provide a more scalable cost structure. The Company’s digital strategy extends to its own internal capabilities, as well, to ensure the Company becomes more efficient and delivers better capabilities to its employees. Across its internal finance, information technology, human resources and sales departments, the Company is deploying digital tools to enhance its operating efficiency through the use of cloud-based applications, self-service portals and automation. Executing on a digitally enabled strategy presents risks and challenges to both the Company and its customers, and there can be no assurances that the Company will be successful in its endeavors.

The Company may not be able to generate sufficient cash flows to fund its operations and make adequate capital investments. The Company’s cash flows from operations depend primarily on sales and service margins. To develop new service and product technologies, support future growth, achieve operating efficiencies and maintain service and product quality, the Company must make significant capital investments in manufacturing technology, facilities and capital equipment, R&D, and service and product technology. In addition to cash provided from operations, the Company has from time to time utilized external sources of financing. Depending upon general market conditions or other factors, the Company may not be able to generate sufficient cash flows to fund its operations and make adequate capital investments, either in whole or in part. In addition, any tightening of the credit markets may limit the Company's ability to obtain alternative sources of cash to fund its operations.

Data Privacy and Cybersecurity Risks.

Cybersecurity incidents or vulnerabilities could disrupt the Company's internal operations or services provided to customers, which could adversely affect revenue, increase costs, and harm its reputation, customer relationships, and stock price. To reduce these risks, the Company has programs and measures in place designed to detect and help safeguard against cybersecurity attacks. Although we have implemented cybersecurity measures designed to detect and limit the risk of unauthorized access to our systems and acquisition of, loss, modification of, use, or disclosure of our data, threat actors are using evolving, sophisticated, and ever-changing techniques to obtain unauthorized access to systems and data. The types and motivations of threat actors that may attempt to access our systems also are evolving and expanding, and include sophisticated nation-state sponsored and organized cyber-criminals, who are targeting the financial services industry. As a result, the risk of cyberattack is increasing. An attack, disruption, intrusion, denial of service, theft or other data or cybersecurity incident (such as phishing attack, virus, ransomware, or other malware installation), or an inadvertent act by an employee or contractor, could result in unauthorized access to, acquisition of, loss, disclosure, or modification of, our systems, products, and data (or our third-party service provider’s systems, products, and data), which may result in operational disruption, loss of business, claims (including by customers, financial institutions, cardholders, and consumers), costs and reputational harm that could negatively affect our operating results. The Company could incur significant expenses in investigating and addressing cybersecurity incidents, including the expenses of deploying additional personnel, enhancing or implementing new protection measures, training employees or hiring consultants, and such incidents could divert the attention of our management and key personnel from our business operations. Further, remedial measures may later prove inadequate to prevent or reduce the impact of new or emerging threats. The Company may face regulatory investigations or litigation relating to cybersecurity incidents, which may be costly to defend and which, if successful, may require the Company to pay damages and fines or change its business practices. The Company also is subject to risks associated with cyberattacks involving our supply chain. We may also detect, or may receive notice from third parties (including governmental agencies and those in our supply chain) regarding, potential vulnerabilities in our information technology systems, our products, or third-party products used in conjunction with our products. Even if these potential vulnerabilities do not affect our products, services, data, or systems, their existence or claimed existence could adversely affect customer confidence and our reputation in the marketplace, causing us to lose existing or potential customers. To the extent such vulnerabilities require remediation, such remedial measures could require significant resources, may not be implemented before such vulnerabilities are exploited, and may not prevent or reduce the risk. As the cybersecurity landscape evolves, we may also find it necessary to make significant further investments to protect data and infrastructure. We maintain cybersecurity insurance intended to cover some of these risks, but this insurance may not be sufficient to cover all of our losses from future cybersecurity incidents the Company may experience.

We have experienced cybersecurity incidents in the past, but none of these incidents, individually or in the aggregate, has had a material adverse effect on our business, reputation, operations or products. The Company has in place various information technology protections designed to detect and reduce cybersecurity incidents, although there can be no assurance that our protections will be successful. The Company also regularly evaluates its protections against cybersecurity incidents, including through self-assessments and third-party assessments, and takes steps to enhance those protections, in response to specific threats and as part of the Company’s information security program. There can be no assurance, however, that the Company will be able to prevent or remediate all future cybersecurity incidents or that the cost associated with responding to any such incident or impact of such incident will not be significant or material.

Portions of the Company's IT infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. The Company may not be successful in implementing new systems, and transitioning data and other aspects of the process could be expensive, time consuming, disruptive and resource-intensive. Such disruptions could adversely impact the ability to fulfill orders, service customers and interrupt other processes and, in addition, could adversely impact the Company’s ability to maintain effective internal control over financial reporting. Delayed sales, lower margins, lost customers or diminished investor confidence resulting from these disruptions could adversely affect the Company's financial results, stock price and reputation.

Privacy and information security laws are complex, and if the Company fails to comply with applicable laws, regulations and standards, or fails to properly maintain the integrity of its data, or defend against cybersecurity attacks, the Company may be subject to government or private actions relating to privacy and security incidents and breaches, any of which could have a material adverse effect on its business, financial condition and results of operations or materially harm its reputation. The Company is subject to a variety of laws and regulations in Europe, the U.S. and other jurisdictions that involve matters central to its business, including privacy, information security, data protection, competition, and consumer protection. The Company, and the personal information and other data that it processes, are increasingly subject to these laws, which are increasingly complex and stringent as the global data protection landscape evolves. These laws may conflict with one another, and many of them are subject to frequent modification and differing interpretations. Complying with these evolving and varying standards could require significant expense and effort and may require us to change our business practices or the functionality of our products and services in a manner adverse to our customers and our business. In addition, violations of these laws can result in significant fines, penalties, claims by regulators or other third parties, imposition of limits on the processing of data, and damage to our brand and business.

The Company is subject to, among other data and consumer protection laws, the GDPR, the U.K. General Data Protection Regulation, the California Consumer Privacy Act and the Brazilian General Data Protection Law. Costs to comply with these privacy-related and data protection measures could be significant and could materially affect our business and failure to comply with them could result in material legal exposure and business impact. For example, the GDPR imposes onerous accountability obligations on companies, with penalties for noncompliance of up to the greater of 20 euros or four percent of annual global revenue, and grants corrective powers to supervisory authorities including the ability to impose a limit on processing of personal data. Following the U.K.’s withdrawal from the EU on January 31, 2020, it is likely that the data protection obligations of the GDPR will continue to apply to U.K.-based organizations’ processing of personal data in substantially unvaried form at least in the short term. There are legislative proposals recently adopted or currently pending in the United States, at both the federal and state levels (including by banking agencies), as well as in other jurisdictions, implementing new or additional requirements on data processing that could increase compliance costs, the cost and complexity of delivering our services and significantly affect our business.

Transferring personal information across international borders is complex and subject to legal and regulatory requirements, as well as active litigation and enforcement in a number of jurisdictions around the world, each of which could have an adverse impact on our ability to process and transfer personal data as part of our business operations. The mechanisms that we and many other companies rely upon for European data transfers (e.g., Privacy Shield and Model Clauses) are the subject of recent judicial decisions by the Court of Justice of the European Union resulting in the invalidation of Privacy Shield. The invalidation of Privacy Shield and the open questions related to the validity of Model Clauses have resulted in some changes in the obligations required to provide our services in the European Union and could expose us to potential sanctions and fines for non-compliance. Several other countries, including India, have also established or are considering data localization requirements for cross-border transfers of personal information. These restrictions could have a substantial impact on the cost of our business.

Risks Related to Our Indebtedness.

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

The terms of the credit agreement (the Credit Agreement) governing the Company's revolving credit facility (the Revolving Facility)and term loans and the indentures governing the Company's senior secured and unsecured notes (the Indentures) restrict its current and future operations, particularly its ability to respond to changes or to take certain actions. The Credit Agreement and the Indentures contain a number of restrictive covenants that impose significant operating and financial restrictions on the Company and may limit its ability to engage in acts that may be in its long-term best interest, including restrictions on its ability to:

•incur additional indebtedness and guarantee indebtedness;
•pay dividends or make other distributions or repurchase or redeem capital stock;
•prepay, redeem or repurchase certain debt;
•issue certain preferred stock or similar equity securities;
•make loans and investments;
•sell assets;
•incur liens;
•enter into transactions with affiliates;
•alter the businesses the Company conducts;
•enter into agreements restricting the Company’s subsidiaries’ ability to pay dividends; and
•consolidate, merge or sell all or substantially all of the Company’s assets.

In addition, the restrictive covenants in the Credit Agreement require the Company to maintain specified financial ratios and satisfy other financial conditions. Although the Company entered into an amendment to the Credit Agreement in August 2018 to, among other things, revise certain of its financial covenants, upon the occurrence of certain events, the financial covenants, including the Company’s net leverage ratio, will revert to pre-amendment levels. The Company’s ability to meet the financial ratios and tests can be affected by events beyond its control, and it may be unable to meet them.

A breach of the covenants or restrictions under any of the Indentures or under the Credit Agreement could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the Credit Agreement would permit the lenders under the Revolving Facility to terminate all commitments to extend further credit under that facility. Furthermore, if the Company were unable to repay the amounts due and payable under the Revolving Facility and term loans, those lenders could proceed against the collateral granted them to secure that indebtedness. In the event the Company’s lenders or noteholders accelerate the repayment of its indebtedness, the Company and its subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, the Company may be:

•limited in how it conducts its business;
•unable to raise additional debt or equity financing to operate during general economic or business downturns; and
•unable to compete effectively or to take advantage of new business opportunities.

These restrictions may affect the ability to grow in accordance with its strategy. In addition, the Company’s financial results, its substantial indebtedness and its credit ratings could adversely affect the availability and terms of its financing.

The Company’s failure to meet its debt service obligations could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company’s high level of indebtedness could adversely affect the Company’s operations and liquidity. The Company’s level of indebtedness could, among other things:

•make it more difficult for the Company to pay or refinance its debts as they become due during adverse economic and industry conditions because the Company may not have sufficient cash flows to make its scheduled debt payments;
•cause the Company to use a larger portion of its cash flow to fund interest and principal payments, reducing the availability of cash to fund working capital, capital expenditures, R&D and other business activities;
•limit the Company’s ability to take advantage of significant business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions;
•cause the Company to be more vulnerable to general adverse economic and industry conditions;
•cause the Company’s suppliers to limit trade credit, require pre-payments or other collateral;
•cause the Company to be disadvantaged compared to competitors with less leverage;
•result in a downgrade in the credit rating of the Company or indebtedness of the Company or its subsidiaries, which could increase the cost of borrowings; and
•limit the Company’s ability to borrow additional monies in the future to fund working capital, capital expenditures, R&D and other business activities.

The Company may also incur additional long-term debt and working capital lines of credit to meet future financing needs, which would increase its total indebtedness. Although the Credit Agreement and the Indentures contain restrictions on the Company’s ability to incur additional debt, including secured debt, these restrictions are subject to a number of important exceptions and debt incurred in compliance with these restrictions could be substantial. If the Company and its restricted subsidiaries incur significant additional debt, the related risks that the Company faces could intensify.

The interest rates of certain debt instruments are priced using a spread over the London interbank offered rate (LIBOR) and Euro interbank offered rate (EURIBOR). LIBOR and EURIBOR are the basic rate of interest used in lending between banks on the London interbank market and EURO interbank market, and are widely used as a reference for setting the interest rate on loans globally. LIBOR and EURIBOR are the reference rates used with respect to the term loans and Revolving Facility under the Credit Agreement. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. At this time, it is unclear whether LIBOR will cease to exist or if new standards of calculating LIBOR will be established. The Company has taken steps to reduce its risk of a higher interest rate by effectively replacing LIBOR as the reference rate with respect to its debt, including by entering into interest rate swaps. Additionally, in July 2020, the Company refinanced a portion of its then outstanding indebtedness under the Credit Agreement using the net proceeds of newly issued senior secured notes, which bear interest at a fixed rate. Despite the Company’s mitigation efforts, the discontinuation of LIBOR may increase the Company’s interest expense on loans using LIBOR as a reference rate and adversely impact our ability to manage and hedge exposures to fluctuations in interest rates using derivative instruments.

Workforce Operations Risks.

An inability to attract, retain and motivate key employees could harm current and future operations. In order to be successful, the Company must attract, retain and motivate executives and other key employees, including those in managerial, professional, administrative, technical, sales, marketing and IT support positions. It also must keep employees focused on its strategies and goals. Hiring and retaining qualified executives, engineers and qualified sales representatives are critical to its future, and competition for experienced employees in these areas can be intense. The failure to hire or loss of key employees could have a significant impact on the Company’s operations.

Risks Related to Reliance on Performance of Third Parties.

The Company’s ability to deliver products that satisfy customer requirements is dependent on the performance of its subcontractors and suppliers, as well as on the availability of raw materials and other components. The Company relies on other companies, including subcontractors and suppliers, to provide and produce raw materials, integrated components and sub-assemblies and production commodities included in, or used in the production of, its products. If one or more of the Company's subcontractors or suppliers experiences delivery delays or other performance problems, it may be unable to meet commitments to its customers or incur additional costs. In some instances, the Company depends upon a single source of supply. Any service disruption from one of these suppliers, either due to circumstances beyond the supplier’s control, such as geo-political developments or public health concerns (including viral outbreaks, such as COVID-19), or as a result of performance problems or financial difficulties, could have a material adverse effect on the Company's ability to meet commitments to its customers or increase its operating costs. Since the beginning of 2020, the COVID-19 pandemic has resulted in increased travel restrictions and extended shutdown of certain businesses. At present, the overall impact of the COVID-19 pandemic is difficult to predict, but it may have a material adverse impact on the Company’s overall business, financial condition and results of operations, in particular if COVID-19 infection rates resurge in other countries and regions.

The Company manufactures a substantial amount of its products in Paderborn, Germany, and Manaus, Brazil. In addition, certain of our products are manufactured in China. Any damage suffered by these critical locations and manufacturing plants could negatively impact our business and results of operations. While the Company maintains insurance policies that provide coverage up to certain limits for some of the potential risks and liabilities associated with its business, it does not maintain insurance policies for all risks and liabilities.

The Company relies on third parties to provide security systems and systems integration. Sophisticated hardware and operating system software and applications that the Company procures from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. The costs to eliminate or alleviate security problems, viruses and bugs could be significant, and the efforts to address these problems could result in interruptions, delays or cessation of service that could impede sales, manufacturing, distribution or other critical functions.

Tax Liability Risks.

Additional tax expense or additional tax exposures could affect the Company's future profitability. The Company is subject to income taxes in both the U.S. and various non-U.S. jurisdictions, and its domestic and international tax liabilities are dependent upon the distribution of income among these different jurisdictions. If the Company decides to repatriate cash, cash equivalents and short-term investments residing in international tax jurisdictions, there could be further negative impact on foreign and domestic taxes. The Company's tax expense includes estimates of additional tax that may be incurred for tax exposures and reflects various estimates and assumptions, including assessments of future earnings of the Company that could affect the valuation of its net deferred tax assets. The Company's future results could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in the overall profitability of the Company, changes in the valuation of deferred tax assets and liabilities, the results of audits and examinations of previously filed tax returns continuing assessments of its income tax exposures and changes in tax legislation. For example, President Biden has proposed the reversal or modification of some portions of the Tax Cuts and Jobs Act of 2017, which, if enacted, could result in a higher U.S. corporate income tax rate than is currently in effect.

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

Risks Related to Acquisitions, Divestitures and Alliances.

The Company may not be successful executing potential acquisitions, investments or partnerships, or divesting its non-core and/or non-accretive businesses. As the Company’s financial performance improves it may evaluate and consider acquisitions, investments or partnerships in companies, products, services and technologies which could support the Company’s strategy and growth. Acquisitions, investments and partnerships inherently involve risks, which may include: the risk of integrating business operations, cultures, retaining key personnel and maintaining appropriate systems and controls; the potential for unknown liabilities; the possibility that acquisitions, investments or partnerships may not yield the targeted financial or strategic benefits to the Company. Furthermore, the Company has, from time-to-time, been divesting certain non-core and/or non-accretive businesses to, among other things, simplify its business and reduce its debt. However, there can be no assurance that it will be successful in selling all or further such any assets. It may incur substantial expenses associated with identifying and evaluating potential sales. The process of exploring any sales may be time consuming and disruptive to its business operations, and if it is unable to effectively manage the process, its business, financial condition and results of operations could be adversely affected. It also cannot assure that any potential sale, if consummated, will prove to be beneficial to its shareholders. Any potential sale would be dependent upon a number of factors that may be beyond the Company’s control, including, among other factors, market conditions, industry trends, the interest of third parties in the assets and the availability of financing to potential buyers on reasonable terms.

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

The Company may be unable to successfully and effectively manage acquisitions, divestitures, alliances, and other significant transactions, which could harm its operating results, business and prospects. As the Company improves its financial performance and promotes its business strategy, it will continue to engage in discussions and potentially enter into agreements with third parties regarding possible investments, acquisitions, strategic alliances, joint ventures, partnerships, divestitures and outsourcing arrangements. Such transactions present significant risks and challenges and there can be no assurances that the Company will manage such transactions successfully or that strategic opportunities will be available to the Company on acceptable terms or at all. Acquisitions and partnerships inherently involve risks.

The Company may specifically evaluate and consider investments or partnerships in companies, products, services and technologies. Related risks include the Company failing to achieve strategic objectives, anticipated benefits or timing of a transaction or contractual obligations. Such transactions may require the Company to manage post-closing transitions services or integration issues with business operations, support systems, workplace cultures and the retention of personnel. There is also the potential for unknown liabilities and the possibility that the acquisitions or partnerships may not yield financial strategic benefits to the Company. Risks of these transactions can be more pronounced in larger and more complicated transactions, or if multiple transactions are pursued simultaneously.

Risks Related to Our Pension Plan Obligations.

Low investment performance by the Company's pension plan assets may result in an increase to its net pension liability and expense, which may require it to fund a portion of its pension obligations and divert funds from other potential uses. The Company sponsors several defined benefit pension plans that cover certain eligible employees across the globe. The Company's pension expense and required contributions to its pension plans funded with assets are directly affected by the value of plan assets, the projected rate of return on plan assets, the actual rate of return on plan assets and the actuarial assumptions it uses to measure the defined benefit pension plan obligations.

A significant market downturn could occur in future periods resulting in a decline in the funded status of the Company's pension plans and causing actual asset returns to be below the assumed rate of return used to determine pension expense. If return on plan assets in future periods perform below expectations, future pension expense will increase.

Risks Related to Shareholder Appraisal Proceedings.

The Company is exposed to additional litigation risk and uncertainty with respect to the former minority shareholders of Diebold Nixdorf AG. As a result of the 2016 acquisition of Diebold Nixdorf AG (the Acquisition), the Company continues to be exposed to two separate appraisal proceedings (Spruchverfahren). Both proceedings are pending at the same Chamber for Commercial Matters (Kammer für Handelssachen) at the District Court (Landgericht) of Dortmund (Germany). The first appraisal proceeding relates to the Domination and Profit Loss Transfer Agreement (DPLTA) entered into by Diebold Holding Germany Inc. & Co. KGaA (now doing business as Diebold Nixdorf Holding Germany GmbH), a wholly-owned subsidiary of Diebold Nixdorf, Incorporated, and Diebold Nixdorf AG, which became effective on February 17, 2017. The DPLTA appraisal proceeding was filed by minority shareholders of Diebold Nixdorf AG challenging the adequacy of both the cash exit compensation of €55.02 per Diebold Nixdorf AG share (of which 6.9 million shares were then outstanding) and the annual recurring compensation of €2.82 per Diebold Nixdorf AG share offered in connection with the DPLTA.

The second appraisal proceeding relates to the cash merger squeeze-out of minority shareholders of Diebold Nixdorf AG in 2019. The squeeze-out appraisal proceeding was filed by former minority shareholders of Diebold Nixdorf AG challenging the adequacy of the cash exit compensation of €54.80 per Diebold Nixdorf AG share (of which 1.4 million shares were then outstanding) in connection with the merger squeeze-out.

In both appraisal proceedings, a court ruling would apply to all Diebold Nixdorf AG shares outstanding at the time when the DPLTA or the merger squeeze-out, respectively, became effective. Any cash compensation received by former Diebold Nixdorf AG shareholders in connection with the merger squeeze-out would be netted with any higher cash compensation such shareholder may still claim in connection with the DPLTA appraisal proceeding. While the Company believes that the compensation offered in connection with the DPLTA and the merger squeeze-out was in both cases fair, it notes that German courts often adjudicate increases of the cash compensation to plaintiffs in varying amounts in connection with German appraisal proceedings. Therefore, the Company cannot rule out that the first instance court or an appellate court may increase the cash compensation also in these appraisal proceedings. The Company, however, is convinced that its defense in both appraisal proceedings, which are still at preliminary stages, is supported by strong sets of facts and the Company vigorously defends itself in these matters.

Non-Cash Impairment Loss Risks.

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

As of December 31, 2020, the Company had $800.4 of goodwill. The techniques used in its qualitative and quantitative assessment and goodwill impairment tests incorporate a number of estimates and assumptions that are subject to change. Although the Company believes these estimates and assumptions are reasonable and reflect market conditions forecast at the assessment date, any changes to these assumptions and estimates due to market conditions or otherwise may lead to an outcome where impairment charges would be required in future periods.

Economic Risks and Market Contingencies.

The proliferation of payment options other than cash, including credit cards, debit cards, store-valued cards and mobile payment options could result in a reduced need for cash in the marketplace and a resulting decline in the usage of ATMs. The U.S., Europe and other developed markets have seen a shift in consumer payment trends since the late 1990's, with more customers now opting for electronic forms of payment, such as credit cards and debit cards, for their in-store purchases over traditional paper-based forms of payment, such as cash and checks. The recent COVID-19 pandemic has accelerated consumer transition towards non-cash payment alternatives driving an increase in digital, mobile and contactless payment methods. Additionally, some merchants offer free cash back at the POS for customers that utilize debit cards for their purchases, thus providing an additional incentive for consumers to use these cards. The continued growth in electronic payment methods could result in a reduced need for cash in the marketplace and ultimately, a decline in the usage of ATMs. New payment technology and adoption of mobile payment technology, virtual currencies such as Bitcoin, or other new payment method preferences by consumers could further reduce the general population's need or demand for cash and negatively impact sales of ATMs and selected products, services and software.

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

Increased energy, raw material and labor costs could reduce the Company's operating results. Energy prices, particularly petroleum prices, and raw materials (e.g. steel) are cost drivers for the Company's business. In recent years, the price of petroleum has been highly volatile, particularly due to the unstable political conditions in the Middle East and increasing international demand from emerging markets. During his campaign, President Biden stated his intent to reverse U.S. climate change policy and in one of his first actions after taking office, signed an executive order recommitting the United States to the Paris Agreement. New legislation and regulations designed to implement this shift in U.S. climate change strategy, such as President Biden’s proposed ban of new oil and gas production activities on public lands and properties, could cause fuel and electricity prices to increase. Price increases in fuel and electricity costs, such as those increases that may occur from climate change legislation or other environmental mandates, may continue to increase cost of operations and effect the Company’s ability to operate in specific markets. Any increase in the costs of energy would also increase the Company's transportation costs.

The primary raw materials in the Company's services, software and systems solutions are steel, plastics, and electronic parts and components. The majority of raw materials are purchased from various local, regional and global suppliers pursuant to supply contracts. However, the price of these materials can fluctuate under these contracts in tandem with the pricing of raw materials. Current price increases in steel and resin are being mitigated by long term contracts and joint work with suppliers on general productivity improvement and supply chain optimization. Most supplier agreements include long term productivity improvements that serve as the basis for absorbing the potential raw materials increases.

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

Risks Related to Competition.

The Company faces competition in global markets that could adversely affect its sales and financial condition. All phases of the Company's business are highly competitive. Some of its services and products are in direct competition with similar or alternative services or products provided by its competitors. The Company encounters competition in price, delivery, service, performance, product innovation, product recognition and quality. In a number of international markets in each region where the Company operates, it faces substantial competition from local service providers that offer competing services and products.

Local providers of competing services and products may also have a substantial advantage in attracting customers in their countries due to more established branding in that country, greater knowledge with respect to the tastes and preferences of customers residing in that country and/or their focus on a single market. In addition, some of these companies may have a dominant market share in their territories and may be owned by local stakeholders. Because of the potential for consolidation in any market, the Company's competitors may become larger, which could make them more efficient and permit them to be more price-competitive. Increased size could also permit them to operate in wider geographic areas and enhance their abilities in other areas such as R&D and customer service.

The Company expects that its competitors will continue to develop and introduce new and enhanced services and products. This could cause a decline in market acceptance of the Company's services and products or result in the loss of major customers. In addition, the Company's competitors could cause a reduction in the prices for some of its services and products as a result of intensified price competition. Also, the Company may be unable to effectively anticipate and react to new entrants in the marketplace competing with its services and products.

As a U.S.-based multi-national corporation, the Company must ensure its compliance with both U.S. and foreign regulatory requirements, while local competitors only need to observe applicable regional, national or local laws that may be less onerous. An inability to compete successfully could have an adverse effect on the Company's operating results, financial condition and cash flows in any given period.

Risks Related to Our Multi-National Business Operations.

Because the Company's operations are conducted worldwide, they are affected by risks of doing business abroad. The Company generates a significant percentage of revenue from operations conducted outside the U.S. Revenue from international operations amounted to approximately 75.0 percent in 2020, 76.8 percent in 2019, and 77.1 percent in 2018 of total revenue during these respective years.

Accordingly, international operations are subject to the risks of doing business abroad, including, among other things, the following:

•fluctuations in currency exchange rates, particularly in EMEA (primarily the euro), Great Britain (pound sterling), Mexico (peso), Thailand (baht) and Brazil (real);
•transportation and supply chain delays and interruptions;
•political and economic instability and disruptions, including the impact of trade agreements;
•the failure of foreign governments to abide by international agreements and treaties;
•restrictions on the transfer of funds and capital controls;
•the imposition of duties, tariffs and other taxes;
•import and export controls;
•changes in governmental policies and regulatory environments;
•ensuring the Company's compliance with U.S. laws and regulations and applicable laws and regulations in other jurisdictions, including the Foreign Corrupt Practices Act (FCPA), the U.K. Bribery Act, and applicable laws and regulations in other jurisdictions;
•increasingly complex laws and regulations concerning privacy and data security, including the GDPR;
•labor unrest and current and changing regulatory environments;
•the uncertainty of product acceptance by different cultures;
•the risks of divergent business expectations or cultural incompatibility inherent in establishing strategic alliances with foreign partners;
•difficulties in staffing and managing multi-national operations;
•limitations on the ability to enforce legal rights and remedies;
•reduced protection for intellectual property rights in some countries;
•potentially adverse tax consequences, including repatriation of profits; and

•disruptions in our business, or the businesses of our suppliers or customers, due to cybersecurity incidents, terrorist activity, armed conflict, war, public health concerns (including viral outbreaks, such as COVID-19), fires or other natural disasters.

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

Significant developments from recent and potential changes in U.S. trade policies, trade policies of other countries, or the issuance of sanctions forbidding or restricting trade where the Company has operations could have a material adverse effect on the Company and its financial condition and results of operations. Tariffs, and other governmental action relating to international trade agreements or policies, the adoption and expansion of trade restrictions, the requirement for licenses or the occurrence of a trade war, may adversely impact demand for the Company’s products, costs, customers, suppliers and/or the U.S. economy or certain sectors thereof or may adversely impact the Company’s ability to select a preferred supplier and, as a result, adversely impact its business.

The U.S. government may renegotiate, or potentially terminate, existing bilateral or multi-lateral trade agreements and treaties with foreign countries, including countries such as China. The Company manufactures a substantial amount of its products in China. Additional tariffs may cause the Company to increase prices to its customers, which may reduce demand, or, if it is unable to increase prices, result in lowering its margin on products sold. Furthermore, the Company’s global operations, including in China and Russia, subject it to sanctions laws in the countries where it trades and to U.S. sanctions. If additional sanctions are imposed this may require the Company to reduce or exit its business in a country.

It remains unclear what the U.S. or foreign governments will or will not do with respect to sanctions, tariffs, international trade agreements and policies on a short-term or long-term basis. The Company cannot predict future trade policy or the terms of any renegotiated trade agreements and their impacts on its business.

Risks Related to Our Common Shares.

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

The declaration, payment and amount of dividends is at the discretion of the Company’s board of directors. Although the Company has paid dividends on its common shares in the past, the declaration and payment of future dividends, as well as the amount thereof, are subject to declaration by the Company’s board of directors. The amount and size of any future dividends will depend on the Company’s results of operations, financial condition, capital levels, cash requirements, future prospects and other factors.

General Risks.

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

If the Company is not able to maintain the adequacy of its internal control over financial reporting, including any failure to implement required new or improved controls, its business, financial condition and operating results could be harmed. Any material weakness could affect investor confidence in the accuracy and completeness of its financial statements. As a result, the Company's ability to obtain any additional financing, or additional financing on favorable terms, could be materially and adversely affected. This, in turn, could materially and adversely affect its business, financial condition and the market value of its securities and require it to incur additional costs to improve its internal control systems and procedures. In addition, perceptions of the Company among customers, lenders, investors, securities analysts and others could also be adversely affected.

An adverse determination that the Company's services, products or manufacturing processes infringe the intellectual property rights of others, or its failure to enforce its intellectual property rights could have a materially adverse effect on its business, operating results or financial condition. As is common in any high technology industry, others have asserted from time to time, and may assert in the future, that the Company's services, products or manufacturing processes infringe their intellectual property rights. A court determination that its services, products or manufacturing processes infringe the intellectual property rights of others could result in significant liability and/or require it to make material changes to its services, products and/or manufacturing processes.

The Company also seeks to enforce its intellectual property rights against infringement. The Company cannot predict the outcome of actions to enforce its intellectual property rights, and, although it seeks to enforce its intellectual property rights, it cannot guarantee that it will be successful in doing so. Any of the foregoing could have a materially adverse effect on the Company's business, operating results or financial condition.

The Company may be exposed to liabilities under the FCPA or other worldwide anti-bribery laws, which could harm its reputation and have a material adverse effect on its business. The Company is subject to compliance with various laws and regulations, including worldwide anti-bribery laws. Anti-bribery laws generally prohibit companies, and third parties acting on their behalf, from engaging in bribery or making or receiving other improper payments to another person or entity, including government officials for the purpose of obtaining or retaining business or gaining an unfair business advantage or inducing a person to act improperly or rewarding them for doing so. The FCPA also requires proper record keeping and characterization of such payments in the Company's reports filed with the SEC.

The Company's employees and agents are required to comply with these laws. The Company operates in many parts of the world that have experienced governmental and commercial corruption to some degree, and strict compliance with anti-bribery laws may conflict with local customs and practices. Non-US companies, including some that may compete with the Company, may not be subject to the FCPA or other anti-bribery laws and may follow local customs and practices. Accordingly, such companies may be more likely to engage in activities prohibited by the anti-bribery laws which apply to the Company, which could have a significant adverse impact on the Company's ability to compete for business in such countries.

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

Economic conditions and regulatory changes leading up to and following the United Kingdom's (U.K.) exit from the EU could have a material adverse effect on the Company's business and results of operations. The U.K.’s exit from the EU (Brexit) and the resulting significant change to the U.K.’s relationship with the EU and with countries outside the EU (and the laws, regulations and trade deals impacting business conducted between them) could disrupt the overall economic growth or stability of the U.K. and the EU and negatively impact the Company’s European operations. The U.K. and the EU entered into a withdrawal agreement that set out the terms governing the U.K.’s departure, including, among other things, a transition period that ended on December 31, 2020, to allow for a future trade deal to be agreed upon. Although it is unknown what the terms of the U.K.’s relationship with the EU will be, it is possible that Brexit will result in the Company’s EU operations becoming subject to materially different, and potentially conflicting, laws, regulations or tariffs, which could require costly new compliance initiatives or changes to legal entity structures or operating practices, which could have a material adverse effect on the Company’s business and results of operations.

Changes in laws or regulations or the manner of their interpretation or enforcement could adversely impact the Company's financial performance and restrict its ability to operate its business or execute its strategies. New laws or regulations, or changes in existing laws or regulations or the manner of their interpretation or enforcement, could increase the Company's cost of doing business and restrict its ability to operate its business or execute its strategies. This includes, among other things, the possible increase in U.S. corporate income tax rates, legislation and regulatory initiatives relating to climate change and environmental policy and other changes relating to the Biden Administration transition, compliance costs and enforcement under applicable securities laws, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), the German Securities Trading Act (Wertpapierhandelsgesetz) and Regulation (EU) No. 596/2014 of the European Parliament and of the Council of April 16, 2014, as well as costs associated with complying with the Patient Protection and Affordable Care Act of 2010 and the regulations promulgated thereunder.

The Company’s actual operating results may differ significantly from its guidance. From time to time, the Company releases guidance, including any guidance that it may include in the reports that it files with the SEC regarding its future performance. This guidance, which consists of forward-looking statements, is prepared by its management and is qualified by, and subject to, the assumptions and the other information included in this annual report on Form 10-K, as well as the factors described under “Management's Discussion and Analysis of Financial Condition and Results of Operation—Forward-Looking Statement Disclosure.” The Company’s guidance is not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither its independent registered public accounting firm nor any other independent or outside party compiles or examines the guidance and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.

Guidance is based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control and are based upon specific assumptions with respect to future business decisions, some of which will change. The principal reason that the Company releases such data is to provide a basis for its management to discuss its business outlook with analysts and investors. The Company does not accept any responsibility for any projections or reports published by any such persons.

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by the Company will not materialize or will vary significantly from actual results. Accordingly, the Company’s guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from the guidance. Investors should also recognize that the reliability of any forecasted financial data diminishes the farther in the future that the data are forecast. In light of the foregoing, investors are urged to put the guidance in context and not to place undue reliance on it.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

As of December 31, 2020, the Company is operating a real estate footprint of approximately 2,100,000 square feet, realizing a sustainable and significant reduction from approximately 3,200,000 square feet in 2018. reducing its operating real estate footprint nearly 40 percent since 2018. The Company lease's its corporate office is located in North Canton, Ohio. The Company owns or leases and operates selling, service and administrative properties across the Americas, EMEA and AP generally used by its three segments, Eurasia Banking, Americas Banking and Retail. The Company also owns or leases and operates manufacturing facilities in North Canton, Ohio, Manaus, Brazil and Paderborn, Germany that are also utilized by its three segments. The Company continues to develop key software delivery hubs in Atlanta, Georgia, Katowice, Poland, and Mumbai, India.

The Company considers that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Company's business.

ITEM 3: LEGAL PROCEEDINGS

The information required for this Item is incorporated herein by reference to Note 19: Commitments and Contingencies—Indirect Tax Contingencies and Note 19: Commitments and Contingencies—Legal Contingencies.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common shares of the Company are listed on the New York Stock Exchange with a symbol of “DBD.”

There were 33,062 shareholders of the Company at December 31, 2020, which includes an estimated number of shareholders who had shares held in their accounts by banks, brokers, and trustees for benefit plans and the agent for the dividend reinvestment plan.

Information concerning the Company’s share repurchases made during the fourth quarter of 2020 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
October	411	$7.94	—	2,426,177
November	648	$12.08	—	2,426,177
December	2,587	$11.16	—	2,426,177
Total	3,646	$10.96	—

(1)All shares were surrendered or deemed surrendered to the Company in connection with the Company’s stock-based compensation plans.

(2)The total number of shares repurchased as part of the publicly announced share repurchase plan was 13,450,722 as of December 31, 2020. The plan was approved by the Board of Directors in April 1997. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. The plan has no expiration date. The following table provides a summary of Board of Director approvals to repurchase the Company's outstanding common shares:

Total Number of Shares Approved for Repurchase
1997	2,000,000
2004	2,000,000
2005	6,000,000
2007	2,000,000
2011	1,876,949
2012	2,000,000
15,876,949

PERFORMANCE GRAPH

The graph below compares the cumulative five-year total return provided to shareholders on Diebold Nixdorf, Inc.'s common shares relative to the cumulative total returns of the S&P 500 index, the S&P Midcap 400 index and two customized peer groups, whose individual companies are listed in footnotes 1 and 2 below. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in the Company's common shares, in each index and in each of the peer groups on December 31, 2015 and its relative performance is tracked through December 31, 2020.

The Compensation Committee of the Company's Board of Directors annually reviews and approves the selection of peer group companies, adjusting the group from time to time based on changes in the Company's industry and the Company’s operations, the current peer group and the comparability of our peer group companies.
1.There are thirteen companies included in the Company's 2020 peer group, which are: Alliance Data Systems Corp., Benchmark Electronics Inc., Broadridge Financial Solutions Inc., Ciena Corporation, Euronet Worldwide Inc., Juniper Networks Inc., Logitech International SA, NCR Corp., Netapp Inc., Pitney Bowes Inc., Sabre Corp., Sanmina Corp., Unisys Corp., Western Union Co. and Zebra Technologies Corp.

2.The fourteen companies included in the Company's 2019 peer group are: Alliance Data Systems Corp., Benchmark Electronics Inc., Global Payments Inc., Juniper Networks Inc., Logitech International SA, Motorola Solutions Inc., NCR Corp., Netapp Inc., Pitney Bowes Inc., Sabre Corp., Total Systems Services, Unisys Corp., Western Union Co. and Zebra Technologies Corp.

ITEM 6: SELECTED FINANCIAL DATA

Reserved.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2020
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Significant Highlights

During 2020, Diebold Nixdorf:

•Successfully completed capital markets transactions that significantly extend debt maturities and provide sufficient liquidity as the Company enters the latter stages of its DN Now transformation
•Proactively managed a number of risks and impacts from the global COVID-19 pandemic, including:
◦Delivering outstanding service to customers, even in hard-hit areas around the world, and received positive feedback from clients, including critical infrastructure providers such as supermarkets and financial institutions, in how effectively it has responded to the pandemic
◦Prioritized the health and safety of its employees by equipping service technicians with appropriate protective gear, training employees on appropriate hygiene practices and social distancing guidelines
◦Was designated as providing “critical infrastructure” services by the majority of U.S. government entities including the United States Department of Homeland Security, in order to promote public health and safety, as well as economic
◦Actively managed its pandemic crisis management plan, with its team of service engineers adhering to strict hygiene protocols, using gloves and masks when and where appropriate and sanitizing equipment during servicing
◦Took steps to ensure that the Company’s global manufacturing and production facilities remained operational and continued to ship products in a timely manner
•Maintained the execution pace of the DN Now transformation program and leveraged its operational rigor to further reduce costs while delivering for customers
•Extended a strategic relationship with Accenture to accelerate the Company’s digital transformation and cloud migration activities
•Increased net promoter scores from Banking customers for the third consecutive year
•Made significant progress with certifications and new orders for next-generation DN Series™ ATMs including 4 of the top 10 banks in the United States
◦Expanded its existing partnership with Citibank for additional DN Series ATMs, a full Vynamic™ software suite and maintenance services across 15 countries, which will help standardize the customer experience while reducing complexity, cost and security risk
◦Signed contracts to deliver 1,800 DN Series ATMs to one of the largest banks in Saudi Arabia, and 500 ATMs to a new, growth-oriented customer in Egypt. Both financial institutions also purchased Vynamic security, monitoring and marketing software.
◦Secured two new DN Series contracts in the Netherlands valued at approximately $11
•Won new orders with several major financial institutions around the world for ATMs with advanced capabilities such as cash recycling, automated deposits and cardless transactions
◦Continued to lead the Americas region in deposit automation technology with a $13 contract for cash recycling ATMs and related services at one of the largest financial institutions in Latin America
◦Won a new contract to install 1,000 cash recycling modules equipped with the AllConnect Data Engine with the largest private bank in Brazil
◦Procured a new contract for more than 500 cash recyclers, monitoring software and a three-year maintenance services for three years with one of the largest banks in South Africa
•Growing faster than the retail SCO industry as shipments increased by approximately 90% in 2020. New orders included
◦A milestone, new SCO deal in the fourth quarter with the owner of the world's second-largest SCO fleet as the exclusive supplier of SCO solutions across approximately 6,800 European grocery stores, extending the Company's prior relationship in POS solutions
◦A three-year contract with A.S. Watson, the world’s largest international health and beauty retailer with over 15,700 stores across 25 markets, to support its digital transformation strategy with POS and SCO systems – including managed services
◦A series of contracts totaling $19 with one of the largest supermarkets in Germany and a new $7 contract with a U.S.-based discount chain for SCO and cash management solutions
◦A new $7 contract with a large grocery store to deploy SCO solutions in Poland
•Secured a number of Services contracts, which generate recurring revenue
◦A new, five-year Managed Services contract with Delhaize, the second largest food retailer in Belgium, for monitoring, help-desk and incident follow-up
◦A comprehensive product, Vynamic software and multi-year AllConnect Services contract with Italian retailer Iper Montebello, part of Finiper Group, to enhance the checkout experience at more than 200 supermarkets in Italy
◦A new multi-vendor maintenance contract for approximately 8,000 ATMs in Italy

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2020
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
◦A new service contract for 4,000 units with a complete product and software refresh in Thailand
◦A new, four-year services contract for ATM monitoring and support desk services covering approximately 2,400 ATMs in North America
◦New, multi-year contracts with BP to extend the Company's managed service agreement for fuel and convenience stores in the United States, nine European nations, Australia and South Africa
•Secured a new customer with a large French fashion company to modernize its POS experience with all-in-one Beetle POS devices and maintenance services at more than 500 stores in France and the Benelux countries

OVERVIEW

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
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2020
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

RESULTS OF OPERATIONS

2020 comparison with 2019

Net Sales

The following table represents information regarding our net sales for the years ended December 31:

				% Change in CC (1)	% of Total Net Sales for the Year Ended
	2020	2019	% Change		2020	2019
Segments
Eurasia Banking
Services	$819.0	$993.6	(17.6)	(17.9)	21.0	22.5
Products	612.1	656.2	(6.7)	(7.6)	15.6	14.9
Total Eurasia Banking	$1,431.1	$1,649.8	(13.3)	(13.8)	36.6	37.4

Americas Banking
Services	$962.9	$1,002.5	(4.0)	(1.8)	24.7	22.7
Products	456.5	601.6	(24.1)	(19.7)	11.7	13.7
Total Americas Banking	$1,419.4	$1,604.1	(11.5)	(8.4)	36.4	36.4

Retail
Services	$582.6	$612.0	(4.8)	(5.5)	14.9	13.9
Products	469.2	542.8	(13.6)	(13.8)	12.1	12.3
Total Retail	$1,051.8	$1,154.8	(8.9)	(9.4)	27.0	26.2

Total net sales	$3,902.3	$4,408.7	(11.5)	(10.7)	100.0	100.0
(1) The Company calculates constant currency (CC) by translating the prior-year period results at the current year exchange rate.

Net sales decreased $506.4 or 11.5 percent, including a net unfavorable currency impact of $38.8 primarily related to the euro and Brazil real, resulting in a constant currency decrease of $467.6.

Segments

•Eurasia Banking net sales decreased $218.7, including a net favorable currency impact of $9.8 related primarily to the euro and divestitures of $109.0. Excluding the impact of currency and the impact of divestitures, net sales decreased $119.5 driven by unplanned reductions in installation activity, including delays resulting from the COVID-19 pandemic, non-recurring prior-year refresh projects as well as the Company's initiative to reduce lower margin services business.

•Americas Banking net sales decreased $184.7, including a net unfavorable currency impact of $54.5 primarily related to the Brazilian real. Excluding currency, net sales decreased $130.2 mostly from large non-recurring product refresh projects in Canada, Mexico and U.S. national accounts as well as the Company's initiative to reduce lower margin services business. This decrease was partially offset by increased activity in U.S. regional banks and software growth.

•Retail net sales decreased $103.0, including a net favorable currency impact of $5.9 mostly related to the euro. Excluding currency, net sales decreased $109.0 primarily from prior-year non-recurring POS roll-outs, unfavorable revenue impacts due to unplanned reductions in installation activity and delays resulting from the COVID-19 pandemic.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2020
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
Gross Profit

The following table represents information regarding our gross profit for the years ended December 31:

	2020	2019	$ Change	% Change
Gross profit - services	$698.2	$686.9	$11.3	1.6
Gross profit - products	336.8	380.2	(43.4)	(11.4)
Total gross profit	$1,035.0	$1,067.1	$(32.1)	(3.0)

Gross margin - services	29.5%	26.3%
Gross margin - products	21.9%	21.1%
Total gross margin	26.5%	24.2%

Services gross margin increased 3.2 percent, including higher non-routine charges of $8.7 consisting primarily of charges related to a loss-making contract related to a discontinued offering, spare parts inventory provision, and incremental payments to essential service technicians for their contributions during the COVID-19 pandemic, partially offset by subsidies received for certain wages related to the COVID-19 pandemic and a 2019 non-recurring inventory valuation charge. Restructuring charges increased $6.1. Excluding the impact of non-routine and restructuring expense, services gross margin increased 3.9 percent due in part to sustainable savings brought about by the Company’s service modernization plan as well as exiting low margin maintenance contracts, and efficiency improvements from Software Excellence initiatives across all three segments. Interim cost measures taken to mitigate impacts of revenue delays due to the COVID-19 pandemic also contributed to the increased service gross margin.

Product gross margin increased 0.8 percent, including higher non-routine charges of $0.9, which primarily consisted of a $4.6 charge for certain benefits related to a previously divested business and $4.3 charge for a contract provision. Restructuring charges increased $6.5. Excluding the impact of non-routine and restructuring expense, product gross margin increased 1.4 percent due primarily to a favorable solution and geography mix in the Americas and Eurasia Banking segments, interim cost measures, as well as lower Americas Banking and Retail amortization of certain capitalized software that was impaired in December 2019.

Operating Expenses

The following table represents information regarding our operating expenses for the years ended December 31:

	2020	2019	$ Change	% Change
Selling and administrative expense	$858.6	$908.8	$(50.2)	(5.5)
Research, development and engineering expense	133.4	147.1	(13.7)	(9.3)
Impairment of assets	7.5	30.2	(22.7)	(75.2)
Loss (gain) on sale of assets, net	11.5	7.6	3.9	51.3
Total operating expenses	$1,011.0	$1,093.7	$(82.7)	(7.6)

Selling and administrative expense decreased $50.2, or $79.0 excluding a $1.2 favorable currency impact, $14.4 of incremental non-routine expense, and $15.5 of incremental restructuring expense. Excluding currency and the impact of non-routine and restructuring expense, lower selling and administrative expense was due primarily to the Company's planned DN Now actions, including lower costs resulting from finance transformation.

Non-routine expense in selling and administrative expenses were $188.4 and $174.0 in 2020 and 2019, respectively. The higher non-routine expense is related to increased DN Now transformation expense, partially offset by lower legal and deal expenses and lower amortization of purchase accounting adjustments. Restructuring expense related to the Company's DN Now actions in selling and administrative expenses were $52.9 and $37.4 in 2020 and 2019, respectively.

Research, development and engineering expense decreased $13.7. Excluding higher restructuring expense of $3.4, research, development and engineering expense decreased primarily from interim cost measures, lower product development cost and software cost management actions.

The Company recorded impairment charges of $7.5 in 2020 primarily related to assets from non-core businesses transferred to assets held for sale and certain assets from the Company's headquarters which will not be transferred to the new facility. In

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2020
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
2019, the Company recorded $30.2 of impairment charges primarily related to capitalized software development and assets from a non-core business transferred to assets held for sale.

In 2020, the Company recorded a net loss on sale of assets of $11.5, primarily related to the divestitures of certain of the Company's operations in China, Brazil and Denmark, partially offset by a gain on sale of assets related primarily to the sale of Portavis GmbH, a retail business in Italy, and the Company's headquarters building. The net loss on sales of assets in 2019 included the divestiture of the Venezuela business and losses from the divestitures and liquidation of non-core businesses in Eurasia, which were partially offset by the gain from the Kony transaction.

Operating Profit (Loss)

The following table represents information regarding our operating profit (loss) for the years ended December 31:

	2020	2019	$ Change	% Change
Operating profit (loss)	$24.0	$(26.6)	$50.6	190.2
Operating margin	0.6%	(0.6)%

Operating profit increased compared to the prior year primarily due to savings from DN Now initiatives, which improved gross margin and lowered selling and administrative expense despite lower revenues. Also contributing to the improvement in operating profit were decreased research, development and engineering expenses.

Other Income (Expense)

The following table represents information regarding our other income (expense) for the years ended December 31:

	2020	2019	$ Change	% Change
Interest income	$6.8	$9.3	$(2.5)	(26.9)
Interest expense	(292.7)	(202.9)	(89.8)	(44.3)
Foreign exchange loss, net	(14.4)	(5.1)	(9.3)	(182.4)
Miscellaneous, net	6.8	(3.6)	10.4	288.9
Other income (expense)	$(293.5)	$(202.3)	$(91.2)	(45.1)

Interest income decreased $2.5 mostly from lower interest rates and market returns. Interest expense increased $89.8 primarily due to the payment of a make-whole premium and write-off of deferred debt issuance costs as a result of the repayment of a portion of the amounts outstanding under the Credit Agreement, partially offset by the pay down of debt and reduced interest rates. Foreign exchange loss, net, increased $9.3 and was unfavorably impacted by transactions related to international operations. Miscellaneous, net includes a gain of $7.2 from the close and surrender of company-owned life insurance (COLI) plans.

Net Loss

The following table represents information regarding our income (loss), net of tax, for the years ended December 31:

	2020	2019	$ Change	% Change
Net loss	$(267.8)	$(344.6)	$76.8	22.3
Percent of net sales	(6.9)%	(7.8)%
Effective tax rate (benefit)	0.4%	(51.0)%

Net loss decreased primarily due to the reasons described above and by the reduction in income tax expense.

The effective tax rate for 2020 was 0.4 percent. Tax expense items contributing to the difference from the U.S. federal income tax rate included U.S. tax on foreign income, valuation allowances related to certain foreign and U.S. tax attributes for which realization does not meet the more likely than not criteria, non-deductible expenses and the tax effects of terminating certain company-owned life insurance policies. These items were partially offset by tax credits, benefits related to settling certain open tax years in Germany and the U.S., changes to uncertain tax position accruals and benefit related to regulations issued in 2020 related to US tax reform.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2020
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
The US Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act reduced the U.S. federal corporate income tax rate from 35 percent to 21%, required companies to pay a one-time transition tax on earnings for certain foreign subsidiaries and created new taxes on certain foreign sourced earnings. The Company accounted for the estimated impacts of the Tax Act in the year of enactment and finalized its accounting, as required under SAB 118, during 2018. During 2020, further regulation was issued in connection with certain provisions of the Tax Act related to taxes on foreign sourced earnings, with retroactive effect to 2018 and 2019. The Company calculated and recorded a benefit related to these regulatory changes of $9.1 and will amend its 2018 and 2019 returns accordingly.

The effective tax rate on the loss for 2019 was (51.0) percent and was primarily due to the U.S. taxed foreign income, including global intangible low-taxed income (GILTI), valuation allowances recorded on certain foreign and state jurisdictions, U.S. foreign tax credits that management concluded do not meet the more likely than not criteria for realization and the tax effects related to the Barbados structure collapse. The Company’s collapse of its Barbados structure to meet the covenant requirements under the Credit Agreement resulted in a net tax expense of $46.3 inclusive of the offsetting valuation allowance release relating to the Company’s nondeductible interest expense that was carried forward from December 31, 2018.

Segment Operating Profit Summary

The following tables represent information regarding the Company's operating profit by reporting segment:

Eurasia Banking:	2020	2019	$ Change	% Change
Net sales	$1,431.1	$1,649.8	$(218.7)	(13.3)
Segment operating profit	$177.8	$169.3	$8.5	5.0
Segment operating profit margin	12.4%	10.3%

Segment operating profit increased $8.5 compared to the prior year, due primarily to lower operating expense resulting from the execution of DN Now initiatives.

Segment operating profit margin increased 2.1 percent mostly from lower operating expense as noted above.

Americas Banking:	2020	2019	$ Change	% Change
Net sales	$1,419.4	$1,604.1	$(184.7)	(11.5)
Segment operating profit	$191.0	$119.7	$71.3	59.6
Segment operating profit margin	13.5%	7.5%

Segment operating profit increased $71.3 due primarily to the Company's DN Now initiatives, which include Services Modernization and Software Excellence, as well as a favorable product mix in the U.S.

Segment operating profit margin increased 6.0 percent primarily as a result of higher products and services gross margin, in addition to lower costs resulting from the execution of DN Now initiatives and lower bonus expense.

Retail:	2020	2019	$ Change	% Change
Net sales	$1,051.8	$1,154.8	$(103.0)	(8.9)
Segment operating profit	$77.6	$58.3	$19.3	33.1
Segment operating profit margin	7.4%	5.0%

Segment operating profit increased $19.3 due primarily to higher gross margin mostly from the Company's DN Now initiatives which include Software Excellence and Services Modernization, as well as a favorable services solution and country mix in EMEA, and lower bonus and software cost.

Segment operating profit margin increased 2.4 percent primarily from higher gross margin on favorable mix as well as lower operating expenses resulting from the Company's DN Now initiatives.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2020
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
2019 comparison with 2018

Net Sales

The following table represents information regarding our net sales for the years ended December 31:

				% Change in CC (1)	% of Total Net Sales for the Year Ended
	2019	2018	% Change		2019	2018
Segments
Eurasia Banking
Services	$993.6	$1,111.8	(10.6)	(5.1)	22.5	24.3
Products	656.2	688.4	(4.7)	0.5	14.9	15.0
Total Eurasia Banking	$1,649.8	$1,800.2	(8.4)	(4.1)	37.4	39.3

Americas Banking
Services	$1,002.5	$1,025.8	(2.3)	(1.9)	22.7	22.4
Products	601.6	489.9	22.8	23.1	13.7	10.7
Total Americas Banking	$1,604.1	$1,515.7	5.8	6.7	36.4	33.1

Retail
Services	$612.0	$651.9	(6.1)	(2.1)	13.9	14.2
Products	542.8	610.8	(11.1)	(6.5)	12.3	13.4
Total Retail	$1,154.8	$1,262.7	(8.5)	(4.0)	26.2	27.6

Total net sales	$4,408.7	$4,578.6	(3.7)	(0.4)	100.0	100.0
(1) The Company calculates constant currency by translating the prior-year period results at the current year exchange rate.

Net sales decreased $169.9 or 3.7 percent, including a net unfavorable currency impact of $151.0 primarily related to the euro and Brazil real.

The following results include the impact of foreign currency and purchase accounting adjustments:

Segments

•Eurasia Banking net sales decreased $150.4, including a net unfavorable currency impact of $79.3 related primarily to the euro and divestitures of $30.4. Excluding currency and the impact of divestitures, net sales decreased $40.7 primarily due to declining low-margin services solutions, including a low margin maintenance contract roll-off in India, combined with the fewer product roll outs in various countries and under-performance of a non-core business, partially offset by higher product volume in Germany, the Middle East and South Africa related to unit replacements from Windows 10 upgrades.

•Americas Banking net sales increased $88.4, including a net unfavorable currency impact of $12.3 primarily related to the Brazil real. Excluding currency and a small divestiture, net sales increased $105.6 driven primarily by product and installation sales in Canada, Brazil, Mexico and the U.S. regional customers related to unit replacements from Windows 10 upgrades, in addition to increased software license volume in the U.S. Partially offsetting these increases, services revenue declined from lower maintenance contract volume and billed work activity in the U.S.

•Retail net sales decreased $107.9, including a net unfavorable currency impact of $59.4 mostly related to the euro and divestitures of $18.5. Excluding currency and the impact of divestitures, net sales decreased $30.0 primarily from lower POS installations and reduced low-margin non-core business, partially offset by incremental SCO volume and new service contracts in the U.K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2020
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

Operating Expenses

The following table represents information regarding our operating expenses for the years ended December 31:

	2019	2018	$ Change	% Change
Selling and administrative expense	$908.8	$893.5	$15.3	1.7
Research, development and engineering expense	147.1	157.4	(10.3)	(6.5)
Impairment of assets	30.2	180.2	(150.0)	(83.2)
(Gain) loss on sale of assets, net	7.6	(6.7)	14.3	N/M
Total operating expenses	$1,093.7	$1,224.4	$(130.7)	(10.7)
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
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2020
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

Operating Loss

The following table represents information regarding our operating profit (loss) for the years ended December 31:

	2019	2018	$ Change	% Change
Operating profit (loss)	$(26.6)	$(325.6)	$299.0	(91.8)
Operating margin	(0.6)%	(7.1)%
N/M = Not Meaningful

The operating loss decreased compared to the prior year primarily due to product and services gross margin improvements as well as higher impairment charges in 2018, partially offset by higher selling and administrative costs and loss on sale of assets.

Other Income (Expense)

The following table represents information regarding our other income (expense) for the years ended December 31:

	2019	2018	$ Change	% Change
Interest income	$9.3	$8.7	$0.6	6.9
Interest expense	(202.9)	(154.9)	(48.0)	31.0
Foreign exchange loss, net	(5.1)	(2.5)	(2.6)	N/M
Miscellaneous, net	(3.6)	(4.0)	0.4	(10.0)
Other income (expense)	$(202.3)	$(152.7)	$(49.6)	32.5
N/M = Not Meaningful

Interest expense increased $48.0 due to an additional $650.0 Term Loan A-1 Facility debt with higher incremental interest rates and related fee amortization. Foreign exchange loss, net, increased $2.6 and was unfavorably impacted by transactions related to Eurasia in addition to incremental loss associated with the collapse of the Barbados financing structure related to the Acquisition.

Net Loss

The following table represents information regarding our income (loss), net of tax, for the years ended December 31:

	2019	2018	$ Change	% Change
Net loss	$(344.6)	$(528.7)	$184.1	(34.8)
Percent of net sales	(7.8)%	(11.5)%
Effective tax rate (benefit)	(51.0)%	(7.8)%
N/M = Not Meaningful

The loss before taxes and net loss increased primarily due to the reasons described above. Net loss was also impacted by the change in the income tax expense.

The effective tax rate for 2019 was (51.0) percent and was primarily due to the U.S. taxed foreign income, including global intangible low-taxed income (GILTI), valuation allowances recorded on certain foreign and state jurisdictions, U.S. foreign tax credits that management concluded do not meet the more likely than not criteria for realization and the tax effects related to the Barbados structure collapse. The Company’s collapse of its Barbados structure to meet the covenant requirements under its credit agreement resulted in a net tax expense of $46.3 inclusive of the offsetting valuation allowance release relating to the Company’s nondeductible interest expense that was carried forward from December 31, 2018.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2020
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
The effective tax rate on the loss for 2018 was (7.8) percent on the overall loss from operations and was primarily due to a goodwill impairment charge, the impact of the Tax Act, valuation allowances on interest expense carryforward attributes and certain foreign and state credits. 2018 tax expense reflects the reduction of the U.S. federal corporate income tax rate from 35 to 21 percent, refinement of the impacts of the TCJA estimated under SAB 118, goodwill impairment charge, which for tax purposes is primarily nondeductible and the business interest deduction limitation. In addition, the overall effective tax rate is impacted by the jurisdictional income (loss) and varying respective statutory rates which is reflected in the foreign tax rate differential caption of the rate reconciliation.

Segment Operating Profit Summary

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

Americas Banking:	2019	2018	$ Change	% Change
Net sales	$1,604.1	$1,515.7	$88.4	5.8
Segment operating profit	$119.7	$17.2	$102.5	595.9
Segment operating profit margin	7.5%	1.1%

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

Refer to Note 20: Segment and Net Sales Information for further details of segment revenue and operating profit.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2020
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
LIQUIDITY AND CAPITAL RESOURCES

Capital resources are obtained from income retained in the business, borrowings under the Company’s senior notes, committed and uncommitted credit facilities and operating and capital leasing arrangements. Management expects that the Company’s capital resources will be sufficient to finance planned working capital needs, R&D activities, investments in facilities or equipment, required pension contributions, and any repurchases of the Company’s common shares for at least the next 12 months. The Company had no restricted cash at December 31, 2020 and $3.6 of restricted cash at December 31, 2019. The Company has made acquisitions in the past and may make acquisitions in the future. Part of the Company's strategy is to optimize the business portfolio through divestitures and complementary acquisitions. The Company intends to finance any future acquisitions with cash and short-term investments, cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares. Subject to certain limitations in its debt agreements, as market conditions warrant, the Company may from time to time repay, repurchase or otherwise refinance loans that it has borrowed or debt securities that it has issued, including with funds borrowed under existing or new credit facilities or proceeds from the issuance of new securities.

The Company's total cash and cash availability as of December 31, 2020 and 2019 was as follows:

	2020	2019
Cash and cash equivalents (excluding restricted cash)	$324.5	$277.3
Additional cash availability from:
Uncommitted lines of credit	41.1	36.7
Revolving credit facility	283.1	387.3
Short-term investments	37.2	10.0
Total cash and cash availability	$685.9	$711.3

The following table summarizes the results, excluding the impact of cash in businesses held for sale, of our consolidated statement of cash flows for the years ended December 31:

Net cash flow provided (used) by	2020	2019	2018
Operating activities	$18.0	$135.8	$(104.1)
Investing activities	(82.6)	(6.8)	34.4
Financing activities	16.9	(215.5)	10.9
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3.2)	(1.1)	(18.7)
Net decrease in cash, cash equivalents and restricted cash	$(50.9)	$(87.6)	$(77.5)

Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impact reported cash flows. Net cash provided by operating activities was $18.0 for the year ended December 31, 2020, compared to $135.8 net cash provided by operating activities for the year ended December 31, 2019.

•Cash flows from operating activities during the year ended December 31, 2020 compared to the year ended December 31, 2019 were impacted by a $76.8 decrease in net loss. Refer to "Results of Operations" discussed above for further discussion of the Company's net loss.

•The net aggregate of inventories and accounts payable was a reduction in operating cash flow of $4.2 during the year ended December 31, 2020, compared to an increase in operating cash flow of $71.8 during the year ended December 31, 2019. The $76.0 change is primarily a result of increased finished goods due to pandemic-related revenue delays until the first quarter of 2021 in Eurasia Banking and Retail.

•The net aggregate of trade receivables and deferred revenue was an increase in operating cash flow of $0.5 during the year ended December 31, 2020, compared to an increase in operating cash flow of $56.6 in the year ended December 31, 2019. The $56.1 net change is primarily due to increased days sales outstanding as a result of the impact from the COVID-19 pandemic impact and improvement in 2019 collections as a result of the Company's working capital improvement initiatives.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2020
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
•The net aggregate of income taxes and deferred income taxes was a reduction in operating cash flow of $50.2 of during the year ended December 31, 2020, compared to an increase in operating cash flow of $55.1 during the year ended December 31, 2019. Refer to Note 4: Income Taxes for additional discussion on income taxes.

The most significant changes in adjustments to net income include decreases in the non-recurring effects from impairment and lower non-routine inventory charges. The impairment of assets non-cash adjustment decreased to $7.5 in 2020 compared to $30.2 in 2019, primarily due to an impairment of capitalized software development in the prior year. There was also lower share-based compensation expense due to fewer granted awards.

Investing Activities. Net cash used by investing activities was $82.6 for the year ended December 31, 2020 compared to net cash used by investing activities of $6.8 for the year ended December 31, 2019. The $75.8 unfavorable change was primarily impacted by a $66.9 decrease in proceeds from divestitures, net of cash divested. Additionally, the maturities and purchases of investments primarily relate to short-term investment activity, which resulted in a $46.2 decrease in net cash proceeds due to an increase in investments purchases and a decrease in the maturities of investments. The Company also reduced its capital expenditures and capitalized software development due to temporary decreases in activity caused by the pandemic.

The Company anticipates total capital expenditures, capitalized software development and cloud-based software implementation costs of approximately $85 in 2021 to be utilized for improvements to the Company's product line and investments in its infrastructure. Currently, the Company finances these investments primarily with funds provided by income retained in the business, borrowings under the Company's committed and uncommitted credit facilities, and operating and capital leasing arrangements.

Financing Activities. Net cash provided by financing activities was $16.9 for the year ended December 31, 2020 compared to net cash used by financing activities of $215.5 for the year ended 2019, a change of $232.4. The change was primarily a result of the Company issuing new debt and paying down certain existing debt obligations and related fees, along with drawing down on its Revolving Facility. The cumulative effect of these activities resulted in the extension of the Company's debt maturities. Refer to Note 11: Debt for details of the Company's cash flows related to debt borrowings and repayments.

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

Refer to Note 11: Debt for additional information regarding the Company's debt obligations. The Company paid cash for interest related to its debt of $138.1 and $189.7 for the years ended December 31, 2020 and 2019, respectively. As defined by the Company's credit agreement, the ratio of net debt to trailing 12 months adjusted EBITDA was 4.1 times as of December 31, 2020. As of December 31, 2020, the Company was in compliance with the financial and other covenants in its debt agreements.

Refer to Note 17: Derivative Instruments and Hedging Activities for additional information regarding the Company's hedging and derivative instruments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2020
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
Contractual Obligations. The following table summarizes the Company’s approximate obligations and commitments to make future payments under contractual obligations as of December 31, 2020:

		Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short-term uncommitted lines of credit (1)	$0.2	$0.2	$—	$—	$—
Long-term debt	2,401.0	10.5	859.5	1,531.0	—
Interest on debt (2)	731.7	161.2	323.6	246.9	—
Minimum lease obligations	189.3	69.7	69.3	28.8	21.5
Purchase commitments	—	—	—	—	—
Total	$3,322.2	$241.6	$1,252.4	$1,806.7	$21.5

(1)The amount available under the short-term uncommitted lines at December 31, 2020 was $41.1. Refer to Note 11: Debt for additional information.
(2)Amounts represent estimated contractual interest payments on outstanding long-term debt and notes payable. Rates in effect as of December 31, 2020 are used for variable rate debt.

Off-Balance Sheet Arrangements. The Company enters into various arrangements not recognized in the consolidated balance sheets that have or could have an effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources. The principal off-balance sheet arrangements that the Company enters into are guarantees and sales of finance receivables. The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, customers, regulatory agencies and insurance providers. If the Company is not able to comply with its contractual obligations, the suppliers, regulatory agencies and insurance providers may draw on the pertinent bank. The Company has sold finance receivables to financial institutions while continuing to service the receivables. The Company records these sales by removing finance receivables from the consolidated balance sheets and recording gains and losses in the consolidated statement of operations (refer to Note 7: Investments).

Supplemental Guarantor Financial Information. Diebold Nixdorf, Incorporated initially issued its 8.5% Senior Notes due 2024 (the 2024 Senior Notes) in an offering exempt from the registration requirements of the Securities Act, which were later exchanged in an exchange offer registered under the Securities Act. The 2024 Senior Notes are and will be guaranteed by certain of Diebold Nixdorf, Incorporated's existing and future subsidiaries which are listed on Exhibit 22.1 to this Annual Report on Form 10-K. The following presents the consolidating financial information separately for Diebold Nixdorf, Incorporated (the Parent Company), the issuer of the guaranteed obligations, and the guarantor subsidiaries, as specified in the indenture governing the Company's obligations under the 2024 Senior Notes, on a combined basis.

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

	Summarized Balance Sheets
	December 31, 2020	December 31, 2019
Total current assets	$449.9	$919.3
Total non-current assets	$1,504.6	$1,994.7

Total current liabilities	$1,252.5	$1,127.3
Total non-current liabilities	$2,084.3	$2,310.4

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2020
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

	Summarized Statements of Operations
	Year Ended
	December 31, 2020	December 31, 2019
Net sales	$1,097.4	$1,206.6
Cost of sales	784.3	963.0
Selling and administrative expense	446.4	355.3
Research, development and engineering expense	38.1	40.1
Impairment of assets	2.5	5.1
Loss (gain) on sale of assets, net	(0.5)	(6.1)
Interest income	1.1	2.1
Interest expense	(267.8)	(190.1)
Foreign exchange (loss) gain, net	(9.5)	0.9
Miscellaneous, net	156.9	94.0
Loss from continuing operations before taxes	$(292.7)	$(243.9)

Net (loss) income	$(269.1)	$(341.3)
Net (loss) income attributable to Diebold Nixdorf, Incorporated	$(269.1)	$(341.3)

As of December 31, 2020 and December 31, 2019, the Parent Company and the guarantor subsidiaries on a combined basis had the following balances with non-guarantor subsidiaries:

	Summarized Balance Sheets
	December 31, 2020	December 31, 2019
Total current assets	$211.5	$590.4
Total non-current assets	$867.5	$743.2

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

The Company’s significant accounting policies are described in Note 1: Summary of Significant Accounting Policies to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K. Management believes that, of its significant accounting policies, its policies concerning revenue recognition, allowances for credit losses, inventory reserves, goodwill, long-lived assets, taxes on income, contingencies and pensions and post-retirement benefits are the most critical because they are affected significantly by judgments, assumptions and estimates. Additional information regarding these policies is included below.

Revenue Recognition. Revenue is measured based on consideration specified in a contract with a customer and excludes amounts collected on behalf of third parties. The amount of consideration can vary depending on discounts, rebates, refunds,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2020
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

The Company includes a warranty in connection with certain contracts with customers, which are not considered to be separate performance obligations. The Company provides its customers a manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. For additional information on product warranty refer to Note 9: Guarantees and Product Warranties. The Company also has extended warranty and service contracts available for its customers, which are recognized as separate performance obligations. Revenue is recognized on these contracts ratably as the Company has a stand-ready obligation to provide services when or as needed by the customer. This input method is the most accurate assessment of progress toward completion the Company can apply.

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
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2020
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

Goodwill. Goodwill is the cost in excess of the net assets of acquired businesses (refer to Note 8: Goodwill and Intangible Assets to the consolidated financial statements). The Company tests all existing goodwill at least annually as of October 31 for impairment on a reporting unit basis. The fair value of the reporting units is determined based upon a combination of the income and market approaches, which are standard valuation methodologies. The income approach uses discounted estimated future cash flows, whereas the market approach or guideline public company method utilizes market data of similar publicly traded companies. The fair value of the reporting unit is defined as the price that would be received in a sale of the net assets in an orderly transaction between market participants at the assessment date. The Company compares the fair value of each reporting unit with its carrying value and would recognize an impairment charge if the amount carrying amount exceeds the reporting unit’s fair value.

The techniques used in the Company's annual assessment incorporate a number of assumptions that the Company believes to be reasonable and to reflect market conditions at the assessment date. Assumptions in estimating future cash flows are subject to a high degree of judgment. The Company makes all efforts to forecast future cash flows as accurately as possible with the information available at the time the forecast is made. To this end, the Company evaluates the appropriateness of its assumptions as well as its overall forecasts by comparing projected results of upcoming years with actual results of preceding years and validating that differences therein are reasonable. Key assumptions, which typically are Level 3 inputs, include discount rates, terminal growth rates, market multiple data from selected guideline public companies, management's internal forecasts which include numerous assumptions such as projected net sales, gross profit, sales mix, operating and capital expenditures, among others. A number of benchmarks from independent industry and other economic publications were also used. Changes in assumptions and estimates after the assessment date may lead to an outcome where impairment charges would be required in future periods. Specifically, actual results may vary from the Company’s forecasts and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where the conclusions may differ in reflection of prevailing market conditions.

The Company tests for interim impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the carrying value of a reporting unit below its reported amount. In evaluating whether it is more likely than not the fair value of a reporting unit is less than its carrying amount, the Company considers the following events and circumstances, among others, if applicable: (a) macroeconomic conditions such as general economic conditions, limitations on

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2020
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
accessing capital or other developments in equity and credit markets; (b) industry and market considerations such as competition, multiples or metrics and changes in the market for the Company's products and services or regulatory and political environments; (c) cost factors such as raw materials, labor or other costs; (d) overall financial performance such as cash flows, actual and planned revenue and earnings compared with actual and projected results of relevant prior periods; (e) other relevant events such as changes in key personnel, strategy or customers; (f) changes in the composition of a reporting unit's assets or expected sales of all or a portion of a reporting unit; and (g) any sustained decrease in share price. If the Company's qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative impairment test is used to identify potential goodwill impairment and measure the amount of any impairment loss to be recognized.

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

Pensions and Other Post-retirement Benefits. Annual net periodic expense and benefit liabilities under the Company’s defined benefit plans are determined on an actuarial basis. Assumptions used in the actuarial calculations have a significant impact on plan obligations and expense. The Company periodically reviews the actual experience compared with the more significant assumptions used and make adjustments to the assumptions, if warranted. The discount rate is determined by analyzing the average return of high-quality (i.e., AA-rated), fixed-income investments and the year-over-year comparison of certain widely used benchmark indices as of the measurement date. The expected long-term rate of return on plan assets is determined using the plans’ current asset allocation and their expected long term rates of return. The rate of compensation increase assumptions reflects the Company’s long-term actual experience and future and near-term outlook. Pension benefits are funded through deposits with trustees. Other post-retirement benefits are not funded and the Company’s policy is to pay these benefits as they become due.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2020
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
The following table represents assumed healthcare cost trend rates at December 31:

	2020	2019
Healthcare cost trend rate assumed for next year	6.3%	6.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.5%
Year that rate reaches ultimate trend rate	2025	2025

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on other post-retirement benefit obligation	$2.8	$(2.2)

RECENTLY ISSUED ACCOUNTING GUIDANCE

Refer to Note 1: Summary of Significant Accounting Policies to the consolidated financial statements for information on recently issued accounting guidance.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2020
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
•the Company's ability to continue to achieve benefits from its strategic initiatives, such as DN Now and its digitally enabled hardware, services and software strategy;
•the success of the Company’s new products, including its DN Series line and EASY family of retail checkout solutions;
•the impact of a cybersecurity breach or operational failure on the Company's business;
•the Company's ability to generate sufficient cash to service its debt or to comply with the covenants contained in the agreements governing its debt;
•the Company’s ability to attract, retain and motivate key employees;
•the Company’s reliance on suppliers, subcontractors and availability of raw materials and other components;
•changes in the Company's intention to further repatriate cash and cash equivalents and short-term investments residing in international tax jurisdictions, which could negatively impact foreign and domestic taxes;
•the Company's success in divesting, reorganizing or exiting non-core and/or non-accretive businesses and its ability to successfully manage acquisitions, divestitures, and alliances;
•the Company's success in divesting, reorganizing or exiting non-core and/or non-the outcome of the appraisal proceedings initiated in connection with the implementation of the DPLTA with the former Diebold Nixdorf AG and the merger/squeeze-out;
•the impact of market and economic conditions, including the proliferation of cash and any deterioration or disruption in the financial and service markets, including the bankruptcies, restructurings or consolidations of financial institutions, which could reduce our customer base and/or adversely affect our customers' ability to make capital expenditures, as well as adversely impact the availability and cost of credit;
•competitive pressures, including pricing pressures and technological developments;
•changes in political, economic or other factors such as currency exchange rates, inflation rates (including the impact of possible currency devaluations in countries experiencing high inflation rates), recessionary or expansive trends, taxes and regulations and laws affecting the worldwide business in each of the Company's operations;
•the Company's ability to maintain effective internal controls;
•unanticipated litigation, claims or assessments, as well as the outcome/impact of any current/pending litigation, claims or assessments; and
•the effect of changes in law and regulations or the manner of enforcement in in the U.S. and internationally and the Company’s ability to comply with government regulations.

Except to the extent required by applicable law or regulation, the Company undertakes no obligation to update these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(dollars in millions, except per share amounts)

The Company is exposed to foreign currency exchange rate risk inherent in its international operations denominated in currencies other than the U.S. dollar. A hypothetical 10 percent movement in the applicable foreign exchange rates would have resulted in an increase or decrease in 2020 operating profit of $17.9 and $21.9, respectively, and $13.2 and $10.8, respectively, for 2019. The sensitivity model assumes an instantaneous, parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in an instantaneous or parallel fashion may overstate the impact of changing exchange rates on amounts denominated in a foreign currency.

The Company’s risk-management strategy uses derivative financial instruments such as forwards to hedge certain foreign currency exposures. The intent is to offset gains and losses that occur on the underlying exposures with gains and losses on the derivative contracts hedging these exposures. The Company does not enter into derivatives for trading purposes. The Company’s primary exposures to foreign exchange risk are movements in the euro, British pound, Canadian dollar, Brazilian real, Thai baht and Mexican peso.

The Company manages interest rate risk with the use of variable rate borrowings under its committed and uncommitted credit facilities and interest rate swaps. Variable rate borrowings under the credit facilities totaled $871.7 and $1,805.7, of which $325.0 and $900.0 were effectively converted to fixed rate using interest rate swaps at December 31, 2020 and 2019, respectively. A one percentage point increase or decrease in interest rates would have resulted in an increase or decrease in interest expense of $5.5 and $8.6 for 2020 and 2019, respectively, including the impact of the swap agreements. The Company’s primary exposure to interest rate risk is movements in the LIBOR, which is consistent with prior periods.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Diebold Nixdorf, Incorporated:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Diebold Nixdorf, Incorporated and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Sufficiency of audit evidence over net sales

As discussed in Note 1 to the Company’s consolidated financial statements, the Company recognizes net sales when it satisfies a performance obligation by transferring control over a product or service to a customer. The Company recorded $3,902.3 million of net sales in 2020.

We identified the evaluation of the sufficiency of audit evidence over net sales as a critical audit matter. Evaluating the sufficiency of audit evidence obtained required especially subjective auditor judgment because of the geographical dispersion of the Company’s net sales generating activities. This included determining the Company locations for which procedures were performed.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over net sales, including the determination of the Company locations for which those procedures were to be performed. At each Company location for which procedures were performed, we evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s net sales process, including the controls over the accurate recording of net sales. We assessed the recorded net sales for each of these locations by selecting transactions and comparing the amounts recognized for consistency with underlying documentation, including contracts with customers, customer acceptance, and shipping documentation. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of audit effort.

Assessment of goodwill impairment in the EMEA Retail reporting unit

As discussed in Notes 1 and 8 to the consolidated financial statements, the Company evaluates goodwill for impairment annually as of October 31 and when events or circumstances change that would more likely than not reduce the carrying value of a reporting unit below its reported amount. As of December 31, 2020, the Retail segment, which includes the EMEA Retail reporting unit, had $179.0 million of goodwill. The fair values of the reporting units are determined based on a combination of an income approach and a market approach. As of October 31, 2020, the Company determined that the fair value of all reporting units were in excess of their carrying values and therefore did not record any goodwill impairment. The estimated fair value of the EMEA Retail reporting unit at that date exceeded its carrying value by approximately 15%.

We identified the October 31, 2020 assessment of goodwill impairment for the EMEA Retail reporting unit as a critical audit matter because a high degree of subjective auditor judgment was required to evaluate the fair value of the reporting unit determined under the income approach. The key assumptions used in the income approach included revenue growth projections and the discount rate.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill impairment process, including controls over the revenue growth projections and the discount rate. We performed sensitivity analyses over the revenue growth projections and the discount rate to assess their impact on the Company’s fair value determination. We compared the Company’s revenue growth projections used in the valuation model against peer company projected revenue growth rates. In addition, we involved valuation professionals with specialized skills and knowledge who assisted in:

–comparing the Company’s discount rate inputs to publicly-available market data and information for comparable     entities to test the selected discount rate
–testing the estimate of fair value for the reporting unit using the Company’s key assumptions and comparing the result to the Company’s fair value estimate.

/s/ KPMG LLP

We or our predecessor firms have served as the Company’s auditor since 1965.

Cleveland, Ohio
March 1, 2021

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Diebold Nixdorf, Incorporated:

Opinion on Internal Control Over Financial Reporting
We have audited Diebold Nixdorf, Incorporated and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2021 expressed an unqualified opinion on those consolidated financial statements.

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
March 1, 2021

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	December 31,
	2020	2019
ASSETS
Current assets
Cash, cash equivalents and restricted cash	$324.5	$280.9
Short-term investments	37.2	10.0
Trade receivables, less allowances for doubtful accounts of $37.5 and $42.2, respectively	646.9	619.3
Inventories	498.2	466.5
Prepaid expenses	58.8	51.3
Current assets held for sale	64.7	233.3
Other current assets	227.0	230.7
Total current assets	1,857.3	1,892.0
Securities and other investments	10.3	21.4
Property, plant and equipment, net	177.5	231.5
Deferred income taxes	97.5	120.8
Goodwill	800.4	764.0
Customer relationships, net	407.9	447.7
Other intangible assets, net	40.7	54.6
Right-of-use operating lease assets	143.3	167.5
Other assets	122.5	91.1
Total assets	$3,657.4	$3,790.6

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities
Notes payable	$10.7	$32.5
Accounts payable	499.9	471.5
Deferred revenue	346.8	320.5
Payroll and other benefits liabilities	226.6	224.7
Current liabilities held for sale	15.4	113.4
Operating lease liabilities	55.7	62.8
Other current liabilities	494.4	374.2
Total current liabilities	1,649.5	1,599.6
Long-term debt	2,335.7	2,108.7
Pensions, post-retirement and other benefits	228.7	237.7
Long-term operating lease liabilities	93.1	106.4
Deferred income taxes	103.4	134.5
Other liabilities	59.5	89.1
Commitments and contingencies
Redeemable noncontrolling interests	19.2	20.9
Equity
Diebold Nixdorf, Incorporated shareholders' equity
Preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Common shares, $1.25 par value, 125,000,000 authorized shares, (93,534,866 and 92,208,247 issued shares, 77,678,984 and 76,813,013 outstanding shares, respectively)	116.9	115.3
Additional capital	787.9	773.9
Retained earnings (accumulated deficit)	(742.3)	(472.3)
Treasury shares, at cost (15,855,882 and 15,395,234 shares, respectively)	(576.7)	(571.9)
Accumulated other comprehensive loss	(412.9)	(375.3)
Total Diebold Nixdorf, Incorporated shareholders' equity	(827.1)	(530.3)
Noncontrolling interests	(4.6)	24.0
Total equity	(831.7)	(506.3)
Total liabilities, redeemable noncontrolling interests and equity	$3,657.4	$3,790.6
See accompanying notes to consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Years ended December 31,
	2020	2019	2018
Net sales
Services	$2,364.4	$2,608.0	$2,789.5
Products	1,537.9	1,800.7	1,789.1
	3,902.3	4,408.7	4,578.6
Cost of sales
Services	1,666.2	1,921.1	2,157.0
Products	1,201.1	1,420.5	1,522.8
	2,867.3	3,341.6	3,679.8
Gross profit	1,035.0	1,067.1	898.8
Selling and administrative expense	858.6	908.8	893.5
Research, development and engineering expense	133.4	147.1	157.4
Impairment of assets	7.5	30.2	180.2
Loss (gain) on sale of assets, net	11.5	7.6	(6.7)
	1,011.0	1,093.7	1,224.4
Operating profit (loss)	24.0	(26.6)	(325.6)
Other income (expense)
Interest income	6.8	9.3	8.7
Interest expense	(292.7)	(202.9)	(154.9)
Foreign exchange loss, net	(14.4)	(5.1)	(2.5)
Miscellaneous, net	6.8	(3.6)	(4.0)
Loss before taxes	(269.5)	(228.9)	(478.3)
Income tax expense (benefit)	(1.0)	116.7	37.2
Equity in earnings (loss) of unconsolidated subsidiaries, net	0.7	1.0	(13.2)
Net loss	(267.8)	(344.6)	(528.7)
Net income (loss) income attributable to noncontrolling interests	1.3	(3.3)	2.7
Net loss attributable to Diebold Nixdorf, Incorporated	$(269.1)	$(341.3)	$(531.4)

Basic and diluted weighted-average shares outstanding	77.6	76.7	76.0

Net loss attributable to Diebold Nixdorf, Incorporated
Basic and diluted loss per share	$(3.47)	$(4.45)	$(6.99)

Dividends declared and paid per common share	$—	$—	$0.10

See accompanying notes to consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Years ended December 31,
	2020	2019	2018
Net loss	$(267.8)	$(344.6)	$(528.7)
Other comprehensive income (loss), net of tax:
Adoption of accounting standard	—	—	(29.0)
Translation adjustment (net of tax of $7.5, $4.9 and $(2.7), respectively)	(26.8)	(40.8)	(70.1)
Foreign currency hedges (net of tax of $(0.3), $(0.4) and $(1.2), respectively)	—	(0.7)	4.2
Interest rate hedges:
Net loss recognized in other comprehensive income (net of tax of $(5.9), $0.7 and $0.3, respectively)	(16.3)	(8.8)	(1.4)
Less: reclassification adjustments for amounts recognized in net (loss) income (net of tax of $(1.8), $(0.3) and $(0.6), respectively)	(5.0)	(3.4)	(2.6)
	(11.3)	(5.4)	1.2
Pension and other post-retirement benefits:
Prior service credit (cost) recognized during the year (net of tax of $0.2, $(0.1) and $0.0, respectively)	0.5	(0.6)	—
Net actuarial gains recognized during the year (net of tax of $1.5, $0.6 and $(1.1), respectively)	6.1	4.6	4.8
Net actuarial losses occurring during the year (net of tax of $(3.9), $(3.1) and $(4.0), respectively)	(9.7)	(25.8)	(10.9)
Net actuarial gains (losses) recognized due to settlement (net of tax of $0.3, $(0.1) and $(1.3), respectively)	0.8	(1.0)	(3.5)
Acquired benefit plans and other (net of tax of $0.0, $(0.4) and $0.0, respectively)	0.2	(3.2)	(7.7)
Currency impact (net of tax of $0.5, $0.0 and $(0.3), respectively)	1.8	0.4	(0.9)
	(0.3)	(25.6)	(18.2)
Other	(0.8)	0.1	—
Other comprehensive (loss) income, net of tax	(39.2)	(72.4)	(111.9)
Comprehensive loss	(307.0)	(417.0)	(640.6)
Less: comprehensive (loss) income attributable to noncontrolling interests	(0.3)	(4.7)	(1.2)
Comprehensive loss attributable to Diebold Nixdorf, Incorporated	$(306.7)	$(412.3)	$(639.4)
See accompanying notes to consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per share amounts)

	Common Shares					Accumulated Other Comprehensive Income (Loss)	Total Diebold Nixdorf, Incorporated Shareholders' Equity
	Number	$1.25 Par Value	Additional Capital	Retained Earnings	Treasury Shares			Non-controlling Interests	Total Equity
Balance at January 1, 2018	90.5	$113.2	$721.5	$374.5	$(567.4)	$(196.3)	$445.5	$36.8	$482.3
Net income (loss)				(531.4)			(531.4)	2.7	(528.7)
Other comprehensive income						(108.0)	(108.0)	(3.9)	(111.9)
Share-based compensation issued	0.8	1.0	(1.1)				(0.1)		(0.1)
Share-based compensation expense			36.6				36.6		36.6
Dividends paid				(7.7)			(7.7)		(7.7)
Treasury shares (0.2 shares)					(3.0)		(3.0)		(3.0)
Accounting principle change				33.6			33.6		33.6
Reclassification of guaranteed dividend to accrued liabilities							—	(3.4)	(3.4)
Reclassification to redeemable noncontrolling interest			(15.2)				(15.2)	—	(15.2)
Distribution noncontrolling interest holders, net							—	(0.5)	(0.5)
Acquisitions and divestitures, net							—	(4.9)	(4.9)
Balance at December 31, 2018	91.3	$114.2	$741.8	$(131.0)	$(570.4)	$(304.3)	$(149.7)	$26.8	$(122.9)
Net income (loss)				(341.3)			(341.3)	(3.3)	(344.6)
Other comprehensive loss						(71.0)	(71.0)	(1.4)	(72.4)
Share-based compensation issued	0.9	1.1	(1.0)				0.1		0.1
Share-based compensation expense			24.0				24.0		24.0
Treasury shares (0.2 shares)					(1.5)		(1.5)		(1.5)
Reclassification from redeemable noncontrolling interest and other			9.1				9.1	4.9	14.0
Acquisition and divestitures, net							—	(3.0)	(3.0)
Balance at December 31, 2019	92.2	$115.3	$773.9	$(472.3)	$(571.9)	$(375.3)	$(530.3)	$24.0	$(506.3)
Net loss				(269.1)			(269.1)	1.3	(267.8)
Other comprehensive loss						(37.6)	(37.6)	(1.6)	(39.2)
Share-based compensation issued	1.3	1.6	(1.6)				—		—
Share-based compensation expense			14.9				14.9		14.9
Treasury shares (0.5 shares)					(4.8)		(4.8)		(4.8)
Sale of equity interest							—	(28.3)	(28.3)
Reclassification from redeemable noncontrolling interest and other			0.7				0.7		0.7
Distributions to noncontrolling interest holders, net				(0.9)			(0.9)		(0.9)
Balance at December 31, 2020	93.5	$116.9	$787.9	$(742.3)	$(576.7)	$(412.9)	$(827.1)	$(4.6)	$(831.7)

See accompanying notes to consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2020	2019	2018
Cash flow from operating activities
Net loss	$(267.8)	$(344.6)	$(528.7)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Depreciation	73.7	82.2	94.5
Amortization	23.8	28.9	26.3
Amortization of Wincor Nixdorf purchase accounting intangible assets	82.9	93.2	113.4
Amortization of deferred financing costs into interest expense	45.4	21.8	13.7
Share-based compensation	14.9	24.0	36.6
Debt prepayment costs	67.2	—	—
Other	(12.3)	(1.0)	(2.8)
Loss (gain) on sale of assets, net	11.5	7.6	(6.7)
Impairment of assets	7.5	30.2	180.2
Deferred income taxes	(27.1)	54.2	(59.6)
Inventory charge	—	23.8	74.5
Changes in certain assets and liabilities
Trade receivables	(19.7)	111.5	51.0
Inventories	(14.8)	104.9	(5.1)
Income taxes	(23.1)	0.9	(1.7)
Accounts payable	10.6	(33.1)	(34.5)
Deferred revenue	20.2	(54.9)	(42.4)
Accrued salaries, wages and commissions	(1.3)	38.6	(9.3)
Restructuring	18.0	(13.5)	4.2
Warranty liability	(5.6)	(3.4)	(33.1)
Certain other assets and liabilities	14.0	(35.5)	25.4
Net cash provided (used) by operating activities	18.0	135.8	(104.1)
Cash flow from investing activities
Payments for acquisitions	—	—	(5.9)
Proceeds from divestitures, net of cash divested	(37.0)	29.9	11.1
Proceeds from settlement of corporate-owned life insurance policies	15.6	—	—
Proceeds from maturities of investments	214.6	241.7	317.8
Payments for purchases of investments	(241.3)	(222.2)	(200.2)
Proceeds from sale of assets	10.2	—	—
Capital expenditures	(27.5)	(42.9)	(58.5)
Capitalized software development	(17.2)	(23.1)	(29.8)
Other	—	9.8	(0.1)
Net cash provided (used) by investing activities	(82.6)	(6.8)	34.4
See accompanying notes to consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

Cash flow from financing activities
Dividends paid	—	—	(7.7)
Debt issuance costs	(26.4)	(12.6)	(39.4)
Debt prepayment costs	(67.2)	—	—
Revolving credit facility borrowings (repayments), net	60.1	(125.0)	50.0
Other debt borrowings	1,107.8	397.8	725.9
Other debt repayments	(1,049.9)	(375.7)	(337.7)
Distributions to noncontrolling interest holders	(0.9)	(98.1)	(377.2)
Other	(6.6)	(1.9)	(3.0)
Net cash provided (used) by financing activities	16.9	(215.5)	10.9
Effect of exchange rate changes on cash and cash equivalents	(3.2)	(1.1)	(18.7)
Change in cash, cash equivalents and restricted cash	(50.9)	(87.6)	(77.5)
Add: Cash included in assets held for sale at beginning of year	97.2	7.3	—
Less: Cash included in assets held for sale at end of year	2.7	97.2	7.3
Cash, cash equivalents and restricted cash at the beginning of the year	280.9	458.4	543.2
Cash, cash equivalents and restricted cash at the end of the year	324.5	280.9	458.4
Cash paid for
Income taxes	43.8	41.8	64.9
Interest	138.1	189.7	129.6

See accompanying notes to consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of DECEMBER 31, 2020
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

International Operations. The financial statements of the Company’s international operations are measured using local currencies as their functional currencies, with the exception of certain financial results from Argentina, Singapore and Switzerland, which have a functional currency other than local currency. These operations used either United States dollar (USD) or euro as their functional currency depending on the concentration of USD or euro transactions and distinct financial information. The Company translates the assets and liabilities of its non-U.S. subsidiaries at the exchange rates in effect at year end and the results of operations at the average rate throughout the year. The translation adjustments are recorded directly as a separate component of shareholders’ equity, while transaction gains (losses) are included in net income (loss).

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

As of December 31, 2020, the Company had $64.7 and $15.4 of current assets and liabilities held for sale, respectively, primarily related to non-core businesses in Eurasia. As of December 31, 2019, the Company had $233.3 and $113.4 of current assets and liabilities held for sale, respectively, primarily related to non-core business in Europe.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2020
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
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

The Company includes a warranty in connection with certain contracts with customers, which are not considered to be separate performance obligations. The Company provides its customers a manufacturer’s warranty, and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. For additional information on product warranty refer to Note 9: Guarantees and Product Warranties. The Company also has extended warranty and service contracts available for its customers, which are recognized as separate performance obligations. Revenue is recognized on these contracts ratably as the Company has a stand-ready obligation to provide services when or as needed by the customer. This input method is the most accurate assessment of progress toward completion the Company can apply.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2020
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
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

Refer to Note 20: Segment and Net Sales Information for additional information regarding the Company's reportable operating segments, disaggregation of net sales by segments and product solutions, net sales by geographical region and disaggregation by timing of revenue recognition.

Contract balances

The following table provides 2020 and 2019 information about receivables and deferred revenue, which represent contract liabilities from contracts with customers:

	2020		2019
Contract balance information	Trade Receivables	Contract liabilities	Trade Receivables	Contract liabilities
Balance at January 1	$619.3	$320.5	$737.2	$378.2
Balance at December 31	$646.9	$346.8	$619.3	$320.5

Contract assets are minimal for the periods presented. The amount of revenue recognized in 2020 and 2019 from performance obligations satisfied (or partially satisfied) in previous periods, mainly due to the changes in the estimate of variable consideration and contract modifications was de minimis.

As of January 1, 2020, the Company had $320.5 of unrecognized deferred revenue constituting the remaining performance obligations that are either unsatisfied or partially unsatisfied. During 2020, the Company recognized revenue of $266.2 related to the Company's deferred revenue balance at January 1, 2020.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2020
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
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

Transaction price allocated to the remaining performance obligations

As of December 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1,500. The Company generally expects to recognize revenue on the remaining performance obligations over the next twelve months. The Company enters into service agreements with cancellable terms after a certain period without penalty. Unsatisfied obligations reflect only the obligation during the initial term. The Company applies the practical expedient in ASC paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

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

Cost of Sales. Cost of sales for services primarily consists of fuel, parts and labor and benefits costs related to installation of products and service maintenance contracts, including call center costs as well as costs for service parts repair centers. Cost of sales for products is primarily comprised of direct materials and supplies consumed in the manufacturing and distribution of products, as well as related labor, depreciation expense and direct overhead expense necessary to acquire and convert the purchased materials and supplies into finished products. Cost of sales for products also includes the cost to distribute products to customers, inbound freight costs, internal transfer costs, warehousing costs and other shipping and handling activity.

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

Depreciation and Amortization. Depreciation of property, plant and equipment is computed using the straight-line method based on the estimated useful life for each asset class. Amortization of leasehold improvements is based upon the shorter of original terms of the lease or life of the improvement. Repairs and maintenance are expensed as incurred. Generally, amortization of the Company’s other long-term assets, such as intangible assets and capitalized software development, is computed using the straight-line method over the life of the asset.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2020
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Fully depreciated assets are retained until disposal. Upon disposal, assets and related accumulated depreciation or amortization are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to operations.

Advertising Costs. Advertising costs are expensed as incurred and were $7.2, $7.5 and $10.1 in 2020, 2019 and 2018, respectively.

Research, Development and Engineering. Research, development and engineering costs are expensed as incurred and were $133.4, $147.1 and $157.4 for the years ended December 31, 2020, 2019 and 2018, respectively. This excludes certain software development costs of $17.2, $23.1, and $29.8 in 2020, 2019 and 2018, respectively, which are capitalized after technological feasibility of the software is established.

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

Cash, Cash Equivalents and Restricted Cash. The Company considers highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company had no restricted cash at December 31, 2020 and $3.6 of restricted cash at December 31, 2019.

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
FORM 10-K as of December 31, 2020
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
Level 3	Unobservable inputs for which there is little or no market data.
Net asset value	Fair value of investments categorized as NAV represent the plan’s interest in private equity, hedge and property funds. The fair value for these assets is determined based on the NAV as reported by the underlying investment managers.

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

Assets Held in Rabbi Trusts / Deferred Compensation The fair value of the assets held in rabbi trusts (refer to Note 7: Investments) is derived from investments in a mix of money market, fixed income and equity funds. The related deferred compensation liability is also recorded at fair value.

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

Assets and Liabilities Recorded at Carrying Value The fair value of the Company’s cash and cash equivalents, trade receivables and accounts payable approximate the carrying value due to the relative short maturity of these instruments.

Refer to Note 18: Fair Value of Assets and Liabilities for further details of assets and liabilities subject to fair value measurement.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2020
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
Trade Receivables. The Company records the lifetime expected loss on uncollectible trade receivables based on historical loss experience as a percentage of sales and makes adjustments as necessary based current trends. The Company will also record periodic adjustments for specific customer circumstances and changes in the aging of accounts receivable balances. After all efforts at collection have been unsuccessful, the account is deemed uncollectible and is written off.

The following table summarizes the Company’s allowances for doubtful accounts:

	2020	2019	2018
Balance at January 1	$42.2	$58.2	$71.7
Charged to costs and expenses	10.1	5.2	22.8
Charged to other accounts (1)	(1.2)	(0.9)	(4.1)
Deductions (2)	(13.6)	(20.3)	(32.2)
Balance at December 31	$37.5	$42.2	$58.2
(1)    Net effects of foreign currency translation.
(2)    Uncollectible accounts written-off, net of recoveries.

Financing Receivables. The Company records the lifetime expected loss on uncollectible notes and finance lease receivables (collectively, financing receivables) on a customer-by-customer basis and evaluates specific customer circumstances, aging of invoices, credit risk changes, payment patterns and historical loss experience with consideration given to current trends. After all efforts at collection have been unsuccessful, the account is deemed uncollectible and is written off.

Inventories. The Company primarily values inventories using average or standard costing utilizing lower of cost or net realizable value. The Company identifies and writes down its excess and obsolete inventories to net realizable value based on usage forecasts, order volume and inventory aging. With the development of new products, the Company also rationalizes its product offerings and will write-down discontinued products to the lower of cost or net realizable value.

Deferred Revenue. Deferred revenue is recorded for any services billed to customers and not yet recognizable if the contract period has commenced or for the amount collected from customers in advance of the contract period commencing. In addition, deferred revenue is recorded for products and other deliverables that are billed to and collected from customers prior to revenue being recognizable.

Goodwill. Goodwill is the cost in excess of the net assets of acquired businesses (refer to Note 8: Goodwill and Intangible Assets). The Company tests all existing goodwill at least annually for impairment on a reporting unit basis. The annual goodwill impairment test was performed as of October 31 for all periods presented.
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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2020
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
The techniques used in the Company's qualitative assessment incorporate a number of assumptions that the Company believes to be reasonable and to reflect market conditions forecast at the assessment date. Assumptions in estimating future cash flows are subject to a high degree of judgment. The Company makes all efforts to forecast future cash flows as accurately as possible with the information available at the time the forecast is made. To this end, the Company evaluates the appropriateness of its assumptions as well as its overall forecasts by comparing projected results of upcoming years with actual results of preceding years and validating that differences therein are reasonable. Assumptions, which include Level 3 inputs, relate to revenue growth, material and operating costs, and discount rate. Changes in assumptions and estimates after the assessment date may lead to an outcome where impairment charges would be required in future periods. Specifically, actual results may vary from the Company’s forecasts and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where the conclusions may differ in reflection of prevailing market conditions.

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

Pensions and Other Post-retirement Benefits. Annual net periodic expense and benefit liabilities under the Company’s defined benefit plans are determined on an actuarial basis. Assumptions used in the actuarial calculations have a significant impact on plan obligations and expense. The Company periodically reviews actual experience compared with the more significant assumptions used and make adjustments to the assumptions, if warranted. The healthcare trend rates are reviewed based upon the results of actual claims experience. The discount rate is determined by analyzing the average return of high-quality (i.e., AA-rated) fixed-income investments and the year-over-year comparison of certain widely used benchmark indices as of the measurement date. The expected long-term rate of return on plan assets is determined using the plans’ current asset allocation and their expected rates of return based on a geometric averaging over 20 years. The rate of compensation increase assumptions reflects the Company’s long-term actual experience and future and near-term outlook. Pension benefits are funded through deposits with trustees or directly by the plan administrator. Other post-retirement benefits are not funded and the Company’s policy is to pay these benefits as they become due.

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

Noncontrolling interests with redemption features, such as put rights, that are not solely within the Company’s control are considered redeemable noncontrolling interests. Redeemable noncontrolling interests are presented outside of equity on the Company's consolidated balance sheets. The balance of redeemable noncontrolling interests is reported at the greater of its carrying value or its maximum redemption value at each reporting date. Refer to Note 12: Redeemable Noncontrolling Interests for more information.

Related Party Transactions. The Company has certain strategic alliances that are not consolidated. The Company's strategic alliances are not significant subsidiaries and are accounted for under the equity method of investments. The Company owns 48.1 percent of Inspur (Suzhou) Financial Information Technology Co., Ltd (Inspur JV) and 43.6 percent of Aisino-Wincor Retail & Banking Systems (Shanghai) Co., Ltd (Aisino JV) as of December 31, 2020. The Company engages in transactions with these entities in the ordinary course of business. As of December 31, 2020, the Company had accounts receivable and accounts payable balances with these affiliates of $4.8 and $35.9, respectively, which is included in trade receivables, less allowances for doubtful accounts and accounts payable, respectively, on the consolidated balance sheets.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2020
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
In September 2019, the Company's minority interest in Kony was sold for cash proceeds of $21.3. The Company's carrying value in Kony was $14.0, resulting in a gain of $7.3.

During the fourth quarter of 2018, the Company recorded a charge of $19.2 for its investment in its Aisino strategic alliance as a result of the weakening banking market in China. The charge was included in equity in earnings (loss) of unconsolidated subsidiaries, net in its consolidated statements of operations.

Recently Adopted Accounting Guidance

In August 2018, the Financial Accounting Standards Board (FASB) issued guidance on a company's accounting for implementation fees paid in a cloud computing service contract arrangement that addresses which implementation costs to capitalize as an asset and which costs to expense. Capitalized implementation fees are to be expensed over the term of the cloud computing arrangement, and the expense is required to be recognized in the same line item in the income statement as the associated hosting service expenses. The entity is also required to present the capitalized implementation fees on the balance sheet in the same line item as it would present a prepayment for hosting service fees associated with the cloud computing arrangement. Cash payments for cloud computing arrangements (CCA) implementation costs are classified as cash outflows from operating activities. The Company adopted this guidance using a prospective transition method. The Company has capitalized $27.1 of implementation fees in 2020 related to its upcoming ERP conversion to the Other assets caption on the consolidated balance sheet. The related payments are categorized as operating cash flows.

The effects of the adoption of the ASUs listed below did not significantly impact the Company's financial statements:

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2020
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Standards Adopted	Description	Effective Date
ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement	This Accounting Standard Update (ASU) is designed to improve the effectiveness of disclosures by removing, modifying and adding disclosures related to fair value measurements. The adoption of this ASU did not have a significant impact on the Company's consolidated financial statements.	January 1, 2020
ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606	The amendments in this ASU provide guidance on whether certain transactions between collaborative arrangement participants should be accounted for under Topic 606. The adoption of this ASU did not have a significant impact on the Company's consolidated financial statements.	January 1, 2020
ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments	The amendments in this ASU replace the incurred loss impairment methodology with the current expected credit loss methodology. This will change the measurement of credit losses on financial instruments and the timing of when such losses are recorded. The adoption of this ASU did not have a significant impact on the Company's consolidated financial statements.	January 1, 2020
ASU 2019-01, Leases (Topic 842): Codification Improvements
This ASU is intended to clarify the Accounting Standard Codification (ASC) more generally and/or to correct unintended application of guidance. The amendments in this ASU include three Issues: Determining the fair value of the underlying asset by lessors that are not manufacturers or dealers (Issue 1) Presentation on the statement of cash flows—sales-type and direct financing leases (Issue 2) and Transition disclosures related to Topic 250, Accounting Changes and Error Corrections (Issue 3). The adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements.
January 1, 2020
ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments	This ASU is designed to clarify, correct, and improve various aspects of the guidance in the following ASUs related to financial instruments: ASU 2016-01 - Financial Instruments - Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Liabilities; ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments; and ASU 2017-12 - Derivatives and Hedging (Topic 815): Targeted Improvements for Hedging Activities. The adoption of this ASU did not have a significant impact on the Company's consolidated financial statements.	January 1, 2020
Securities and Exchange Commission (SEC) Adopting Release No. 33-10762, Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and
Affiliates Whose Securities Collateralize a Registrant’s Securities
	On March 2, 2020, the SEC issued a final rule that amended the disclosure requirements related to certain registered securities under SEC Regulation S-X, Rule 3-10, which required separate financial statements for subsidiary issuers and guarantors of registered debt securities unless certain exceptions are met. The final rule replaces the previous requirement under Rule 3-10 to provide consolidating financial information in the registrant’s financial statements with a requirement to provide alternative financial disclosures. As a result, we have excluded the footnote disclosures required under the previous Rule 3-10, and applied the final rule by including the summarized financial information and qualitative disclosures in Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.	January 4, 2021 (early adopted beginning in the period ended September 30, 2020)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2020
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
Recently Issued Accounting Guidance

The following ASUs were recently issued by the FASB, which could significantly impact the Company's financial statements:

Standards Pending Adoption	Description	Effective/Adoption Date	Anticipated Impact
ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General Subtopic 715-20 - Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans	The standard is designed to improve the effectiveness of disclosures by removing and adding disclosures related to defined benefit plans.	January 1, 2021	The Company is currently assessing the impact this ASU will have on its consolidated financial statements. The ASU allows for early adoption in any year end after issuance of the update.
ASU 2019-10 Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842) -Effective Dates	The standard modifies timing of adopting certain ASUs based on feedback obtained from stakeholders regarding the challenges of adopting.	Varies based on ASUs within 2019-10	The Company is currently assessing the impact this ASU will have on its consolidated financial statements.
ASU 2019-12 - Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes	The standard simplify the accounting for income taxes by removing certain exceptions to the general principals in Topic 740, Income Taxes and improves consistent application or and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance.	January 1, 2021	The Company is currently assessing the impact this ASU will have on its consolidated financial statements. The ASU allows for early adoption in any year end after issuance of the update.
ASU 2020-08 Codification Improvements to Subtopic 310-20, Receivables -Nonrefundable Fees and Other Costs	The standard is designed to clarify that an entity should reevaluate whether a callable debt security is within scope of paragraph 310-20-35-33 for each reporting period.	January 1, 2021	The Company is currently assessing the impact this ASU will have on its consolidated financial statements. The ASU allows for early adoption in any year end after issuance of the update.
ASU 2020-01 Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying Interactions between Topic 321, Topic 323, and Topic 815	The standard provides clarification on the interaction of accounting standards for equity securities (Topic 321), equity method investments (Topic 323) and derivatives (Topic 815).	January 1, 2021	The Company is currently assessing the impact this ASU will have on its consolidated financial statements. The ASU allows for early adoption in any year end after issuance of the update.
ASU 2020-04 Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting	The standard provides optional expedients and exceptions for applying GAAP to contracts, hedges and other transaction that will be impacted by reference rate reform.	March 12, 2020 through December 31, 2022	The Company is currently assessing the impact this ASU will have on its consolidated financial statements. The ASU allows for early adoption in any year end after issuance of the update.
ASU 2020-10 Codification Improvements	The standard is designed to improve consistency of the presentation of the financial statements and various disclosures.	January 1, 2021	The Company is currently assessing the impact this ASU will have on its consolidated financial statements. The ASU allows for early adoption in any year end after issuance of the update.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2020
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

The following table represents amounts used in computing earnings (loss) per share and the effect on the weighted-average number of shares of dilutive potential common shares for the years ended December 31:

	2020	2019	2018
Numerator
Income (loss) used in basic and diluted loss per share
Net loss	$(267.8)	$(344.6)	$(528.7)
Net income (loss) income attributable to noncontrolling interests	1.3	(3.3)	2.7
Net loss attributable to Diebold Nixdorf, Incorporated	$(269.1)	$(341.3)	$(531.4)
Denominator
Weighted-average number of common shares used in basic and diluted earnings (loss) per share (1)	77.6	76.7	76.0
Net loss attributable to Diebold Nixdorf, Incorporated
Basic and diluted loss per share	$(3.47)	$(4.45)	$(6.99)
Anti-dilutive shares
Anti-dilutive shares not used in calculating diluted weighted-average shares	2.4	3.2	4.5
(1)Incremental shares of 1.2, 1.6 and 0.7 were excluded from the computation of diluted loss per share for the years ended December 31, 2020, 2019 and 2018, respectively, because their effect is anti-dilutive due to the loss from operations.

NOTE 3: SHARE-BASED COMPENSATION AND EQUITY

Dividends. Dividends per share were $0.10 for the year ended December 31, 2018. In May 2018, the Company announced its decision to reallocate future dividend funds towards debt reduction and other capital resource needs. The Company did not pay any dividends in 2019 or 2020.

Share-Based Compensation Cost. The Company recognizes costs resulting from all share-based payment transactions based on the fair value of the award as of the grant date. Awards are valued at fair value and compensation cost is recognized on a straight-line basis over the requisite periods of each award. To cover the exercise and/or vesting of its share-based payments, the Company generally issues new shares from its authorized, unissued share pool. The number of common shares that may be issued pursuant to the 2017 Equity and Performance Incentive Plan (the 2017 Plan) was 11.0, of which 4.9 shares were available for issuance at December 31, 2020.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2020
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
The following table summarizes the components of the Company’s employee and non-employee directors share-based compensation programs recognized as selling and administrative expense for the years ended December 31:

	2020	2019	2018
Stock options
Pre-tax compensation expense	$1.7	$1.5	$2.8
Tax benefit	(0.5)	(0.2)	(0.6)
Stock option expense, net of tax	$1.2	$1.3	$2.2

RSU's
Pre-tax compensation expense	$8.9	$11.6	$19.8
Tax benefit	(2.2)	(2.5)	(4.3)
RSU expense, net of tax	$6.7	$9.1	$15.5

Performance shares
Pre-tax compensation expense	$4.3	$10.9	$14.0
Tax benefit	(1.0)	(2.9)	(3.3)
Performance share expense, net of tax	$3.3	$8.0	$10.7

Total share-based compensation
Pre-tax compensation expense	$14.9	$24.0	$36.6
Tax benefit	(3.7)	(5.6)	(8.2)
Total share-based compensation, net of tax	$11.2	$18.4	$28.4

The following table summarizes information related to unrecognized share-based compensation costs as of December 31, 2020:

	Unrecognized Cost	Weighted-Average Period
		(years)
Stock options	$2.4	1.4
RSUs	8.2	1.3
Performance shares	0.1	1.0
	$10.7
SHARE-BASED COMPENSATION AWARDS

Stock options, RSUs and performance shares have been issued to officers and other management employees under the Company’s Amended and Restated 1991 Equity and Performance Incentive Plan (as amended and restated as of February 12, 2014) (the 1991 Plan) and the 2017 Plan. Certain awards have accelerated vesting clauses upon retirement, which results in either immediate or accelerated expense.

Stock Options

Stock options generally vest after a period of one year to three years and have a term of ten years from the issuance date. Option exercise prices typically equal the closing price of the Company’s common shares on the date of grant. The estimated fair value of the options granted was calculated using a Black-Scholes option pricing model using the following assumptions:

	2020	2019	2018
Expected life (in years)	5	3	3
Weighted-average volatility	64%	62%	36%
Risk-free interest rate	0.49-1.47%	2.32-2.58%	2.39-2.42%
Expected dividend yield	—%	—%	2.24%

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2020
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
The Company uses historical data to estimate the expected life within the valuation model. Expected volatility is based on historical volatility of the price of the Company’s common shares over the expected life of the equity instrument. The risk-free rate of interest is based on a zero-coupon U.S. government instrument over the expected life of the equity instrument. The expected dividend yield is based on actual dividends paid per share and the price of the Company’s common shares.

Options outstanding and exercisable as of December 31, 2020 and changes during the year ended were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
		(per share)	(in years)
Outstanding at January 1, 2020	2.4	$14.89
Expired or forfeited	(0.1)	$31.74
Granted	0.4	$12.54
Outstanding at December 31, 2020	2.7	$14.30	7	$2.3
Options exercisable at December 31, 2020	1.4	$19.66	6	$4.8
(1)The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing share price on the last trading day of the year in 2020 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders exercised their options on December 31, 2020. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common shares.

The aggregate intrinsic value of options exercised was minimal for the years ended December 31, 2020, 2019 and 2018. The weighted-average, grant-date fair value of stock options granted for the years ended December 31, 2020, 2019 and 2018 was $6.05, $2.00 and $4.21, respectively.

Restricted Stock Units

Each RSU provides for the issuance of one common share of the Company at no cost to the holder and are granted to both employees and non-employee directors. RSUs either cliff vest after one year or vest per annum over a three-year period. Non-vested employee RSUs are forfeited upon termination unless the Board of Directors determines otherwise.

Non-vested RSUs outstanding as of December 31, 2020 and changes during the year ended were as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2020	2.2	$9.99
Forfeited	(0.1)	$13.18
Vested	(1.1)	$12.55
Granted	0.9	$10.64
Non-vested at December 31, 2020	1.9	$8.83

The weighted-average grant-date fair value of RSUs granted for the years ended December 31, 2020, 2019 and 2018 was $10.64, $5.05 and $17.34, respectively. The total fair value of RSUs vested during the years ended December 31, 2020, 2019 and 2018 was $12.7, $14.4 and $18.9, respectively.

Performance Shares

In previous years, performance shares were granted to employees and vest based on the achievement of certain performance objectives, as determined by the Board of Directors. The estimated fair value of certain performance shares granted with a total shareholder return component was calculated using the Monte Carlo method. Each performance share earned entitles the holder to one common share of the Company. The Company's performance shares include performance objectives that are assessed after a period of three years as well as performance objectives that are assessed annually over a period of three years. No shares are vested unless certain performance threshold objectives are met.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2020
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
Non-vested performance shares outstanding as of December 31, 2020 and changes during the year ended were as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2020 (1)	0.9	$22.31
Forfeited	(0.7)	$21.98
Vested	(0.1)	$26.60
Granted	—	$—
Non-vested at December 31, 2020	0.1	$9.90
(1)Non-vested performance shares are based on a maximum potential payout. Actual shares vested at the end of the performance period may be less than the maximum potential payout level depending on achievement of the performance objectives, as determined by the Board of Directors.

No performance shares were granted in 2020. The weighted-average grant-date fair value of performance shares granted for the years ended December 31, 2019 and 2018 was $9.90 and $22.65, respectively. The total fair value of performance shares vested during the years ended December 31, 2020, 2019 and 2018 was $1.2, $6.0 and $5.5, respectively.

Liability Awards

In addition to the equity awards described above, the Company has certain performance and service based awards that will be settled in cash and are accounted for as liabilities. The total compensation expense for these awards was $21.4 and $9.5 for the years ended December 31, 2020 and 2019, respectively. These awards vest ratably over a three-year period.

NOTE 4: INCOME TAXES

The following table presents components of loss from operations before taxes for the years ended December 31:

	2020	2019	2018
Domestic	$(293.8)	$(249.6)	$(300.9)
Foreign	24.3	20.7	(177.4)
Total	$(269.5)	$(228.9)	$(478.3)

The following table presents the components of income tax (benefit) expense for the years ended December 31:

	2020	2019	2018
Current
U.S. federal	$3.5	$0.7	$0.8
Foreign	14.6	36.1	49.0
State and local	0.4	1.5	1.9
Total current	18.5	38.3	51.7
Deferred
U.S. federal	7.1	78.1	4.6
Foreign	(22.6)	(11.7)	(19.8)
State and local	(4.0)	12.0	0.7
Total deferred	(19.5)	78.4	(14.5)
Income tax expense (benefit)	$(1.0)	$116.7	$37.2

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2020
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
Income tax expense (benefit) attributable to loss from operations before taxes differed from the amounts computed by applying the U.S. federal income tax rate of 21 percent to pre-tax loss from operations. The following table presents these differences for the years ended December 31:

	2020	2019	2018
Statutory tax benefit	$(56.6)	$(48.1)	$(100.5)
State and local taxes (net of federal tax benefit)	(3.6)	(3.8)	1.5
Brazil non-taxable incentive	(5.2)	(5.8)	(3.8)
Valuation allowances	32.5	46.2	80.6
Barbados loan restructuring	—	83.1	—
Netherlands liquidation deferred tax	—	5.9	—
Goodwill impairment	—	—	34.0
Foreign tax rate differential	(6.1)	(1.4)	(33.7)
Tax on unremitted foreign earnings	1.8	8.9	4.9
Change to uncertain tax positions	(23.9)	4.0	3.1
Tax Act - rate impact on deferred tax balance	—	—	(2.5)
U.S. taxed foreign income	8.7	10.5	32.6
Business tax credits	—	—	(1.1)
Non-deductible (non-taxable) items	12.2	18.0	18.9
Termination of company owned life insurance	35.1	—	—
Return to provision	(9.6)	(2.6)	1.6
Withholding tax and other taxes	4.6	6.8	1.7
Other	9.1	(5.0)	(0.1)
Income tax expense (benefit)	$(1.0)	$116.7	$37.2

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2020
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
The effective tax rate for 2020 was 0.4 percent. Tax expense items contributing to the difference from the U.S. federal income tax rate included U.S. tax on foreign income, valuation allowances related to certain foreign and U.S. tax attributes for which realization does not meet the more likely than not criteria, non-deductible expenses and the tax effects of terminating certain COLI policies. These items were partially offset by tax credits, benefits related to settling certain open tax years in Germany and the U.S., changes to uncertain tax position accruals and benefit related to regulations issued in 2020 related to US tax reform.

The US Tax Cuts and Jobs Act (the Tax Act) was enacted on December 22, 2017. The Tax Act reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent, required companies to pay a one-time transition tax on earnings for certain foreign subsidiaries and created new taxes on certain foreign sourced earnings. The Company accounted for the estimated impacts of the Tax Act in the year of enactment and finalized its accounting, as required under SAB 118, during 2018. During 2020, further regulations were issued in connection with certain provisions of the Tax Act related to taxes on foreign sourced earnings, with retroactive effect to 2018 and 2019. The Company calculated and recorded a benefit related to these regulatory changes of $9.1 and will amend its 2018 and 2019 returns accordingly.

The effective tax rate for 2019 was (51.0) percent and was primarily due to the U.S. taxed foreign income, including GILTI, valuation allowances recorded on certain foreign and state jurisdictions, U.S. foreign tax credits that management concluded did not meet the more likely than not criteria for realization and the tax effects related to the Barbados structure collapse. The Company’s collapse of its Barbados structure to meet the covenant requirements under its credit agreement resulted in a net tax expense of $46.3 inclusive of the offsetting valuation allowance release relating to the Company’s nondeductible interest expense that was carried forward from December 31, 2018.

The effective tax rate for 2018 was (7.8) percent on the overall loss from operations and was primarily due to a goodwill impairment charge, the impact of the Tax Act, valuation allowances on interest expense carryforward attributes and certain foreign and state credits. 2018 tax expense reflects the reduction of the U.S. federal corporate income tax rate from 35 percent to 21 percent, refinement of the impacts of the Tax Act estimated under SAB 118, goodwill impairment charge, which for tax purposes is primarily nondeductible and the business interest deduction limitation. In addition, the overall effective tax rate is impacted by the jurisdictional income (loss) and varying respective statutory rates which is reflected in the foreign tax rate differential caption of the rate reconciliation.

The Company recognizes the benefit of tax positions taken or expected to be taken in its tax returns in the consolidated financial statements when it is more likely than not that the position will be sustained upon examination by authorities. Recognized tax positions are measured at the largest amount of benefit that is more likely than not of being realized upon settlement.

Details of the unrecognized tax benefits are as follows:

	2020	2019	2018
Balance at January 1	$50.9	$49.5	$48.4
Increases (decreases) related to prior year tax positions, net	0.9	5.1	(1.5)
Increases related to current year tax positions	—	4.4	4.8
Settlements	(7.7)	(5.5)	(1.5)
Reductions due to lapse of applicable statute of limitations	(7.3)	(2.6)	(0.7)
Balance at December 31	$36.8	$50.9	$49.5

The entire amount of unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate.

The Company classifies interest expense and penalties related to the underpayment of income taxes in the consolidated financial statements as income tax expense. As of December 31, 2020 and 2019, accrued interest and penalties related to unrecognized tax benefits totaled $3.7 and $8.5, respectively.

Within the next 12 months, it is reasonably possible that we could decrease our unrecognized tax benefits by an estimate of up to $15, primarily as a result of a foreign tax examination resolution.

During 2020, the Company concluded the Internal Revenue Service (IRS) audit for the tax year ended December 31, 2016. There are no other outstanding audits by the IRS and all U.S. federal tax years prior to 2016 are closed by statute. The Company is subject to tax examination in various U.S. state jurisdictions for tax years 2010 to the present. In addition, the Company is subject to a German tax audit for tax years 2016-2017 and other various foreign jurisdictions for tax years 2011 to the present.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2020
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:

	2020	2019
Deferred tax assets
Accrued expenses	$40.7	$12.4
Warranty accrual	6.5	8.7
Deferred compensation	6.8	9.8
Allowances for doubtful accounts	4.8	5.4
Inventories	17.6	12.7
Deferred revenue	14.0	18.3
Pensions, post-retirement and other benefits	71.2	69.1
Tax credits	66.0	65.1
Net operating loss carryforwards	175.6	197.1
Capital loss carryforwards	0.4	3.1
State deferred taxes	10.9	8.8
Lease liability	28.4	32.8
Other	5.0	17.3
	447.9	460.6
Valuation allowances	(229.5)	(217.7)
Net deferred tax assets	$218.4	$242.9

Deferred tax liabilities
Property, plant and equipment, net	$15.9	$26.9
Goodwill and intangible assets	145.9	154.1
Undistributed earnings	32.7	30.0
Right-of-use assets	29.8	32.5
Net deferred tax liabilities	224.3	243.5
Net deferred tax (liability) asset	$(5.9)	$(0.6)

Deferred income taxes reported in the consolidated balance sheets as of December 31 are as follows:

	2020	2019
Deferred income taxes - assets	$97.5	$120.8
Deferred income taxes - liabilities	(103.4)	(134.5)
Net deferred tax assets classified as held-for-sale	—	13.1
Net deferred tax (liabilities) assets	$(5.9)	$(0.6)

As of December 31, 2020, the Company had domestic and international net operating loss (NOL) carryforwards of $1,003.3, resulting in an NOL deferred tax asset of $175.6. Of these NOL carryforwards, $601.0 expire at various times between 2021 and 2040 and $402.3 do not expire. At December 31, 2020, the Company had a domestic foreign tax credit carryforward resulting in a deferred tax asset of $61.2 that will expire between 2021 and 2029 and a general business credit carryforward resulting in a deferred tax asset of $4.9 that will expire between 2035 and 2039. The Company has a full valuation allowance on the domestic foreign tax credit carryforward.
The Company recorded a valuation allowance to reflect the estimated amount of certain U.S., foreign and state deferred tax assets that, more likely than not, will not be realized. The net change in total valuation allowance for the years ended December 31, 2020 and 2019 was an increase of $11.8 and $42.3, respectively. The 2020 valuation allowance increase was driven primarily by an increase to nondeductible business interest expense carryforwards in excess of amounts that are expected to be utilized on a more likely than not basis, as well as foreign net operating loss activity offset by utilization of U.S.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2020
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
foreign tax credits. Of the total 2020 net increase of $11.8, the Company recorded $32.5 to tax expense, ($10.7) was recorded to shareholder’s equity and ($10.0) was reversed against expired attributes.

For the years ended December 31, 2020 and 2019, provisions were made for foreign withholding taxes and estimated foreign income taxes which may be incurred upon the remittance of certain undistributed earnings in foreign subsidiaries and foreign unconsolidated affiliates. Provisions have not been made for income taxes on $531.1 of undistributed earnings at December 31, 2020 in foreign subsidiaries and corporate joint ventures that were deemed permanently reinvested. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, depends on certain circumstances existing if and when remittance occurs. A deferred tax liability will be recognized if and when the Company no longer plans to permanently reinvest these undistributed earnings.

The Company’s undistributed earnings in foreign subsidiaries that are deemed permanently reinvested decreased compared to the prior year amount and was primarily impacted by current year income and restructuring initiatives.

NOTE 5: INVENTORIES

The following table summarizes the major classes of inventories as of December 31:

	2020	2019
Finished goods	$204.7	$166.6
Service parts	169.0	175.4
Raw materials and work in process	124.5	124.5
Total inventories	$498.2	$466.5

NOTE 6: PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment, at cost less accumulated depreciation and amortization as of December 31:

	Estimated Useful Life (years)	2020	2019
Land and land improvements	(1)	$13.1	$15.3
Buildings and building improvements	15-30	90.9	115.8
Machinery, tools and equipment	5-12	95.4	99.3
Leasehold improvements (2)	10	22.3	25.5
Computer equipment	3	138.0	148.7
Computer software	5-10	140.5	143.5
Furniture and fixtures	5-8	61.2	67.6
Tooling	3-5	144.7	137.7
Construction in progress		7.5	5.0
Total property plant and equipment, at cost		$713.6	$758.4
Less accumulated depreciation and amortization		536.1	526.9
Total property plant and equipment, net		$177.5	$231.5
(1)Estimated useful life for land and land improvements is perpetual and 15 years, respectively.
(2)The estimated useful life for leasehold improvements is the lesser of 10 years or the term of the lease.

During 2020, 2019 and 2018, depreciation expense, computed on a straight-line basis over the estimated useful lives of the related assets, was $73.7, $82.2 and $94.5, respectively.

In the fourth quarter of 2020, the Company sold its Corporate Headquarters in North Canton, Ohio for proceeds of $7.2, which resulted in a gain on sale of $0.6.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2020
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
NOTE 7: INVESTMENTS AND FINANCE LEASE RECEIVABLES

The Company’s investments, primarily in Brazil, consist of certificates of deposit that are classified as available-for-sale and stated at fair value based upon quoted market prices. Unrealized gains and losses are recorded in AOCI. Realized gains and losses are recognized in investment income and are determined using the specific identification method.

The Company has deferred compensation plans that enable certain employees to defer receipt of a portion of their cash, 401(k) or share-based compensation and non-employee directors to defer receipt of director fees at the participants’ discretion. For deferred cash-based compensation, the Company established rabbi trusts (refer to Note 15: Benefit Plans), which are recorded at fair value of the underlying securities within securities and other investments. The related deferred compensation liability is recorded at fair value within other long-term liabilities. Realized and unrealized gains and losses on marketable securities in the rabbi trusts are recognized in interest income.
The Company’s investments consist of the following:

	Cost Basis	Unrealized Gain	Fair Value
As of December 31, 2020
Short-term investments
Certificates of deposit	$37.2	$—	$37.2
Long-term investments
Assets held in a rabbi trust	$5.2	$1.4	$6.6

As of December 31, 2019
Short-term investments
Certificates of deposit	$10.0	$—	$10.0
Long-term investments:
Assets held in a rabbi trust	$5.5	$0.7	$6.2

Securities and other investments also included a cash surrender value of insurance contracts of $3.7 and $15.2 as of December 31, 2020 and 2019, respectively. During the second quarter of 2020, the Company surrendered several of its COLI plans. As a result, the Company received proceeds of $15.6 during the year ended December 31, 2020 from the closure of its plans. The Company recorded a gain of $7.2 during the year ended December 31, 2020 and recorded this to Miscellaneous, net within Other income (expense) on the Consolidated Statement of Operations.

The Company provides financing arrangements to customers purchasing its products. These financing arrangements are largely classified and accounted for as sales-type leases. The Company records interest income and any fees or costs related to financing receivables using the effective interest method over the term of the lease or loan.

Future minimum payments due from customers under finance lease receivables as of December 31, 2020 are as follows:

2021	$14.5
2022	8.6
2023	6.3
2024	5.7
2025	5.3
Thereafter	3.6
$44.0

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2020
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
The following table presents the components of finance lease receivables as of December 31:

	2020	2019
Gross minimum lease receivable	$44.0	$41.8
Allowance for credit losses	(0.2)	(0.3)
Estimated unguaranteed residual values	0.2	0.2
	44.0	41.7
Less:
Unearned interest income	(1.5)	(2.8)
Unearned residuals	—	—
	(1.5)	(2.8)
Total	$42.5	$38.9

The Company's combined allowance for finance receivables and notes receivables was minimal for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, finance leases and notes receivables individually evaluated for impairment were $42.5 and $3.5, respectively, with no provision recorded. As of December 31, 2019, finance leases and notes receivables individually evaluated for impairment were $38.9 and $4.9, respectively, with no provision recorded. As of December 31, 2020 and 2019, the recorded investment in past-due financing receivables was minimal and no recorded investment in finance receivables was past due 90 days or more and still accruing interest.

The following table presents finance lease receivables sold by the Company for the years ended December 31:

	2020	2019	2018
Finance lease receivables sold	$5.0	$2.7	$11.1

NOTE 8: GOODWILL AND INTANGIBLE ASSETS

The Company’s three reportable operating segments are Eurasia Banking, Americas Banking and Retail. The changes in carrying amounts of goodwill within the Company's segments are summarized as follows:

	Eurasia Banking	Americas Banking	Retail	Total
Goodwill	$598.6	$437.3	$233.2	$1,269.1
Accumulated impairment losses	(291.7)	(122.0)	(57.2)	(470.9)
Balance at January 1, 2019	$306.9	$315.3	$176.0	$798.2
Divestitures	(12.1)	—	(3.9)	(16.0)
Currency translation adjustment	(7.3)	(6.0)	(4.9)	(18.2)
Goodwill	$579.2	$431.3	$224.4	$1,234.9
Accumulated impairment losses	(291.7)	(122.0)	(57.2)	(470.9)
Balance at December 31, 2019	$287.5	$309.3	$167.2	$764.0
Divestitures	(6.4)	(2.4)	(1.2)	(10.0)
Transferred to assets held for sale	(1.4)	—	—	(1.4)
Currency translation adjustment	19.0	15.8	13.0	47.8
Goodwill	$590.4	$444.7	$236.2	$1,271.3
Accumulated impairment losses	(291.7)	(122.0)	(57.2)	(470.9)
Balance at December 31, 2020	$298.7	$322.7	$179.0	$800.4

Goodwill. In the fourth quarter of 2020 in connection with the annual goodwill impairment test, the Company estimated the fair value of its reporting units using a combination of the income valuation and market approach methodologies. The determination of the fair value of a reporting unit requires significant estimates and assumptions, including significant unobservable inputs. The key inputs included, but were not limited to, discount rates, terminal growth rates, market multiple data from selected guideline public companies, management’s internal forecasts which include numerous assumptions such as projected net sales, gross profit, sales mix, operating and capital expenditures and earnings before interest and taxes margins, among others. No impairment resulted from the annual goodwill impairment test in any of the Company's reporting units.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2020
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

The Company identified four reporting units, which are Eurasia Banking, Americas Banking, EMEA Retail and Rest of World Retail. Management determined that the fair value of Eurasia Banking had a cushion of approximately 65 percent and EMEA Retail had a cushion of approximately 15 percent when compared to their carrying amounts. The Americas Banking reporting unit had significant excess fair value or cushion when compared to its carrying amount. Rest of World Retail had no goodwill remaining. Changes in certain assumptions or the Company's failure to execute on the current plan could have a significant impact to the estimated fair value of the reporting units.

Intangible Assets. Intangible assets consists of net capitalized software development costs, patents, trademarks and other intangible assets. Where applicable, intangible assets are stated at cost and, if applicable, are amortized ratably over the relevant contract period or the estimated life of the assets. Fees to renew or extend the term of the Company’s intangible assets are expensed when incurred.

The following summarizes information on intangible assets by major category:

		December 31, 2020			December 31, 2019
	Weighted-average remaining useful lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships, net	5.2 years	$762.0	$(354.1)	$407.9	$698.7	$(251.0)	$447.7

Capitalized software development	2.5 years	198.0	(160.0)	38.0	178.2	(132.2)	46.0
Development costs non-software	2.0 years	56.1	(55.8)	0.3	51.5	(47.5)	4.0
Other	6.5 years	69.8	(67.4)	2.4	79.3	(74.7)	4.6
Other intangible assets, net		323.9	(283.2)	40.7	309.0	(254.4)	54.6
Total		$1,085.9	$(637.3)	$448.6	$1,007.7	$(505.4)	$502.3

Costs incurred for the development of external-use software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. These costs are included within other assets and are amortized on a straight-line basis over the estimated useful lives ranging from three to five years, using the method that most closely approximates the sales pattern of the software. Amortization begins when the product is available for general release. Costs capitalized include direct labor and related overhead costs. Costs incurred prior to technological feasibility or after general release are expensed as incurred. The Company performs periodic reviews to ensure that unamortized program costs remain recoverable from future revenue. If future revenue does not support the unamortized program costs, the amount by which the unamortized capitalized cost of a software product exceeds the net realizable value is written off.

The following table identifies the activity relating to total capitalized software development:

	2020	2019	2018
Beginning balance as of January 1	$46.0	$70.7	$93.1
Capitalization	17.2	23.1	29.8
Amortization	(27.2)	(30.6)	(33.7)
Impairment	—	(15.0)	—
Transferred to held for sale	—	—	(14.4)
Currency translation	2.0	(2.2)	(4.1)
Ending balance as of December 31	$38.0	$46.0	$70.7

The Company's total amortization expense, excluding deferred financing costs, was $106.7, $122.1 and $139.7 for the years ended December 31, 2020, 2019 and 2018, respectively. The expected annual amortization expense is as follows:

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2020
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Estimated amortization
2021	$97.3
2022	96.4
2023	86.9
2024	81.7
2025	64.0
$426.3

NOTE 9: GUARANTEES AND PRODUCT WARRANTIES

The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, customers, regulatory agencies and insurance providers. If the Company is not able to make payment, the suppliers, customers, regulatory agencies and insurance providers may draw on the pertinent bank. At December 31, 2020, the maximum future contractual obligations relative to these various guarantees totaled $89.9, of which $25.8 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2019, the maximum future payment obligations relative to these various guarantees totaled $108.2, of which $25.2 represented standby letters of credit to insurance providers, and no associated liability was recorded.

The Company provides its customers a standard manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts.

Changes in the Company’s warranty liability balance are illustrated in the following table:

	2020	2019
Balance at January 1	$36.9	$40.1
Current period accruals	29.0	26.0
Current period settlements	(27.6)	(26.4)
Currency translation	0.3	(2.8)
Balance at December 31	$38.6	$36.9

NOTE 10: RESTRUCTURING

The following table summarizes the impact of the Company’s restructuring charges on the consolidated statements of operations for the years ended December 31:

	2020	2019	2018
Cost of sales - services	$14.1	$8.0	$17.8
Cost of sales - products	8.2	1.7	10.8
Selling and administrative expense	52.9	37.4	33.4
Research, development and engineering expense	6.4	3.0	3.0
Loss on sale of real estate	—	0.1	—
Total	$81.6	$50.2	$65.0

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2020
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
The following table summarizes the Company’s restructuring charges by reporting segment for the years ended December 31:

	2020	2019	2018
Severance
Eurasia Banking	$32.1	$13.5	$37.1
Americas Banking	2.5	1.8	8.9
Retail	16.5	9.7	13.3
Corporate	24.7	25.1	5.7
Total severance	75.8	50.1	65.0

Other
Eurasia Banking	2.0	—	—
Americas Banking	—	0.1	—
Retail	2.2	—	—
Corporate	1.6	—	—
Total other	5.8	0.1	—
Total	$81.6	$50.2	$65.0

DN Now

During the second quarter of 2018, the Company began implementing DN Now to deliver greater, more sustainable profitability. The gross annualized savings target for DN Now is approximately $500 through 2021. In order to achieve these savings, the Company will complete its program to restructure the workforce, integrate and optimize systems and processes, transition workloads to lower cost locations and consolidate real estate holdings. Material incremental restructuring charges related to DN NOW are not expected. The Company incurred restructuring charges of $81.6, $50.2 and $58.9 for the years ended December 31, 2020, 2019 and 2018, respectively, related to DN Now.

Completed Plans

DN2020 Plan. As of August 15, 2016, the date of the Acquisition, the Company launched a multi-year integration and transformation program, known as DN2020. The Company incurred restructuring charges, primarily related to severance, of $6.1 for the year ended December 31, 2018, related to this plan.

The following table summarizes the Company's cumulative total restructuring costs as of December 31, 2020 for the respective plans:

	DN Now		DN2020 Plan
	Severance	Other	Severance
Eurasia Banking	$78.9	$2.0	$51.5
Americas Banking	12.9	0.1	13.6
Retail	38.7	2.2	15.6
Corporate	54.3	1.6	15.1
Total	$184.8	$5.9	$95.8

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2020
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
The following table summarizes the Company’s restructuring accrual balances and related activity:

Balance at January 1, 2018	$54.0
Liabilities incurred	65.0
Liabilities paid/settled	(62.1)
Balance at December 31, 2018	$56.9
Liabilities incurred	50.2
Liabilities paid/settled	(64.5)
Balance at December 31, 2019	$42.6
Liabilities incurred	81.6
Liabilities paid/settled	(61.3)
Balance at December 31, 2020	$62.9

NOTE 11: DEBT

Outstanding debt balances were as follows:

	December 31,
	2020	2019
Notes payable – current
Uncommitted lines of credit	$0.2	$5.0
Term Loan A-1 Facility	—	16.3
Term Loan B Facility - USD	4.8	4.8
Term Loan B Facility - Euro	5.1	4.7
Other	0.6	1.7
	$10.7	$32.5
Long-term debt
Revolving credit facility	$60.1	$—
2022 Term Loan A Facility	—	370.3
Term Loan A-1 Facility	—	602.6
Term Loan B Facility - USD	385.7	404.0
Term Loan B Facility - Euro	412.1	395.1
2024 Senior Notes	400.0	400.0
2025 Senior Secured Notes - USD	700.0	—
2025 Senior Secured Notes - EUR	429.5	—
Other	3.1	1.3
	2,390.5	2,173.3
Long-term deferred financing fees	(54.8)	(64.6)
	$2,335.7	$2,108.7

As of December 31, 2020, the Company had various international, short-term uncommitted lines of credit with borrowing limits of $41.3. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of December 31, 2020 and 2019 was 7.61 percent and 9.03 percent, respectively. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at December 31, 2020 was $41.1.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2020
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
The cash flows related to debt borrowings and repayments were as follows:

	December 31,
	2020	2019
Revolving credit facility borrowings	$765.2	$743.5

Revolving credit facility repayments	$(705.1)	$(868.5)

Proceeds from 2025 Senior Secured Notes - USD	$693.2	$—
Proceeds from 2025 Senior Secured Notes - EUR	394.6	—
Proceeds from 2022 Term Loan A Facility under Credit Agreement	—	374.3
International short-term uncommitted lines of credit borrowings	20.0	23.5
Other debt borrowings	$1,107.8	$397.8

Payments on Term Loan A Facility under the Credit Agreement	$(370.3)	$(126.3)
Payments on Delayed Draw Term Loan A Facility under the Credit Agreement	—	(160.5)
Payments on Term Loan A-1 Facility under the Credit Agreement	(618.9)	(23.0)
Payments on Term Loan B Facility - USD under the Credit Agreement	(18.2)	(9.2)
Payments on Term Loan B Facility - Euro under the Credit Agreement	(17.7)	(8.8)
Payments on 2022 Term Loan A Facility under Credit Agreement	—	(4.0)
International short-term uncommitted lines of credit and other repayments	(24.8)	(43.9)
Other debt repayments	$(1,049.9)	$(375.7)

The Company had a revolving and term loan credit agreement (the Credit Agreement), with a revolving credit facility of up to $369.0 (the Revolving Facility) as of December 31, 2020. The weighted-average interest rate on outstanding Revolving Facility borrowings as of December 31, 2020 and December 31, 2019 was 4.75 percent and 6.01 percent, respectively, which is variable based on LIBOR. The amount available under the Revolving Facility as of December 31, 2020 was $283.1, after excluding $25.8 in letters of credit.

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

The Incremental Amendment also renewed the repricing premium of 1.00 percent in relation to the Term Loan B Facility to the date that is six months after the effective date of the Incremental Amendment, removed the requirements to prepay the repriced Dollar Term Loan and the repriced Euro Term Loan upon any asset sale or casualty event if the Company is below a total net leverage ratio of 2.5:1.0 on a pro forma basis for such asset sale or casualty event and provides additional restricted payments and investment carveouts in regards to assets acquired with the Acquisition. All other material provisions under the Credit Agreement were unchanged.

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

On August 7, 2019, the Company entered into a seventh amendment (the Seventh Amendment) to its Credit Agreement. The Seventh Amendment amends and extends certain of the Term A Loans, Revolving Credit Commitments and Revolving Credit Loans (Revolving Credit Facility) maturing on December 23, 2020 (collectively, the 2020 Facilities), to April 30, 2022, to be effected by an exchange of 2020 Term A Loans and 2020 Revolving Credit Facility for 2022 Term A Loans and 2022 Revolving Credit Facility, respectively.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2020
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

On July 20, 2020, the Company entered into the ninth amendment to the Credit Agreement (the Ninth Amendment). The Ninth Amendment amended the Credit Agreement to, among other things, extend the maturity of $330.0 of revolving credit commitments from April 30, 2022 to July 20, 2023 and amend the financial covenants in the Credit Agreement in connection with the extension of such maturities and, effective as of the date of the Ninth Amendment, the Company terminated its other revolving credit commitments under the Revolving Facility other than approximately $39.0 of revolving credit commitments that still mature April 30, 2022.

On November 6, 2020, the Company entered into the tenth amendment to the Credit Agreement to amend the definition of “Interest Coverage Ratio” for certain time periods and Covenant Reset Triggers (as defined in the Credit Agreement). The Interest Coverage Ratio calculation now excludes specific make-whole premiums, write-offs and expenses paid by the Company in relation to the Term A Loans and Term A-1 Loans.

The interest rates with respect to the 2022 and 2023 Revolving Credit Facility are based on, at the Company’s option, adjusted LIBOR or an alternative base rate, in each case plus an applicable margin tied to the Company’s then applicable total net leverage ratio. Such applicable margins range from, for LIBOR-based 2022 Term A Loans, 1.25 percent to 4.75 percent, for LIBOR-based 2022 Revolving Credit Facility, 1.25 percent to 4.25 percent, and for base-rate 2022 Term A Loans and 2022 Revolving Loans, 1.00 percent less than in the case of LIBOR-based loans.

The Credit Agreement financial ratios at December 31, 2020 were as follows:

•a maximum allowable total net debt to adjusted EBITDA leverage ratio of 6.25 to 1.00 as of December 31, 2020 (reducing to 6.00 on June 30, 2021, 5.75 on December 31, 2021, 5.50 on September 30, 2022, and 5.25 on December 31, 2022); and
•a minimum adjusted EBITDA to net interest expense coverage ratio of not less than 1.50 to 1.00 (increasing to 1.63 on December 31, 2021 and on 1.75 December 31, 2022 and thereafter).

As of December 31, 2020, the debt facilities under the Credit Agreement were secured by substantially all assets of Diebold Nixdorf, Incorporated and its domestic subsidiaries that are borrowers and guarantors under the Credit Agreement, subject to certain exceptions and permitted liens.

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

The 2025 Senior Secured Notes are or will be, as applicable, guaranteed on a senior secured basis by (i) all of Diebold Nixdorf, Incorporated’s existing and future direct and indirect U.S. subsidiaries that guarantee the obligations under the Credit Agreement and (ii) all of Diebold Nixdorf, Incorporated’s existing and future direct and indirect U.S. subsidiaries (other than securitization subsidiaries, immaterial subsidiaries and certain other subsidiaries) that guarantee any of the Diebold Nixdorf Dutch Holding B.V.’s or Diebold Nixdorf, Incorporated’s or its subsidiary guarantors’ indebtedness for borrowed money (collectively, the U.S. subsidiary guarantors). Additionally, the 2025 Senior Secured Notes - USD and the 2025 Senior Secured Notes - EUR are guaranteed on a senior secured basis by Diebold Nixdorf Dutch Holdings B.V. and Diebold Nixdorf, Incorporated, respectively. The 2025 Senior Secured Notes are secured by first-priority liens on substantially all of the tangible and intangible assets of Diebold Nixdorf, Incorporated, Diebold Nixdorf Dutch Holding B.V. and the U.S. subsidiary guarantors, in each case subject to permitted liens and certain exceptions. The first-priority liens on the collateral securing the 2025 Senior Secured Notes - USD and the related guarantees and the 2025 Senior Secured Notes - EUR and the related guarantees are shared ratably among the 2025 Senior Secured Notes and the obligations under the Credit Agreement.

The net proceeds from the offerings of the 2025 Senior Secured Notes, along with cash on hand, were used to repay a portion of the amounts outstanding under the Credit Agreement, including all amounts outstanding under the Term Loan A Facility and Term Loan A-1 Facility and $193.8 of revolving credit loans, including all of the revolving credit loans due in December 2020, and for the payment of all related fees and expenses which are categorized as Debt repayment costs on the consolidated statements of cash flows.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2020
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
The Company has $400.0 aggregate principal amount of 8.5% Senior Notes due in 2024 (the 2024 Senior Notes). The 2024 Senior Notes were issued by Diebold Nixdorf, Incorporated and are guaranteed on a senior secured basis by the U.S. subsidiary guarantors and Diebold Nixdorf Dutch Holding B.V., and mature in April 2024.

The Company incurred $26.4 and $12.6 of fees in the years ended December 31, 2020 and 2019, respectively, related to the Credit Agreement, which are amortized as a component of interest expense over the terms.

Below is a summary of financing and replacement facilities information:

Financing and Replacement Facilities	Interest Rate Index and Margin	Maturity/Termination Dates	Initial Term (Years)
Credit Agreement facilities
2022 Revolving Credit Facility(i)	LIBOR + 4.25%	April 2022	3.2
2023 Revolving Credit Facility(ii)	LIBOR + 4.25%	July 2023	3
Term Loan B Facility - USD(i)	LIBOR + 2.75%	November 2023	7.5
Term Loan B Facility - Euro(iii)	EURIBOR + 3.00%	November 2023	7.5
2024 Senior Notes	8.5%	April 2024	8
2025 Senior Secured Notes - USD	9.375%	July 2025	5
2025 Senior Secured Notes - EUR	9.0%	July 2025	5
(i)LIBOR with a floor of 0.0 percent
(ii)LIBOR with a floor of 0.5%
(iii)EURIBOR with a floor of 0.0 percent

Maturities of long-term debt as of December 31, 2020 are as follows:

Maturities of Long-Term Debt
2021	$10.7
2022	10.7
2023	848.8
2024	400.7
2025	1,130.3
$2,401.2

Interest expense on the Company’s debt instruments for the years ended December 31, 2020, 2019 and 2018 was $269.7, $173.2 and $127.1, respectively. The Company’s financing agreements contain various restrictive financial covenants, including net debt to EBITDA and net interest coverage ratios, along with certain negative covenants that, among other things, limit dividends, acquisitions and the use of proceeds from divestitures. As of December 31, 2020, the Company was in compliance with the financial covenants in its debt agreements.

NOTE 12: REDEEMABLE NONCONTROLLING INTERESTS

Changes in redeemable noncontrolling interests were as follows:

	2020	2019	2018
Balance at January 1	$20.9	$130.4	$492.1
Other comprehensive income	—	(1.7)	(19.3)
Redemption value adjustment	(1.7)	(18.6)	2.8
Redemption of shares	—	(89.2)	(345.2)
Balance at December 31	$19.2	$20.9	$130.4

The Company entered into the Domination and Profit Loss Transfer Agreement (DPLTA) entered into by Diebold Holding Germany Inc. & Co. KGaA    (now doing business as Diebold Nixdorf Holding Germany GmbH), a wholly-owned subsidiary of Diebold Nixdorf, Incorporated, and Diebold Nixdorf AG, which became effective on February 14, 2017, at which time, the carrying value of the noncontrolling interest related to the Diebold Nixdorf AG of $386.7 was reclassified to redeemable noncontrolling interest. At December 31, 2018, the balance related to the redeemable noncontrolling interest related to the

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2020
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
Diebold Nixdorf AG ordinary shares the Company did not acquire was $99.1. In the second quarter of 2019, the Company announced that the merger/squeeze-out of Diebold Nixdorf AG was completed, streamlining and simplifying the Company's corporate structure. Also in the second quarter of 2019, the Company increased its ownership stake in Diebold Nixdorf AG to 29.8 ordinary shares, which represents 100 percent ownership. With the completion of the merger/squeeze-out, Diebold Nixdorf AG no longer has subsidiary shares traded in Germany.

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

NOTE 13: ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the years ended December 31:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-Retirement Benefits	Other	Accumulated Other Comprehensive Loss
Balance at December 31, 2018	$(192.1)	$(1.9)	$10.6	$(121.0)	$0.1	$(304.3)
Other comprehensive income (loss) before reclassifications (1)	(39.4)	(0.7)	(8.8)	(29.4)	0.1	(78.2)
Amounts reclassified from AOCI	—	—	3.4	3.8	—	7.2
Net current period other comprehensive income (loss)	(39.4)	(0.7)	(5.4)	(25.6)	0.1	(71.0)
Balance at December 31, 2019	$(231.5)	$(2.6)	$5.2	$(146.6)	$0.2	$(375.3)
Other comprehensive income (loss) before reclassifications (1)	(25.2)	—	(16.3)	(7.7)	(0.8)	(50.0)
Amounts reclassified from AOCI	—	—	5.0	7.4	—	12.4
Net current period other comprehensive income (loss)	(25.2)	—	(11.3)	(0.3)	(0.8)	(37.6)
Balance at December 31, 2020	$(256.7)	$(2.6)	$(6.1)	$(146.9)	$(0.6)	$(412.9)
(1)     Other comprehensive income (loss) before reclassifications within the translation component excludes (gains)/losses of $1.6 and $1.4 of translation attributable to noncontrolling interests for December 31, 2020 and 2019, respectively.

The following table summarizes the details about amounts reclassified from AOCI for the years ended December 31:

	2020	2019
	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations
Interest rate hedges (net of tax of $(1.8) and $(0.3), respectively)	$5.0	$3.4	Interest expense
Pension and post-retirement benefits:
Net prior service benefit amortization (net of tax of $0.2 and $0.0, respectively)	0.5	—	(1)
Net actuarial losses recognized during the year (net of tax of $1.5 and $0.6, respectively)	6.1	4.6	(1)
Net actuarial gains (losses) recognized due to settlement (net of tax of $0.3 and $(0.1), respectively)	0.8	(1.0)	(1)
Currency impact	—	0.2	(1)
	7.4	3.8
Total reclassifications for the period	$12.4	$7.2
(1)    Pension and other post-retirement benefits AOCI components are included in the computation of net periodic benefit cost (refer to Note 15: Benefit Plans).

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2020
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
NOTE 14: ACQUISITIONS AND DIVESTITURES

Divestitures
In 2020, the Company divested several non-core, non-accretive businesses, which resulted in a loss on sale of $11.5 for the year ended December 31, 2020.

In the first quarter of 2020, the Company divested Portavis GmbH, a non-core, non-wholly owned Eurasia Banking consulting business, which resulted in a gain of $1.8 and cash consideration received of $10.1, excluding cash divested. In the second quarter of 2020, the Company deconsolidated a portion of its non-wholly owned operations in China, which resulted in a loss of $8.6 and cash consideration received of $26.8 along with increased ownership in Inspur, from 40.0 percent to 48.1 percent. Additionally, the Company sold Cryptera A/S, a Danish subsidiary, which resulted in a loss of $5.9. In the fourth quarter of 2020, the Company sold an Italian non-core ERP Retail software asset, which resulted in a gain of $1.9 and cash consideration received of $3.2, and sold a domestic Brazilian Banking software asset, which resulted in a loss of $1.0 and cash consideration of $7.9.

In the third quarter of 2020, the Company recorded impairment charges of $4.1 related to assets from an Americas software business when it was transferred to assets held for sale. Additionally, in the fourth quarter of 2020, the Company recorded impairment charges of $0.8 related to a non-core business in Asia Pacific when it was transferred to assets held for sale.

In 2019, the Company exited and divested certain non-core, non-accretive businesses for a loss of $7.6. In the first quarter of 2019, the Company divested its interest in Projective NV, a program and project management services business which resulted in a loss of $2.8, and cash consideration received of $4.2. Additionally, the Company recorded a loss of $4.1 on the divestiture of its Venezuela banking business and a gain of $3.5 related to the Company’s exit from its Netherlands retail business. In the second quarter of 2019, the Company divested its remaining SecurCash B.V entity resulting in a loss of $1.1. In the third quarter of 2019, the Company divested a Eurasia banking business for proceeds of $0.6 resulting in a loss of $0.1. Additionally during the third quarter of 2019, the Company's interest in Kony was sold for cash proceeds of $21.3, resulting in a gain of $7.3.

Acquisitions
During 2019, the Company acquired the remaining shares of Diebold Nixdorf AG for $97.5 inclusive of the redemption of shares.

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

The Company has a number of non-U.S. defined benefit plans covering eligible employees located predominately in Europe, the most significant of which are German plans. Benefits for these plans are based primarily on each employee's final salary, with annual adjustments for inflation. The obligations in Germany consist of employer funded pension plans and deferred compensation plans. The employer funded pension plans are based upon direct performance-related commitments in terms of defined contribution plans. Each beneficiary receives, depending on individual pay-scale grouping, contractual classification, or income level, different yearly contributions. The contribution is multiplied by an age factor appropriate to the respective pension plan and credited to the individual retirement account of the employee. The retirement accounts may be used up at retirement by either a one-time lump-sum payout or payments of up to ten years.

The Company has other defined benefit plans outside the U.S., which have not been mentioned here due to materiality.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2020
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
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

The following tables set forth the change in benefit obligation, change in plan assets, funded status, consolidated balance sheet presentation and net periodic benefit cost for the Company’s defined benefit pension plans and other benefits at and for the years ended December 31:

	Retirement Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans
	2020	2019	2020	2019	2020	2019
Change in benefit obligation
Benefit obligation at beginning of year	$580.0	$522.2	$456.1	$426.5	$17.1	$15.3
Service cost	3.8	3.7	9.8	9.8	0.1	0.1
Interest cost	18.9	22.1	4.0	6.5	0.8	1.0
Actuarial loss (gain)	47.7	62.5	14.6	32.7	(1.3)	1.8
Plan participant contributions	—	—	1.4	1.3	—	—
Benefits paid	(30.3)	(30.5)	(21.7)	(17.5)	(0.7)	(0.8)
Plan amendments	—	—	2.1	0.4	—	—
Curtailment	—	—	(1.1)	—	—	—
Settlements	—	—	(0.7)	(5.8)	—	—
Recognition/establishment of Germany benefit obligation	—	—	—	7.1	—	—
Foreign currency impact	—	—	37.6	(3.4)	(2.3)	(0.3)
Acquired benefit plans and other	—	—	(33.4)	(1.5)	—	—
Benefit obligation at end of year	620.1	580.0	468.7	456.1	13.7	17.1
Change in plan assets
Fair value of plan assets at beginning of year	427.8	346.0	359.6	340.9	—	—
Actual return on plan assets	70.2	74.1	15.0	37.3	—	—
Employer contributions	18.7	38.1	8.4	6.9	0.7	0.8
Plan participant contributions	—	—	1.4	1.3	—	—
Benefits paid	(30.3)	(30.4)	(21.7)	(17.5)	(0.7)	(0.8)
Foreign currency impact	—	—	32.1	(3.3)	—	—
Acquired benefit plans and other	—	—	—	(0.2)	—	—
Settlements	—	—	(0.7)	(5.8)	—	—
Fair value of plan assets at end of year	486.4	427.8	394.1	359.6	—	—
Funded status	$(133.7)	$(152.2)	$(74.6)	$(96.5)	$(13.7)	$(17.1)
Amounts recognized in balance sheets
Noncurrent assets	$2.7	$1.4	$—	$—	$—	$—
Current liabilities	3.5	3.5	11.5	8.2	0.9	1.0
Noncurrent liabilities (1)	132.9	150.1	63.1	88.3	12.9	16.1
Accumulated other comprehensive loss:
Unrecognized net actuarial (loss) gain (2)	(154.4)	(159.2)	(4.9)	6.2	(3.8)	(7.4)
Unrecognized prior service (cost) benefit (2)	—	—	1.1	0.3	—	—
Net amount recognized	$(20.7)	$(7.0)	$70.8	$103.0	$10.0	$9.7
(1)    Included in the consolidated balance sheets in pensions, post-retirement and other benefits.
(2)    Represents amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2020
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

	Retirement Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans
	2020	2019	2020	2019	2020	2019
Change in accumulated other comprehensive loss
Balance at beginning of year	$(159.4)	$(151.4)	$6.5	$19.8	$(7.5)	$(6.3)
Prior service credit/loss recognized during the year	—	—	0.7	(0.5)	—	—
Net actuarial gains (losses) recognized during the year	7.8	5.1	(0.6)	(1.5)	0.4	0.4
Net actuarial (losses) gains occurring during the year	(2.9)	(13.1)	(12.0)	(7.7)	1.3	(1.9)
Net actuarial losses recognized due to settlement	—	—	1.1	(0.9)	—	—
Acquired benefit plans and other	—	—	0.2	(2.8)	—	—
Foreign currency impact	—	—	0.3	0.1	2.0	0.3
Balance at end of year	$(154.5)	$(159.4)	$(3.8)	$6.5	$(3.8)	$(7.5)

	Retirement Benefits						Other Benefits
	U.S. Plans			Non-U.S. Plans
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Components of net periodic benefit cost
Service cost	$3.8	$3.7	$3.9	$9.8	$9.8	$11.0	$0.1	$0.1	$—
Interest cost	18.9	22.1	20.6	4.0	6.5	6.2	0.8	1.0	0.4
Recognition/establishment of Germany benefit obligation	—	—	—	—	7.1	—	—	—	—
Expected return on plan assets	(25.4)	(24.7)	(24.6)	(13.4)	(12.3)	(10.5)	—	—	—
Other Adjustments	—	—	—	0.2	—	—	—	—	—
Amortization of prior service cost	—	—	—	2.8	(0.1)	—	—	—	—
Recognized net actuarial loss	7.8	5.1	6.6	(0.6)	(1.5)	(0.7)	0.4	0.4	—
Settlement gain	—	—	—	1.1	(0.9)	(2.2)	—	—	—
Net periodic benefit cost	$5.1	$6.2	$6.5	$3.9	$8.6	$3.8	$1.3	$1.5	$0.4

The following table represents information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31:

	U.S. Plans		Non-U.S. Plans
	2020	2019	2020	2019
Projected benefit obligation	$610.4	$570.0	$319.2	$315.6
Accumulated benefit obligation	$610.4	$570.0	$297.5	$295.2
Fair value of plan assets	$474.0	$416.2	$90.5	$80.2

The following table represents the weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans
	2020	2019	2020	2019	2020	2019
Discount rate	2.62%	3.35%	0.66%	0.94%	5.17%	5.70%
Rate of compensation increase	N/A	N/A	2.48%	2.85%	N/A	N/A

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2020
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
The following table represents the weighted-average assumptions used to determine periodic benefit cost at December 31:

	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans
	2020	2019	2020	2019	2020	2019
Discount rate	3.35%	4.34%	0.94%	1.60%	5.70%	6.64%
Expected long-term return on plan assets	6.50%	6.80%	3.68%	3.69%	N/A	N/A
Rate of compensation increase	N/A	N/A	2.85%	2.82%	N/A	N/A

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

During 2019, the Society of Actuaries released new mortality tables (Pri-2012) and projection scales resulting from recent studies measuring mortality rates for various groups of individuals. As of December 31, 2020, the Company used the Pri-2012 mortality tables and the MP-2020 mortality projection scales. The Pri-2012 mortality tables were also used in 2019, but in conjunction with the MP-2019 mortality projection scaled.

The following table represents assumed healthcare cost trend rates at December 31:

	2020	2019
Healthcare cost trend rate assumed for next year	6.3%	6.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.5%
Year that rate reaches ultimate trend rate	2025	2025

The healthcare trend rates for the postemployment benefits plans in the U.S. are reviewed based upon the results of actual claims experience. The Company used initial healthcare cost trends of 6.3 percent and 6.5 percent in 2020 and 2019, respectively, with an ultimate trend rate of 5.0 percent reached in 2025. Assumed healthcare cost trend rates have a modest effect on the amounts reported for the healthcare plans.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2020
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
The following table summarizes the Company’s target allocation for these asset classes in 2021, which are readjusted at least quarterly within a defined range for the U.S., and the Company’s actual pension plan asset allocation as of December 31, 2020 and 2019:

	U.S. Plans			Non-U.S. Plans
	Target	Actual		Target	Actual
	2021	2020	2019	2021	2020	2019
Equity securities	45%	50%	48%	51%	50%	48%
Debt securities	40%	37%	40%	22%	22%	23%
Real estate	5%	4%	4%	10%	10%	10%
Other	10%	9%	8%	17%	18%	19%
Total	100%	100%	100%	100%	100%	100%

The following table summarizes the fair value categorized into a three level hierarchy, as discussed in Note 1: Summary of Significant Accounting Policies, based upon the assumptions (inputs) of the Company’s plan assets as of December 31, 2020:

	U.S. Plans				Non-U.S. Plans
	Fair Value	Level 1	Level 2	NAV	Fair Value	Level 1	Level 2	NAV
Cash and short-term investments	$16.4	$16.4	$—	$—	$20.9	$20.1	$0.8	$—
Mutual funds	—	—	—	—	—	—	—	—
Equity securities
U.S. mid cap value	—	—	—	—	—	—	—	—
U.S. small cap core	23.6	23.6	—	—	9.3	9.3	—	—
International developed markets	52.7	52.7	—	—	188.6	188.6	—	—
Fixed income securities
U.S. corporate bonds	61.8	—	61.8	—	7.8	—	7.8	—
International corporate bonds	—	—	—	—	67.5	—	67.5	—
U.S. government	5.5	—	5.5	—	10.9	—	10.9	—
Fixed and index funds	1.9	—	1.9	—	—	—	—	—
Common collective trusts
Real estate (a)	18.0	—	—	18.0	6.3	—	6.3	—
Other (b)	280.8	—	280.8	—	—	—	—	—
Alternative investments
Multi-strategy hedge funds (c)	21.4	—	—	21.4	—	—	—	—
Private equity funds (d)	4.3	—	—	4.3	—	—	—	—
Other alternative investments (e)	—	—	—	—	82.8	—	—	82.8
Fair value of plan assets at end of year	$486.4	$92.7	$350.0	$43.7	$394.1	$218.0	$93.3	$82.8

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2020
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
The following table summarizes the fair value of the Company’s plan assets as of December 31, 2019:

	U.S. Plans				Non-U.S. Plans
	Fair Value	Level 1	Level 2	NAV	Fair Value	Level 1	Level 2	NAV
Cash and short-term investments	$6.5	$6.5	$—	$—	$28.4	$28.4	$—	$—
Mutual funds	0.8	0.8	—	—	—	—	—	—
Equity securities
U.S. mid cap value	—	—	—	—	0.9	0.9	—	—
U.S. small cap core	23.4	23.4	—	—	—	—	—	—
International developed markets	47.3	47.3	—	—	172.5	172.5	—	—
Emerging markets	—	—	—	—	—	—	—	—
Fixed income securities
U.S. corporate bonds	50.8	—	50.8	—	—	—	—	—
International corporate bonds	—	—	—	—	62.5	—	62.5	—
U.S. government	11.6	—	11.6	—	3.8	—	3.8	—
Fixed and index funds	1.8	—	1.8	—	15.9	—	15.9	—
Common collective trusts
Real estate (a)	17.6	—	—	17.6	5.0	—	5.0	—
Other (b)	241.3	—	241.3	—	—	—	—	—
Alternative investments
Multi-strategy hedge funds (c)	20.4	—	—	20.4	—	—	—	—
Private equity funds (d)	6.3	—	—	6.3	—	—	—	—
Other alternative investments (e)	—	—	—	—	70.6	—	—	70.6
Fair value of plan assets at end of year	$427.8	$78.0	$305.5	$44.3	$359.6	$201.8	$87.2	$70.6

In 2020, the fair value of investments categorized as level 3 represent the plan's interest in private equity, hedge and property funds. The fair value for these assets is determined based on the NAV as reported by the underlying investment managers.

(a)     Real estate common collective trust. The objective of the real estate common collective trust (CCT) is to achieve long-term returns through investments in a broadly diversified portfolio of improved properties with stabilized occupancies. As of December 31, 2020, investments in this CCT, for U.S. plans, included approximately 36 percent office, 22 percent residential, 21 percent retail and 21 percent industrial, cash and other. As of December 31, 2019, investments in this CCT, for U.S. plans, included approximately 37 percent office, 21 percent residential, 24 percent retail and 18 percent industrial, cash and other. Investments in the real estate CCT can be redeemed once per quarter subject to available cash, with a 30-day notice.

(b)     Other common collective trusts. At December 31, 2020, approximately 41 percent of the other CCTs are invested in fixed income securities including approximately 25 percent in mortgage-backed securities, 55 percent in corporate bonds and 20 percent in U.S. Treasury and other. Approximately 33 percent of the other CCTs at December 31, 2020 are invested in Russell 1000 Fund large cap index funds, 16 percent in S&P Mid Cap 400 index funds and 10 percent in emerging markets equity fund. At December 31, 2019, approximately 44 percent of the other CCTs are invested in fixed-income securities including approximately 24 percent in mortgage-backed securities, 46 percent in corporate bonds and 30 percent in U.S. Treasury and other. Approximately 31 percent of the other CCTs at December 31, 2019 are invested in Russell 1000 Fund large cap index funds, 15 percent in S&P Mid Cap 400 index funds and 10 percent in emerging markets equity fund.. Investments in all common collective trust securities can be redeemed daily.

(c)     Multi-strategy hedge funds. The objective of the multi-strategy hedge funds is to diversify risks and reduce volatility. At December 31, 2020 and 2019, investments in this class for U.S. plans include approximately 40 percent and 41 percent long/short equity, respectively, 26 percent and 34 percent arbitrage and event investments, respectively, and 34 percent and 25 percent in directional trading, fixed income and other, respectively. Investments in the multi-strategy hedge fund can be redeemed semi-annually with a 95-day notice.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2020
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
(d)     Private equity funds. The objective of the private equity funds is to achieve long-term returns through investments in a diversified portfolio of private equity limited partnerships that offer a variety of investment strategies, targeting low volatility and low correlation to traditional asset classes. As of December 31, 2020 and 2019, investments in these private equity funds include approximately 46 percent and 44 percent, respectively, in buyout private equity funds that usually invest in mature companies with established business plans, approximately 26 percent and 32 percent, respectively, in special situations private equity and debt funds that focus on niche investment strategies and approximately 28 percent and 24 percent respectively, in venture private equity funds that invest in early development or expansion of business. Investments in the private equity fund can be redeemed only with written consent from the general partner, which may or may not be granted. At December 31, 2020 and 2019 the Company had unfunded commitments of underlying funds $2.4.

(e)     Other alternative investments. Following the Acquisition, the Company’s plan assets were expanded with a combination of insurance contracts, multi-strategy investment funds and company-owned real estate. The fair value for these assets is determined based on the NAV as reported by the underlying investment manager, insurance companies and the trustees of the CTA.

The following table represents the amortization amounts expected to be recognized during 2021:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits
Amount of net loss (gain)	$9.0	$0.1	$0.3

The Company contributed $27.8 to its retirement and other benefit plans, including contributions to the nonqualified plan and benefits paid from company assets. In 2020, the Company received a reimbursement of $13.5 from the CTA assets to the Company for benefits paid directly from company assets during the year ended December 31, 2020. The Company expects to contribute approximately $0.9 to its other post-retirement benefit plan and expects to contribute approximately $34.5 to its retirement plans, including the nonqualified plan, as well as benefits payments directly from the Company during the year ending December 31, 2021. The Company anticipates reimbursement of approximately $17 for certain benefits paid from its trustee in 2021. The following benefit payments, which reflect expected future service, are expected to be paid:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits	Other Benefits after Medicare Part D Subsidy
2021	$29.4	$26.3	$0.9	$0.8
2022	$30.1	$23.1	$0.9	$0.8
2023	$30.7	$25.2	$0.8	$0.8
2024	$31.2	$24.0	$0.8	$0.8
2025	$31.7	$27.1	$0.8	$0.8
2026-2029	$162.3	$132.3	$3.9	$3.7

Retirement Savings Plan. The Company offers employee 401(k) savings plans (Savings Plans) to encourage eligible employees to save on a regular basis by payroll deductions. The Company match is determined by the Board of Directors and evaluated at least annually. Total Company match was $6.9, $0.7 and $10.3 for the years ended December 31, 2020, 2019 and 2018, respectively. In January 2019, the Company suspended its match to the Savings Plans. In January 2020, the Company reinstated its match to the Savings Plans. The Company's basic match is now 50 percent on the first 6 percent of a participant's qualified contributions, subject to IRS limits.

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

NOTE 16: LEASES

The Company utilizes lease agreements to meet its operating needs. These leases support global staff via the use of office space, warehouses, vehicles and IT equipment. The Company utilizes both operating and finance leases in its portfolio of leased assets, however, the majority of these leases are classified as operating. A significant portion of the volume of the lease portfolio is in fleet vehicles and IT office equipment; however, real estate leases constitute a majority of the value of the right-

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2020
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
of-use (ROU) assets. Lease agreements are utilized worldwide, with the largest location concentration in the United States, Germany and India.

The Company made the following elections related to the January 1, 2019 adoption of ASU No. 2016-02, Leases:

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

The following table summarizes the weighted-average remaining lease terms and discount rates related to the Company's lease population:

	December 31, 2020	December 31, 2019
Weighted-average remaining lease terms (in years)
Operating leases	4.2	3.6
Finance leases	3.7	2.2
Weighted-average discount rate
Operating leases	11.0%	11.8%
Finance leases	10.6%	20.8%

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2020
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
hours in operation. These amounts typically become known when the invoice is received, which is when expense is recognized. In rare circumstances, the Company's lease agreements may contain residual value guarantees. The Company's lease agreements do not contain any restrictions or covenants, such as those relating to dividends or incurring additional financial obligations.

During the fourth quarter of 2020, the Company signed lease agreements for a new corporate headquarters in Hudson, Ohio, as well as for an updated manufacturing facility in North Canton, Ohio. These leases have not reached their commencement date, but have 15-year terms and have cumulative initial annual lease obligations of $1.9. Otherwise, at December 31, 2020, the Company did not have any material leases that have not yet commenced.

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

The following table summarizes the components of lease expense for the years ended December 31:

	2020	2019	2018
Lease expense
Operating lease expense	$93.6	$109.0	$123.2
Finance lease expense
Amortization of ROU lease assets	$1.5	$0.7	$—
Interest on lease liabilities	$0.5	$0.4	$—
Variable lease expense	$8.0	$13.2	$—

The following table summarizes the maturities of lease liabilities:

	Operating	Finance
2021	$67.5	$2.2
2022	42.2	1.5
2023	25.0	0.6
2024	16.4	0.6
2025	11.3	0.5
Thereafter	21.2	0.3
Total	183.6	5.7
Less: Present value discount	(34.8)	(0.8)
Lease liability	$148.8	$4.9

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2020
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
The following table summarizes the cash flow information related to leases:

	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating - operating cash flows	$94.4	$106.7
Finance - financing cash flows	$1.6	$0.4
Finance - operating cash flows	$0.7	$0.6
ROU lease assets obtained in the exchange for lease liabilities:
Operating leases	$37.4	$85.0
Finance leases	$4.0	$3.0

The following table summarizes the balance sheet information related to leases:

	December 31, 2020	December 31, 2019
Assets
Operating	$143.3	$167.5
Finance	5.2	2.4
Total leased assets	$148.5	$169.9

Current liabilities
Operating	$55.7	$62.8
Finance	1.9	0.9
Noncurrent liabilities
Operating	93.1	106.4
Finance	3.0	1.4
Total lease liabilities	$153.7	$171.5

Finance leases are included in other assets, other current liabilities and other liabilities on the consolidated balance sheets.

NOTE 17: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages certain economic risks, including interest rate and foreign exchange rate risk, through the use of derivative financial instruments. The Company’s derivative foreign currency instruments are used to manage differences in the amount of the Company’s known or expected cash receipts and cash payments principally related to the Company’s non-functional currency assets and liabilities. The Company's interest rate derivatives are used to manage interest expense on variable interest rate borrowings.

The Company uses derivatives to mitigate the economic consequences associated with fluctuations in currencies and interest rates. The following table summarizes the gain (loss) recognized on derivative instruments:

Derivative instrument	Classification on consolidated statement of operations	2020	2019	2018
Interest rate swaps and non-designated hedges	Interest expense	$(14.3)	$(3.4)	$(2.9)
Foreign exchange forward contracts and cash flow hedges	Net sales	1.2	0.4	2.4
Foreign exchange forward contracts and cash flow hedges	Cost of sales	—	—	0.6
Foreign exchange forward contracts and cash flow hedges	Foreign exchange gain (loss), net	(30.9)	5.0	(10.4)
Total		$(44.0)	$2.0	$(10.3)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2020
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
FOREIGN EXCHANGE

Non-Designated Hedges. A substantial portion of the Company’s operations and revenues are international. As a result, changes in foreign exchange rates can create substantial foreign exchange gains and losses from the revaluation of non-functional currency monetary assets and liabilities. The Company’s policy allows the use of foreign exchange forward contracts with maturities of up to 24 months to mitigate the impact of currency fluctuations on those foreign currency asset and liability balances. The Company elected not to apply hedge accounting to its foreign exchange forward contracts. Thus, spot-based gains/losses offset revaluation gains/losses within foreign exchange loss, net and forward-based gains/losses represent interest expense or income. The fair value of the Company’s non-designated foreign exchange forward contracts was $0.3 and $(0.4) as of December 31, 2020 and 2019, respectively.

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

Procomp Amazonia Industria Electronica S.A. is a BRL-functional-currency subsidiary of Diebold Nixdorf, Incorporated that, on a routine basis and in the normal course of business, makes inventory purchases that are denominated in USD. Upon the completion of customs clearance, accounts payable and inventory are recorded using the daily spot USD-BRL exchange rate, and released to cost of goods sold as inventory is sold. Such expenses expose the Company to exchange rate fluctuations between BRL and USD until the accounts payable and inventory is recorded. To hedge this risk, the Company enters into and designates certain foreign currency forward contracts to sell BRL and buy USD as cash flow hedges of the Company’s USD denominated inventory purchases.

Derivative instruments are recorded on the balance sheet at fair value. For transactions designated as cash flow hedges, the effective portion of changes in the fair value are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged forecasted transactions impact earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. As of December 31, 2020, the Company had the following outstanding foreign currency derivatives that were used to hedge its foreign exchange risks:

Foreign Currency Derivative	Number of Instruments	Notional Sold		Notional Purchased
Currency forward agreements (USD-BRL)	6	70.0	BRL	12.7	USD

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

In March 2020 and September 2019, the Company entered into multiple pay-fixed receive-variable interest rate swaps with an aggregate notional amount of $250.0 and $500.0, respectively. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company estimates that a minimal amount will be reclassified as a decrease to interest expense over the next year.

As a result of the Company's refinancing activities in July 2020 (refer to Note 11: Debt), the Company terminated $625.0 of interest rate hedges for a termination payout of $6.2.

Other than noted above, the Company does not use derivatives for trading or speculative purposes and currently does not have any additional derivatives that are not designated as hedges.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2020
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
NOTE 18: FAIR VALUE OF ASSETS AND LIABILITIES

Assets and Liabilities Recorded at Fair Value

Assets and liabilities subject to fair value measurement by fair value level and recorded at fair value are as follows:

	Classification on consolidated balance sheets	December 31, 2020			December 31, 2019
		Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets
Certificates of deposit	Short-term investments	$37.2	$37.2	$—	$10.0	$10.0	$—
Assets held in rabbi trusts	Securities and other investments	6.6	6.6	—	6.2	6.2	—
Foreign exchange forward contracts	Other current assets	1.7	—	1.7	2.9	—	2.9
Interest rate swaps	Other current assets	—	—	—	1.7	—	1.7
Interest rate swaps	Securities and other investments	—	—	—	0.1	—	0.1
Total		$45.5	$43.8	$1.7	$20.9	$16.2	$4.7

Liabilities
Foreign exchange forward contracts	Other current liabilities	$2.7	$—	$2.7	$2.9	$—	$2.9
Interest rate swaps	Other current liabilities	3.0	—	3.0	2.3	—	2.3
Deferred compensation	Other liabilities	6.6	6.6	—	6.2	6.2	—
Total		$12.3	$6.6	$5.7	$11.4	$6.2	$5.2

The Company uses the end of the period when determining the timing of transfers between levels. During each of the years ended December 31, 2020 and 2019, there were no transfers between levels.

The carrying amount of the Company's debt instruments approximates fair value except for the 2024 Senior Notes and the 2025 Senior Secured Notes. The fair value is summarized as follows:

	December 31, 2020		December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
2024 Senior Notes	$400.0	$400.0	$387.0	$400.0
2025 Senior Secured Notes - USD	$778.8	$700.0	$—	$—
2025 Senior Secured Notes - EUR	$466.0	$429.5	$—	$—

Refer to Note 11: Debt for further details surrounding long-term debt as of December 31, 2020. Additionally, the Company remeasures certain assets to fair value, using Level 3 measurements, as a result of the occurrence of triggering events. There was no significant assets or liabilities that were remeasured at fair value on a non-recurring basis during the periods presented.

NOTE 19: COMMITMENTS AND CONTINGENCIES

Contractual Obligations

At December 31, 2020, the Company purchase commitments due within one year were minimal for materials and services through contract manufacturing agreements at negotiated prices. The amounts purchased under these obligations were minimal in 2020. The Company guarantees a fixed cost of certain products used in production to its strategic partners. Variations in the products costs are absorbed by the Company.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2020
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

At December 31, 2020, the Company was a party to several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the consolidated financial statements would not be materially affected by the outcome of these indirect tax claims and/or proceedings or asserted claims.

In addition to these routine indirect tax matters, the Company was a party to the proceedings described below:

The Company has challenged multiple customs rulings in Thailand seeking to retroactively collect customs duties on previous imports of ATMs. In August 2017, March, 2019, August 2019 and May 2020 the Supreme Court of Thailand ruled in the Company’s favor; finding each time that Customs' attempt to collect duties for importation of ATMs is improper. The surviving matters are immaterial and the Company believes a loss is not probable and accordingly, does not have any amount accrued for this contingency.

A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated accrual. The Company estimated the aggregate risk at December 31, 2020 to be up to $74.0 for its material indirect tax matters. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire.

Legal Contingencies

At December 31, 2020, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate were considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims.

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

The second appraisal proceeding relates to the cash merger squeeze-out of minority shareholders of Diebold Nixdorf AG in 2019. The squeeze-out appraisal proceeding was filed by former minority shareholders of Diebold Nixdorf AG challenging the adequacy of the cash exit compensation of €54.80 per Diebold Nixdorf AG share (of which 1.4 shares were then outstanding) in connection with the merger squeeze-out.

In both appraisal proceedings, a court ruling would apply to all Diebold Nixdorf AG shares outstanding at the time when the DPLTA or the merger squeeze-out, respectively, became effective. Any cash compensation received by former Diebold Nixdorf AG shareholders in connection with the merger squeeze-out would be netted with any higher cash compensation such shareholder may still claim in connection with the DPLTA appraisal proceeding. While the Company believes that the compensation offered in connection with the DPLTA and the merger squeeze-out was in both cases fair, it notes that German courts often adjudicate increases of the cash compensation to plaintiffs in varying amounts in connection with German appraisal proceedings. Therefore, the Company cannot rule out that the first instance court or an appellate court may increase the cash

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2020
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
compensation also in these appraisal proceedings. The Company, however, is convinced that its defense in both appraisal proceedings which are still at preliminary stages is supported by strong sets of facts and the Company vigorously defends itself in these matters.

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
FORM 10-K as of December 31, 2020
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
The following tables represent information regarding the Company’s segment information and provides a reconciliation between segment operating profit and the consolidated income (loss) before income taxes for the years ended December 31:

	2020	2019	2018
Net sales summary by segment
Eurasia Banking	$1,431.1	$1,649.8	$1,800.2
Americas Banking	1,419.4	1,604.1	1,515.7
Retail	1,051.8	1,154.8	1,262.7
Total customer revenues	$3,902.3	$4,408.7	$4,578.6

Intersegment revenues
Eurasia Banking	$111.8	$168.3	$161.1
Americas Banking	11.3	15.5	13.8
Total intersegment revenues	$123.1	$183.8	$174.9

Segment operating profit
Eurasia Banking	$177.8	$169.3	$150.1
Americas Banking	191.0	119.7	17.2
Retail	77.6	58.3	47.1
Total segment operating profit	$446.4	$347.3	$214.4

Corporate charges not allocated to segments (1)	$(91.0)	$(79.4)	$(52.1)
Impairment of assets	(7.5)	(30.2)	(180.2)
Restructuring and DN Now transformation expenses	(181.8)	(114.8)	(79.3)
Net non-routine expense	(142.1)	(149.5)	(228.4)
	(422.4)	(373.9)	(540.0)
Operating profit (loss)	24.0	(26.6)	(325.6)
Other expense	(293.5)	(202.3)	(152.7)
Loss before taxes	$(269.5)	$(228.9)	$(478.3)

(1)    Corporate charges not allocated to segments include headquarter-based costs associated with procurement, human resources, compensation and benefits, finance and accounting, global development/engineering, global strategy/mergers and acquisitions, global IT, tax, treasury and legal.

Net non-routine expense consists of items that the Company has determined are non-routine in nature and not allocated to the reportable operating segments. Net non-routine expense of $142.1 for the year ended December 31, 2020 was due to purchase accounting pre-tax charges for amortization of acquired intangibles of $82.9, charges from a loss-making contract related to a discontinued offering of $25.5, legal, consulting and deal expenses, including gains/losses on divestitures, of $19.7, and other matters of $14.0. Net non-routine expense of $149.5 for the year ended December 31, 2019 was due to purchase accounting pre-tax changes for amortization of acquired intangibles of $93.3, legal, consulting and deal expenses, including gains/losses on divestitures, of $26.8 and inventory charges of $12.8, and other matters of $16.6. Net non-routine expense of $228.4 for the year ended December 31, 2018 was due to the inventory provision of $74.5 in cost of sales, acquisition integration expenses of $47.2 primarily within selling and administrative expense and purchase accounting pre-tax charges for amortization of acquired intangibles of $113.4.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2020
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
The following table presents information regarding the Company’s segment net sales by service and product solution:

	2020	2019	2018
Eurasia Banking
Services	$819.0	$993.6	$1,111.8
Products	612.1	656.2	688.4
Total Eurasia Banking	1,431.1	1,649.8	$1,800.2
Americas Banking
Services	962.9	1,002.5	$1,025.8
Products	456.5	601.6	489.9
Total Americas Banking	1,419.4	1,604.1	$1,515.7
Retail
Services	582.6	612.0	$651.9
Products	469.2	542.8	610.8
Total Retail	1,051.8	1,154.8	$1,262.7
Total	$3,902.3	$4,408.7	$4,578.6

The Company had no customers that accounted for more than 10 percent of total net sales in 2020, 2019 and 2018.

Below is a summary of net sales by point of origin for the years ended December 31:

	2020	2019	2018
Americas
United States	$974.7	$1,024.7	$1,047.7
Other Americas	502.9	654.6	556.7
Total Americas	1,477.6	1,679.3	1,604.4
EMEA
Germany	764.3	872.5	876.2
Other EMEA	1,282.0	1,400.4	1,583.8
Total EMEA	2,046.3	2,272.9	2,460.0
AP
Total AP	378.4	456.5	514.2
Total net sales	$3,902.3	$4,408.7	$4,578.6

Below is a summary of property, plant and equipment, net by geographical location as of December 31:

	2020	2019
Property, plant and equipment, net
United States	$25.5	$62.4
Germany	118.8	129.3
Other international	33.2	39.8
Total property, plant and equipment, net	$177.5	$231.5

In the following table, revenue is disaggregated by timing of revenue recognition at December 31:

Timing of revenue recognition	2020	2019
Products transferred at a point in time	39%	41%
Products and services transferred over time	61%	59%
Net sales	100%	100%

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2020
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
NOTE 21: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents selected unaudited quarterly financial information for the years ended December 31:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2020	2019	2020	2019	2020	2019	2020	2019
Net sales	$910.7	$1,028.1	$890.5	$1,150.2	$995.2	$1,078.8	$1,105.9	$1,151.6
Gross profit	$226.8	$246.1	$247.6	$279.2	$284.1	$271.4	$276.5	$270.4
Net loss	$(93.4)	$(131.9)	$(23.1)	$(55.3)	$(100.9)	$(34.8)	$(50.4)	$(122.6)
Net income (loss) attributable to noncontrolling interests	(0.6)	0.8	0.6	(5.0)	0.5	0.9	0.8	—
Net loss attributable to Diebold Nixdorf, Incorporated	$(92.8)	$(132.7)	$(23.7)	$(50.3)	$(101.4)	$(35.7)	$(51.2)	$(122.6)

Net income (loss) attributable to Diebold Nixdorf, Incorporated
Basic and diluted (loss) per share	$(1.20)	$(1.74)	$(0.31)	$(0.66)	$(1.31)	$(0.46)	$(0.66)	$(1.60)

Basic and diluted weighted-average shares outstanding	77.2	76.4	77.6	76.7	77.7	76.8	77.7	76.8

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

(a)MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Under the supervision of the CEO and CFO and Board of Directors, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control-Integrated Framework (2013 framework)” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2020.

KPMG LLP, the Company’s independent registered public accounting firm, has issued an auditor’s report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. This report is included in Item 8 of this annual report on Form 10-K.

(b)CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the fourth quarter ended December 31, 2020, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Service Agreements with Ulrich Näher and Olaf Heyden

On February 24, 2021, Diebold Nixdorf, Incorporated (the “Company”) entered into new service agreements (the “Service Agreements”) with each of Dr. Ulrich Näher and Olaf Heyden, the Company’s Senior Vice President, Chief Commercial Officer, and Senior Vice President, Chief Operating Officer, respectively. These agreements expire on February 24, 2024 and provide for the following annual compensation: (1) a fixed base salary of €496,203 and €508,305, respectively; (2) a short-term cash incentive opportunity under our annual incentive plan and a long-term incentive opportunity under our long-term incentive plan; (3) certain pension benefits pursuant to the Service Agreements and the Wincor Nixdorf International GmbH pension directive (with yearly pension benefit contribution commitments of €50,000); and (4) certain non-performance-based fringe benefits, which include accident and liability insurance, health insurance, and directors and officers insurance premiums paid by the Company, financial planning services, and monthly car allowance.

The short-term cash incentive award under our annual incentive plan is dependent on the attainment of specific targets set by the Company at the beginning of each fiscal year. If performance is achieved at target, Dr. Näher and Mr. Heyden will receive an amount equal to 100% of their fixed base salary as compensation under our annual incentive plan. With respect to the long-term incentive compensation, Dr. Näher and Mr. Heyden are eligible for awards based on 175% and 200% of annual base salary at target, respectively.

Dr. Näher and Mr. Heyden are also subject to (1) a 12 month post-contractual non-competition obligation in which they will be compensated with 50% of their contractual benefits last received (without taking into account the long-term incentive component, pension contributions, and the non-cash benefit of the company car and subject to certain offsetting payments); and (2) the non-competition obligations provided under German law and may not, among other things, without prior written approval, work for a company or a third party which is a competitor. In addition, Dr. Näher and Mr. Heyden are subject to a 12 month post-contractual non-solicitation obligation in which they may not, among other things, solicit key employees of the Company.

The Service Agreements provide for certain payments and benefits in the event of qualifying terminations of employment that are consistent with their prior agreements. In addition, the Service Agreements also provide for certain payments and benefits in the event of a termination following a change in control (as defined in the Service Agreements) that are consistent with the Company’s existing program. Any change in control benefits are paid only following both (1) a change in control (as defined in the Service Agreements) and (2) a termination of the executive’s employment without cause by the Company, or by him with good reason (as such terms are defined in the Service Agreements) in the three-year period following a change in control. Under such circumstances, Dr. Näher and Mr. Heyden may be eligible for (1) a lump sum payment equal to two times base salary and target cash bonus, (2) the acceleration of outstanding equity awards, (3) payment of outstanding performance awards at target, (4) two years of continued participation in the nongovernmental/supplemental Company health and benefit plans, and (5) a lump sum payment in an amount equal to the additional benefits Dr. Näher and Mr. Heyden would have accrued under the German pension plan, each qualified or nonqualified pension, profit sharing, deferred compensation or supplemental plan for one additional year of service, provided he was fully vested prior to termination.

The foregoing descriptions of the Service Agreements do not purport to be complete, and are qualified in their entirety by reference to the full text of the Service Agreements, copies of which is filed as Exhibits 10.26 and 10.28 hereto and are incorporated herein by reference.

Award Agreement with Jeffrey Rutherford

On February 23, 2021, the People and Compensation Committee (the “Committee”) of Diebold Nixdorf, Incorporated (the “Company”) granted a performance-based, multi-year equity incentive award to Senior Vice President and Chief Financial Officer Jeffrey Rutherford under the Company’s shareholder-approved 2017 Equity and Performance Incentive Plan. This grant of 253,992 performance units has a four-year performance period, with potential vesting in annual increments based on achievement of performance metrics designed to increase shareholder value during such annual period. This award is an integral component of the Company's strategy to retain Mr. Rutherford and to better align his compensation with peers while incentivizing growth in levered free cash flow, revenue, and the return on invested capital (ROIC).

The performance units can be earned, if at all, upon achievement of specified performance objectives during the 2021 to 2024 performance period. These objectives are aligned and consistent with the Company's earnings release and presentation, on February 10, 2021, regarding longer-term financial targets. Subject to achievement at target on each of the goals, a proportionate number of performance units will vest annually in 20% tranches following the first three years, with 40% vesting following the fourth year of the performance period. No additional performance units will be earned for results in excess of target level.

The performance objectives that were established for this incentive award complement the metrics selected by the People and Compensation Committee for both the executive's 2021 Annual Incentive Plan award and his 2021 performance-based equity award under the Company's long-term incentive compensation program. The 2021 Annual Incentive Plan will be funded based on performance against pre-established targets for unlevered free cash flow and operating profit. The 2021-2023 performance-based equity incentive awards will be earned based on targets for levered free cash flow and revenue over the three-year performance period. The People and Compensation Committee believes that, collectively, these two programs and the special performance-based equity award granted on February 23, 2021 align the interests of the Company's CFO with the long-term interests of shareholders.

The foregoing description is qualified by reference to the full text of the award agreement, a copy of which is attached hereto as Exhibit 10.44 and incorporated herein by reference.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors of the Company, including the audit committee and the designated audit committee financial experts, is included in the Company’s proxy statement for the 2021 Annual Meeting of Shareholders (the 2021 Annual Meeting) and is incorporated herein by reference. Information with respect to any material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors is included in the Company’s proxy statement for the 2021 Annual Meeting and is incorporated herein by reference. The following table summarizes information regarding executive officers of the Company:

Name, Age, Title and Year Elected to Present Office	Other Positions Held Last Five Years
Gerrard B. Schmid - 52 President and Chief Executive Officer Year elected: 2018	2012-February 2018: Chief Executive Officer and Director of D+H Corporation (global payments and technology provider)
Jeffrey L. Rutherford - 60 Senior Vice President, Chief Financial Officer Year elected: 2019
October 2018-January 2019: Interim Chief Financial Officer for Diebold Nixdorf, Incorporated; 2017-October 2018: Chairman, Interim President and Interim Chief Executive Officer for Edgewater Technology, Inc. (technology consulting firm); 2014-2016: Vice President and Chief Financial Officer for Ferro Corporation (international coatings manufacturing)

Jonathan B. Leiken — 49 Senior Vice President, Chief Legal Officer and General Counsel Year elected: 2014	2008-May 2014: Partner, Jones Day (global legal services)
Olaf Heyden — 57 Senior Vice President, Chief Operating Officer Year elected: 2016	2013-August 2016: Executive Vice President, Software and Services, and a member of the executive board for Wincor Nixdorf AG
Ulrich Näher — 55 Senior Vice President, Chief Commercial Officer Year elected: 2016
March 2016-August 2016: Executive Vice President of Systems Business and member of the board of directors for Wincor Nixdorf AG; 2015-March 2016: Senior Vice President of Research and Development at Wincor Nixdorf AG; 2006-2015: Senior Partner at McKinsey and Company (management and consulting)

Manish Choudhary – 46 Senior Vice President, Software Year elected: 2020
2018-March 2020: Senior Vice President and GM Products & Strategy, Sending Technology Solutions for Pitney Bowes, Inc. (global technology company, software solutions); 2017-March 2020: Chairman Pitney Bowes Software India (software solutions); 2016-2018: Senior Vice President, Global Innovation & Engineering Pitney Bowes, Inc. (global technology company) and Managing Director, Pitney Bowes Software (software solutions)

Elizabeth Patrick – 53 Senior Vice President, Chief People Officer Year elected: 2019
July 2014-March 2019: Vice President and Chief Human Resources Officer for Veritiv Corporation (distribution and packaging company); October 2012-July 2014: Vice President of Human Resources for International Paper/xpedx (International Paper is a paper and pulp manufacturer, xpedx was the distribution arm)

There are no family relationships, either by blood, marriage or adoption, between any of the executive officers and directors of the Company.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Information with respect to Section 16(a) beneficial ownership reporting compliance is included in the Company’s proxy statement for the 2021 Annual Meeting and is incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

Information with respect to executive officers' and directors' compensation is included in the Company’s proxy statement for the 2021 Annual Meeting and is incorporated herein by reference. Information with respect to compensation committee interlocks and insider participation and the compensation committee report is included in the Company’s proxy statement for the 2021 Annual Meeting and is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management is included in the Company’s proxy statement for the 2021 Annual Meeting and is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
Stock options	2,713,617	$14.30	N/A
Restricted stock units	1,943,005	N/A	N/A
Performance shares	45,156	N/A	N/A
Non-employee director deferred shares	29,685	N/A	N/A
Deferred compensation	815	N/A	N/A
Total equity compensation plans approved by security holders	4,732,278	$14.30	4,900,000

In column (b), the weighted-average exercise price is only applicable to stock options. In column (c), the number of securities remaining available for future issuance for stock options, restricted stock units, performance shares and non-employee director deferred shares is approved in total and not individually.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions and director independence is included in the Company’s proxy statement for the 2021 Annual Meeting and is incorporated herein by reference.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accountant fees and services is included in the Company’s proxy statement for the 2021 Annual Meeting and is incorporated herein by reference.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Documents filed as a part of this annual report on Form 10-K.
•Reports of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets at December 31, 2020 and 2019
•Consolidated Statements of Operations for the Years Ended December 31, 2020, 2019 and 2018
•Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2020, 2019 and 2018
•Consolidated Statements of Equity for the Years Ended December 31, 2020, 2019 and 2018
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018
•Notes to Consolidated Financial Statements
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
4.1 (i)
Indenture, dated as of April 19, 2016, among Diebold, Incorporated, as issuer, the subsidiaries of Diebold, Incorporated named therein as guarantors and U.S. Bank National Association, as trustee (including Form of 8.5% Senior Notes due 2024) — incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on April 19, 2016 (Commission File No. 1-4879)

4.1 (ii)
First Supplemental Indenture, dated as of November 29, 2018, among Diebold Nixdorf, Incorporated, the Guaranteeing Subsidiaries named therein and U.S. Bank National Association, as trustee — incorporated by reference to Exhibit 4.1(ii) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 (Commission File No. 1-4879)

4.1 (iii)
Second Supplemental Indenture, dated as of February 29, 2019, among Diebold Nixdorf, Incorporated, the Guaranteeing Subsidiary named therein and U.S. Bank National Association, as trustee — incorporated by reference to Exhibit 4.1(iii) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 (Commission File No. 1-4879)

4.2 (i)
Indenture, dated as of July 20, 2020, among Diebold Nixdorf, Incorporated, as issuer, the subsidiaries of Diebold Nixdorf, Incorporated named therein as guarantors, and U.S. Bank National Association, as trustee and notes collateral agent, relating to Diebold Nixdorf, Incorporated's 9.375% Senior Secured Notes due 2025 (including Form of 9.375% Senior Secured Notes due 2025) – incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on July 24, 2020 (Commission File No. 1-4879)

4.3 (i)
Indenture, dated as of July 20, 2020, among Diebold Nixdorf Dutch Holding B.V., as issuer, Diebold Nixdorf, Incorporated, as guarantor, the subsidiaries of Diebold Nixdorf, Incorporated named therein as guarantors, Euroclear Financial Services DAC, as paying agent, transfer agent and registrar, and U.S. Bank National Association, as trustee, and U.S. Bank Trustees Limited, as notes collateral agent, relating to Diebold Nixdorf Dutch Holding B.V.'s 9.000% Senior Secured Notes due 2025 (including Form of 9.000% Senior Secured Notes due 2025) – incorporated by reference to Exhibit 4.3 to Registrant's Current Report on Form 8-K filed on July 24, 2020 (Commission File No. 1-4879)

4.4	Description of Securities of Diebold Nixdorf, Incorporated
*10.1(iii)	Form of Employee Agreement — incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (Commission File No. 1-4879)
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
Amendment to 401(k) Restoration Supplemental Executive Retirement Plan — incorporated by reference to Exhibit 10.2(vii) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 (Commission File No. 1-4879)

*10.3
Deferred Compensation Plan No. 2 for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7(iv) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.4
Amended and Restated 1991 Equity and Performance Incentive Plan as Amended and Restated as of April 13, 2009 — incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 29, 2009 (Commission File No. 1-4879)

*10.5(i)
Form of Deferred Compensation Agreement and Amendment No. 1 to Deferred Compensation Agreement — incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 1-4879)

*10.5(ii)	Deferred Incentive Compensation Plan No. 2 — incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)
*10.6(iii)
Section 162(m) Deferred Compensation Agreement (as amended and restated January 29, 1998) — incorporated by reference to Exhibit 10.13 (ii) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Commission File No. 1-4879)

*10.7	Deferral of Stock Option Gains Plan — incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 1-4879)
10.8(i)
Credit Agreement, dated as of November 23, 2015, among Diebold, Incorporated, the subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent — incorporated by reference to Exhibit 10.1 to Registrant’s Amendment No. 1 to Registration Statement on Form S-4/A filed on January 8, 2016 (Registration No. 333-208186)

10.8(ii)
Replacement Facilities Effective Date Amendment, dated as of December 23, 2015, among Diebold, Incorporated, and the subsidiary borrower party thereto, the guarantors party thereto, JPMorgan Chase Bank, N.A, as administrative agent, and the lenders party thereto — incorporated by reference to Exhibit 10.2 to Registrant’s Amendment No. 1 to Registration Statement on Form S-4/A filed on January 8, 2016 (Registration No. 333-208186)

10.8(iii)
Second Amendment to Credit Agreement, dated as of May 6, 2016, among Diebold, Incorporated, the subsidiary borrowers party thereto, the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto — incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 12, 2016 (Commission File No. 1-4879)

10.8(iv)
Third Amendment to Credit Agreement, dated as of August 16, 2016, between Diebold, Incorporated and JPMorgan Chase Bank, N.A., as administrative agent — incorporated by reference to Exhibit 10.34 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (Commission File No. 1-4879)

10.8(v)
Fourth Amendment to Credit Agreement, dated as of February 14, 2017, between Diebold, Incorporated and JP Morgan Chase Bank, N.A. as administrative agent — incorporated by reference to Exhibit 10.9(v) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 (Commission File No. 1-4879)

10.8(vi)
Incremental Amendment to Credit Agreement, dated as of May 9, 2017, among Diebold Nixdorf, Incorporated, the subsidiary borrowers party thereto, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent — incorporated by reference to Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (Commission File No. 1-4879)

10.8(vii)
Fifth Amendment, dated as of April 17, 2018, among Diebold Nixdorf, Incorporated, the subsidiary borrower party thereto, the guarantor party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent — incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 20, 2018 (Commission File No. 1-4879)

10.8(viii)
Sixth Amendment and Incremental Amendment, dated as of August 31, 2018, among Diebold Nixdorf, Incorporated, the subsidiary borrowers party thereto, the guarantor party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent — incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on September 4, 2018 (Commission File No. 1-4879)

10.8(ix)
Seventh Amendment, dated August 7, 2019, among Diebold Nixdorf, Incorporated, the subsidiary borrowers party thereto, the guarantor party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent - incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (Commission File No. 1-4879)

10.8(x)
Eighth Amendment, dated as of February 27, 2020, among Diebold Nixdorf, Incorporated, the subsidiary borrowers party thereto, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent — incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (Commission File No. 1-4879)

10.8(xi)
Ninth Amendment, dated as of July 20, 2020, by and among Diebold Nixdorf, Incorporated, as borrower, the subsidiary borrowers named therein, the guarantors party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent and the other institutions named on the signature pages thereto – incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on July 24, 2020 (Commission File No. 1-4879)

10.8(xii)
Tenth Amendment, dated as of November 6, 2020, by and among Diebold Nixdorf, Incorporated, as borrower, the subsidiary borrowers named therein, the guarantors party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent and other institutions named on the signature pages thereto.

10.9(i)
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

10.9(ii)
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

*10.10	Form of Non-Qualified Stock Option Agreement — incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on September 21, 2009 (Commission File No. 1-4879)
*10.11	Form of Restricted Share Agreement — incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on September 21, 2009 (Commission File No. 1-4879)
*10.12	Form of RSU Agreement — incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on September 21, 2009 (Commission File No. 1-4879)
*10.13	Form of Performance Share Agreement — incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on September 21, 2009 (Commission File No. 1-4879)
*10.15(i)	Diebold, Incorporated Annual Cash Bonus Plan — incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 16, 2010 (Commission File No. 1-4879)
*10.14(ii)	Diebold, Incorporated Annual Cash Bonus Plan — incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 28, 2015 (Commission File No. 1-4879)
*10.15(i)	Form of Deferred Shares Agreement — incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on September 21, 2009 (Commission File No. 1-4879)
*10.15(ii)	Form of Deferred Shares Agreement (2014) — incorporated by reference to Exhibit 10.17(ii) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (Commission File No. 1-4879)
*10.16	CEO Common Shares Award Agreement — incorporated by reference to Exhibit 4.5 to Registrant’s Registration Statement on Form S-8 filed on August 15, 2013 (Registration No. 333-190626)
*10.17	2014 Non-Qualified Stock Purchase Plan — incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 30, 2014 (Commission File No. 1-4879)
*10.18
Form of Long-Term Incentive Deferred Share Agreement (2014) — incorporated by reference to Exhibit 10.22 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (Commission File No. 1-4879)

*10.19	Form of Performance Share Agreement — incorporated by reference to Exhibit 10.27 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 1-4879)

*10.20	Form of Nonqualified Stock Option Agreement — incorporated by reference to Exhibit 10.28 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 1-4879)
*10.21
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

*10.23	Form of Restricted Share Agreement — incorporated by reference to Exhibit 10.31 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 1-4879)
*10.24
Domination and Profit and Loss Transfer Agreement, dated September 26, 2016, by and among Diebold Holding Germany Inc. & Co. KGaA and Wincor Nixdorf AG (English translation) — incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on September 29, 2016 (Commission File No. 1-4879)

*10.25(i)	Offer Letter - Olaf Heyden — incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (Commission File No. 1-4879)
*10.25(ii)	Olaf Heyden Amended Service Agreement — incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (Commission File No. 1-4879)
10.26	Service Agreement, dated February 24, 2021, by and between Diebold Nixdorf Holding Germany GmbH and Olaf Heyden
*10.27(i)	Offer Letter - Ulrich Näher — incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (Commission File No. 1-4879)
*10.27(ii)	Ulrich Näher Amended Service Agreement — incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (Commission File No. 1-4879)
*10.27(iii)
Dr. Ulrich Näher Amendment to management Board Member's Service Agreement — incorporated by reference to Exhibit 10.36 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 (Commission File No. 1-4879)

10.28	Service Agreement, dated February 24, 2021, by and between Diebold Nixdorf Holding Germany GmbH and Dr. Ulrich Näher
*10.29
Diebold Nixdorf, Incorporated 2017 Equity and Performance Incentive Plan, as amended May 1, 2020 incorporated by reference to Exhibit 10.13 to Registrant's Current Report on Form 8-K filed on May 7, 2020(Commission File No. 1-4879)

*10.30	Form of Non-Qualified Stock Option Agreement (2017 Plan) — incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 28, 2017 (Commission File No. 1-4879)
*10.31	Form of Restricted Share Agreement (2017 Plan) — incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on April 28, 2017 (Commission File No. 1-4879)
*10.32
Form of Restricted Stock Unit Agreement - Cliff Vest (2017 Plan) — incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on April 28, 2017 (Commission File No. 1-4879)

*10.33
Form of Restricted Stock Unit Agreement - Ratable Vest (2017 Plan) — incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on April 28, 2017 (Commission File No. 1-4879)

*10.34
Form of Restricted Stock Unit Agreement - Non-employee Directors (2017 Plan) — incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on April 28, 2017 (Commission File No. 1-4879)

*10.34	Form of Stock Appreciation Rights Agreement (2017 Plan) — incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed on April 28, 2017 (Commission File No. 1-4879)
*10.36	Form of Performance Shares Agreement (2017 Plan) — incorporated by reference to Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed on April 28, 2017 (Commission File No. 1-4879)
*10.37	Form of Performance Units Agreement (2017 Plan) — incorporated by reference to Exhibit 10.8 to Registrant’s Current Report on Form 8-K filed on April 28, 2017 (Commission File No. 1-4879)
*10.38	Form of Performance Cash Award Agreement (2017 Plan) — incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on February 1, 2019 (Commission File No. 1-4879)
*10.39
Offer Letter, dated February 21, 2018, by and between Diebold Nixdorf, Incorporated and Gerrard Schmid — incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 21, 2018 (Commission File No. 1-4879)

*10.40
Offer Letter, dated February 21, 2018, by and between Diebold Nixdorf, Incorporated and Gerrard Schmid — incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 21, 2018 (Commission File No. 1-4879)

*10.41
CEO Inducement Award Agreement, dated February 21, 2018, by and between Diebold Nixdorf, Incorporated and Gerrard Schmid — incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on February 21, 2018 (Commission File No. 1-4879)

*10.42
Change in Control Agreement, dated February 21, 2018, by and between Diebold Nixdorf, Incorporated and Gerrard Schmid — incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on February 21, 2018 (Commission File No. 1-4879)

*10.43
Independent Contractor Agreement, dated October 1, 2018, between Diebold Nixdorf, Incorporated and Jeffrey Rutherford — incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (Commission File No. 1-4879)

10.44	Performance Unit Award Agreement, dated February 23, 2021, by and between Diebold Nixdorf, Incorporated and Jeffrey Rutherford
*10.45
Nomination and Standstill Agreement, dated February 22, 2019, by and among the Registrant and the individuals and entities listed on Schedule I thereto - incorporated by reference to Registrant’s Current Report on Form 8-K filed on February 25, 2019 (Commission File No. 1-4879)

*10.46	Performance Share Unit Agreement - incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (Commission File No. 1-4879)
*10.47	Diebold Nixdorf, Incorporated 2020 Annual Incentive Plan
21.1	Subsidiaries of the Registrant as of December 31, 2020
22.1	List of Subsidiary Guarantors
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15(b) of this annual report on Form 10-K.

ITEM 16: FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIEBOLD NIXDORF, INCORPORATED
Date: March 1, 2021

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

Signature	Title	Date

/s/ Gerrard B. Schmid	President and Chief Executive Officer (Principal Executive Officer)	March 1, 2021
Gerrard B. Schmid

/s/ Jeffrey Rutherford	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2021
Jeffrey Rutherford

/s/ James Barna	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2021
James Barna

*	Director	March 1, 2021
Arthur F. Anton

*	Director	March 1, 2021
Bruce Besanko

*	Director	March 1, 2021
Reynolds C. Bish

*	Director	March 1, 2021
Ellen M. Costello

*	Director	March 1, 2021
Phillip R. Cox

*	Director	March 1, 2021
Alexander Dibelius

*	Director	March 1, 2021
Matthew Goldfarb

*	Director	March 1, 2021
Gary G. Greenfield

*	Director	March 1, 2021
Kent M. Stahl
*	Director	March 1, 2021
Lauren C. States

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of the Registrant and filed with the Securities and Exchange Commission on behalf of such officers and directors.

Date: March 1, 2021
*By:  /s/ Jonathan B. Leiken
Jonathan B. Leiken
Attorney-in-Fact