Form 10-Q
period 2021-03-31
DIEBOLD NIXDORF, Inc
filed 2021-05-10
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding as of May 5, 2021 was 78,228,257.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Form 10-Q

Part I – Financial Information
Item 1: Financial Statements

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share and per share amounts)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$234.8	$324.5
Short-term investments	21.3	37.2
Trade receivables, less allowances for doubtful accounts of $35.1 and $37.5, respectively	629.1	646.9
Inventories	538.7	498.2
Prepaid expenses	58.6	58.8
Current assets held for sale	63.8	64.7
Other current assets	246.6	227.0
Total current assets	1,792.9	1,857.3
Securities and other investments	10.4	10.3
Property, plant and equipment, net of accumulated depreciation and amortization of $538.3 and $536.1, respectively	156.7	177.5
Goodwill	771.4	800.4
Deferred income taxes	99.0	97.5
Customer relationships, net	370.4	407.9
Other assets	314.8	306.5
Total assets	$3,515.6	$3,657.4
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities
Notes payable	$11.0	$10.7
Accounts payable	546.9	499.9
Deferred revenue	365.8	346.8
Payroll and other benefits liabilities	201.4	226.6
Current liabilities held for sale	15.4	15.4
Other current liabilities	488.4	550.1
Total current liabilities	1,628.9	1,649.5
Long-term debt	2,270.7	2,335.7
Pensions, post-retirement and other benefits	205.9	228.7
Deferred income taxes	103.4	103.4
Other liabilities	146.7	152.6
Redeemable noncontrolling interests	—	19.2
Equity
Diebold Nixdorf, Incorporated shareholders' equity
Preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Common shares, $1.25 par value, 125,000,000 authorized shares, 94,438,989 and 93,534,866 issued shares, 78,209,484 and 77,678,984 outstanding shares, respectively	118.0	116.9
Additional capital	809.5	787.9
Retained earnings (accumulated deficit)	(750.4)	(742.3)
Treasury shares, at cost (16,229,505 and 15,855,882 shares, respectively)	(581.9)	(576.7)
Accumulated other comprehensive loss	(443.8)	(412.9)
Total Diebold Nixdorf, Incorporated shareholders' equity	(848.6)	(827.1)
Noncontrolling interests	8.6	(4.6)
Total equity	(840.0)	(831.7)
Total liabilities, redeemable noncontrolling interests and equity	$3,515.6	$3,657.4
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)
(in millions, except per share amounts)

	Three Months Ended
	March 31,
	2021	2020
Net sales
Services	$573.6	$587.8
Products	370.3	322.9
	943.9	910.7
Cost of sales
Services	389.6	437.5
Products	281.1	246.4
	670.7	683.9
Gross profit	273.2	226.8
Selling and administrative expense	203.4	222.1
Research, development and engineering expense	34.1	32.5
(Gain) loss on sale of assets, net	(0.5)	(1.8)
	237.0	252.8
Operating profit (loss)	36.2	(26.0)
Other income (expense)
Interest income	1.7	1.1
Interest expense	(48.7)	(48.0)
Foreign exchange gain, net	5.7	0.4
Miscellaneous, net	(0.7)	(0.9)
Loss before taxes	(5.8)	(73.4)
Income tax expense	1.2	20.0
Equity in (loss) earnings of unconsolidated subsidiaries	(1.1)	—
Net loss	(8.1)	(93.4)
Net (loss) income attributable to noncontrolling interests	—	(0.6)
Net loss attributable to Diebold Nixdorf, Incorporated	$(8.1)	$(92.8)

Basic and diluted weighted-average shares outstanding	78.0	77.2

Net loss attributable to Diebold Nixdorf, Incorporated
Basic and diluted loss per share	$(0.10)	$(1.20)
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in millions)

	Three Months Ended
	March 31,
	2021	2020
Net loss	$(8.1)	$(93.4)
Other comprehensive income (loss), net of tax
Translation adjustment	(35.3)	(96.6)
Foreign currency hedges (net of tax of $0.0 and $0.3, respectively)	1.6	0.7
Interest rate hedges
Net income (loss) recognized in other comprehensive income (net of tax of $0.4 and $(4.1), respectively)	2.1	(19.7)
Reclassification adjustment for amounts recognized in net income	(0.5)	4.5
	1.6	(15.2)
Pension and other post-retirement benefits
Net actuarial loss amortized (net of tax of $0.5 and $3.5, respectively)	2.6	6.8
Other	(0.9)	(1.2)
Other comprehensive loss, net of tax	(30.4)	(105.5)
Comprehensive loss	(38.5)	(198.9)
Less: Comprehensive income (loss) attributable to noncontrolling interests	0.5	(1.9)
Comprehensive loss attributable to Diebold Nixdorf, Incorporated	$(39.0)	$(197.0)
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Three Months Ended
	March 31,
	2021	2020
Cash flow from operating activities
Net loss	$(8.1)	$(93.4)
Adjustments to reconcile net loss to cash flow used by operating activities:
Depreciation and amortization	19.8	26.5
Amortization of Wincor Nixdorf purchase accounting intangible assets	19.9	21.4
Amortization of deferred financing costs into interest expense	4.3	5.6
Share-based compensation	3.5	4.0
(Gain) loss on sale of assets, net	(0.5)	(1.8)
Deferred income taxes	1.8	(14.1)
Changes in certain assets and liabilities
Trade receivables	(1.3)	(8.0)
Inventories	(60.2)	(33.9)
Accounts payable	64.1	47.3
Deferred revenue	32.2	66.4
Sales tax and net value added tax	(24.5)	(20.4)
Income taxes	(8.5)	31.8
Accrued salaries, wages and commissions	(18.9)	(46.4)
Restructuring	(10.6)	(4.8)
Warranty liability	(0.4)	(3.6)
Liabilities held for sale	—	(13.1)
Pension and post retirement benefits	(16.4)	(11.0)
Certain other assets and liabilities	(61.4)	(30.7)
Net cash provided (used) by operating activities	(65.2)	(78.2)
Cash flow from investing activities
Capital expenditures	(2.5)	(5.4)
Capitalized software development	(5.9)	(5.1)
Proceeds from divestitures, net of cash divested	—	(38.5)
Proceeds from maturities of investments	109.2	40.1
Payments for purchases of investments	(97.6)	(44.5)
Net cash provided (used) by investing activities	3.2	(53.4)
Cash flow from financing activities
Debt issuance costs	—	(3.8)
Revolving credit facility borrowings (repayments), net	(30.0)	385.9
Other debt borrowings	0.6	20.0
Other debt repayments	(2.4)	(83.1)
Contributions from noncontrolling interest holders	12.7	—
Other	(5.8)	(5.0)
Net cash provided (used) by financing activities	(24.9)	314.0
Effect of exchange rate changes on cash and cash equivalents	(1.8)	(15.6)
Change in cash and cash equivalents	(88.7)	166.8
Add: Cash included in assets held for sale at beginning of period	2.7	97.2
Less: Cash included in assets held for sale at end of period	3.7	32.8
Cash and cash equivalents at the beginning of the period	324.5	280.9
Cash and cash equivalents at the end of the period	$234.8	$512.1
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2021
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

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In addition, some of the Company’s statements in this Quarterly Report on Form 10-Q may involve risks and uncertainties that could significantly impact expected future results. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the full year.

The Company has reclassified the presentation of certain prior-year information to conform to the current presentation.

Recently Issued Accounting Guidance

The Company considers the applicability and impact of all Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board (FASB).

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes. The new guidance affects general principles within Topic 740, Income Taxes. The amendments of ASU 2019-12 are meant to simplify and reduce the cost of accounting for income taxes. The Company adopted the ASU during the first quarter of 2021 using a prospective approach. The adoption of the ASU did not have a material impact on the Company’s condensed consolidated financial statements.

In March 2020, the FASB issued guidance that provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by the transition away from reference rates expected to be discontinued to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into on or before December 31, 2022. The Company is currently evaluating the impact of this guidance on the Company’s condensed consolidated financial statements.

Note 2: Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per share includes the dilutive effect of potential common shares outstanding. Under the two-class method of computing earnings (loss) per share, non-vested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities. The Company’s participating securities include restricted stock units (RSUs), director deferred shares and shares that were vested but deferred by employees. The Company calculated basic and diluted earnings (loss) per share under both the treasury stock method and the two-class method. For the three months ended March 31, 2021 and 2020, there were no differences in the earnings (loss) per share amounts calculated using the two methods. Accordingly, the treasury stock method is disclosed below; however, because the Company is in a net loss position, dilutive shares of 1.3 and 3.1 for the three months ended March 31, 2021 and 2020, respectively, are excluded from the shares used in the computation of diluted earnings (loss) per share.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2021
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table represents amounts used in computing earnings (loss) per share and the effect on the weighted-average number of shares of dilutive potential common shares:

	Three Months Ended
	March 31,
	2021	2020
Numerator
Income (loss) used in basic and diluted loss per share
Net loss	$(8.1)	$(93.4)
Net (income) loss attributable to noncontrolling interests	—	(0.6)
Net loss attributable to Diebold Nixdorf, Incorporated	$(8.1)	$(92.8)
Denominator
Weighted-average number of common shares used in basic and diluted loss per share (1)	78.0	77.2
Net loss attributable to Diebold Nixdorf, Incorporated
Basic and diluted loss per share	$(0.10)	$(1.20)
(1)1.6 and 2.8 shares are excluded from the computation of diluted earnings per share because the effects are anti-dilutive, irrespective of the net loss position.

Note 3: Income Taxes

The effective tax rate on the loss from continuing operations was (17.4) percent for the three months ended March 31, 2021. The tax provision for the three months ended March 31, 2021 was primarily attributable to to the jurisdictional mix of income and loss, valuation allowance on certain interest expense carryforwards, as well as to discrete tax adjustments for uncertain tax positions and expired stock compensation.

The effective tax rate on the loss from continuing operations was (27.2) percent for the three months ended March 31, 2020. The expense on the loss was primarily due to the tax impacts of the U.S. Tax Cuts and Jobs Act (Tax Act) on the estimated projected tax rate and, more specifically, the impacts related to global intangible low-taxed income (GILTI). In addition, a partial valuation allowance against interest expense carryforwards and the Company’s jurisdictional income and loss mix at varying statutory rates impacted the estimated projected tax rate.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was enacted providing $2.2 trillion of economic stimulus relief to address the market conditions due to the outbreak of the coronavirus (COVID-19). Among other things, the CARES Act provides a package of corporate tax provisions including the ability for companies to carry back to five preceding years net operating loss (NOL) carryforwards generated in tax years starting after December 31, 2017 and before January 1, 2021. Also, the 80 percent taxable income limitation was temporarily removed, increasing the amount of NOL carryforwards that can be deducted in 2018, 2019 and 2020, and the CARES Act increased the deduction limitation for business interest expense to 50 percent from 30 percent. The Company evaluated the impact of the CARES Act to its income tax provision and cash flow and did not believe the effects to be material.

Note 4: Inventories

Major classes of inventories are summarized as follows:

	March 31, 2021	December 31, 2020
Finished goods	$212.1	$204.7
Service parts	172.7	169.0
Raw materials and work in process	153.9	124.5
Total inventories	$538.7	$498.2

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2021
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 5: Investments

The Company’s investments, primarily in Brazil, consist of certificates of deposit that are recorded at fair value based upon quoted market prices. Changes in fair value are recognized in interest income, determined using the specific identification method, and were minimal. There were no gains from the sale of securities or proceeds from the sale of securities prior to the maturity date for the three months ended March 31, 2021 and 2020.

The Company has deferred compensation plans that enable certain employees to defer receipt of a portion of their cash, 401(k) or share-based compensation and enable non-employee directors to defer receipt of director fees at the participants’ discretion. For deferred cash-based compensation, the Company established rabbi trusts (refer to note 15), which are recorded at fair value of the underlying securities within securities and other investments. The related deferred compensation liability is recorded at fair value within other long-term liabilities. Realized and unrealized gains and losses on marketable securities in the rabbi trusts are recognized in interest income.

The Company’s investments subject to fair value measurement consist of the following:

	Cost Basis	Unrealized Gain / (Loss)	Fair Value
As of March 31, 2021
Short-term investments
Certificates of deposit	$21.3	$—	$21.3
Long-term investments
Assets held in a rabbi trust	$5.3	$1.4	$6.7

As of December 31, 2020
Short-term investments
Certificates of deposit	$37.2	$—	$37.2
Long-term investments
Assets held in a rabbi trust	$5.2	$1.4	$6.6
Securities and other investments also includes cash surrender value of insurance contracts of $3.7 as of March 31, 2021 and December 31, 2020. During the second quarter of 2020, the Company surrendered several of its company-owned life insurance (COLI) plans. As a result, the Company received proceeds of $15.6 during the year ended December 31, 2020 from the closure of the respective plans. The Company recorded a gain of $7.2 during the year ended December 31, 2020, and recorded this to Miscellaneous, net within Other income (expense) on the condensed consolidated statement of operations.

The Company has certain non-consolidated joint ventures that are not significant subsidiaries and are accounted for under the equity method of accounting. The Company owns 48.1 percent of Inspur (Suzhou) Financial Technology Service Co. Ltd. (Inspur JV) and 43.6 percent of Aisino-Wincor Retail & Banking Systems (Shanghai) Co., Ltd. (Aisino JV). The Company engages in transactions in the ordinary course of business with the respective joint ventures. As of March 31, 2021, the Company had accounts receivable and accounts payable balances with these joint ventures of $3.8 and $26.1, respectively, which are included in trade receivables, less allowances for doubtful accounts and accounts payable on the condensed consolidated balance sheets.

Under certain circumstances, the Company provides financing arrangements to customers that are largely classified and accounted for as sales-type leases. The Company records interest income and any fees or costs related to financing receivables using the effective interest method over the term of the lease.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2021
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table presents the components of finance lease receivables:

	March 31, 2021	December 31, 2020
Gross minimum lease receivables	$46.7	$44.0
Allowance for credit losses	(0.3)	(0.2)
Estimated unguaranteed residual values	0.2	0.2
	46.6	44.0
Less:
Unearned interest income	(1.4)	(1.5)
Total	$45.2	$42.5

Future minimum payments due from customers under finance lease receivables as of March 31, 2021 are as follows:

2021	$16.5
2022	8.7
2023	6.6
2024	6.0
2025	5.5
Thereafter	3.4
$46.7

There were no significant changes in provision for credit losses, recoveries and write-offs during the three months ended March 31, 2021 or 2020.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2021
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 6: Goodwill and Other Assets

The changes in carrying amounts of goodwill within the Company's segments are summarized as follows:

	Eurasia Banking	Americas Banking	Retail	Total
Goodwill	$579.2	$431.3	$224.4	$1,234.9
Accumulated impairment	(291.7)	(122.0)	(57.2)	(470.9)
Balance at January 1, 2020	$287.5	$309.3	$167.2	$764.0
Transferred to assets held for sale	(1.4)	—	—	(1.4)
Divestitures	(6.4)	(2.4)	(1.2)	(10.0)
Currency translation adjustment	19.0	15.8	13.0	47.8
Goodwill	$590.4	$444.7	$236.2	$1,271.3
Accumulated impairment	(291.7)	(122.0)	(57.2)	(470.9)
Balance at December 31, 2020	$298.7	$322.7	$179.0	$800.4
Transferred to assets held for sale	—	—	—	—
Divestitures	—	—	(0.3)	(0.3)
Currency translation adjustment	(11.4)	(9.5)	(7.8)	(28.7)
Goodwill	$579.0	$435.2	$228.1	$1,242.3
Accumulated impairment	(291.7)	(122.0)	(57.2)	(470.9)
Balance at March 31, 2021	$287.3	$313.2	$170.9	$771.4

In accordance with the Company's accounting policy, goodwill is tested for impairment annually during the fourth quarter or earlier if a triggering event is identified.

The Company identified four reporting units, which are Eurasia Banking, Americas Banking, EMEA Retail and Rest of World Retail. A triggering event was identified in the first quarter of 2020 leading to the Company performing an impairment analysis which indicated the Eurasia Banking, Americas Banking and EMEA Retail reporting units each had sufficient cushion of estimated fair value in excess of carrying value as of March 31, 2020. There have been no impairment indicators identified during the three months ended March 31, 2021. Rest of World Retail had no goodwill as of March 31, 2021 and December 31, 2020. Changes in certain assumptions could have a significant impact to the estimated fair value of the reporting units.

The following summarizes information on intangible assets by major category:

		March 31, 2021			December 31, 2020
	Weighted-average remaining useful lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships, net	4.9 years	$728.1	$(357.7)	$370.4	$762.0	$(354.1)	$407.9

Internally-developed software	2.0 years	198.7	(160.9)	37.8	198.0	(160.0)	38.0
Development costs non-software	1.8 years	53.6	(53.3)	0.3	56.1	(55.8)	0.3
Other intangibles	6.3 years	67.3	(65.1)	2.2	69.8	(67.4)	2.4
Other intangible assets, net		319.6	(279.3)	40.3	323.9	(283.2)	40.7
Total		$1,047.7	$(637.0)	$410.7	$1,085.9	$(637.3)	$448.6

Costs incurred for the development of external-use software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. These costs are included within other assets and are amortized on a straight-line basis over the estimated useful lives ranging from three to five years. Amortization begins when the product is available for general release. Costs capitalized include direct labor and related overhead costs. Costs incurred prior to technological

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2021
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

feasibility or after general release are expensed as incurred. The Company performs periodic reviews to ensure that unamortized program costs remain recoverable from future revenue. If future revenue does not support the unamortized program costs, the amount by which the unamortized capitalized cost of a software product exceeds the net realizable value is impaired.

The following table identifies the activity relating to total capitalized software development:

	2021	2020
Beginning balance as of January 1	$38.0	$46.0
Capitalization	5.9	5.1
Amortization	(6.0)	(7.8)
Transferred to held for sale	(1.0)	(1.1)
Currency translation adjustment	0.9	1.1
Ending balance as of March 31	$37.8	$43.3

The Company's total amortization expense, excluding that related to deferred financing costs, was $26.1 and $27.6 for the three months ended March 31, 2021 and 2020, respectively.

Note 7: Product Warranties

The Company provides its customers a standard manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts.

Changes in the Company’s warranty liability balance are illustrated in the following table:

	2021	2020
Beginning balance as of January 1	$38.6	$36.9
Current period accruals	5.0	5.0
Current period settlements	(5.3)	(8.6)
Currency translation adjustment	(2.1)	(2.0)
Balance at March 31	$36.2	$31.3

Note 8: Restructuring

The following table summarizes the impact of the Company’s restructuring charges on the consolidated statements of operations:

	Three Months Ended
	March 31,
	2021	2020
Cost of sales – services	$—	$0.9
Cost of sales – products	0.5	—
Selling and administrative expense	5.2	7.6
Research, development and engineering expense	0.3	1.5
Total	$6.0	$10.0

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2021
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table summarizes the Company’s restructuring charges by reporting segment:

	Three Months Ended
	March 31,
	2021	2020
Severance
Eurasia Banking	$—	$2.3
Americas Banking	—	0.4
Retail	—	5.4
Corporate	—	1.9
Total severance	$—	$10.0

Other
Eurasia Banking	$0.5	$—
Americas Banking	—	—
Retail	—	—
Corporate	5.5	—
Total Other	6.0	—
Total	$6.0	$10.0

DN Now

During the second quarter of 2018, the Company began implementing DN Now to deliver greater, more sustainable profitability. The gross annualized savings target for DN Now is approximately $500 through 2021. In order to achieve these savings, the Company will complete its program to restructure the workforce, integrate and optimize systems and processes, transition workloads to lower cost locations and consolidate real estate holdings. Material incremental restructuring charges related to DN NOW are not expected. The Company incurred restructuring charges of $6.0 and $10.0 for the three months ended March 31, 2021 and 2020, respectively, related to DN Now. The charges incurred during the three months ended March 31, 2021 relate primarily to redundant personnel costs during the transition period.

The following table summarizes the Company's cumulative total restructuring costs for DN Now as of March 31, 2021:

	DN Now
	Severance	Other
Eurasia Banking	$78.9	$2.5
Americas Banking	12.9	0.1
Retail	38.7	2.2
Corporate	54.3	7.1
Total	$184.8	$11.9

The following table summarizes the Company’s restructuring accrual balances and related activity:

	2021	2020
Beginning balance as of January 1	$62.9	$42.6
Severance charges	—	10.0
Payouts	(8.9)	(15.5)
Other	(3.1)	—
Ending balance as of March 31	$50.9	$37.1

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2021
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 9: Debt

Outstanding debt balances were as follows:

	March 31, 2021	December 31, 2020
Notes payable
Uncommitted lines of credit	$1.3	$0.2
Term Loan B Facility - USD	4.8	4.8
Term Loan B Facility - Euro	4.9	5.1
Other	—	0.6
	$11.0	$10.7
Long-term debt
Revolving Facility	$30.1	$60.1
Term Loan B Facility - USD	384.5	385.7
Term Loan B Facility - Euro	392.5	412.1
2024 Senior Notes	400.0	400.0
2025 Senior Secured Notes - USD	700.0	700.0
2025 Senior Secured Notes - EUR	410.4	429.5
Other	3.2	3.1
	2,320.7	2,390.5
Long-term deferred financing fees	(50.0)	(54.8)
	$2,270.7	$2,335.7

Senior and Senior Secured Notes

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

The 2025 Senior Secured Notes are or will be, as applicable, guaranteed on a senior secured basis by (i) all of Diebold Nixdorf, Incorporated’s existing and future direct and indirect U.S. subsidiaries that guarantee the obligations under the Credit Agreement and (ii) all of Diebold Nixdorf, Incorporated’s existing, future, direct and indirect U.S. subsidiaries (other than securitization subsidiaries, immaterial subsidiaries and certain other subsidiaries) that guarantee any of the Diebold Nixdorf Dutch Holding B.V.’s, Diebold Nixdorf, Incorporated’s or its subsidiary guarantors’ indebtedness for borrowed money (collectively, the U.S. subsidiary guarantors). Additionally, the 2025 Senior Secured Notes - USD and the 2025 Senior Secured Notes - EUR are guaranteed on a senior secured basis by Diebold Nixdorf Dutch Holdings B.V. and Diebold Nixdorf, Incorporated, respectively. The 2025 Senior Secured Notes are secured by first-priority liens on substantially all of the tangible and intangible assets of Diebold Nixdorf, Incorporated, Diebold Nixdorf Dutch Holding B.V. and the U.S. subsidiary guarantors, in each case subject to permitted liens and certain exceptions. The first-priority liens on the collateral securing the 2025 Senior Secured Notes - USD and the related guarantees and the 2025 Senior Secured Notes - EUR and the related guarantees are shared ratably among the 2025 Senior Secured Notes and the obligations under the Credit Agreement.

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

In addition to the 2025 Senior Secured Notes, the Company also has an outstanding $400.0 aggregate principal amount of 8.5% Senior Notes due 2024 (the 2024 Senior Notes). The 2024 Senior Notes were issued by Diebold Nixdorf, Incorporated and are guaranteed by the U.S. subsidiary, and mature in April 2024.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2021
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Credit Agreement - Term Loan and Revolving Facilities

On November 6, 2020, the Company entered into the tenth and most recent amendment to the Credit Agreement to amend the definition of “Interest Coverage Ratio” for certain time periods and Covenant Reset Triggers (as defined in the Credit Agreement). The Interest Coverage Ratio calculation now excludes specific make-whole premiums, write-offs and expenses paid by the Company in relation to the Term A Loans and Term A-1 Loans.

On July 20, 2020, the Company entered into the ninth amendment to the Credit Agreement (the Ninth Amendment). The Ninth Amendment amended the Credit Agreement to, among other things, extend the maturity of $330.0 of revolving credit commitments from April 30, 2022 to July 20, 2023 and amend the financial covenants in the Credit Agreement in connection with the extension of such maturities (and, effective as of the date of the Ninth Amendment, the Company terminated its other revolving credit commitments under the Revolving Facility other than approximately $39.0 of revolving credit commitments that mature April 30, 2022).

As of March 31, 2021, the Term Loan Facilities and Revolving Facility under the Credit Agreement were secured by substantially all assets of Diebold Nixdorf, Incorporated and its domestic subsidiaries that are borrowers or guarantors under the Credit Agreement, subject to certain exceptions and permitted liens.

Bank Guarantees, Standby Letters of Credit, and Surety Bonds

The Company provides its global operations guarantees, standby letters of credit, and surety bonds through various financial institutions to suppliers, customers, regulatory agencies and insurance providers. If the Company is not able to make payment, the suppliers, customers, regulatory agencies and insurance providers may draw on the pertinent bank. At March 31, 2021, the maximum future contractual obligations relative to these various guarantees totaled $163.5, of which $25.8 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2020, the maximum future payment obligations relative to these various guarantees totaled $177.3, of which $25.8 represented standby letters of credit to insurance providers, and no associated liability was recorded.

Uncommitted Line of Credit

As of March 31, 2021, the Company had various international short-term uncommitted lines of credit with borrowing limits aggregating to $35.0. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of March 31, 2021 and December 31, 2020 was 16.83 percent and 7.61 percent, respectively, and primarily relate to higher interest rate, short-term uncommitted lines of credit in Turkey. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at March 31, 2021 was $33.7.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2021
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The cash flows related to debt borrowings and repayments were as follows:

	Three Months Ended
	March 31,
	2021	2020
Revolving credit facility borrowings	$20.0	$451.0

Revolving credit facility repayments	$(50.0)	$(65.1)

Other debt borrowings
International short-term uncommitted lines of credit borrowings	$0.6	$20.0

Other debt repayments
Payments on 2022 Term Loan A Facility under the Credit Agreement	$—	$(12.2)
Payments Term Loan A-1 Facility under the Credit Agreement	—	(24.5)
Payments on Term Loan B Facility - USD under the Credit Agreement	(1.2)	(14.7)
Payments on Term Loan B Facility - Euro under the Credit Agreement	(1.2)	(14.0)
International short-term uncommitted lines of credit and other repayments	—	(17.7)
	$(2.4)	$(83.1)

The interest rates with respect to the Revolving Facility are based on, at the Company’s option, adjusted LIBOR or an alternative base rate, plus an applicable margin tied to the Company’s then applicable total net leverage ratio. Such applicable margins range from, LIBOR-based Revolving Loans, 1.25 percent to 4.25 percent, and for base-rate Revolving Loans, 1.00 percent less than in the case of LIBOR-based loans.

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
(i)LIBOR with a floor of 0.0%
(ii)LIBOR with a floor of 0.5%
(iii)EURIBOR with a floor of 0.0%

The Company's financing agreements contain various financial covenants, including net debt to EBITDA and net interest coverage ratio, along with certain negative covenants that, among other things, limit dividends, acquisitions and the use of proceeds from divestitures. The Credit Agreement financial ratios at March 31, 2021 were as follows:

•a maximum allowable total net debt to adjusted EBITDA leverage ratio of 6.25 to 1.00 as of March 31, 2021 (reducing to 6.00 on June 30, 2021, 5.75 on December 31, 2021, 5.50 on September 30, 2022 and 5.25 on December 31, 2022 and thereafter); and
•a minimum adjusted EBITDA to net interest expense coverage ratio of not less than 1.375 to 1.00 as of March 31, 2021 (increasing to 1.625 on December 31, 2021 and 1.75 on December 31, 2022 and thereafter).

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2021
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

As of March 31, 2021, the Company was in compliance with the financial covenants in its debt agreements.

Note 10: Redeemable Noncontrolling Interests

Changes in redeemable noncontrolling interests were as follows:

	2021	2020
Beginning balance as of January 1	$19.2	$20.9
Other comprehensive income	—	—
Redemption value adjustment	—	(0.3)
Termination of put option	(19.2)	—
Ending balance as of March 31	$—	$20.6

During the first quarter of 2021, the Company entered into an agreement whereby its ownership percentage in a certain consolidated but non-wholly owned subsidiary in Europe was reduced by means of capital contributions from noncontrolling shareholders totaling $12.7. Following the agreement, the Company maintains a controlling interest in the subsidiary. As part of this agreement, the put option that could have required the Company to acquire the noncontrolling shares was irrevocably waived, reducing the redeemable noncontrolling interest to zero.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2021
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 11: Equity

The following tables present changes in shareholders' equity attributable to Diebold Nixdorf, Incorporated and the noncontrolling interests:

					Accumulated Other Comprehensive Income (Loss)	Total Diebold Nixdorf, Incorporated Shareholders' Equity
	Common Shares	Additional Capital	Accumulated Deficit	Treasury Shares			Non-controlling Interests	Total Equity
Balance, December 31, 2020	$116.9	$787.9	$(742.3)	$(576.7)	$(412.9)	$(827.1)	$(4.6)	$(831.7)
Net loss	—	—	(8.1)	—	—	(8.1)	—	(8.1)
Other comprehensive loss	—	—	—	—	(30.9)	(30.9)	0.5	(30.4)
Share-based compensation issued	1.1	(1.1)	—	—	—	—	—	—
Share-based compensation expense	—	3.5	—	—	—	3.5	—	3.5
Treasury shares	—	—	—	(5.2)	—	(5.2)	—	(5.2)
Redeemable noncontrolling interest adjustments	—	19.2	—	—	—	19.2	12.7	31.9
Balance, March 31, 2021	$118.0	$809.5	$(750.4)	$(581.9)	$(443.8)	$(848.6)	$8.6	$(840.0)

					Accumulated Other Comprehensive Income (Loss)	Total Diebold Nixdorf, Incorporated Shareholders' Equity
	Common Shares	Additional Capital	Accumulated Deficit	Treasury Shares			Non-controlling Interests	Total Equity
Balance, December 31, 2019	$115.3	$773.9	$(472.3)	$(571.9)	$(375.3)	$(530.3)	$24.0	$(506.3)
Net income (loss)	—	—	(92.8)	—	—	(92.8)	(0.6)	(93.4)
Other comprehensive loss	—	—	—	—	(104.2)	(104.2)	(1.3)	(105.5)
Share-based compensation issued	1.4	(1.4)	—	—	—	—	—	—
Share-based compensation expense	—	4.0	—	—	—	4.0	—	4.0
Treasury shares	—	—	—	(4.6)	—	(4.6)	—	(4.6)
Divestitures, net	—	—	—	—	—	—	(4.8)	(4.8)
Balance, March 31, 2020	$116.7	$776.5	$(565.1)	$(576.5)	$(479.5)	$(727.9)	$17.3	$(710.6)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2021
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 12: Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the Company’s accumulated other comprehensive income (AOCI), net of tax, by component for the three months ended March 31, 2021:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2021	$(256.7)	$(2.6)	$(6.1)	$(146.9)	$(0.6)	$(412.9)
Other comprehensive income (loss) before reclassifications (1)	(35.8)	1.6	2.1	—	(0.9)	(33.0)
Amounts reclassified from AOCI	—	—	(0.5)	2.6	—	2.1
Net current-period other comprehensive income (loss)	(35.8)	1.6	1.6	2.6	(0.9)	(30.9)
Balance at March 31, 2021	$(292.5)	$(1.0)	$(4.5)	$(144.3)	$(1.5)	$(443.8)
(1) Other comprehensive income (loss) before reclassifications within the translation component excludes a $0.5 translation gain attributable to noncontrolling interests.

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the three months ended March 31, 2020:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2020	$(231.5)	$(2.6)	$5.2	$(146.6)	$0.2	$(375.3)
Other comprehensive income (loss) before reclassifications (1)	(95.3)	0.7	(19.7)	—	(1.2)	(115.5)
Amounts reclassified from AOCI	—	—	4.5	6.8	—	11.3
Net current-period other comprehensive income (loss)	(95.3)	0.7	(15.2)	6.8	(1.2)	(104.2)
Balance at March 31, 2020	$(326.8)	$(1.9)	$(10.0)	$(139.8)	$(1.0)	$(479.5)
(1) Other comprehensive income (loss) before reclassifications within the translation component excludes $1.3 of translation attributable to noncontrolling interests.

The following table summarizes the details about the amounts reclassified from AOCI:

	Three Months Ended		Affected Line Item on the Statement of Operations
	March 31,
	2021	2020
Interest rate hedge gain/(loss)	$(0.5)	$4.5	Interest expense
Pension and post-retirement benefits:
Net actuarial loss amortized (net of tax of $0.5 and $3.5, respectively)	2.6	6.8	Miscellaneous, net
Total reclassifications for the period	$2.1	$11.3

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2021
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

The Company has a number of non-U.S. defined benefit plans covering eligible employees located predominately in Europe, the most significant of which are German plans. Benefits for these plans are based primarily on each employee's final salary, with annual adjustments for inflation. The obligations in Germany consist of employer funded pension plans and deferred compensation plans. Each beneficiary receives, depending on individual pay-scale grouping, contractual classification, or income level, different yearly contributions. The contribution is multiplied by an age factor appropriate to the respective pension plan and credited to the individual retirement account of the employee. The retirement accounts may be used up at retirement by either a one-time lump-sum payout or recurring payments.

The Company has other defined benefit plans outside the U.S., which have not been disclosed due to materiality.

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

The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans and other benefits for the three months ended March 31, 2021 and March 31, 2020:

	Pension Benefits
	U.S.Plans		Non-U.S. Plans		Other Benefits
	2021	2020	2021	2020	2021	2020
Components of net periodic benefit cost
Service cost	$0.8	$1.0	$2.5	$2.5	$—	$—
Interest cost	4.0	4.7	0.8	1.0	0.2	0.1
Expected return on plan assets	(6.4)	(6.3)	(3.8)	(3.3)	—	—
Recognized net actuarial loss	2.2	1.9	0.8	(0.1)	0.1	—
Other	—	—	—	0.1	—	—
Net periodic pension benefit cost	$0.6	$1.3	$0.3	$0.2	$0.3	$0.1

Contributions

For the three months ended March 31, 2021 and March 31, 2020, contributions of $16.1 and $13.7, respectively, were made to the qualified and non-qualified pension plans. The Company anticipates reimbursement of approximately $16 for certain benefits paid from its non-U.S. plan trustee in 2021. In June 2020, the Company received a reimbursement of $13.5 for certain benefits paid from its German plan trustee.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2021
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 14: Derivative Instruments and Hedging Activities

The Company is exposed to certain risks arising from both its business operations and economic conditions and manages certain economic risks, including interest rate and foreign exchange rate risk, through the use of derivative financial instruments. The Company’s derivative foreign currency instruments are used to manage differences in the amount of the Company’s known or expected cash receipts and cash payments principally related to the Company’s non-functional currency monetary assets and liabilities. The Company's interest rate derivatives are used to manage interest expense on variable interest rate borrowings.

The following table summarizes the gain (loss) recognized on derivative instruments:

Derivative instrument	Classification on condensed consolidated statements of operations	Three Months Ended
		March 31,
		2021	2020
Foreign exchange forward contracts and cash flow hedges	Foreign exchange gain (loss), net	$(4.2)	$(13.6)
Interest rate swaps and non-designated hedges	Interest expense	(1.9)	(1.5)
Foreign exchange forward contracts and cash flow hedges	Net sales	—	0.3
Total		$(6.1)	$(14.8)

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

Cash Flow Hedges The Company is exposed to fluctuations in various foreign currencies against its functional currency. In many instances, both sales and purchases are transacted in foreign currencies. Diebold Nixdorf Systems GmbH a EUR-functional currency subsidiary of Wincor Nixdorf International GmbH (WNI) is exposed to FX risk due to purchase of raw materials that are denominated in USD. Such purchases expose the Company to exchange rate fluctuations between EUR and USD. To hedge this risk, the Company enters into and designates certain foreign currency forward contracts to sell EUR and buy USD as cash flow hedges of the Company’s USD-denominated raw material purchases.

WNI, a EUR-functional-currency, is exposed to FX risk due to sales that are denominated in GBP. To hedge this risk, the Company enters into and designates certain foreign currency forward contracts to sell GBP and buy EUR as cash flow hedges of the Company’s GBP-denominated intercompany sales.

Procomp Amazonia Industria Electronica S.A. is a Brazilian real (BRL) functional-currency subsidiary of Diebold Nixdorf, Incorporated that, on a routine basis and in the normal course of business, makes inventory purchases that are denominated in USD. Upon the completion of customs clearance, accounts payable and inventory are recorded using the daily spot USD-BRL exchange rate, and released to cost of goods sold as inventory is sold. Such expenses expose the Company to exchange rate fluctuations between BRL and USD until the accounts payable and inventory is recorded. To hedge this risk, the Company enters into and designates certain foreign currency forward contracts to sell BRL and buy USD as cash flow hedges of the Company’s USD denominated inventory purchases.

Derivative instruments are recorded on the balance sheet at fair value. For instruments designated as cash flow hedges, the effective portion of changes in the fair value is recorded in AOCI and subsequently reclassified into earnings in the period that the hedged forecasted transactions impact earnings. The ineffective portion of the changes in fair value of the derivatives is recognized directly in earnings. As of March 31, 2021, the Company had the following outstanding foreign currency derivatives that were used to hedge its foreign exchange risks:

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2021
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Foreign Currency Derivative	Number of Instruments	Notional Sold		Notional Purchased
Currency forward agreements (USD-BRL)	6	54.9	BRL	10.1	USD
Currency forward agreements (GBP-EUR)	8	5.6	GBP	6.5	EUR
Currency forward agreements (USD-EUR)	4	2.4	EUR	2.8	USD

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

In March 2020 and September 2019, the Company entered into multiple pay-fixed receive-variable interest rate swaps with aggregate notional amounts of $250.0 and $500.0, respectively. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the changes in fair value of the derivatives is recognized directly in earnings.

As a result of the Company's refinancing activities in July 2020 (refer to note 9), the Company terminated $625.0 of interest rate hedges resulting in a termination payout of $6.2.

The Company does not use derivatives for trading or speculative purposes and currently does not have any additional derivatives that are not designated as hedges.

Note 15: Fair Value of Assets and Liabilities

Assets and Liabilities Recorded at Fair Value

Assets and liabilities subject to fair value measurement by fair value level and recorded as follows:

		March 31, 2021			December 31, 2020
			Fair Value Measurements Using			Fair Value Measurements Using
	Classification on condensed consolidated Balance Sheets	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets
Short-term investments
Certificates of deposit	Short-term investments	$21.3	$21.3	$—	$37.2	$37.2	$—
Assets held in rabbi trusts	Securities and other investments	6.7	6.7	—	6.6	6.6	—
Foreign exchange forward contracts	Other current assets	—	—	—	1.7	—	1.7
Total		$28.0	$28.0	$—	$45.5	$43.8	$1.7
Liabilities
Foreign exchange forward contracts	Other current liabilities	$—	$—	$—	$2.7	$—	$2.7
Interest rate swaps	Other liabilities	1.8	—	1.8	3.0	—	3.0
Deferred compensation	Other liabilities	6.7	6.7	—	6.6	6.6	—
Total		$8.5	$6.7	$1.8	$12.3	$6.6	$5.7

The Company uses the end of period when determining the timing of transfers between levels. During each of the three months ended March 31, 2021 and 2020, there were no transfers between levels.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2021
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The carrying amount of the Company's debt instruments approximates fair value except for the 2024 Senior Notes and 2025 Senior Secured Notes. The fair value and carrying value of the 2024 Senior Notes and 2025 Senior Secured Notes are summarized as follows:

	March 31, 2021		December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
2024 Senior Notes	$408.0	$400.0	$400.0	$400.0
2025 Senior Secured Notes - USD	$778.8	$700.0	$778.8	$700.0
2025 Senior Secured Notes - EUR	$452.5	$410.4	$466.0	$429.5

Refer to note 9 for further details surrounding the Company's long-term debt as of March 31, 2021 compared to December 31, 2020. Additionally, the Company remeasures certain assets to fair value, using Level 3 measurements, as a result of the occurrence of triggering events.

Note 16: Commitments and Contingencies

Indirect Tax Contingencies

The Company accrues for indirect tax matters when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. In the event any losses are sustained in excess of accruals, they are charged against income. In evaluating indirect tax matters, management takes into consideration factors such as historical experience with matters of similar nature, specific facts and circumstances and the likelihood of prevailing. Management evaluates and updates accruals as matters progress over time. It is reasonably possible that some of the matters for which accruals have not been established could be decided unfavorably to the Company and could require recognizing future expenditures. Also, statutes of limitations could expire without the Company paying the taxes for matters for which accruals have been established, which could result in the recognition of future gains upon reversal of accruals at that time.

At March 31, 2021, the Company was a party to several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the condensed consolidated financial statements would not be materially affected by the outcome of these indirect tax claims and/or proceedings or asserted claims.

A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated liabilities. The Company estimated the aggregate risk at March 31, 2021 to be up to $74.0 for its material indirect tax matters. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire.

Legal Contingencies

At March 31, 2021, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate were considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings or asserted claims.

In addition to these normal course of business litigation matters, the Company is a party to the proceedings described below:

In July and August 2019, shareholders filed putative class action lawsuits alleging violations of federal securities laws in the United States District Court for the Southern District of New York and the Northern District of Ohio. The lawsuits collectively assert that the Company and three former officers (collectively, Defendants) made material misstatements regarding the Company’s business and operations, causing the Company’s common stock to be overvalued from February 14, 2017 to August 1, 2018. The lawsuits were consolidated before a single judge in the United States District Court for the Southern District of New York and lead plaintiff appointed. In March 2021, the judge granted Defendants’ motion to dismiss and in April 2021

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2021
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

judgment was rendered in the Defendants’ favor. Plaintiff can appeal but has not done so at this time. Given the Company’s success in the litigation thus far, management remains confident that it has valid defenses to these claims. As with any pending litigation, the Company is unable to predict the final outcome of this matter.

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

Diebold Nixdorf Holding Germany GmbH, formerly Diebold Nixdorf Holding Germany Inc. & Co. KGaA (Diebold KGaA), is a party to two separate appraisal proceedings (Spruchverfahren) in connection with the purchase of all shares in its former listed subsidiary, Diebold Nixdorf AG. Both proceedings are pending at the same Chamber for Commercial Matters (Kammer für Handelssachen) at the District Court (Landgericht) of Dortmund (Germany). The first appraisal proceeding relates to the Domination and Profit Transfer Loss Agreement (DPLTA) entered into by Diebold KGaA and former Diebold Nixdorf AG, which became effective on February 17, 2017. The DPLTA appraisal proceeding was filed by minority shareholders of Diebold Nixdorf AG challenging the adequacy of both the cash exit compensation of €55.02 per Diebold Nixdorf AG share (of which 6.9 million shares were then outstanding) and the annual recurring compensation of €2.82 per Diebold Nixdorf AG share offered in connection with the DPLTA.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2021
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 17: Revenue Recognition

A performance obligation is a contractual promise to transfer a distinct good or service to the customer. A contract's transaction price is allocated to each distinct performance obligation and is recognized as revenue when (point in time) or as (over time) the performance obligation is satisfied. The following table represents the percentage of revenue recognized either at a point in time or over time:

	Three Months Ended
	March 31,
Timing of revenue recognition	2021	2020
Products transferred at a point in time	39%	35%
Products and services transferred over time	61%	65%
Net sales	100%	100%

Contract balances

The following table provides 2021 information about receivables and deferred revenue, which represent contract liabilities from contracts with customers:

Contract balance information	Trade Receivables	Contract liabilities
Balance at December 31	$646.9	$346.8
Balance at March 31	$629.1	$365.8
Contract assets are minimal for the periods presented. There have been $5.9 and $4.8 during the three months ended March 31, 2021 and 2020, respectively, of impairment losses recognized as bad debt related to receivables or contract assets arising from the Company's contracts with customers.

As of December 31, 2020, the Company had $346.8 of unrecognized deferred revenue constituting the remaining performance obligations that are unsatisfied (or partially unsatisfied). During the three months ended March 31, 2021, the Company recognized revenue of $109.2 related to the Company's deferred revenue balance at December 31, 2020.

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

Transaction price allocated to the remaining performance obligations

As of March 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1,200. The Company generally expects to recognize revenue on the remaining performance obligations over the next twelve months. The Company enters into service agreements with cancellable terms after a certain period without penalty. Unsatisfied obligations reflect only the obligation during the initial term. The Company applies the practical expedient in ASC paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2021
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 18: Segment Information

The Company's accounting policies result in segments that are the same as those the Chief Operating Decision Maker (CODM) regularly reviews and uses to make decisions, allocate resources and assess performance. The Company continually considers its operating structure and the information subject to regular review by its Chief Executive Officer, who is the CODM, to identify reportable operating segments. The Company’s operating structure is based on a number of factors that management uses to evaluate, view and run its business operations, which currently includes, but is not limited to, product, service and solution. The restructuring charges disclosed in note 8 are not included in our segment selling and administrative expense and segment research, development and engineering expense as disclosed herein. Those expenses are included in the "Restructuring and DN Now transformation expenses" reconciling item between total segment operating profit and consolidated operating profit (loss). We have excluded the restructuring charges and net non-routine expenses from segment operating profit (loss) as they are not included in the measure as used by the CODM to make decisions, allocate resources and assess performance. Segment operating profit (loss) as disclosed herein is consistent with the segment profit or loss measure used by the CODM and does not include restructuring charges or other unusual or infrequently occurring items related to the transformation initiative, as the CODM does not regularly review and use such financial measures to make decisions, allocate resources and assess performance. The Company's reportable operating segments are based on the following solutions: Eurasia Banking, Americas Banking and Retail.

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
FORM 10-Q as of March 31, 2021
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following tables present information regarding the Company’s segment performance and provide a reconciliation between segment operating profit and the consolidated income (loss) before income taxes:

	Three Months Ended
	March 31,
	2021	2020
Net sales summary by segment
Eurasia Banking	$327.8	$310.5
Americas Banking	311.7	344.7
Retail	304.4	255.5
Total revenue	$943.9	$910.7

Intersegment revenue
Eurasia Banking	$28.5	$21.4
Americas Banking	2.2	1.3
Total intersegment revenue	$30.7	$22.7

Segment operating profit
Eurasia Banking	$25.0	$22.8
Americas Banking	40.2	46.5
Retail	27.1	11.1
Total segment operating profit	92.3	80.4

Corporate charges not allocated to segments (1)	(13.3)	(17.4)
Restructuring and DN Now transformation expenses	(23.1)	(41.6)
Net non-routine expense	(19.7)	(47.4)
	(56.1)	(106.4)
Operating profit (loss)	36.2	(26.0)
Other income (expense)	(42.0)	(47.4)
Loss before taxes	$(5.8)	$(73.4)
(1)    Corporate charges not allocated to segments include headquarter-based costs associated with human resources, compensation and benefits, finance and accounting, global development/engineering, global strategy/mergers and acquisitions, global IT, tax, treasury and legal.

Net non-routine expense consists of items that the Company has determined are non-routine in nature and not allocated to the reportable operating segments as they are not included in the measure as used by the CODM to make decisions, allocate resources and assess performance. Net non-routine expense of $19.7 for the three months ended March 31, 2021, primarily consisted of purchase accounting pre-tax charges for amortization of acquired intangibles of $19.9. Net non-routine expense of $47.4 for the three months ended March 31, 2020, was primarily due to purchase accounting pre-tax charges for amortization of acquired intangibles, legal consulting and deal expense and a provisions for a loss making contract.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2021
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table presents information regarding the Company’s segment net sales by service and product solution:

	Three Months Ended
	March 31,
	2021	2020
Segments
Eurasia Banking
Services	$189.6	$206.0
Products	138.2	104.5
Total Eurasia Banking	327.8	310.5

Americas Banking
Services	227.7	239.5
Products	84.0	105.2
Total Americas Banking	311.7	344.7

Retail
Services	156.3	142.3
Products	148.1	113.2
Total Retail	304.4	255.5

Total net sales	$943.9	$910.7

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2021
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Highlights

During the first quarter of 2021, the Company:

•Made significant progress with certifications and new orders for next-generation DN Series™ ATMs
◦Five of the top 10 banks in the United States have ordered DN Series ATMs, including an order for more than 400 cash recyclers from a top 10 bank in the United States that had not purchased hardware from the Company during the past several years
◦In Latin America, the Company received DN Series orders from customers in Mexico, Columbia, Peru and Honduras, including an agreement with Banco Nacional de Mexico to deliver approximately 1,200 DN Series ATMs, Vynamic software licenses and two years of maintenance services
◦In Eurasia, the Company booked orders with customers in Germany, Spain, South Africa, Egypt and Hong Kong, including a new customer win for approximately 150 cash recyclers at a tier 1 bank in Vietnam
•Secured Managed Services contracts which generate recurring revenue
◦Won a five-year contract to be the sole-source supplier for maintenance, monitoring and help desk services for more than 4,000 self-service terminals at a top 5 bank in the United Kingdom
◦Extended a multi-year contract with the largest private sector bank in India for 1,200 ATMs and increased the contract scope to include 300 new DN Series ATMs and the AllConnect℠ DataEngine
◦Agreed to a three-year Self-Service support contract extension with HSBC in Hong Kong covering more than 3,500 terminals
•Seeing increased demand for self-checkout (SCO) and point-of-sale (POS) solutions
◦Signed a multi-year agreement with French retail group Les Mousquetaires to transform the checkout experience at nearly 2,000 stores in France with next-generation POS and SCO products, AllConnect Data Engine and Vynamic Self-Service software
◦Received orders for 3,000 Beetle EPOS units to refresh the checkout experience at a top grocer in the U.S.
◦Secured an initial order to deploy DN Series™ EASY SCO devices at a leading convenience store retailer operating in U.S. airports and other tourist destinations
◦A leading furniture retailer in Europe purchased Vynamic Marketing software to harmonize discount and marketing campaigns across different customer touchpoints
•Awarded the prestigious Red Dot Award: Product Design 2021 for the DN Series EASY eXpress Max retail self-service solution
•Won an EHI Retail Institute award with customer IKEA for Best AI & Robotics Application as a direct result of an innovative, self-service solution

Overview

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and accompanying notes that appear within this Quarterly Report on Form 10-Q.

Introduction
The Company is a world leader in enabling Connected Commerce™. The Company automates, digitizes and transforms the way people bank and shop. The Company’s integrated solutions connect digital and physical channels conveniently, securely and efficiently for millions of consumers every day. As an innovation partner for a majority of the world's top 100 financial institutions and top 25 global retailers, the Company delivers unparalleled services and technology that power the daily operations and consumer experience of banks and retailers around the world. The Company has a presence in more than 100 countries with approximately 22,000 employees worldwide.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2021
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

DN Now Transformation Activities
Commensurate with its strategy, the Company is executing its multi-year transformation program called DN Now to relentlessly focus on its customers while improving operational excellence. Large restructuring costs related to its transformation are concluding in 2021 and the Company expects to incur up to $50 million of cash payments. Key activities include:

•Transitioning to a streamlined and customer-centric operating model
•Implementing a services modernization plan which focuses on upgrading certain customer touchpoints, automating incident reporting and response, standardizing service offerings and connecting distributed IT assets to the AllConnect Data Engine
•Streamlining the manufacturing footprint, reducing the number of ATM models and rolling out DN Series ATMs
•Improving working capital management through greater focus and efficiency of payables, receivables and inventory
•Reducing administrative expenses, including finance, information technology (IT) and real estate by leveraging digital and cloud-based solutions
•Increasing sales productivity through improved coverage and compensation arrangements
•Standardizing, digitizing and automating back-office finance, IT, human resources and sales support processes through a partnership with Accenture
•Optimizing the portfolio of businesses to improve overall profitability

COVID-19
The Company continues to deliver high levels of service to customers and has taken multiple measures to protect its employees during the COVID-19 pandemic. The Company has been designated as providing “critical infrastructure” services by the majority of government entities around the world, including the United States Department of Homeland Security in order to promote public health and safety, as well as economic and national security during the COVID-19 pandemic. These designations recognize the vital role the Company plays in allowing consumers to reliably and safely access financial services and essential retailers across more than 60 countries.

Although business conditions for us, our customers and suppliers improved, there is some measure of uncertainty surrounding the COVID-19 pandemic. In 2021, we are continuing to see increasing lead times for certain electronic components and we are managing the impacts on our business. The possible resurgence of COVID-19 infection rates and government actions in response thereto could disrupt our operations and our supply chain and materially adversely affect our business. Because the situation continues to evolve, we cannot reasonably estimate the ultimate impact to our business, results of operations, cash flows and financial position that the COVID-19 pandemic may have, and any such impact could be material.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2021
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
Banking Services
The DN AllConnect Services℠ portfolio is designed for financial institutions of all sizes who are looking to outsource part or all of their ATM fleet operations, through a managed services or ATM as a Service model. The Company provides the intellectual knowledge, human capital and information technology needed to maintain and upgrade these distributed assets throughout their life cycle. DN AllConnect Services leverages scalable solutions based on globally standardized processes and tools, a single point of contact and reliable local expertise.

The portfolio of DN AllConnect Services℠ includes:
◦Installation: end-to-end ATM deployment, implementation and full branch design and deployment services
◦Availability: first and second line maintenance as well as help desk services
◦Managed Services: a range of a la carte or bundled Self-Service Fleet Management services including event management and monitoring, integrated service desk, software deployment, cash management and optimization, security and marketing.
◦Branch Management: a range of services which transform and optimize bank branch operations.

The DN AllConnect Data Engine (ACDE) leverages Internet of Things (IoT) technology to enable a data-driven approach to services. ACDE extracts machine performance data, uploads it to the cloud and applies machine learning algorithms in order to shift the service model to be proactive and predictive. As the number of connected devices increases, the Company expects to deliver higher availability for self-service channels while reducing call rates, which leads to more cost-effective operations.

Banking Products
The banking portfolio of products consists of cash recyclers and dispensers, intelligent deposit terminals, teller automation and kiosk technologies. As financial institutions seek to expand the self-service transaction set and reduce operating costs by shrinking their physical branch footprint, the Company is introducing and selling DN Series™ ATMs.

DN Series is the culmination of several years of investment in consumer research, design and engineering resources. Key benefits and features of DN Series include:
◦Superior availability and performance through intelligent design and the use of the ACDE
◦Next-generation cash recycling technology
◦Full integration with the DN Vynamic™ software suite
◦A modular and upgradeable design which enables customers to respond more quickly to changing customer demands
◦Higher note capacity and processing power
◦Improved security safeguards to protect customers against emerging physical, data and cyber threats
◦A streamlined footprint which is up to 40% less than both legacy models and certain competing ATMs
◦Improved security safeguards protecting against emerging physical, data and cyber threats.
◦Optimized ATM portfolio streamlining the supply chain and shortening lead times due to reduce platform complexity
◦Increased branding options for financial institutions

Banking Software
The Company’s DN Vynamic™ Software is an open and flexible software portfolio that is aligned with how financial institutions operate. Different capabilities can be bundled to support and enhance a modern banking ecosystem including channels, operations, consumer experience and payments.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2021
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
Self-service channel software includes multivendor terminal, security, availability and monitoring software, all of which facilitates millions of transactions via ATMs, kiosks, and other self-service devices. The software has evolved to utilize WebApp architecture and application program interfaces (APIs) to easily add advanced services such as connecting to the banking core systems, enabling cash recycling and other transaction capabilities.

Complementary components of the Vynamic Portfolio, including our most recent introduction Vynamic Payments, are built on a cloud native platform. These scalable, API-enabled offerings deliver enhanced features for customers such as cardless/touchless transactions, personalized marketing, and video-teller capabilities. Enhanced features are made available to customers through a Software as a Service consumption model and allow for new levels of bank efficiency. Unlike legacy software suites, Vynamic Payments’ microservices architecture, breaks down traditional software silos to enable business agility and create consumer experiences that seamlessly bridge any channel, any integration point, any payment type and any authentication method.

The Vynamic Software portfolio is offered as a unified release ensuring full software integration and interoperability with an enhanced focus on quality, stability, and resiliency. The DN Software and Services organizations deliver all components of an end-to-end solution within a single release. This enables customers to enhance their self-service fleet with new features and functionality faster and at a reduced cost.

Retail
The Company’s comprehensive portfolio of retail services, products and software improves the checkout process for retailers while enhancing shopping experiences for consumers.

Retail Services
DN AllConnect Services® for retailers include maintenance and availability services to continuously optimize the performance and total cost of ownership of retail touchpoints, such as checkout, self-service and mobile devices, as well as critical store infrastructure. The solutions portfolio includes: implementation services to expand, modernize or upgrade store concepts; maintenance services for on-site incident resolution and restoration of multivendor solutions; support services for on-demand service desk support; operations services for remote monitoring of stationary and mobile endpoint hardware; as well as application services for remote monitoring of multivendor software and planned software deployments and data moves. As a single point of contact, service personnel plan and supervise store openings, renewals and transformation projects, with attention to local details and customers’ global IT infrastructure.

Retail Products
The retail product portfolio includes modular and integrated, “all-in-one” POS and self-service terminals that meet changing consumer shopping journeys, as well as retailers’ and store staff’s automation requirements. Anchored by the newly launched DN SERIES EASY line, the Company’s SCO products and ordering kiosks facilitate a seamless and efficient transaction experience. The BEETLE®/iSCAN EASY eXpress™, hybrid products, can alternate from attended operation to SCO with the press of a button. The K-two Kiosk automates routine tasks and in-store transactions, offers order-taking abilities, particularly at quick service restaurants and fast casual restaurants and presents functionality that furthers store automation and digitalization. Supplementing the POS system is a broad range of peripherals, including printers, scales and mobile scanners, as well as the cash management portfolio, which offers a wide range of banknote and coin processing systems.

Retail Software
DN Vynamic™ Software for Retail is an open and flexible software portfolio built to align with how retailers operate. Different capabilities can be bundled to support the modern retail ecosystem across many retail verticals including grocery, fashion, convenience, fuel, food and specialty retail. Consumption models are flexible; being both cloud-enabled and/or on-premise solutions. The modular micro-services architecture allows Vynamic Software to easily scale up or down as needed. Vynamic software for Retail promotes standards and open API-based architectures giving retailers the ability to integrate third-party technologies to enable the best customer journey possible and to optimize efficiency and reduce costs across every part of the retail process, from consumer-facing transactions to store operations to enterprise management.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2021
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
The software suite enables retailers to upgrade and orchestrate consumer and staff journeys across all channels and touchpoints by providing personalized, efficient and secure check-out solutions. The software supports a staffed point-of-sale checkout, handheld self-scanning devices or SCO terminals.

The self-service element of the software suite leverages advanced artificial intelligence algorithms and other advancements for automatic item recognition, automated age verifications for certain items and screen mirroring to offer touchless checkout processes as well as support for advanced loyalty programs. The Vynamic suite supports online and offline promotions in real time, dynamic consumer segmentation, and flexible digital or print couponing. Business operations are optimized with Vynamic Retail including automated merchandise collection, in-store ordering and return-in-store processes, stock management, pricing management, etc., via store management solutions.

Business Drivers

The business drivers of the Company's future performance include, but are not limited to:

•Demand for services on distributed IT assets such as ATMs, POS and SCO, including managed services and professional services
•Timing of product upgrades and/or replacement cycles for ATMs, POS and SCO
•Demand for advanced self-service capabilities supported by the Company’s software licenses, maintenance and professional services
•Demand for innovative and secure technology in connection with the Company's Connected Commerce strategy
•Integration of sales force, business processes, procurement, and internal IT systems
•Execution and risk management associated with DN Now transformational activities
•Realization of cost reductions, which leverage the Company's global scale, reduce overlap and improve operating efficiencies

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2021
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
Net Sales

The following tables represent information regarding the Company's net sales:

	Three Months Ended				Percent of Total Net Sales for the Three Months Ended
	March 31,				March 31,
	2021	2020	% Change	% Change in CC (1)	2021	2020
Segments
Eurasia Banking
Services	$189.6	$206.0	(8.0)	(13.9)	20.1	22.6
Products	138.2	104.5	32.2	24.2	14.6	11.5
Total Eurasia Banking	327.8	310.5	5.6	(1.1)	34.7	34.1

Americas Banking
Services	227.7	239.5	(4.9)	(3.5)	24.1	26.3
Products	84.0	105.2	(20.2)	(18.2)	8.9	11.6
Total Americas Banking	311.7	344.7	(9.6)	(8.0)	33.0	37.9

Retail
Services	156.3	142.3	9.8	1.5	16.6	15.6
Products	148.1	113.2	30.8	22.8	15.7	12.4
Total Retail	304.4	255.5	19.1	10.9	32.3	28.0

Total net sales	$943.9	$910.7	3.6	(0.1)	100.0	100.0
(1) The Company calculates constant currency by translating the prior-year period results at the current year exchange rate.

Three months ended March 31, 2021 compared with three months ended March 31, 2020

Net sales increased $33.2, or 3.6 percent, including a net favorable currency impact of $34.0 primarily related to the euro, resulting in a constant currency decrease of $0.8. After excluding the favorable currency impact and $23.0 of net sales generated during the three months ended March 31, 2020 from divested businesses, net sales increased by $22.2.
Segments

•Eurasia Banking net sales increased $17.3, including a net favorable currency impact of $20.9, related primarily to the euro, and divestitures of $19.7. Excluding the impact of currency and divestitures, net sales increased $16.1 driven by increased product volume and related installation activity.

•Americas Banking net sales decreased $33.0, including a net unfavorable currency impact of $6.0, related primarily to the Brazilian real, and divestitures of $2.4. Excluding the impact of currency and divestitures, net sales decreased $24.6 due to a decline in product volume and related installation activity including non-recurring U.S. regional Windows 10 upgrades completed during the three months ended March 31, 2020 as well as lower contract revenue.

•Retail net sales increased $48.9, including a net favorable currency impact of $19.1 mostly related to the euro, and divestitures of $0.9. Excluding the impact of currency and divestitures, net sales increased $30.7 primarily from POS and SCO roll-outs in Europe with installations occurring during the three months ended March 31, 2021 as well as increased demand for professional services.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2021
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
Gross Profit

The following table represents information regarding the Company's gross profit:

	Three Months Ended
	March 31,
	2021	2020	% Change
Gross profit - services	$184.0	$150.3	22.4
Gross profit - products	89.2	76.5	16.6
Total gross profit	$273.2	$226.8	20.5

Gross margin - services	32.1%	25.6%
Gross margin - products	24.1%	23.7%

Total gross margin	28.9%	24.9%

Services gross margin increased 6.5 percent in the three months ended March 31, 2021, including non-routine charges of $0.4 in the three months ended March 31, 2021. For the three months ended March 31, 2020 the $19.4 of non-routine charges consisted primarily of a loss-making contract related to a discontinued offering, a spare parts inventory provision, and incremental payments to essential service technicians for their contributions during the COVID-19 pandemic. Excluding the impact of non-routine expenses, services gross margin increased 3.1 percent in the three months ended March 31, 2021, due in part to sustainable savings brought about by the Company’s service modernization plan, divestitures of certain businesses, and lower professional services cost in the Americas Banking and Retail segments.

Product gross margin increased 0.4 percent in the three months ended March 31, 2021, including non-routine charges of $(0.1) for the three months ended March 31, 2021. The decrease in non-routine charges from $7.0 for the three months ended March 31, 2020 was primarily attributable to one-time indemnification costs of a previously divested German business. Excluding non-routine charges, products gross margin decreased 1.8 percent in the three months ended March 31, 2021, due primarily to a unfavorable solution and geography mix, a reversal of interim cost benefits from the prior year, and higher logistics costs.

Operating Expenses

The following table represents information regarding the Company's operating expenses:

	Three Months Ended
	March 31,
	2021	2020	% Change
Selling and administrative expense	$203.4	$222.1	(8.4)
Research, development and engineering expense	34.1	32.5	4.9
(Gain) loss on sale of assets, net	(0.5)	(1.8)	72.2
Total operating expenses	$237.0	$252.8	(6.3)
Percent of net sales	25.1%	27.8%

Selling and administrative expense decreased $18.7 in the three months ended March 31, 2021 compared to March 31, 2020. Excluding the impact of non-routine, restructuring and transformation expenses incurred in both periods, selling and administrative expense was consistent with the prior year comparable period.

Non-routine cost in selling and administrative expense was $20.5 in the three months ended March 31, 2021, a decrease of $2.2 compared to the three months ended March 31, 2020. The non-routine expenses incurred in the three months ended March 31, 2021 and March 31, 2020 related primarily to amortization of purchase accounting adjustments. Restructuring and DN Now transformation operating expenses were $22.3 in the three months ended March 31, 2021, a decrease of $16.9, compared to the prior-year period.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2021
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
Research, development and engineering expense in the three months ended March 31, 2021 increased $1.6. Excluding lower restructuring and transformation expense of $0.3 for the three months ended March 31, 2021, research, development and engineering expense increased due to the Company's growth initiatives.

Operating expense as a percent of net sales in the three months ended March 31, 2021 decreased 2.7 percent to 25.1 percent compared to the same period in 2020 primarily from higher sales volume and successful implementation of the Company's DN Now initiatives.

Operating Profit (Loss)

The following table represents information regarding the Company's operating profit (loss):

	Three Months Ended
	March 31,
	2021	2020	% Change
Operating profit (loss)	$36.2	$(26.0)	N/M
Operating margin	3.8%	(2.9)%

The operating profit increased by $62.2 in the three months ended March 31, 2021 compared to the prior-year period. The change is primarily due to higher product sales volume in the Eurasia Banking and Retail segments, improved gross margin and lower DN Now restructuring accruals.

Other Income (Expense)

The following table represents information regarding the Company's other income (expense), net:

	Three Months Ended
	March 31,
	2021	2020	% Change
Interest income	$1.7	$1.1	54.5
Interest expense	(48.7)	(48.0)	(1.5)
Foreign exchange gain, net	5.7	0.4	N/M
Miscellaneous, net	(0.7)	(0.9)	22.2
Other income (expense), net	$(42.0)	$(47.4)	11.4
N/M = Not Meaningful
Interest income and expense in the three months ended March 31, 2021 have remained materially consistent with the three months ended March 31, 2020. Foreign exchange gain, net includes realized gains primarily related to the Brazilian real on non-designated foreign currency hedges in the first quarter of 2021.

Net Loss

The following table represents information regarding the Company's net loss:

	Three Months Ended
	March 31,
	2021	2020	% Change
Net loss	$(8.1)	$(93.4)	91.3
Percent of net sales	(0.9)%	(10.3)%
Effective tax rate	(17.4)%	(27.2)%
N/M = Not Meaningful
Net loss decreased primarily due to the reasons described above as well as the $18.8 decrease in income tax expense that was $1.2 in the three months ended March 31, 2021 compared to $20.0 in the three months ended March 31, 2020, which included one-time charges related to the global intangible low-taxed income (GILTI) provisions of the U.S. Tax Cuts and Jobs Act as well as a partial valuation allowance against interest expense carryforwards.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2021
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
Segment Operating Profit Summary

The following tables represent information regarding the segment operating profit metrics, which exclude the impact of restructuring and non-routine charges, by reporting segment. Refer to note 18 of the condensed consolidated financial statements for further details of net sales and segment operating profit:

	Three Months Ended
	March 31,
Eurasia Banking:	2021	2020	% Change
Net sales	$327.8	$310.5	5.6
Segment operating profit	$25.0	$22.8	9.6
Segment operating profit margin	7.6%	7.3%

Segment operating profit increased $2.2 in the three months ended March 31, 2021 largely due to the increase in net sales.

Segment operating profit margin increased 0.3 percent for the three months ended March 31, 2021. The increase in margin percentage is primarily due to lower operating expenses tied to DN Now initiatives.

	Three Months Ended
	March 31,
Americas Banking:	2021	2020	% Change
Net sales	$311.7	$344.7	(9.6)
Segment operating profit	$40.2	$46.5	(13.5)
Segment operating profit margin	12.9%	13.5%

Segment operating profit decreased $6.3 in the three months ended March 31, 2021 primarily due to the decrease in net sales, partially offset by gross profit margin improvements.

Segment operating profit margin decreased 0.6 percent for the three months ended March 31, 2021, primarily as a result of the sales decline.

	Three Months Ended
	March 31,
Retail:	2021	2020	% Change
Net sales	$304.4	$255.5	19.1
Segment operating profit	$27.1	$11.1	144.1
Segment operating profit margin	8.9%	4.3%

Segment operating profit increased $16.0 for the three months ended March 31, 2021 as a result of an increase in net sales as well as gross margin improvements related to increases in sales on higher margin POS and SCO products and professional services.

Segment operating profit margin increased 4.6 percent for the three months ended March 31, 2021, due to gross margin improvements and cost savings related to DN Now initiatives.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2021
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
Liquidity and Capital Resources

The Company's total cash and cash availability as of March 31, 2021 and December 31, 2020 was as follows:

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$234.8	$324.5
Additional cash availability from:
Uncommitted lines of credit	33.7	41.1
Revolving Facility	313.0	283.1
Short-term investments	21.3	37.2
Total cash and cash availability	$602.8	$685.9

Capital resources are obtained from income retained in the business, borrowings under the Company’s committed and uncommitted credit facilities and operating and capital leasing arrangements. Management expects that the Company’s capital resources will be sufficient to finance planned working capital needs, R&D activities, investments in facilities or equipment, pension contributions and any repurchases of the Company’s common shares for at least the next 12 months. The Company had no restricted cash at March 31, 2021 and December 31, 2020. The Company has made acquisitions in the past and may make acquisitions in the future. Part of the Company’s strategy is to optimize the business portfolio through divestitures and complementary acquisitions. The Company intends to finance any future acquisitions with cash and short-term investments, cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares.

As of March 31, 2021, the Company had a revolving facility provided by the Credit Agreement of up to $369.0 (the Revolving Facility). The weighted-average interest rate on outstanding Revolving Facility borrowings as of both March 31, 2021 and December 31, 2020 was 4.75 percent, which is variable based on the London Interbank Offered Rate (LIBOR). There was $313.0 available under the Revolving Facility as of March 31, 2021, after excluding $25.8 in letters of credit.

The following table summarizes the results of the Company's condensed consolidated statement of cash flows for the three months ended March 31, 2021:

Summary of cash flows:	March 31, 2021	March 31, 2020
Net cash provided (used) by operating activities	$(65.2)	$(78.2)
Net cash provided (used) by investing activities	3.2	(53.4)
Net cash provided (used) by financing activities	(24.9)	314.0
Effect of exchange rate changes on cash and cash equivalents	(1.8)	(15.6)
Change in cash and cash equivalents	$(88.7)	$166.8

Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for income taxes, restructuring and integration activities, pension funding and other items impact reported cash flows. Net cash used by operating activities was $65.2 for the three months ended March 31, 2021, a change of $13.0 from cash use of $78.2 for the three months ended March 31, 2020.

•Cash flows from operating activities during the three months ended March 31, 2021 compared to the same period in 2020 improved largely due to the $85.3 decrease in the net loss, partially offset by management of longer lead time requirements in the supply chain that increased inventory levels as well as a reduction in deferred revenue due to a high volume of customer prepayments at December 31, 2020. Refer to the Results of Operations discussed above for further discussion of the Company's reduction in net loss.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2021
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
•The net aggregate of trade receivables, inventories and accounts payable used $2.6 and provided $5.4 in operating cash flows during the three months ended March 31, 2021 and 2020, respectively. Trade receivables cash use was $1.3 for the three months ended March 31, 2021 compared to cash provided of $8.0 for the same period in the prior year primarily due to higher sales volume. For the three months ended March 31, 2021, inventory cash use increased $26.3 compared to the same period in the prior year primarily due to increased purchases in 2021 both to meet increased customer demand and manage longer lead time requirements on raw materials. Accounts payable provided $64.1 for the three months ended March 31, 2021 compared to a cash source of $47.3 for the same period in the prior year primarily related tighter controls on accounts payable.

•In the aggregate, the other combined certain assets and liabilities used $61.4 for the three months ended March 31, 2021 compared to $30.7 during the same period in 2020. The change is largely driven by an increase in cash interest payments, severance payouts and payments for capitalized cloud implementation costs during the three months ended March 31, 2021.

Depreciation and amortization expense decreased $9.5 to $19.8 during the three months ended March 31, 2021 compared to $26.5 during the same period in March 31, 2020, primarily due to a reduction in amortization related to acquired intangibles along with a reduction in capital spend.

Investing Activities

Cash flows from investing activities during the three months ended March 31, 2021 compared to the same period in 2020 were primarily impacted by a non-recurring net use of $38.5 of cash in the first quarter of 2020 that was included in the sale of Portavis Gmbh, a non-core consulting business in the Eurasia Banking segment. Additionally, the maturities and purchases of investments primarily relate to short-term investment activity in Brazil that resulted in an $16.0 increase in net cash proceeds due to an increase in investment activity.

Financing Activities

Net cash used by financing activities was $24.9 for the three months ended March 31, 2021 compared to $314.0 proceeds for the same period in 2020, which resulted in a decrease of $338.9. The change was primarily a result of the Company drawing down its entire availability under the Revolving Facility provided by the Company's credit agreement in the first quarter of 2020 in response to the uncertainty of the circumstances surrounding the COVID-19 pandemic, which has since been paid down.

During the first quarter of 2021, the Company entered into an agreement whereby its ownership percentage in a certain consolidated but non-wholly owned subsidiary in Europe was reduced by means of capital contributions from noncontrolling shareholders totaling $12.7, which is considered cash proceeds from financing activities in the Contributions from noncontrolling interest holders caption.

Refer to note 9 of the condensed consolidated financial statements for additional information regarding the Company's debt obligations. The Company paid cash for interest related to its debt of $59.9 and $34.0 for the three months ended March 31, 2021 and March 31, 2020, respectively. As defined by the Company's Credit Agreement, the ratio of net debt to trailing 12 months adjusted EBITDA was 4.1 times as of March 31, 2021. As of March 31, 2021, the Company was in compliance with the financial and other covenants in its debt agreements.

Refer to note 14 of the condensed consolidated financial statements for additional information regarding the Company's hedging and derivative instruments.

Contractual Obligations The Company enters into certain purchase commitments due within one year for materials through contract manufacturing agreements for a total negotiated price. At March 31, 2021, the Company had minimal purchase commitments due within one year for materials through contract manufacturing agreements at negotiated prices.

Except for the items noted above, all contractual cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at March 31, 2021 compared to December 31, 2020.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2021
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Off-Balance Sheet Arrangements The Company enters into various arrangements not recognized in the consolidated balance sheets that have or could have an effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources. The principal off-balance sheet arrangements that the Company enters into are guarantees and sales of finance receivables. The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, customers, regulatory agencies and insurance providers. If the Company is not able to comply with its contractual obligations, the suppliers, regulatory agencies and insurance providers may draw on the pertinent bank. The Company has sold finance receivables to financial institutions while continuing to service the receivables. The Company records these sales by removing finance receivables from the consolidated balance sheets and recording gains and losses in the consolidated statement of operations (refer to Note 5: Investments).

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

	Summarized Balance Sheets
	March 31, 2021	December 31, 2020
Total current assets	$465.8	$449.9
Total non-current assets	$1,942.1	$1,504.6

Total current liabilities	$1,311.7	$1,252.5
Total non-current liabilities	$2,034.9	$2,084.3

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2021
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

	Summarized Statements of Operations
	Three Months Ended	Year Ended
	March 31, 2021	December 31, 2020
Net sales	$257.8	$1,097.4
Cost of sales	178.5	784.3
Selling and administrative expense	99.0	446.4
Research, development and engineering expense	9.8	38.1
Impairment of assets	—	2.5
Gain on sale of assets, net	—	(0.5)
Interest income	0.2	1.1
Interest expense	(33.4)	(267.8)
Foreign exchange gain (loss), net	4.3	(9.5)
Miscellaneous, net	34.4	156.9
Loss from continuing operations before taxes	$(24.0)	$(292.7)

Net (loss) income	$(20.7)	$(269.1)
Net (loss) income attributable to Diebold Nixdorf, Incorporated	$(20.7)	$(269.1)

As of March 31, 2021 and December 31, 2020, the Parent Company and the guarantor subsidiaries on a combined basis had the following balances with non-guarantor subsidiaries:

	Summarized Balance Sheets
	March 31, 2021	December 31, 2020
Total current assets	$176.9	$211.5
Total non-current assets	$644.9	$867.5

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

There have been no material changes to the critical accounting policies and estimates described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2021
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
• the Company's ability to continue to achieve benefits from its strategic initiatives such as DN Now and its digitally enabled hardware, services and software strategy;
• the success of the Company’s new products, including its DN Series line and EASY family of retail checkout solutions;
• the impact of a cybersecurity breach or operational failure on the Company's business;
• the Company's ability to generate sufficient cash to service its debt or to comply with the covenants contained in the agreements governing its debt;
• the Company’s ability to attract, retain and motivate key employees;
• the Company’s reliance on suppliers, subcontractors and availability of raw materials and other components;
• changes in the Company's intention to further repatriate cash and cash equivalents and short-term investments residing in international tax jurisdictions, which could negatively impact foreign and domestic taxes;
• the Company's success in divesting, reorganizing or exiting non-core and/or non-accretive businesses and its ability to successfully manage acquisitions, divestitures, and alliances;
• the outcome of the appraisal proceedings initiated in connection with the implementation of the Domination and Profit Loss Transfer Agreement with the former Diebold Nixdorf AG and the merger/squeeze-out;
• the impact of market and economic conditions, including the proliferation of cash and any deterioration or disruption in the financial and service markets, including the bankruptcies, restructurings or consolidations of financial institutions, which could reduce our customer base and/or adversely affect our customers' ability to make capital expenditures, as well as adversely impact the availability and cost of credit;
• competitive pressures, including pricing pressures and technological developments;
• changes in political, economic or other factors such as currency exchange rates, inflation rates (including the impact of possible currency devaluations in countries experiencing high inflation rates), recessionary or expansive trends, taxes and regulations and laws affecting the worldwide business in each of the Company's operations;
• the Company's ability to maintain effective internal controls;
• unanticipated litigation, claims or assessments, as well as the outcome/impact of any current/pending litigation, claims or assessments; and
• the effect of changes in law and regulations or the manner of enforcement in the U.S. and internationally and the Company’s ability to comply with government regulations.

Except to the extent required by applicable law or regulation, the Company undertakes no obligation to update these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2021
(in millions, except share and per share amounts)
Item 3: Quantitative and Qualitative Disclosures About Market Risk

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of market risk exposures. As discussed elsewhere in this Quarterly Report on Form 10-Q, the COVID-19 pandemic has negatively impacted our business and results of operations. As the Company cannot predict the duration or extent of the pandemic, the future impact on the results of operations, financial position and cash flows, among others, cannot be reasonably estimated, but could be material. There have been no other material changes in this information since December 31, 2020.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company's management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that such disclosure controls and procedures were effective as of March 31, 2021.

Change in Internal Controls

During the first quarter ended March 31, 2021, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2021
(in millions, except share and per share amounts)
Part II – Other Information

Item 1: Legal Proceedings

At March 31, 2021, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims.

For more information regarding legal proceedings, please refer to Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material developments with respect to the legal proceedings reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Item 1A: Risk Factors

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There has been no material change to this information since December 31, 2020.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Information concerning the Company’s share repurchases made during the first quarter ended March 31, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
January	1,747	$9.51	—	2,426,177
February	361,769	$13.91	—	2,426,177
March	10,107	$12.81	—	2,426,177
Total	373,623	$13.86	—
(1)All shares were surrendered or deemed surrendered to the Company in connection with the Company’s share-based compensation plans.
(2)The initial share repurchase plan was approved by the Board of Directors in 1997 and subsequently increased from time to time through 2012. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. The share repurchase plan has no expiration date.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2021
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

3.2
Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated – incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (Commission File No. 1-4879)

3.3
Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated – incorporated by reference to Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 1-4879)

3.4
Certificate of Amendment to Amended Articles of Incorporation of Diebold Nixdorf, Incorporated – incorporated by reference to Exhibit 3.1(i) to Registrant’s Current Report on Form 8-K filed on December 12, 2016 (Commission File No. 1-4879)

3.5
Certificate of Amendment to Amended Articles of Incorporation of Diebold Nixdorf, Incorporated, effective April 26, 2017 – incorporated by reference to Exhibit 3.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (Commission File No. 1-4879)

10.1
Performance Unit Award Agreement, dated February 12, 2021, by and between Diebold Nixdorf, Incorporated and Gerrard Schmid, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021 (Commission File No. 1-4879)

10.44
Performance Unit Award Agreement, dated February 23, 2021, by and between Diebold Nixdorf, Incorporated and Jeffrey Rutherford incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-4879)

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

DIEBOLD NIXDORF, INCORPORATED

Date:	May 10, 2021		/s/ Gerrard B. Schmid
		By:	Gerrard B. Schmid
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2021		/s/ Jeffrey Rutherford
		By:	Jeffrey Rutherford
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)