Form 10-Q
period 2021-06-30
DIEBOLD NIXDORF, Inc
filed 2021-07-29
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding as of July 27, 2021 was 78,353,807.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Form 10-Q

Part I – Financial Information
Item 1: Financial Statements

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share and per share amounts)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$224.3	$324.5
Short-term investments	8.1	37.2
Trade receivables, less allowances for doubtful accounts of $35.7 and $37.5, respectively	638.6	646.9
Inventories	587.5	498.2
Prepaid expenses	48.9	58.8
Current assets held for sale	59.4	64.7
Other current assets	249.6	227.0
Total current assets	1,816.4	1,857.3
Securities and other investments	10.6	10.3
Property, plant and equipment, net of accumulated depreciation and amortization of $548.1 and $536.1, respectively	154.3	177.5
Goodwill	779.1	800.4
Deferred income taxes	102.5	97.5
Customer relationships, net	355.8	407.9
Other assets	316.4	306.5
Total assets	$3,535.1	$3,657.4
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities
Notes payable	$32.9	$10.7
Accounts payable	561.5	499.9
Deferred revenue	299.3	346.8
Payroll and other benefits liabilities	211.7	226.6
Current liabilities held for sale	16.6	15.4
Other current liabilities	469.4	550.1
Total current liabilities	1,591.4	1,649.5
Long-term debt	2,318.7	2,335.7
Pensions, post-retirement and other benefits	218.6	228.7
Deferred income taxes	103.4	103.4
Other liabilities	145.6	152.6
Redeemable noncontrolling interests	—	19.2
Equity
Diebold Nixdorf, Incorporated shareholders' equity
Preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Common shares, $1.25 par value, 125,000,000 authorized shares, 94,593,267 and 93,534,866 issued shares, 78,348,114 and 77,678,984 outstanding shares, respectively	118.2	116.9
Additional capital	813.8	787.9
Retained earnings (accumulated deficit)	(780.7)	(742.3)
Treasury shares, at cost (16,245,153 and 15,855,882 shares, respectively)	(582.1)	(576.7)
Accumulated other comprehensive loss	(420.5)	(412.9)
Total Diebold Nixdorf, Incorporated shareholders' equity	(851.3)	(827.1)
Noncontrolling interests	8.7	(4.6)
Total equity	(842.6)	(831.7)
Total liabilities, redeemable noncontrolling interests and equity	$3,535.1	$3,657.4
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales
Services	$586.7	$559.7	$1,160.3	$1,147.5
Products	356.8	330.8	727.1	653.7
	943.5	890.5	1,887.4	1,801.2
Cost of sales
Services	409.9	389.8	799.5	827.3
Products	281.7	253.1	562.8	499.5
	691.6	642.9	1,362.3	1,326.8
Gross profit	251.9	247.6	525.1	474.4
Selling and administrative expense	204.8	181.6	408.2	403.7
Research, development and engineering expense	35.6	30.7	69.7	63.2
(Gain) loss on sale of assets, net	(1.4)	14.8	(1.9)	13.0
	239.0	227.1	476.0	479.9
Operating profit (loss)	12.9	20.5	49.1	(5.5)
Other income (expense)
Interest income	2.3	2.4	4.0	3.5
Interest expense	(49.7)	(48.3)	(98.4)	(96.3)
Foreign exchange gain (loss), net	(9.2)	(7.6)	(3.5)	(7.2)
Miscellaneous, net	2.7	6.5	2.0	5.6
Loss before taxes	(41.0)	(26.5)	(46.8)	(99.9)
Income tax (benefit) expense	(11.2)	(3.4)	(10.0)	16.6
Equity in loss of unconsolidated subsidiaries	(0.5)	—	(1.6)	—
Net loss	(30.3)	(23.1)	(38.4)	(116.5)
Net (loss) income attributable to noncontrolling interests	—	0.6	—	—
Net loss attributable to Diebold Nixdorf, Incorporated	$(30.3)	$(23.7)	$(38.4)	$(116.5)

Basic and diluted weighted-average shares outstanding	78.3	77.6	78.2	77.4

Net loss attributable to Diebold Nixdorf, Incorporated
Basic and diluted loss per share	$(0.39)	$(0.31)	$(0.49)	$(1.51)
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss	$(30.3)	$(23.1)	$(38.4)	$(116.5)
Other comprehensive income (loss), net of tax
Translation adjustment	21.8	42.5	(13.5)	(54.1)
Foreign currency hedges (net of tax of $0.0, $0.3, $0.0 and $0.5, respectively)	(1.3)	1.5	0.3	2.2
Interest rate hedges
Net income (loss) recognized in other comprehensive income (net of tax of $0.4, $(0.5), $0.8 and $(4.6) respectively)	2.0	(2.4)	4.1	(22.1)
Reclassification adjustment for amounts recognized in net income	(0.3)	0.8	(0.8)	5.3
	1.7	(1.6)	3.3	(16.8)
Pension and other post-retirement benefits
Net actuarial loss amortized (net of tax of $0.4, $0.4, $0.9 and $1.8, respectively)	1.2	2.3	3.8	9.1
Other	—	0.4	(0.9)	(0.8)
Other comprehensive loss, net of tax	23.4	45.1	(7.0)	(60.4)
Comprehensive loss	(6.9)	22.0	(45.4)	(176.9)
Less: Comprehensive income (loss) attributable to noncontrolling interests	0.1	0.6	0.6	(1.3)
Comprehensive loss attributable to Diebold Nixdorf, Incorporated	$(7.0)	$21.4	$(46.0)	$(175.6)
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Six Months Ended
	June 30,
	2021	2020
Cash flow from operating activities
Net loss	$(38.4)	$(116.5)
Adjustments to reconcile net loss to cash flow used by operating activities:
Depreciation and amortization	38.5	52.3
Amortization of Wincor Nixdorf purchase accounting intangible assets	39.8	42.8
Amortization of deferred financing costs into interest expense	8.7	11.4
Share-based compensation	8.0	7.6
(Gain) loss on sale of assets, net	(1.9)	13.0
Deferred income taxes	(3.9)	(55.8)
Changes in certain assets and liabilities
Trade receivables	(2.3)	7.4
Inventories	(96.0)	(65.0)
Accounts payable	70.4	21.5
Deferred revenue	(40.6)	(9.7)
Sales tax and net value added tax	(34.7)	(23.0)
Income taxes	(34.2)	51.6
Accrued salaries, wages and commissions	(11.5)	(57.1)
Restructuring accrual	(10.1)	(10.8)
Warranty liability	(0.2)	(5.4)
Liabilities held for sale	—	—
Pension and post retirement benefits	(2.7)	4.9
Certain other assets and liabilities	(32.6)	(37.1)
Net cash provided (used) by operating activities	(143.7)	(167.9)
Cash flow from investing activities
Capital expenditures	(6.2)	(8.8)
Capitalized software development	(11.2)	(8.9)
Proceeds from divestitures, net of cash divested	5.8	(47.9)
Proceeds from maturities of investments	177.3	104.1
Payments for purchases of investments	(150.3)	(103.0)
Proceeds from sale of assets	1.7	—
Change in certain other assets	—	7.4
Net cash provided (used) by investing activities	17.1	(57.1)
Cash flow from financing activities
Debt issuance costs	—	(3.8)
Revolving credit facility borrowings (repayments), net	20.9	385.9
Other debt borrowings	7.4	20.0
Other debt repayments	(5.2)	(90.5)
Contributions from noncontrolling interest holders	12.7	—
Other	(6.3)	(5.5)
Net cash provided (used) by financing activities	29.5	306.1
Effect of exchange rate changes on cash and cash equivalents	(0.6)	(10.8)
Change in cash and cash equivalents	(97.7)	70.3
Add: Cash included in assets held for sale at beginning of period	2.7	97.2
Less: Cash included in assets held for sale at end of period	5.2	2.0
Cash and cash equivalents at the beginning of the period	324.5	280.9
Cash and cash equivalents at the end of the period	$224.3	$446.4
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2021
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

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In addition, some of the Company’s statements in this Quarterly Report on Form 10-Q may involve risks and uncertainties that could significantly impact expected future results. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the full year.

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

Note 2: Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per share includes the dilutive effect of potential common shares outstanding. Under the two-class method of computing earnings (loss) per share, non-vested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities. The Company’s participating securities include restricted stock units (RSUs), director deferred shares and shares that were vested but deferred by employees. The Company calculated basic and diluted earnings (loss) per share under both the treasury stock method and the two-class method. For the three and six months ended June 30, 2021 and 2020, there were no differences in the earnings (loss) per share amounts calculated using the two methods. Accordingly, the treasury stock method is disclosed below; however, because the Company is in a net loss position, dilutive shares of 1.3 and 0.5 for the three months ended June 30, 2021 and 2020, respectively, and 1.3 and 1.0 for the six months ended June 30, 2021 and 2020, respectively, are excluded from the shares used in the computation of diluted earnings (loss) per share.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2021
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table represents amounts used in computing earnings (loss) per share and the effect on the weighted-average number of shares of dilutive potential common shares:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator
Income (loss) used in basic and diluted loss per share
Net loss	$(30.3)	$(23.1)	$(38.4)	$(116.5)
Net (income) loss attributable to noncontrolling interests	—	0.6	—	—
Net loss attributable to Diebold Nixdorf, Incorporated	$(30.3)	$(23.7)	$(38.4)	$(116.5)
Denominator
Weighted-average number of common shares used in basic and diluted loss per share (1)	78.3	77.6	78.2	77.4
Net loss attributable to Diebold Nixdorf, Incorporated
Basic and diluted loss per share	$(0.39)	$(0.31)	$(0.49)	$(1.51)
(1)Shares of 1.6 and 3.7 for the three months ended June 30, 2021 and 2020, respectively, and 1.6 and 2.7 for the six months ended June 30, 2021 and 2020, respectively, are excluded from the computation of diluted earnings per share because the effects are anti-dilutive, irrespective of the net loss position.

Note 3: Income Taxes

The effective tax rate on the loss from continuing operations was 27.0 percent and 20.7 percent for the three and six months ended June 30, 2021, respectively. The tax benefit for the three months ended June 30, 2021 was attributable to current quarter pre-tax losses. The tax benefit for the six months ended June 30, 2021 was primarily attributable to the jurisdictional mix of income and loss, valuation allowance on certain interest expense carryforwards, partially offset by discrete tax adjustments for uncertain tax positions, tax return to provision differences and expired stock compensation.

The effective tax rate on the loss from continuing operations was 12.8 percent and (16.6) percent for the three and six months ended June 30, 2020, respectively. The tax benefit for the three months ended June 30, 2020 was attributable to then current quarter pre-tax losses. The tax expense for the six months ended June 30, 2020 was primarily attributable to gain recognized for tax purposes on the surrender of Company-owned life insurance (COLI) plans, partially offset by release of valuation allowance against U.S. foreign tax credits expected to be utilized against current year income tax.

Note 4: Inventories

Major classes of inventories are summarized as follows:

	June 30, 2021	December 31, 2020
Finished goods	$239.8	$204.7
Service parts	176.2	169.0
Raw materials and work in process	171.5	124.5
Total inventories	$587.5	$498.2

Note 5: Investments

The Company’s investments, primarily in Brazil, consist of certificates of deposit that are recorded at fair value based upon quoted market prices. Changes in fair value are recognized in interest income, determined using the specific identification method, and were minimal. There were no gains from the sale of securities or proceeds from the sale of securities prior to the maturity date for the three and six months ended June 30, 2021 and 2020.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2021
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

The Company’s investments subject to fair value measurement consist of the following:

	Cost Basis	Unrealized Gain / (Loss)	Fair Value
As of June 30, 2021
Short-term investments
Certificates of deposit	$8.1	$—	$8.1
Long-term investments
Assets held in a rabbi trust	$5.1	$1.8	$6.9

As of December 31, 2020
Short-term investments
Certificates of deposit	$37.2	$—	$37.2
Long-term investments
Assets held in a rabbi trust	$5.2	$1.4	$6.6
Securities and other investments also includes cash surrender value of insurance contracts of $3.7 as of June 30, 2021 and December 31, 2020. During the second quarter of 2020, the Company surrendered several of its COLI plans. As a result, the Company received proceeds of $7.7 million during the six months ended June 30, 2020 and $15.6 during the year ended December 31, 2020 from the closure of the respective plans. The Company recorded a gain of $7.2 during the six months ended June 30, 2020, and recorded this to Miscellaneous, net within Other income (expense) on the condensed consolidated statement of operations.

The Company has certain non-consolidated joint ventures that are not significant subsidiaries and are accounted for under the equity method of accounting. The Company owns 48.1 percent of Inspur (Suzhou) Financial Technology Service Co. Ltd. (Inspur JV) and 49.0 percent of Aisino-Wincor Retail & Banking Systems (Shanghai) Co., Ltd. (Aisino JV). The Company engages in transactions in the ordinary course of business with the respective joint ventures. As of June 30, 2021, the Company had accounts receivable and accounts payable balances with these joint ventures of $6.1 and $33.5, respectively, which are included in trade receivables, less allowances for doubtful accounts and accounts payable on the condensed consolidated balance sheets.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2021
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 6: Goodwill and Other Assets

The changes in carrying amounts of goodwill within the Company's segments are summarized as follows:

	Eurasia Banking	Americas Banking	Retail	Total
Goodwill	$579.2	$431.3	$224.4	$1,234.9
Accumulated impairment	(291.7)	(122.0)	(57.2)	(470.9)
Balance at January 1, 2020	$287.5	$309.3	$167.2	$764.0
Transferred to assets held for sale	(1.4)	—	—	(1.4)
Divestitures	(6.4)	(2.4)	(1.2)	(10.0)
Currency translation adjustment	19.0	15.8	13.0	47.8
Goodwill	$590.4	$444.7	$236.2	$1,271.3
Accumulated impairment	(291.7)	(122.0)	(57.2)	(470.9)
Balance at December 31, 2020	$298.7	$322.7	$179.0	$800.4
Divestitures	—	—	(0.3)	(0.3)
Currency translation adjustment	(8.4)	(6.9)	(5.7)	(21.0)
Goodwill	$582.0	$437.8	$230.2	$1,250.0
Accumulated impairment	(291.7)	(122.0)	(57.2)	(470.9)
Balance at June 30, 2021	$290.3	$315.8	$173.0	$779.1

In accordance with the Company's accounting policy, goodwill is tested for impairment annually during the fourth quarter or earlier if a triggering event is identified.

The Company has four reporting units, which are Eurasia Banking, Americas Banking, EMEA Retail and Rest of World Retail. A triggering event was identified in the first quarter of 2020 leading to the Company performing an impairment analysis which indicated the Eurasia Banking, Americas Banking and EMEA Retail reporting units each had sufficient cushion of estimated fair value in excess of carrying value as of March 31, 2020. There have been no impairment indicators identified during the six months ended June 30, 2021. Rest of World Retail had no goodwill as of June 30, 2021 and December 31, 2020. Changes in certain assumptions could have a significant impact to the estimated fair value of the reporting units.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2021
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following summarizes information on intangible assets by major category:

		June 30, 2021			December 31, 2020
	Weighted-average remaining useful lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships, net	4.7 years	$737.9	$(382.1)	$355.8	$762.0	$(354.1)	$407.9

Internally-developed software	2.5 years	205.1	(166.9)	38.2	198.0	(160.0)	38.0
Development costs non-software	1.5 years	54.3	(54.2)	0.1	56.1	(55.8)	0.3
Other intangibles	6.1 years	58.4	(56.4)	2.0	69.8	(67.4)	2.4
Other intangible assets, net		317.8	(277.5)	40.3	323.9	(283.2)	40.7
Total		$1,055.7	$(659.6)	$396.1	$1,085.9	$(637.3)	$448.6

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

The following table identifies the activity relating to total capitalized software development:

	2021	2020
Beginning balance as of January 1	$38.0	$46.0
Capitalization	11.2	8.9
Amortization	(12.5)	(14.5)
Other	1.5	(0.1)
Ending balance as of June 30	$38.2	$40.3

The Company's total amortization expense, excluding that related to deferred financing costs, was $52.1 and $55.1 for the six months ended June 30, 2021 and 2020, respectively. The Company's total amortization expense, excluding that related to deferred financing costs, was $26.0 and $27.5 for the three months ended June 30, 2021 and 2020, respectively.

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

Changes in the Company’s warranty liability balance are illustrated in the following table:

	2021	2020
Beginning balance as of January 1	$38.6	$36.9
Current period accruals	11.0	11.8
Current period settlements	(11.4)	(17.1)
Currency translation adjustment	(0.6)	(1.7)
Balance at June 30	$37.6	$29.9

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2021
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 8: Restructuring

The following table summarizes the impact of the Company’s restructuring charges on the consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Cost of sales – services	$10.1	$1.6	$10.1	$2.5
Cost of sales – products	1.1	—	1.6	—
Selling and administrative expense	6.5	8.9	11.7	16.5
Research, development and engineering expense	(0.6)	1.0	(0.3)	2.5
Total	$17.1	$11.5	$23.1	$21.5

The following table summarizes the Company’s restructuring charges by reporting segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Severance
Eurasia Banking	$8.8	$5.8	$8.8	$8.1
Americas Banking	0.3	0.7	0.3	1.1
Retail	1.2	3.4	1.2	8.8
Corporate	—	1.6	—	3.5
Total severance	$10.3	$11.5	$10.3	$21.5

Other
Eurasia Banking	$0.1	$—	$0.6	—
Retail	1.6	—	1.6	—
Corporate	5.1	—	10.6	—
Total Other	6.8	—	12.8	—
Total	$17.1	$11.5	$23.1	$21.5

DN Now

During the second quarter of 2018, the Company began implementing DN Now to deliver greater, more sustainable profitability, and the gross savings target remains approximately $500 through 2021. The Company is approaching completion of its program to restructure the workforce, integrate and optimize systems and processes, transition workloads to lower cost locations and consolidate real estate holdings. Material incremental restructuring charges related to DN Now are not expected. The Company incurred DN Now restructuring charges of $17.1 and $23.1 for the three and six months ended June 30, 2021, respectively, compared to $11.5 and $21.5 for the three and six months ended June 30, 2020, respectively. The charges incurred during the six months ended June 30, 2021 relate primarily to redundant personnel costs during the transition period.

The following table summarizes the Company's cumulative total restructuring costs for DN Now as of June 30, 2021:

	DN Now
	Severance	Other
Eurasia Banking	$87.7	$2.6
Americas Banking	13.2	0.1
Retail	39.9	3.8
Corporate	54.3	12.2
Total	$195.1	$18.7

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2021
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table summarizes the Company’s restructuring accrual balances and related activity:

	2021	2020
Beginning balance as of January 1	$62.9	$42.6
Severance charges	10.3	21.5
Payouts/Settlements	(18.5)	(32.5)
Other	(2.8)	—
Ending balance as of June 30	$51.9	$31.6

Note 9: Debt

Outstanding debt balances were as follows:

	June 30, 2021	December 31, 2020
Notes payable
Uncommitted lines of credit	$6.0	$0.2
2022 Revolving Facility	15.9	—
Term Loan B Facility - USD	4.8	4.8
Term Loan B Facility - Euro	4.9	5.1
Other	1.8	0.6
	$33.4	$10.7
Short-term deferred financing fees	(0.5)	—
	$32.9	$10.7
Long-term debt
2023 Revolving Facility	$65.1	$60.1
Term Loan B Facility - USD	383.4	385.7
Term Loan B Facility - Euro	396.6	412.1
2024 Senior Notes	400.0	400.0
2025 Senior Secured Notes - USD	700.0	700.0
2025 Senior Secured Notes - EUR	415.9	429.5
Other	3.0	3.1
	2,364.0	2,390.5
Long-term deferred financing fees	(45.3)	(54.8)
	$2,318.7	$2,335.7

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

The 2025 Senior Secured Notes are or will be, as applicable, guaranteed on a senior secured basis by (i) all of Diebold Nixdorf, Incorporated’s existing and future direct and indirect U.S. subsidiaries that guarantee the obligations under the credit agreement (the Credit Agreement) governing the Company's revolving credit facility (the Revolving Facility) and (ii) all of Diebold Nixdorf, Incorporated’s existing, future, direct and indirect U.S. subsidiaries (other than securitization subsidiaries, immaterial subsidiaries and certain other subsidiaries) that guarantee any of the Diebold Nixdorf Dutch Holding B.V.’s, Diebold Nixdorf, Incorporated’s or its subsidiary guarantors’ indebtedness for borrowed money (collectively, the U.S. subsidiary guarantors). Additionally, the 2025 Senior Secured Notes - USD and the 2025 Senior Secured Notes - EUR are guaranteed on a senior secured basis by Diebold Nixdorf Dutch Holdings B.V. and Diebold Nixdorf, Incorporated, respectively. The 2025 Senior Secured Notes are secured by first-priority liens on substantially all of the tangible and intangible assets of Diebold Nixdorf, Incorporated, Diebold Nixdorf Dutch Holding B.V. and the U.S. subsidiary guarantors, in each case subject to permitted liens

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2021
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

and certain exceptions. The first-priority liens on the collateral securing the 2025 Senior Secured Notes - USD and the related guarantees and the 2025 Senior Secured Notes - EUR and the related guarantees are shared ratably among the 2025 Senior Secured Notes and the obligations under the Credit Agreement.

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

On July 20, 2020, the Company entered into the ninth amendment to the Credit Agreement (the Ninth Amendment). The Ninth Amendment amended the Credit Agreement to, among other things, extend the maturity of $330.0 of revolving credit commitments from April 30, 2022 to July 20, 2023 and amend the financial covenants in the Credit Agreement in connection with the extension of such maturities (and, effective as of the date of the Ninth Amendment, the Company terminated the majority of its other revolving credit commitments under the Revolving Facility.

As of June 30, 2021, the Term Loan Facilities and Revolving Facility under the Credit Agreement were secured by substantially all assets of Diebold Nixdorf, Incorporated and its domestic subsidiaries that are borrowers or guarantors under the Credit Agreement, subject to certain exceptions and permitted liens.

Uncommitted Line of Credit

As of June 30, 2021, the Company had various international short-term uncommitted lines of credit with borrowing limits aggregating to $27.4. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of June 30, 2021 and December 31, 2020 was 11.44 percent and 7.61 percent, respectively, and primarily relate to higher interest rate, short-term uncommitted lines of credit in Turkey and Brazil. Short-term uncommitted lines mature in less than one year. The remaining amount available under the short-term uncommitted lines at June 30, 2021 was $21.4.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2021
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The cash flows related to debt borrowings and repayments were as follows:

	Six Months Ended
	June 30,
	2021	2020
Revolving credit facility borrowings	$135.0	$461.0

Revolving credit facility repayments	$(114.1)	$(75.1)

Other debt borrowings
International short-term uncommitted lines of credit borrowings	$7.4	$20.0

Other debt repayments
Payments on 2022 Term Loan A Facility under the Credit Agreement	$—	$(12.2)
Payments Term Loan A-1 Facility under the Credit Agreement	—	(28.6)
Payments on Term Loan B Facility - USD under the Credit Agreement	(2.4)	(15.9)
Payments on Term Loan B Facility - Euro under the Credit Agreement	(2.5)	(15.2)
International short-term uncommitted lines of credit and other repayments	(0.3)	(18.6)
	$(5.2)	$(90.5)

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
(i)LIBOR with a floor of 0.0%
(ii)LIBOR with a floor of 0.5%
(iii)EURIBOR with a floor of 0.0%

The Company's financing agreements contain various financial covenants, including net debt to EBITDA and net interest coverage ratio, along with certain negative covenants that, among other things, limit dividends, acquisitions and the use of proceeds from divestitures. The Credit Agreement financial ratios at June 30, 2021 were as follows:

•a maximum allowable total net debt to adjusted EBITDA leverage ratio of 6.00 to 1.00 as of June 30, 2021 (reducing to 5.75 on December 31, 2021, 5.50 on September 30, 2022 and 5.25 on December 31, 2022 and thereafter); and
•a minimum adjusted EBITDA to net interest expense coverage ratio of not less than 1.50 to 1.00 as of June 30, 2021 (increasing to 1.625 on December 31, 2021 and 1.75 on December 31, 2022 and thereafter).

As of June 30, 2021, the Company was in compliance with the financial covenants in its debt agreements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2021
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 10: Redeemable Noncontrolling Interests

Changes in redeemable noncontrolling interests were as follows:

	2021	2020
Beginning balance as of January 1	$19.2	$20.9
Redemption value adjustment	—	(0.8)
Termination of put option	(19.2)	—
Ending balance as of June 30	$—	$20.1

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

Note 11: Equity

The following tables present changes in shareholders' equity attributable to Diebold Nixdorf, Incorporated and the noncontrolling interests:

					Accumulated Other Comprehensive Income (Loss)	Total Diebold Nixdorf, Incorporated Shareholders' Equity
	Common Shares	Additional Capital	Accumulated Deficit	Treasury Shares			Non-controlling Interests	Total Equity
Balance, December 31, 2020	$116.9	$787.9	$(742.3)	$(576.7)	$(412.9)	$(827.1)	$(4.6)	$(831.7)
Net loss	—	—	(8.1)	—	—	(8.1)	—	(8.1)
Other comprehensive loss	—	—	—	—	(30.9)	(30.9)	0.5	(30.4)
Share-based compensation issued	1.1	(1.1)	—	—	—	—	—	—
Share-based compensation expense	—	3.5	—	—	—	3.5	—	3.5
Treasury shares	—	—	—	(5.2)	—	(5.2)	—	(5.2)
Redeemable noncontrolling interest adjustments	—	19.2	—	—	—	19.2	12.7	31.9
Balance, March 31, 2021	$118.0	$809.5	$(750.4)	$(581.9)	$(443.8)	$(848.6)	$8.6	$(840.0)
Net loss	—	—	(30.3)	—	—	(30.3)	—	(30.3)
Other comprehensive loss	—	—	—	—	23.3	23.3	0.1	23.4
Share-based compensation issued	0.2	(0.2)	—	—	—	—	—	—
Share-based compensation expense	—	4.5	—	—	—	4.5	—	4.5
Treasury shares	—	—	—	(0.2)	—	(0.2)	—	(0.2)
Divestitures, net	—	—	—	—	—	—	—	$—
Balance, June 30, 2021	$118.2	$813.8	$(780.7)	$(582.1)	$(420.5)	(851.3)	$8.7	$(842.6)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2021
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

						Accumulated Other Comprehensive Income (Loss)	Total Diebold Nixdorf, Incorporated Shareholders' Equity
	Common Shares	Additional Capital	Accumulated Deficit		Treasury Shares			Non-controlling Interests	Total Equity
Balance, December 31, 2019	$115.3	$773.9	$(472.3)		$(571.9)	$(375.3)	$(530.3)	$24.0	$(506.3)
Net income (loss)	—	—	(92.8)	-23.7	—	—	(92.8)	(0.6)	(93.4)
Other comprehensive loss	—	—	—		—	(104.2)	(104.2)	(1.3)	(105.5)
Share-based compensation issued	1.4	(1.4)	—		—	—	—	—	—
Share-based compensation expense	—	4.0	—		—	—	4.0	—	4.0
Treasury shares	—	—	—		(4.6)	—	(4.6)	—	(4.6)
Divestitures, net	—	—	—		—	—	—	(4.8)	(4.8)
Balance, March 31, 2020	$116.7	$776.5	$(565.1)		$(576.5)	$(479.5)	$(727.9)	$17.3	$(710.6)
Net income (loss)	—	—	(23.7)		—	—	(23.7)	0.6	(23.1)
Other comprehensive loss	—	—	—		—	45.1	45.1	—	45.1
Share-based compensation issued	0.2	(0.2)	—		—	—	—	—	—
Share-based compensation expense	—	3.6	—		—	—	3.6	—	3.6
Treasury shares	—	—	—		(0.1)	—	(0.1)	—	(0.1)
Divestitures, net	—	—	—		—	—	—	(23.4)	(23.4)
Balance, June 30, 2020	$116.9	$779.9	$(588.8)		$(576.6)	$(434.4)	$(703.0)	$(5.5)	$(708.5)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2021
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 12: Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the Company’s accumulated other comprehensive income (AOCI), net of tax, by component for the three months ended June 30, 2021:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2021	$(292.5)	$(1.0)	$(4.5)	$(144.3)	$(1.5)	$(443.8)
Other comprehensive income (loss) before reclassifications (1)	21.7	(1.3)	2.0	—	—	22.4
Amounts reclassified from AOCI	—	—	(0.3)	1.2	—	0.9
Net current-period other comprehensive income (loss)	21.7	(1.3)	1.7	1.2	—	23.3
Balance at June 30, 2021	$(270.8)	$(2.3)	$(2.8)	$(143.1)	$(1.5)	$(420.5)
(1) Other comprehensive income (loss) before reclassifications within the translation component excludes a $(0.1) translation amount attributable to noncontrolling interests.

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
(1) Other comprehensive income (loss) before reclassifications within the translation component excludes a nominal translation amount attributable to noncontrolling interests.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2021
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the six months ended June 30, 2021:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2021	$(256.7)	$(2.6)	$(6.1)	$(146.9)	$(0.6)	$(412.9)
Other comprehensive income (loss) before reclassifications (1)	(14.1)	0.3	4.1	—	(0.9)	(10.6)
Amounts reclassified from AOCI	—	—	(0.8)	3.8	—	3.0
Net current-period other comprehensive income (loss)	(14.1)	0.3	3.3	3.8	(0.9)	(7.6)
Balance at June 30, 2021	$(270.8)	$(2.3)	$(2.8)	$(143.1)	$(1.5)	$(420.5)
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

The following table summarizes the details about the amounts reclassified from AOCI:

	Three Months Ended		Six Months Ended		Affected Line Item on the Statement of Operations
	June 30,		June 30,
	2021	2020	2021	2020
Interest rate hedge gain/(loss)	$(0.3)	$0.8	$(0.8)	$5.3	Interest expense
Pension and post-retirement benefits:
Net actuarial loss amortized (net of tax of $0.4, $0.4, $0.9 and $1.8, respectively)	1.2	2.3	3.8	9.1	Miscellaneous, net
Total reclassifications for the period	$0.9	$3.1	$3.0	$14.4

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2021
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
FORM 10-Q as of June 30, 2021
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans and other benefits for the three months ended June 30, 2021 and June 30, 2020:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Other Benefits
	2021	2020	2021	2020	2021	2020
Components of net periodic benefit cost
Service cost	$0.8	$0.9	$2.6	$2.6	$—	$—
Interest cost	3.9	4.7	0.7	1.0	0.2	0.1
Expected return on plan assets	(6.3)	(6.4)	(3.7)	(3.2)	—	—
Recognized net actuarial loss	2.2	2.0	(0.7)	(0.2)	0.1	—
Other	—	—	—	—	—	—
Net periodic pension benefit cost	$0.6	$1.2	$(1.1)	$0.2	$0.3	$0.1

The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans and other benefits for the six months ended June 30, 2021 and June 30, 2020:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Other Benefits
	2021	2020	2021	2020	2021	2020
Components of net periodic benefit cost
Service cost	$1.6	$1.9	$5.1	$5.1	$—	$—
Interest cost	7.9	9.4	1.5	2.0	0.4	0.1
Expected return on plan assets	(12.7)	(12.7)	(7.5)	(6.5)	—	—
Recognized net actuarial loss	4.5	3.9	0.1	(0.3)	0.1	(0.1)
Other	—	—	—	0.1	—	—
Net periodic pension benefit cost	$1.3	$2.5	$(0.8)	$0.4	$0.5	$—

Contributions

For the six months ended June 30, 2021 and June 30, 2020, contributions of $20.7 and $17.9, respectively, were made to the qualified and non-qualified pension plans. In June 2021, the Company received a reimbursement of $16.4 for certain benefits paid from its German plan trustee. In June 2020, the Company received a reimbursement of $13.5 for certain benefits paid from its German plan trustee.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2021
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table summarizes the gain (loss) recognized on derivative instruments:

Derivative instrument	Classification on condensed consolidated statements of operations	Three Months Ended		Six Months Ended
		June 30,		June 30,
		2021	2020	2021	2020
Foreign exchange forward contracts and cash flow hedges	Foreign exchange gain (loss), net	$0.1	$6.4	$(4.1)	$(7.2)
Interest rate swaps and non-designated hedges	Interest expense	(2.2)	(3.4)	(4.1)	(4.9)
Foreign exchange forward contracts and cash flow hedges	Cost of sales	0.1	—	—	—
Foreign exchange forward contracts and cash flow hedges	Net sales	—	0.2	—	0.5
Total		$(2.0)	$3.2	$(8.2)	$(11.6)

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

Cash Flow Hedges The Company is exposed to fluctuations in various foreign currencies against its functional currency. In many instances, both sales and purchases are transacted in foreign currencies. Diebold Nixdorf Systems GmbH, a EUR-functional currency subsidiary of Wincor Nixdorf International GmbH (WNI), is exposed to FX risk due to purchase of raw materials that are denominated in USD. Such purchases expose the Company to exchange rate fluctuations between EUR and USD. To hedge this risk, the Company enters into and designates certain foreign currency forward contracts to sell EUR and buy USD as cash flow hedges of the Company’s USD-denominated raw material purchases.

WNI, a EUR-functional-currency subsidiary, is exposed to FX risk due to sales that are denominated in GBP. To hedge this risk, the Company enters into and designates certain foreign currency forward contracts to sell GBP and buy EUR as cash flow hedges of the Company’s GBP-denominated intercompany sales.

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

Derivative instruments are recorded on the balance sheet at fair value. For instruments designated as cash flow hedges, the effective portion of changes in the fair value is recorded in AOCI and subsequently reclassified into earnings in the period that the hedged forecasted transactions impact earnings. The ineffective portion of the changes in fair value of the derivatives is recognized directly in earnings. As of June 30, 2021, the Company had the following outstanding foreign currency derivatives that were used to hedge its foreign exchange risks:

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2021
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Foreign Currency Derivative	Number of Instruments	Notional Sold		Notional Purchased
Currency forward agreements (USD-BRL)	4	25.4	BRL	4.9	USD
Currency forward agreements (GBP-EUR)	4	2.2	GBP	2.6	EUR
Currency forward agreements (USD-EUR)	2	1.0	EUR	1.2	USD

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

Note 15: Fair Value of Assets and Liabilities

Assets and Liabilities Recorded at Fair Value

Assets and liabilities subject to fair value measurement by fair value level and recorded as follows:

		June 30, 2021			December 31, 2020
			Fair Value Measurements Using			Fair Value Measurements Using
	Classification on condensed consolidated Balance Sheets	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets
Short-term investments
Certificates of deposit	Short-term investments	$8.1	$8.1	$—	$37.2	$37.2	$—
Assets held in rabbi trusts	Securities and other investments	6.9	6.9	—	6.6	6.6	—
Foreign exchange forward contracts	Other current assets	—	—	—	1.7	—	1.7
Total		$15.0	$15.0	$—	$45.5	$43.8	$1.7
Liabilities
Foreign exchange forward contracts	Other current liabilities	$0.2	$—	$0.2	$2.7	$—	$2.7
Interest rate swaps - long term	Other liabilities	0.7	—	0.7	3.0	—	3.0
Deferred compensation	Other liabilities	6.9	6.9	—	6.6	6.6	—
Total		$7.8	$6.9	$0.9	$12.3	$6.6	$5.7

The Company uses the end of period when determining the timing of transfers between levels. During each of the six months ended June 30, 2021 and 2020, there were no transfers between levels.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2021
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The carrying amount of the Company's debt instruments approximates fair value except for the 2024 Senior Notes and 2025 Senior Secured Notes. The fair value and carrying value of the 2024 Senior Notes and 2025 Senior Secured Notes are summarized as follows:

	June 30, 2021		December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
2024 Senior Notes	$408.0	$400.0	$400.0	$400.0
2025 Senior Secured Notes - USD	$773.5	$700.0	$778.8	$700.0
2025 Senior Secured Notes - EUR	$457.0	$415.9	$466.0	$429.5

Refer to note 9 for further details surrounding the Company's long-term debt as of June 30, 2021 compared to December 31, 2020. Additionally, the Company would remeasure certain assets at fair value, using Level 3 measurements, as a result of the occurrence of triggering events.

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

At June 30, 2021, the Company was a party to several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the condensed consolidated financial statements would not be materially affected by the outcome of these indirect tax claims and/or proceedings or asserted claims.

A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated liabilities. The Company estimated the aggregate risk at June 30, 2021 to be up to $76.3 for its material indirect tax matters. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire.

Legal Contingencies

At June 30, 2021, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate were considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings or asserted claims.

In addition to these normal course of business litigation matters, the Company is a party to the proceedings described below:

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2021
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

In July and August 2019, shareholders filed putative class action lawsuits alleging violations of federal securities laws in the United States District Court for the Southern District of New York and the Northern District of Ohio. The lawsuits collectively assert that the Company and three former officers (collectively, Defendants) made material misstatements regarding the Company’s business and operations, causing the Company’s common stock to be overvalued from February 14, 2017 to August 1, 2018. The lawsuits were consolidated before a single judge in the United States District Court for the Southern District of New York and lead plaintiff appointed. In March 2021, the judge granted Defendants’ motion to dismiss and in April 2021 judgment was rendered in the Defendants’ favor. Although the plaintiffs originally filed an appeal, in June 2021, the plaintiffs subsequently withdrew the appeal and, therefore, the litigation is now over, fully resolved in favor of the Company and its former officers.

In January 2020, the Company’s Board of Directors received a demand letter from alleged shareholders to investigate and pursue claims for breach of fiduciary duty against certain current and former directors and officers based on the Company’s statements regarding its business and operations, which are substantially similar to those challenged in the federal securities litigation. Following the dismissal of the federal securities litigation, in July 2021, the alleged shareholders informed the Company that they withdrew the demand letter. Therefore, both the securities litigation and the subsequent shareholder demand letter are now concluded, completely resolved in favor of the Company and its current and former officers.

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

Bank Guarantees, Standby Letters of Credit, and Surety Bonds

In the ordinary course of business, the Company may issue performance guarantees on behalf of its subsidiaries to certain customers and other parties. Some of those guarantees may be backed by standby letters of credit, surety bonds, or similar instruments. In general, under the guarantees, the Company would be obligated to perform, or cause performance, over the term of the underlying contract in the event of an unexcused, uncured breach by its subsidiary, or some other specified triggering event, in each case as defined by the applicable guarantee. At June 30, 2021, the maximum future contractual obligations relative to these various guarantees totaled $166.0, of which $25.8 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2020, the maximum future payment obligations relative to these various guarantees totaled $177.3, of which $25.8 represented standby letters of credit to insurance providers, and no associated liability was recorded.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2021
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

	Six Months Ended
	June 30,
Timing of revenue recognition	2021	2020
Products transferred at a point in time	39%	36%
Products and services transferred over time	61%	64%
Net sales	100%	100%

Contract balances

Contract assets are the rights to consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditional on something other than the passage of time. Contract assets of the Company primarily relate to the Company's rights to consideration for goods shipped and services provided but not contractually billable at the reporting date.

The contract assets are reclassified into the receivables balance when the rights to receive payment become unconditional. Contract liabilities are recorded for any services billed to customers and not yet recognizable if the contract period has commenced or for the amount collected from customers in advance of the contract period commencing. In addition, contract liabilities are recorded as advanced payments for products and other deliverables that are billed to and collected from customers prior to revenue being recognizable. Contract assets are minimal for the periods presented.

The following table provides information about receivables and deferred revenue, which represent contract liabilities from contracts with customers:

Contract balance information	Trade receivables	Contract liabilities
Balance at December 31, 2020	$646.9	$346.8
Balance at June 30, 2021	$638.6	$299.3

There have been $8.6 and $3.8 during the six months ended June 30, 2021 and 2020, respectively, of impairment losses recognized as bad debt related to receivables or contract assets arising from the Company's contracts with customers.

As of December 31, 2020, the Company had $346.8 of unrecognized deferred revenue constituting the remaining performance obligations that are unsatisfied (or partially unsatisfied). During the six months ended June 30, 2021, the Company recognized revenue of $147.1 related to the Company's deferred revenue balance at December 31, 2020.

Transaction price allocated to the remaining performance obligations

As of June 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1,200. The Company generally expects to recognize revenue on the remaining performance obligations over the next twelve months. The Company enters into service agreements with cancellable terms after a certain period without penalty. Unsatisfied obligations reflect only the obligation during the initial term. The Company applies the practical expedient in ASC paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2021
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 18: Finance Lease Receivables

Under certain circumstances, the Company provides financing arrangements to customers that are largely classified and accounted for as sales-type leases. The Company records interest income and any fees or costs related to financing receivables using the effective interest method over the term of the lease.

The following table presents the components of finance lease receivables:

	June 30, 2021	December 31, 2020
Gross minimum lease receivables	$40.8	$44.0
Allowance for credit losses	(0.2)	(0.2)
Estimated unguaranteed residual values	0.2	0.2
	40.8	44.0
Less:
Unearned interest income	(1.3)	(1.5)
Total	$39.5	$42.5

Future minimum payments due from customers under finance lease receivables as of June 30, 2021 are as follows:

2021	$13.2
2022	7.5
2023	6.1
2024	5.6
2025	5.0
Thereafter	3.4
$40.8

There were no significant changes in provision for credit losses, recoveries and write-offs during the six months ended June 30, 2021 or 2020.

Note 19: Segment Information

The Company's accounting policies result in segments that are the same as those the Chief Operating Decision Maker (CODM) regularly reviews and uses to make decisions, allocate resources and assess performance. The Company continually considers its operating structure and the information subject to regular review by its Chief Executive Officer, who is the CODM, to identify reportable operating segments. The Company’s operating structure is based on a number of factors that management uses to evaluate, view and run its business operations, which currently includes, but is not limited to, product, service and solution. The restructuring charges disclosed in note 8 are not included in the calculation of segment operating profit as disclosed herein. Those expenses are included in the "Restructuring and DN Now transformation expenses" reconciling item between total segment operating profit and consolidated operating profit (loss). We have excluded the restructuring and transformation charges and net non-routine expenses from segment operating profit (loss) as they are not included in the measure as used by the CODM to make decisions, allocate resources and assess performance. Segment operating profit (loss) as disclosed herein is consistent with the segment profit or loss measure used by the CODM and does not include restructuring charges or other unusual or infrequently occurring items related to the transformation initiative, as the CODM does not regularly review and use such financial measures to make decisions, allocate resources and assess performance. The Company's reportable operating segments are based on the following solutions: Eurasia Banking, Americas Banking and Retail.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2021
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

The following tables present information regarding the Company’s segment performance and provide a reconciliation between segment operating profit and the consolidated income (loss) before income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales summary by segment
Eurasia Banking	$326.0	$337.7	$653.8	$648.2
Americas Banking	312.5	331.4	624.2	676.1
Retail	305.0	221.4	609.4	476.9
Total revenue	$943.5	$890.5	$1,887.4	$1,801.2

Intersegment revenue
Eurasia Banking	$43.9	$32.4	$72.4	$53.8
Americas Banking	1.7	3.6	3.9	4.9
Total intersegment revenue	$45.6	$36.0	$76.3	$58.7

Segment operating profit
Eurasia Banking	$26.2	$37.1	$51.2	$59.9
Americas Banking	26.9	56.4	67.1	102.9
Retail	28.2	10.2	55.3	21.3
Total segment operating profit	81.3	103.7	173.6	184.1

Corporate charges not allocated to segments (1)	(18.2)	(5.5)	(31.5)	(22.9)
Restructuring and DN Now transformation expenses	(30.4)	(26.8)	(53.5)	(68.4)
Net non-routine expense	(19.8)	(50.9)	(39.5)	(98.3)
	(68.4)	(83.2)	(124.5)	(189.6)
Operating profit (loss)	12.9	20.5	49.1	(5.5)
Other income (expense)	(53.9)	(47.0)	(95.9)	(94.4)
Loss before taxes	$(41.0)	$(26.5)	$(46.8)	$(99.9)
(1)    Corporate charges not allocated to segments include headquarter-based costs associated with human resources, compensation and benefits, finance and accounting, global development/engineering, global strategy/mergers and acquisitions, global IT, tax, treasury and legal.

Net non-routine expense consists of items that the Company has determined are non-routine in nature and not allocated to the reportable operating segments as they are not included in the measure as used by the CODM to make decisions, allocate resources and assess performance. Net non-routine expense of $19.8 and $39.5 for the three and six months ended June 30, 2021, respectively, primarily consisted of purchase accounting pre-tax charges for amortization of acquired intangibles of $19.9 and $39.8, respectively. Net non-routine expense of $50.9 and $98.3 for the three and six months ended June 30, 2020, respectively, was primarily due to purchase accounting pre-tax charges for amortization of acquired intangibles, legal consulting and deal expense and a provisions for a loss making contract.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2021
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table presents information regarding the Company’s segment net sales by service and product solution:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Segments
Eurasia Banking
Services	$191.8	$192.6	$381.4	$398.6
Products	134.2	145.1	272.4	249.6
Total Eurasia Banking	326.0	337.7	653.8	648.2

Americas Banking
Services	232.2	234.4	459.9	473.9
Products	80.3	97.0	164.3	202.2
Total Americas Banking	312.5	331.4	624.2	676.1

Retail
Services	162.7	132.7	319.0	275.0
Products	142.3	88.7	290.4	201.9
Total Retail	305.0	221.4	609.4	476.9

Total net sales	$943.5	$890.5	$1,887.4	$1,801.2

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2021
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Highlights

During the second quarter of 2021, the Company:
•Generated strong product order growth of 40 percent during the quarter versus the prior year, led by strong contributions from both banking and retail customers
•Expanded market share in Banking, led by DN Series ATMs
◦Expanded our global business partnership with Santander Group to deliver customer innovation and operating efficiencies with more than 3,000 new ATMs, including DN Series, and maintenance services in the U.S., Brazil, Mexico, Spain, Argentina and Chile
◦Displaced a competitor’s ATMs with more than 500 cash recyclers for a client in Brazil
◦Booked sizable wins in Egypt — collectively valued at nearly $27 for DN Series, VynamicTM software licenses and maintenance services; one with National Bank of Egypt to support its expansion
◦Supplanted a competitor with orders for over 700 DN Series ATMs at a top 10 and a top 25 bank in the U.S.
•Continued growth for Retail self-checkout (SCO) solutions
◦Signed a contract to replace a competitor's SCO solutions at a multinational clothing and home products retailer located in the U.K.
◦Won an initial award at a major European discount apparel and household product retailer to furnish more than 400 SCO devices and maintenance services at locations in Spain and Austria
•Secured additional, recurring revenue agreements for Managed Services and Software solutions
◦Secured a five-year Managed Services contract with a large European bank valued at $24
◦Secured an agreement with A.S. Watson, the world’s largest international health and beauty retailer, to deliver new managed mobility software and services for more than 10,000 inventory devices in stores across Asia and Europe
◦Signed an agreement valued at nearly $4 with a large multinational retailer in Sweden to automate checkout and reduce fraud at the SCO counter using artificial intelligence and image recognition

Overview

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

DN Now Transformation Activities
Commensurate with its strategy, the Company is executing its multi-year transformation program called DN Now to relentlessly focus on its customers while improving operational excellence. Large restructuring costs related to its transformation are concluding in 2021 and the Company expects to incur up to $50 of cash payments. Key activities include:

•Transitioning to a streamlined and customer-centric operating model

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2021
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

Although business conditions for us, our customers and suppliers improved, there is some measure of uncertainty surrounding the COVID-19 pandemic. In 2021, we are continuing to see longer lead times for certain electronic components and longer logistics times due to delays in major ports. We have been taking and will continue to take steps to manage the impacts on our business. The possible resurgence of COVID-19 infection rates and government actions in response thereto could disrupt our operations and our supply chain and materially adversely affect our business. Because the situation continues to evolve, we cannot reasonably estimate the ultimate impact to our business, results of operations, cash flows and financial position that the COVID-19 pandemic may have, and any such impact could be material.

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

Banking
The Company provides integrated solutions for financial institutions of all sizes designed to help drive operational efficiencies, differentiate the consumer experience, grow revenue and manage risk. Banking operations are managed within two geographic regions. The Eurasia Banking region includes the economies of Western Europe, Eastern Europe, Asia, the Middle East and Africa. The Americas Banking region encompasses the U.S., Canada, Mexico and Latin America.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2021
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

DN Series is the culmination of several years of investment in consumer research, design and engineering resources. Key benefits and features of DN Series include:
◦Superior availability and performance through intelligent design and the use of the DN ACDE
◦Next-generation cash recycling technology
◦Full integration with the DN Vynamic® software suite
◦A modular and upgradeable design which enables customers to respond more quickly to changing customer demands
◦Higher note capacity and processing power
◦Improved security safeguards to protect customers against emerging physical, data and cyber threats
◦A streamlined footprint which is up to 40 percent less than both legacy models and certain competing ATMs
◦Improved security safeguards protecting against emerging physical, data and cyber threats.
◦Optimized ATM portfolio streamlining the supply chain and shortening lead times due to reduce platform complexity
◦Increased branding options for financial institutions

Banking Software
The Company’s DN Vynamic® Software is an open and flexible software portfolio that is aligned with how financial institutions operate. Different capabilities can be bundled to support and enhance a modern banking ecosystem including channels, operations, consumer experience and payments.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2021
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

Retail Software
DN Vynamic® Software for Retail is an open and flexible software portfolio built to align with how retailers operate. Different capabilities can be bundled to support the modern retail ecosystem across many retail verticals including grocery, fashion, convenience, fuel, food and specialty retail. Consumption models are flexible; being both cloud-enabled and/or on-premise solutions. The modular micro-services architecture allows Vynamic Software to easily scale up or down as needed. Vynamic software for Retail promotes standards and open API-based architectures giving retailers the ability to integrate third-party technologies to enable the best customer journey possible and to optimize efficiency and reduce costs across every part of the retail process, from consumer-facing transactions to store operations to enterprise management.

The software suite enables retailers to upgrade and orchestrate consumer and staff journeys across all channels and touchpoints by providing personalized, efficient and secure check-out solutions. The software supports a staffed POS checkout, handheld self-scanning devices or SCO terminals.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2021
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
Business Drivers

The business drivers of the Company's future performance include, but are not limited to:

•Demand for services on distributed IT assets such as ATMs, POS and SCO, including managed services and professional services
•Timing of product upgrades and/or replacement cycles for ATMs, POS and SCO
•Demand for advanced self-service capabilities supported by the Company’s software licenses, maintenance and professional services
•Demand for innovative and secure technology in connection with the Company's Connected Commerce strategy
•Integration of sales force, business processes, procurement, and internal IT systems
•Execution and risk management associated with DN Now transformational activities
•Realization of cost reductions, which leverage the Company's global scale, reduce overlap and improve operating efficiencies
•Global supply chain constraints have become more acute for Diebold Nixdorf and other technology companies. These constraints include significant delays in sourcing key components as well as longer transport times - especially for container ships and U.S. trucking. The overall impact of these supply chain constraints on us or on our business could adversely impact our operating results.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2021
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
Net Sales

The following tables represent information regarding the Company's net sales:

	Three Months Ended				Percent of Total Net Sales for the Three Months Ended
	June 30,				June 30,
	2021	2020	% Change	% Change in CC (1)	2021	2020
Segments
Eurasia Banking
Services	$191.8	$192.6	(0.4)	(8.0)	20.3	21.6
Products	134.2	145.1	(7.5)	(12.6)	14.3	16.3
Total Eurasia Banking	326.0	337.7	(3.5)	(9.9)	34.6	37.9

Americas Banking
Services	232.2	234.4	(0.9)	(1.7)	24.6	26.3
Products	80.3	97.0	(17.2)	(18.1)	8.5	10.9
Total Americas Banking	312.5	331.4	(5.7)	(6.5)	33.1	37.2

Retail
Services	162.7	132.7	22.6	11.7	17.2	14.9
Products	142.3	88.7	60.4	50.3	15.1	10.0
Total Retail	305.0	221.4	37.8	26.9	32.3	24.9

Total net sales	$943.5	$890.5	6.0	0.7	100.0	100.0
(1) The Company calculates constant currency by translating the prior-year period results at the current year exchange rate.

Three months ended June 30, 2021 compared with the three months ended June 30, 2020

Net sales increased $53.0, or 6.0 percent, including a net favorable currency impact of $46.2 primarily related to the euro, resulting in a constant currency increase of $6.8. After excluding the favorable currency impact and $16.0 of net sales generated during the three months ended June 30, 2020 from divested businesses, net sales decreased by $22.8.
Segments

•Eurasia Banking net sales decreased $11.7, including a net favorable currency impact of $24.3, related primarily to the euro, and divestitures of $11.6. Excluding the impact of currency and divestitures, net sales decreased $24.4, which was driven by timing of installation activity and not associated with a decline in order volume.

•Americas Banking net sales decreased $18.9, including a net favorable currency impact of $2.9, related primarily to the Brazilian real, and divestitures of $2.9. Excluding the impact of currency and divestitures, net sales decreased $18.9 due to timing of installation activity in connection with longer lead times throughout the supply chain as well as non-recurring U.S. regional Windows 10 upgrades completed during the six months ended June 30, 2020.

•Retail net sales increased $83.6, including a net favorable currency impact of $19.0 mostly related to the euro, and offset by divestitures of $1.5. Excluding the impact of currency and divestitures, net sales increased $66.1 primarily from POS and SCO roll-outs in Europe with installations occurring during the three months ended June 30, 2021 as well as increased demand for professional services.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2021
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

	Six Months Ended				Percent of Total Net Sales for the Six Months Ended
	June 30,				June 30,
	2021	2020	% Change	% Change in CC (1)	2021	2020
Segments
Eurasia Banking
Services	$381.4	$398.6	(4.3)	(11.0)	20.2	22.1
Products	272.4	249.6	9.1	2.9	14.4	13.9
Total Eurasia Banking	653.8	648.2	0.9	(5.7)	34.6	36.0

Americas Banking
Services	459.9	473.9	(3.0)	(2.6)	24.4	26.3
Products	164.3	202.2	(18.7)	(18.2)	8.7	11.2
Total Americas Banking	624.2	676.1	(7.7)	(7.3)	33.1	37.5

Retail
Services	319.0	275.0	16.0	6.4	16.9	15.3
Products	290.4	201.9	43.8	34.8	15.4	11.2
Total Retail	609.4	476.9	27.8	18.3	32.3	26.5

Total net sales	$1,887.4	$1,801.2	4.8	0.3	100.0	100.0
(1) The Company calculates constant currency by translating the prior-year period results at the current year exchange rate.

Six months ended June 30, 2021 compared with six months ended June 30, 2020

Net sales increased $86.2, or 4.8 percent, including a net favorable currency impact of $80.4 primarily related to the euro, resulting in a constant currency increase of $5.8. After excluding the favorable currency impact and $9.2 of net sales generated during the six months ended June 30, 2021 from divested businesses, net sales decreased by $15.0.
Segments

•Eurasia Banking net sales increased $5.6, including a net favorable currency impact of $45.2, related primarily to the euro, and divestitures of $ 8.1. Excluding the impact of currency and divestitures, net sales decreased $31.5 driven by timing of installation activity and not associated with a decline in order volume.

•Americas Banking net sales decreased $51.9, including a net unfavorable currency impact of $3.0, related primarily to the Brazilian real, and divestitures of $0.5. Excluding the impact of currency and divestitures, net sales decreased $48.4 due to timing of installation activity in connection with longer lead times throughout the supply chain as well as non-recurring U.S. regional Windows 10 upgrades completed during the six months ended June 30, 2020.

•Retail net sales increased $132.5, including a net favorable currency impact of $38.2 mostly related to the euro, and divestitures of $0.6. Excluding the impact of currency and divestitures, net sales increased $94.9 primarily from POS and SCO roll-outs in Europe with installations occurring during the six months ended June 30, 2021 as well as increased demand for professional services.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2021
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

Gross Profit

The following table represents information regarding the Company's gross profit:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	% Change	2021	2020	% Change
Gross profit - services	$176.8	$169.9	4.1	$360.8	$320.2	12.7
Gross profit - products	75.1	77.7	(3.3)	164.3	154.2	6.5
Total gross profit	$251.9	$247.6	1.7	$525.1	$474.4	10.7

Gross margin - services	30.1%	30.4%		31.1%	27.9%
Gross margin - products	21.0%	23.5%		22.6%	23.6%

Total gross margin	26.7%	27.8%		27.8%	26.3%

Services gross margin decreased 0.3 percent and increased 3.2 percent in the three and six months ended June 30, 2021, respectively, including restructuring, transformation and other non-routine charges of $8.2 and $7.9 in the three and six months ended June 30, 2021, respectively. These charges consisted primarily of a second quarter accrual for a global restructuring initiative. Restructuring, transformation and other non-routine charges were $15.1 and $35.5 in the three and six months ended June 30, 2020, respectively, consisting primarily of a charge associated with a loss making contract and purchase accounting amortization. Excluding the impact of non-routine charges, services gross margin decreased slightly in the three months ended June 30, 2021, as compared to the same period in the prior year, primarily due to labor cost reductions and other interim cost benefits in the second quarter of 2020 in connection with the global pandemic. Excluding the impact of non-routine charges, services gross margin increased in the six months ended June 30, 2021, due in part to sustainable savings brought about by the Company’s service modernization plan, divestitures of certain businesses, and lower professional services cost in the Americas Banking and Retail segments.

Product gross margin decreased 2.5 percent and 1.0 percent in the three and six months ended June 30, 2021, respectively, including restructuring, transformation and other non-routine charges of $1.7 and $2.2, respectively. Restructuring, transformation and other non-routine charges were $1.3 and $8.3 in the three and six months ended June 30, 2020, respectively, consisting primarily of purchase accounting amortization and first quarter costs related to a previously divested business in Germany. Excluding the impact of non-routine charges, products gross margin has declined in the three and six months ended June 30, 2021, due primarily to a unfavorable solution and geography mix, a reversal of cost benefits from the prior year related to the pandemic, and higher logistics costs.

Operating Expenses

The following table represents information regarding the Company's operating expenses:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	% Change	2021	2020	% Change
Selling and administrative expense	$204.8	$181.6	12.8	$408.2	$403.7	1.1
Research, development and engineering expense	35.6	30.7	16.0	69.7	63.2	10.3
(Gain) loss on sale of assets, net	(1.4)	14.8	(109.5)	(1.9)	13.0	(114.6)
Total operating expenses	$239.0	$227.1	5.2	$476.0	$479.9	(0.8)
Percent of net sales	25.3%	25.5%		25.2%	26.6%

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2021
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
Selling and administrative expense increased $23.2 and $4.5 in the three and six months ended June 30, 2021 compared to the corresponding periods in 2020. The increase in both the three and six month periods is largely the result of the Company's incentive plan, which has been accrued throughout 2021, in comparison to the prior year when the established accrual was reversed in the second quarter as a result of the expected implications of the pandemic. Also contributing to the increase in selling and administrative expense are cost benefits in 2020 in connection with the pandemic.

Research, development and engineering expense in the three and six months ended June 30, 2021 increased $4.9 and $6.5, respectively, primarily due to the Company's growth initiatives.

Operating expense as a percentage of net sales in the three months ended June 30, 2021 decreased 0.2 percent to 25.3 percent compared to the same period in 2020. Operating expense as a percent of net sales in the six months ended June 30, 2021 decreased 1.4 percent compared to the same period in 2020. The declines are as a result of non-recurring interim labor cost benefits in 2020, partially offset by higher sales volume and successful implementation of the Company's DN Now initiatives.

Operating Profit (Loss)

The following table represents information regarding the Company's operating profit (loss):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	% Change	2021	2020	% Change
Operating profit (loss)	$12.9	$20.5	(37.1)	$49.1	$(5.5)	992.7
Operating margin	1.4%	2.3%		2.6%	(0.3)%

The operating profit decreased by $7.6 and increased by $54.6 in the three and six months ended June 30, 2021, respectively, compared to the prior-year periods. The decline in the three months ended June 30, 2021 is attributable to the non-recurrence of interim cost benefits from prior year as well as increased logistics costs. The increase in the six months ended June 30, 2021 is primarily due to higher product sales volume in the Eurasia Banking and Retail segments, improved gross margin and lower DN Now restructuring accruals.

Other Income (Expense)

The following table represents information regarding the Company's other income (expense), net:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	% Change	2021	2020	% Change
Interest income	$2.3	$2.4	(4.2)	$4.0	$3.5	14.3
Interest expense	(49.7)	(48.3)	(2.9)	(98.4)	(96.3)	(2.2)
Foreign exchange gain (loss), net	(9.2)	(7.6)	(21.1)	(3.5)	(7.2)	51.4
Miscellaneous, net	2.7	6.5	(58.5)	2.0	5.6	(64.3)
Other income (expense), net	$(53.9)	$(47.0)	(14.7)	$(95.9)	$(94.4)	(1.6)

Interest income and expense in the three and six months ended June 30, 2021 have remained largely consistent with the prior periods. Foreign exchange gain, net includes realized gains primarily related to the Brazilian real on non-designated foreign currency hedges.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2021
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
Net Loss

The following table represents information regarding the Company's net loss:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	% Change	2021	2020	% Change
Net loss	$(30.3)	$(23.1)	(31.2)	$(38.4)	$(116.5)	67.0
Percent of net sales	(3.2)%	(2.6)%		(2.0)%	(6.5)%
Effective tax rate	27.0%	12.8%		20.7%	(16.6)%

Changes in net loss are due to the reasons described above, as well as the $26.6 decrease in income tax expense for the six months ended June 30, 2021 that is the result of one-time charges incurred in the first quarter of 2020 related to the global intangible low-taxed income (GILTI) provisions of the U.S. Tax Cuts and Jobs Act as well as the establishment of partial valuation allowance against interest expense carryforwards.

Segment Operating Profit Summary

The following tables represent information regarding the segment operating profit metrics, which exclude the impact of restructuring and non-routine charges, by reporting segment. Refer to note 18 of the condensed consolidated financial statements for further details of net sales and segment operating profit:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Eurasia Banking:	2021	2020	% Change	2021	2020	% Change
Net sales	$326.0	$337.7	(3.5)	$653.8	$648.2	0.9
Segment operating profit	$26.2	$37.1	(29.4)	$51.2	$59.9	(14.5)
Segment operating profit margin	8.0%	11.0%		7.8%	9.2%

Segment operating profit decreased $10.9 in the three months ended June 30, 2021, as compared to the prior-year period, largely due to the timing related sales decline, unfavorable customer and solution mix, as well as non-recurring interim cost benefit in the three months ended June 30, 2020. For the six months ended June 30, 2021, operating profit decreased $8.7, as compared to the prior-year period, related primarily to the nonrecurring interim labor cost benefits and unfavorable customer and solution mix. For these reasons, segment operating profit margin decreased 3.0 percent and 1.4 percent for the three and six months ended June 30, 2021, respectively.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Americas Banking:	2021	2020	% Change	2021	2020	% Change
Net sales	$312.5	$331.4	(5.7)	$624.2	$676.1	(7.7)
Segment operating profit	$26.9	$56.4	(52.3)	$67.1	$102.9	(34.8)
Segment operating profit margin	8.6%	17.0%		10.7%	15.2%

Segment operating profit decreased $29.5 and $35.8 in the three and six months ended June 30, 2021, respectively, due to the decrease in net sales, which was driven partially by timing of installations, non-recurrence of interim labor cost benefits, as well as increased logistical costs and longer lead times consistent with the macroeconomic environment. For these reasons, segment operating profit margin decreased 8.4 percent and 4.5 percent for the three and six months ended June 30, 2021, respectively.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2021
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Retail:	2021	2020	% Change	2021	2020	% Change
Net sales	$305.0	$221.4	37.8	$609.4	$476.9	27.8
Segment operating profit	$28.2	$10.2	176.5	$55.3	$21.3	159.6
Segment operating profit margin	9.2%	4.6%		9.1%	4.5%

Segment operating profit increased $18.0 and increased $34.0 for the three and six months ended June 30, 2021, respectively, as a result of an increase in net sales as well as gross margin improvements related to increases in sales on higher margin POS and SCO products and professional services.

Segment operating profit margin increased 4.6 percent for each of the three and six months ended June 30, 2021, due to gross margin improvements and cost savings related to DN Now initiatives.

Liquidity and Capital Resources

The Company's total cash and cash availability as of June 30, 2021 and December 31, 2020 was as follows:

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$224.3	$324.5
Additional cash availability from:
Uncommitted lines of credit	21.4	41.1
Revolving Facility	262.1	283.1
Short-term investments	8.1	37.2
Total cash and cash availability	$515.9	$685.9

Capital resources are obtained from income retained in the business, borrowings under the Company’s committed and uncommitted credit facilities and operating and capital leasing arrangements. Management expects that the Company’s capital resources will be sufficient to finance planned working capital needs, R&D activities, investments in facilities or equipment, pension contributions, and any repurchases of the Company’s common shares for at least the next 12 months. The Company had no restricted cash at June 30, 2021 and December 31, 2020. The Company has made acquisitions in the past and may make acquisitions in the future. Part of the Company’s strategy is to optimize the business portfolio through divestitures and complementary acquisitions. The Company intends to finance any future acquisitions with cash and short-term investments, cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares.

As of June 30, 2021, the Company had a revolving facility provided by the Company's credit agreement (the Credit Agreement) of up to $343.1 (the Revolving Facility). The weighted-average interest rate on outstanding Revolving Facility borrowings as of both June 30, 2021 and December 31, 2020 was 4.75 percent, which is variable based on the London Interbank Offered Rate (LIBOR). There was $262.1 available under the Revolving Facility as of June 30, 2021, after excluding $25.8 in letters of credit.

The following table summarizes the results of the Company's condensed consolidated statement of cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended
Summary of cash flows:	June 30, 2021	June 30, 2020
Net cash provided (used) by operating activities	$(143.7)	$(167.9)
Net cash provided (used) by investing activities	17.1	(57.1)
Net cash provided (used) by financing activities	29.5	306.1
Effect of exchange rate changes on cash and cash equivalents	(0.6)	(10.8)
Change in cash and cash equivalents	$(97.7)	$70.3

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2021
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for income taxes, finance transformation and restructuring activities, pension funding and other items impact reported cash flows. Net cash used by operating activities was $143.7 for the six months ended June 30, 2021, a change of $24.2 from cash use of $167.9 for the six months ended June 30, 2020.

•Cash flows from operating activities during the six months ended June 30, 2021 compared to the same period in 2020 improved largely due to the $78.1 decrease in the net loss as well as successful management of payables in the first half of the current year. This activity is partially offset by management of longer lead time requirements in the supply chain that increased inventory levels as well as an increase in deferred revenue. Refer to the Results of Operations discussed above for further discussion of the Company's reduction in net loss.

•The net aggregate of trade receivables, inventories and accounts payable used $27.9 and $36.1 in operating cash flows during the six months ended June 30, 2021 and 2020, respectively. Trade receivables cash use was $2.3 for the six months ended June 30, 2021 compared to cash provided of $7.4 for the same period in the prior year primarily due to timing of installations. For the six months ended June 30, 2021, inventory cash use increased $31.0 compared to the same period in the prior year primarily due to increased purchases in 2021 both to meet increased customer demand and manage longer lead time requirements on raw materials. Accounts payable provided $70.4 for the six months ended June 30, 2021 compared to a cash source of $21.5 for the same period in the prior year for a favorable cash source difference of $48.9 primarily related tighter controls on accounts payable.

•In the aggregate, the other combined certain assets and liabilities used $32.6 for the six months ended June 30, 2021 compared to $37.1 during the same period in 2020. The change is largely driven by an increase in capitalized cloud implementation costs during the six months ended June 30, 2021.

Depreciation and amortization expense, excluding the Wincor Nixdorf purchase price accounting adjustments, decreased $16.5 to $38.5 during the six months ended June 30, 2021 compared to $52.3 during the same period in 2020, primarily due to a reduction in depreciation expense related to the first quarter 2021 useful life expiration of a legacy enterprise resource planning system along with a reduction in capital spend.

Investing Activities

Cash flows from investing activities during the six months ended June 30, 2021 compared to the same period in 2020 were primarily impacted by a non-recurring net use of $53.7 of cash in the first quarter of 2020 that was included in the sale of Portavis Gmbh, a non-core consulting business in the Eurasia Banking segment. Additionally, the maturities and purchases of investments primarily relate to short-term investment activity in Brazil that resulted in an $25.9 increase in net cash proceeds due to an increase in investment activity.

Financing Activities

Net cash used by financing activities was $29.5 for the six months ended June 30, 2021 compared to $306.1 of proceeds for the same period in 2020, which resulted in a decrease of $276.6. The change was primarily a result of the Company drawing down its entire availability under the Revolving Facility provided by the Credit Agreement in the first quarter of 2020 in response to the uncertainty of the circumstances surrounding the COVID-19 pandemic, which was materially paid down in 2020. In 2021, the Company has continued routine cyclical borrowing on the Revolving Facility in line with the ordinary course of business operations.

During the first quarter of 2021, the Company entered into an agreement whereby its ownership percentage in a certain consolidated but non-wholly owned subsidiary in Europe was reduced by means of capital contributions from noncontrolling shareholders totaling $12.7, which is considered cash proceeds from financing activities in the Contributions from noncontrolling interest holders caption.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2021
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
Refer to note 9 of the condensed consolidated financial statements for additional information regarding the Company's debt obligations. The Company paid cash for interest related to its debt of $27.1 and $51.0 for the three months ended June 30, 2021 and June 30, 2020, respectively, and $87.0 and $85.0 for the six months ended June 30, 2021 and June 30, 2020, respectively. As defined by the Credit Agreement, the ratio of net debt to trailing 12 months adjusted EBITDA was 4.9 times as of June 30, 2021. As of June 30, 2021, the Company was in compliance with the financial and other covenants in its debt agreements.

Refer to note 14 of the condensed consolidated financial statements for additional information regarding the Company's hedging and derivative instruments.

Contractual Obligations The Company enters into certain purchase commitments due within one year for materials through contract manufacturing agreements for a total negotiated price. At June 30, 2021, the Company had minimal purchase commitments due within one year for materials through contract manufacturing agreements at negotiated prices.

Except for the items noted above, all contractual cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at June 30, 2021 compared to December 31, 2020.

Off-Balance Sheet Arrangements The Company enters into various arrangements not recognized in the consolidated balance sheets that have or could have an effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources. The principal off-balance sheet arrangements that the Company enters into are guarantees and sales of finance receivables. The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, customers, regulatory agencies and insurance providers. If the Company is not able to comply with its contractual obligations, the suppliers, regulatory agencies and insurance providers may draw on the pertinent bank. The Company has sold finance receivables to financial institutions while continuing to service the receivables. The Company records these sales by removing finance receivables from the consolidated balance sheets and recording gains and losses in the consolidated statement of operations (refer to note 5 of the condensed consolidated financial statements).

Supplemental Guarantor Financial Information Diebold Nixdorf, Incorporated initially issued the 2024 Senior Notes in an offering exempt from the registration requirements of the Securities Act, which were later exchanged in an exchange offer registered under the Securities Act. The 2024 Senior Notes are and will be guaranteed by certain of Diebold Nixdorf, Incorporated's existing and future subsidiaries which are listed on Exhibit 22.1 to this Quarterly Report on Form 10-Q. The following presents the summarized financial information separately for Diebold Nixdorf, Incorporated (the Parent Company), the issuer of the guaranteed obligations, and the guarantor subsidiaries, as specified in the indenture governing the Company's obligations under the 2024 Senior Notes, on a combined basis.

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

	Summarized Balance Sheets
	June 30, 2021	December 31, 2020
Total current assets	$457.7	$449.9
Total non-current assets	$2,558.6	$1,504.6

Total current liabilities	$1,323.8	$1,252.5
Total non-current liabilities	$2,072.3	$2,084.3

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2021
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

	Summarized Statements of Operations
	Six Months Ended	Year Ended
	June 30, 2021	December 31, 2020
Net sales	$509.0	$1,097.4
Cost of sales	367.3	784.3
Selling and administrative expense	201.9	446.4
Research, development and engineering expense	21.3	38.1
Impairment of assets	—	2.5
Gain on sale of assets, net	(0.3)	(0.5)
Interest income	0.7	1.1
Interest expense	(68.1)	(267.8)
Foreign exchange gain (loss), net	2.9	(9.5)
Miscellaneous, net	37.7	156.9
Loss from continuing operations before taxes	$(108.0)	$(292.7)

Net (loss) income	$(38.4)	$(269.1)
Net (loss) income attributable to Diebold Nixdorf, Incorporated	$(38.4)	$(269.1)

As of June 30, 2021 and December 31, 2020, the Parent Company and the guarantor subsidiaries on a combined basis had the following balances with non-guarantor subsidiaries:

	Summarized Balance Sheets
	June 30, 2021	December 31, 2020
Total current assets	$183.0	$211.5
Total non-current assets	$653.6	$867.5

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2021
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
Forward-Looking Statement Disclosure

In this Quarterly Report on Form 10-Q, statements that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the potential impact of the ongoing coronavirus (COVID-19) pandemic, anticipated revenue, future liquidity and financial position. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. These forward-looking statements include, but are not limited to, statements regarding the Company's expected future performance (including expected results of operations and financial guidance) future financial condition, operating results, strategy and plans. Forward-looking statements may be identified by the use of the words “anticipates,” “expects,” “intends,” “plans,” “will,” “believes,” “estimates,” “potential,” “target,” “predict,” “project,” “seek,” and variations thereof or similar expressions. These statements are used to identify forward-looking statements. These forward-looking statements reflect the current views of the Company with respect to future events and involve significant risks and uncertainties that could cause actual results to differ materially.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Some of the risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements include, but are not limited to:

• the duration and overall impact on the Company and its business of the global supply chain complexities that the company is currently facing, including delays in sourcing key components as well as longer transport times, especially for container ships and U.S. trucking, given the company’s reliance on suppliers, subcontractors and availability of raw materials and other components;
•the ultimate impact of the ongoing COVID-19 pandemic, including further adverse effects to the Company's supply chain, maintenance of increased order backlog, and the effects of any COVID-19 related cancellations;
• the Company's ability to continue to achieve benefits from its cost-reduction initiatives and other strategic initiatives such as DN Now and its digitally enabled hardware, services and software strategy;
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

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2021
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
• the effect of changes in law and regulations or the manner of enforcement in the U.S. and internationally and the Company’s ability to comply with government regulations; and

You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements. The Company assumes no obligation to update any forward-looking statements, which speak only to the date of this document.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2021
(in millions, except share and per share amounts)
Item 3: Quantitative and Qualitative Disclosures About Market Risk

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of market risk exposures. As discussed elsewhere in this Quarterly Report on Form 10-Q, the COVID-19 pandemic has negatively impacted our business and results of operations. As the Company cannot predict the full duration or extent of the pandemic, the future impact on the results of operations, financial position and cash flows, among others, cannot be reasonably estimated, but could be material. There have been no other material changes in this information since December 31, 2020.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company's management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that such disclosure controls and procedures were effective as of June 30, 2021.

Change in Internal Controls

During the second quarter ended June 30, 2021, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2021
(in millions, except share and per share amounts)
Part II – Other Information

Item 1: Legal Proceedings

At June 30, 2021, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims.

For more information regarding legal proceedings, please refer to Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 and to "Legal Contingencies" in note 16 of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Other than as described in "Legal Contingencies" in note 16 of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no material developments with respect to the legal proceedings reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Item 1A: Risk Factors

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There has been no material change to this information since December 31, 2020.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Information concerning the Company’s share repurchases made during the second quarter ended June 30, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
April	6,035	$13.45	—	2,426,177
May	9,447	$13.68	—	2,426,177
June	166	$13.80	—	2,426,177
Total	15,648	$13.59	—
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
FORM 10-Q as of June 30, 2021
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

3.2
Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated – incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (Commission File No. 1-4879)

3.3
Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated – incorporated by reference to Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 1-4879)

3.4
Certificate of Amendment to Amended Articles of Incorporation of Diebold Nixdorf, Incorporated – incorporated by reference to Exhibit 3.1(i) to Registrant’s Current Report on Form 8-K filed on December 12, 2016 (Commission File No. 1-4879)

3.5
Certificate of Amendment to Amended Articles of Incorporation of Diebold Nixdorf, Incorporated, effective April 26, 2017 – incorporated by reference to Exhibit 3.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (Commission File No. 1-4879)

10.1
Diebold Nixdorf, Incorporated 2017 Equity and Performance Incentive Plan, as amended April 30, 2021 – Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 5, 2021 (Commission File No. 1-4879)

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

DIEBOLD NIXDORF, INCORPORATED

Date:	July 29, 2021		/s/ Gerrard B. Schmid
		By:	Gerrard B. Schmid
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 29, 2021		/s/ Jeffrey Rutherford
		By:	Jeffrey Rutherford
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)