Form 10-Q
period 2021-09-30
DIEBOLD NIXDORF, Inc
filed 2021-10-28
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding as of October 26, 2021 was 78,355,253.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Form 10-Q

Part I – Financial Information
Item 1: Financial Statements

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share and per share amounts)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$215.9	$324.5
Short-term investments	13.7	37.2
Trade receivables, less allowances for doubtful accounts of $37.4 and $37.5, respectively	671.4	646.9
Inventories	624.8	498.2
Prepaid expenses	52.2	58.8
Current assets held for sale	57.6	64.7
Other current assets	285.5	227.0
Total current assets	1,921.1	1,857.3
Securities and other investments	10.4	10.3
Property, plant and equipment, net of accumulated depreciation and amortization of $547.5 and $536.1, respectively	145.4	177.5
Goodwill	760.6	800.4
Deferred income taxes	103.8	97.5
Customer relationships, net	327.5	407.9
Other assets	318.1	306.5
Total assets	$3,586.9	$3,657.4
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities
Notes payable	$49.1	$10.7
Accounts payable	572.7	499.9
Deferred revenue	246.4	346.8
Payroll and other benefits liabilities	221.0	226.6
Current liabilities held for sale	17.8	15.4
Other current liabilities	452.5	550.1
Total current liabilities	1,559.5	1,649.5
Long-term debt	2,447.1	2,335.7
Pensions, post-retirement and other benefits	211.2	228.7
Deferred income taxes	85.4	103.4
Other liabilities	147.2	152.6
Redeemable noncontrolling interests	—	19.2
Equity
Diebold Nixdorf, Incorporated shareholders' equity
Preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Common shares, $1.25 par value, 125,000,000 authorized shares, 94,596,280 and 93,534,866 issued shares, 78,349,911 and 77,678,984 outstanding shares, respectively	118.2	116.9
Additional capital	818.4	787.9
Retained earnings (accumulated deficit)	(782.8)	(742.3)
Treasury shares, at cost (16,246,369 and 15,855,882 shares, respectively)	(582.1)	(576.7)
Accumulated other comprehensive loss	(444.0)	(412.9)
Total Diebold Nixdorf, Incorporated shareholders' equity	(872.3)	(827.1)
Noncontrolling interests	8.8	(4.6)
Total equity	(863.5)	(831.7)
Total liabilities, redeemable noncontrolling interests and equity	$3,586.9	$3,657.4
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)
(in millions, except per share amounts)

	Three months ended		Nine months ended
	September 30		September 30
	2021	2020	2021	2020
Net sales
Services	$561.7	$588.9	$1,722.0	$1,736.4
Products	396.5	406.3	1,123.6	1,060.0
	958.2	995.2	2,845.6	2,796.4
Cost of sales
Services	382.5	399.2	1,182.0	1,226.5
Products	315.6	311.9	878.4	811.4
	698.1	711.1	2,060.4	2,037.9
Gross profit	260.1	284.1	785.2	758.5
Selling and administrative expense	195.5	226.0	603.7	629.7
Research, development and engineering expense	25.6	30.2	95.3	93.4
Impairment of assets	0.3	4.1	0.3	4.1
(Gain) loss on sale of assets, net	—	—	(1.9)	13.0
	221.4	260.3	697.4	740.2
Operating profit (loss)	38.7	23.8	87.8	18.3
Other income (expense)
Interest income	1.0	1.9	5.0	5.4
Interest expense	(51.3)	(144.3)	(149.7)	(240.6)
Foreign exchange gain (loss), net	4.4	(2.3)	0.9	(9.5)
Miscellaneous, net	4.6	(1.5)	6.6	4.1
Loss before taxes	(2.6)	(122.4)	(49.4)	(222.3)
Income tax (benefit) expense	(1.1)	(21.5)	(11.1)	(4.9)
Equity in loss of unconsolidated subsidiaries	(0.5)	—	(2.1)	—
Net loss	(2.0)	(100.9)	(40.4)	(217.4)
Net income/(loss) attributable to noncontrolling interests	0.1	0.5	0.1	0.5
Net loss attributable to Diebold Nixdorf, Incorporated	$(2.1)	$(101.4)	$(40.5)	$(217.9)

Basic and diluted weighted-average shares outstanding	78.3	77.7	78.2	77.5

Net loss attributable to Diebold Nixdorf, Incorporated
Basic and diluted loss per share	$(0.03)	$(1.31)	$(0.52)	$(2.81)
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in millions)

	Three months ended		Nine months ended
	September 30		September 30
	2021	2020	2021	2020
Net loss	$(2.0)	$(100.9)	$(40.4)	$(217.4)
Other comprehensive income (loss), net of tax
Translation adjustment	(28.3)	(10.0)	(41.8)	(64.1)
Foreign currency hedges (net of tax of $0.0, $(0.1), $0.0 and $0.2, respectively)	0.6	(0.4)	0.9	1.8
Interest rate hedges
Net income (loss) recognized in other comprehensive income (net of tax of $0.9, $(0.9), $1.7 and $4.0 respectively)	2.0	3.0	6.1	(19.1)
Reclassification adjustment for amounts recognized in net income	(0.4)	(0.4)	(1.2)	4.9
	1.6	2.6	4.9	(14.2)
Pension and other post-retirement benefits
Net actuarial loss amortized (net of tax of $0.5, $0.6, $1.4 and $2.4, respectively)	2.6	2.1	6.4	11.2
Other	—	—	(0.9)	(0.8)
Other comprehensive loss, net of tax	(23.5)	(5.7)	(30.5)	(66.1)
Comprehensive loss	(25.5)	(106.6)	(70.9)	(283.5)
Less: Comprehensive income (loss) attributable to noncontrolling interests	0.1	0.4	0.7	(0.9)
Comprehensive loss attributable to Diebold Nixdorf, Incorporated	$(25.6)	$(107.0)	$(71.6)	$(282.6)
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Nine months ended
	September 30
	2021	2020
Cash flow from operating activities
Net loss	$(40.4)	$(217.4)
Adjustments to reconcile net loss to cash flow used by operating activities:
Depreciation and amortization	55.2	75.1
Amortization of Wincor Nixdorf purchase accounting intangible assets	59.3	63.2
Amortization of deferred financing costs into interest expense	13.0	41.1
Share-based compensation	12.7	11.1
Debt prepayment costs	—	67.2
(Gain) loss on sale of assets, net	(1.9)	13.0
Impairment of assets	0.3	4.1
Deferred income taxes	(21.6)	(36.4)
Changes in certain assets and liabilities
Trade receivables	(50.9)	(68.6)
Inventories	(150.3)	(83.8)
Accounts payable	95.6	35.3
Deferred revenue	(87.2)	(69.6)
Sales tax and net value added tax	(35.7)	(18.0)
Income taxes	(25.5)	1.5
Accrued salaries, wages and commissions	1.5	(22.0)
Restructuring accrual	(22.4)	(8.3)
Warranty liability	(1.4)	(2.4)
Pension and post retirement benefits	(5.8)	2.7
Certain other assets and liabilities	(86.1)	15.5
Net cash provided (used) by operating activities	(291.6)	(196.7)
Cash flow from investing activities
Capital expenditures	(11.1)	(12.2)
Capitalized software development	(21.6)	(12.1)
Proceeds from divestitures, net of cash divested	5.8	(47.9)
Proceeds from maturities of investments	222.6	145.9
Payments for purchases of investments	(202.0)	(142.7)
Proceeds from sale of assets	1.7	—
Change in certain other assets	—	15.6
Net cash provided (used) by investing activities	(4.6)	(53.4)
Cash flow from financing activities
Debt issuance costs	—	(26.4)
Debt prepayment costs	—	(67.2)
Revolving credit facility borrowings (repayments), net	187.9	192.1
Other debt borrowings	9.9	1,107.8
Other debt repayments	(13.6)	(1,039.5)
Contributions from noncontrolling interest holders	12.7	—
Other	(7.1)	(6.0)
Net cash provided (used) by financing activities	189.8	160.8
Effect of exchange rate changes on cash and cash equivalents	(4.3)	(7.7)
Change in cash and cash equivalents	(110.7)	(97.0)
Add: Cash included in assets held for sale at beginning of period	2.7	97.2
Less: Cash included in assets held for sale at end of period	0.6	3.8
Cash and cash equivalents at the beginning of the period	324.5	280.9
Cash and cash equivalents at the end of the period	$215.9	$277.3
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2021
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

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In addition, some of the Company’s statements in this Quarterly Report on Form 10-Q may involve risks and uncertainties that could significantly impact expected future results. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the full year.

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

In March 2020, the FASB issued guidance that provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by the transition away from reference rates expected to be discontinued to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into on or before December 31, 2022. The Company is currently evaluating the impact of the guidance on the Company’s consolidated financial statements.

Note 2: Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per share includes the dilutive effect of potential common shares outstanding. Under the two-class method of computing earnings (loss) per share, non-vested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities. The Company’s participating securities include restricted stock units (RSUs), director deferred shares and shares that vested but were deferred by employees. The Company calculated basic and diluted earnings (loss) per share under both the treasury stock method and the two-class method. For the three and nine months ended September 30, 2021 and 2020, there were no differences in the earnings (loss) per share amounts calculated using the two methods. Accordingly, the treasury stock method is disclosed below; however, because the Company is in a net loss position, dilutive shares of 1.2 and 1.2 for the three months ended September 30, 2021 and 2020, respectively, and 1.2 and 1.0 for the nine months ended September 30, 2021 and 2020, respectively, are excluded from the shares used in the computation of diluted earnings (loss) per share.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2021
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table represents amounts used in computing earnings (loss) per share and the effect on the weighted-average number of shares of dilutive potential common shares:

	Three months ended		Nine months ended
	September 30		September 30
	2021	2020	2021	2020
Numerator
Income (loss) used in basic and diluted loss per share
Net loss	$(2.0)	$(100.9)	$(40.4)	$(217.4)
Net income (loss) attributable to noncontrolling interests	0.1	0.5	0.1	0.5
Net loss attributable to Diebold Nixdorf, Incorporated	$(2.1)	$(101.4)	$(40.5)	$(217.9)
Denominator
Weighted-average number of common shares used in basic and diluted loss per share (1)	78.3	77.7	78.2	77.5
Net loss attributable to Diebold Nixdorf, Incorporated
Basic and diluted loss per share	$(0.03)	$(1.31)	$(0.52)	$(2.81)
(1)Shares of 4.0 and 2.3 for the three months ended September 30, 2021 and 2020, respectively, and 3.5 and 2.6 for the nine months ended September 30, 2021 and 2020, respectively, are excluded from the computation of diluted earnings per share because the effects are anti-dilutive, irrespective of the net loss position.

Note 3: Income Taxes

The effective tax rate on the loss from continuing operations was 35.5 percent and 21.6 percent for the three and nine months ended September 30, 2021, respectively. The tax benefit for the three months ended September 30, 2021 was attributable to pre-tax losses in excess of discrete adjustments for tax return to provision differences in such period. The tax benefit for the nine months ended September 30, 2021 was primarily attributable to the jurisdictional mix of income and loss, valuation allowance on certain interest expense carryforwards, partially offset by discrete tax adjustments for tax return to provision differences, expired stock compensation and uncertain tax positions

The effective tax rate on the loss from continuing operations was 17.6 percent and 2.2 percent for the three and nine months ended September 30, 2020, respectively. The tax benefit for the three months ended September 30, 2020 was attributable to pre-tax losses in such period. The tax benefit percentage for the three months ended September 30, 2020, was primarily attributable to the usage of previously unbenefited foreign tax credit carryovers, while the overall lower income tax benefit percentage for the nine months ended September 30, 2020 was primarily attributable to the second quarter discrete tax inclusion caused by the surrender of Company-owned life insurance (COLI) plans.

Note 4: Inventories

Major classes of inventories are summarized as follows:

	September 30, 2021	December 31, 2020
Finished goods	$247.7	$204.7
Service parts	171.7	169.0
Raw materials and work in process	205.4	124.5
Total inventories	$624.8	$498.2

Note 5: Investments

The Company’s investments, primarily in Brazil, consist of certificates of deposit that are recorded at fair value based upon quoted market prices. Changes in fair value are recognized in interest income, determined using the specific identification method, and were minimal. There were no gains from the sale of securities or proceeds from the sale of securities prior to the maturity date for the three and nine months ended September 30, 2021 and 2020.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2021
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

The Company’s investments subject to fair value measurement consist of the following:

	Cost Basis	Unrealized Gain / (Loss)	Fair Value
As of September 30, 2021
Short-term investments
Certificates of deposit	$13.7	$—	$13.7
Long-term investments
Assets held in a rabbi trust	$5.1	$1.6	$6.7

As of December 31, 2020
Short-term investments
Certificates of deposit	$37.2	$—	$37.2
Long-term investments
Assets held in a rabbi trust	$5.2	$1.4	$6.6
Securities and other investments also includes cash surrender value of insurance contracts of $3.7 as of September 30, 2021 and December 31, 2020. During the second quarter of 2020, the Company surrendered several of its COLI plans. As a result, the Company received proceeds of $8.4 and $15.6 during the three and nine months ended September 30, 2020 and $15.6 during the year ended December 31, 2020 from the closure of the respective plans. The Company recorded a gain of $7.2 during the nine months ended September 30, 2020, and recorded this to Miscellaneous, net within Other income (expense) on the condensed consolidated statement of operations.

The Company has certain non-consolidated joint ventures that are not significant subsidiaries and are accounted for under the equity method of accounting. The Company owns 48.1 percent of Inspur (Suzhou) Financial Technology Service Co. Ltd. (Inspur JV) and 49.0 percent of Aisino-Wincor Retail & Banking Systems (Shanghai) Co., Ltd. (Aisino JV). The Company engages in transactions in the ordinary course of business with the respective joint ventures. As of September 30, 2021, the Company had accounts receivable and accounts payable balances with these joint ventures of $4.8 and $29.4, respectively, which are included in trade receivables, less allowances for doubtful accounts and accounts payable on the condensed consolidated balance sheets.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2021
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 6: Goodwill and Other Assets

The changes in carrying amounts of goodwill within the Company's segments are summarized as follows:

	Eurasia Banking	Americas Banking	Retail	Total
Goodwill	$579.2	$431.3	$224.4	$1,234.9
Accumulated impairment	(291.7)	(122.0)	(57.2)	(470.9)
Balance at January 1, 2020	$287.5	$309.3	$167.2	$764.0
Transferred to assets held for sale	(1.4)	—	—	(1.4)
Divestitures	(6.4)	(2.4)	(1.2)	(10.0)
Currency translation adjustment	19.0	15.8	13.0	47.8
Goodwill	$590.4	$444.7	$236.2	$1,271.3
Accumulated impairment	(291.7)	(122.0)	(57.2)	(470.9)
Balance at December 31, 2020	$298.7	$322.7	$179.0	$800.4
Divestitures	—	—	(0.3)	(0.3)
Currency translation adjustment	(21.4)	(3.4)	(14.7)	(39.5)
Goodwill	$569.0	$441.3	$221.2	$1,231.5
Accumulated impairment	(291.7)	(122.0)	(57.2)	(470.9)
Balance at September 30, 2021	$277.3	$319.3	$164.0	$760.6

In accordance with the Company's accounting policy, goodwill is tested for impairment annually during the fourth quarter or earlier if a triggering event is identified.

The Company has four reporting units, which are Eurasia Banking, Americas Banking, EMEA Retail and Rest of World Retail. A triggering event was identified in the first quarter of 2020 leading to the Company performing an impairment analysis which indicated the Eurasia Banking, Americas Banking and EMEA Retail reporting units each had sufficient cushion of estimated fair value in excess of carrying value as of March 31, 2020. There have been no impairment indicators identified during the nine months ended September 30, 2021. Rest of World Retail had no goodwill as of September 30, 2021 and December 31, 2020. Changes in certain assumptions could have a significant impact to the estimated fair value of the reporting units.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2021
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following summarizes information on intangible assets by major category:

		September 30, 2021			December 31, 2020
	Weighted-average remaining useful lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships, net	4.4 years	$719.0	$(391.5)	$327.5	$762.0	$(354.1)	$407.9

Internally-developed software	2.1 years	210.8	(169.3)	41.5	198.0	(160.0)	38.0
Development costs non-software	1.4 years	52.9	(52.7)	0.2	56.1	(55.8)	0.3
Other intangibles	5.9 years	52.8	(50.8)	2.0	69.8	(67.4)	2.4
Other intangible assets, net		316.5	(272.8)	43.7	323.9	(283.2)	40.7
Total		$1,035.5	$(664.3)	$371.2	$1,085.9	$(637.3)	$448.6

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

The following table identifies the activity relating to total capitalized software development:

	2021	2020
Beginning balance as of January 1	$38.0	$46.0
Capitalization	21.6	12.1
Amortization	(17.7)	(19.8)
Other	(0.4)	(1.2)
Ending balance as of September 30	$41.5	$37.1

The Company's total amortization expense, excluding that related to deferred financing costs, was $78.1 and $81.6 for the nine months ended September 30, 2021 and 2020, respectively. The Company's total amortization expense, excluding that related to deferred financing costs, was $26.0 and $26.5 for the three months ended September 30, 2021 and 2020, respectively.

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

Changes in the Company’s warranty liability balance are illustrated in the following table:

	2021	2020
Beginning balance as of January 1	$38.6	$36.9
Current period accruals	16.1	12.5
Current period settlements	(17.5)	(14.8)
Currency translation adjustment	(2.4)	(1.4)
Ending balance as of September 30	$34.8	$33.2

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2021
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 8: Restructuring

The following table summarizes the impact of the Company’s restructuring charges on the consolidated statements of operations:

	Three months ended		Nine months ended
	September 30		September 30
	2021	2020	2021	2020
Cost of sales – services	$—	$0.8	$10.1	$3.2
Cost of sales – products	—	2.6	1.6	2.6
Selling and administrative expense	—	10.0	11.7	26.5
Research, development and engineering expense	—	0.4	(0.3)	3.0
Total	$—	$13.8	$23.1	$35.3

The following table summarizes the Company’s restructuring charges by reporting segment:

	Three months ended		Nine months ended
	September 30		September 30
	2021	2020	2021	2020
Severance
Eurasia Banking	$—	$8.6	$8.8	$16.7
Americas Banking	—	0.7	0.3	1.8
Retail	—	2.0	1.2	10.8
Corporate	—	2.5	—	6.0
Total severance	$—	$13.8	$10.3	$35.3

Other
Eurasia Banking	$—	$—	$0.6	—
Retail	—	—	1.6	—
Corporate	—	—	10.6	—
Total Other	—	—	12.8	—
Total	$—	$13.8	$23.1	$35.3

DN Now

During the second quarter of 2018, the Company began implementing DN Now to deliver greater, more sustainable profitability, and the gross savings is expected to be approximately $500 through the end of 2021. The Company is approaching completion of its program to restructure the workforce, integrate and optimize systems and processes, transition workloads to lower cost locations and consolidate real estate holdings. Material incremental restructuring charges related to DN Now are not expected. The Company incurred DN Now restructuring charges of zero and $23.1 for the three and nine months ended September 30, 2021, respectively compared to $13.8 and $35.3 for the three and nine months ended September 30, 2020, respectively. The charges incurred during the nine months ended September 30, 2021 relate primarily to redundant personnel costs during the transition period.

The following table summarizes the Company's cumulative total restructuring costs for DN Now as of September 30, 2021:

	DN Now
	Severance	Other
Eurasia Banking	$87.7	$2.6
Americas Banking	13.2	0.1
Retail	39.9	3.8
Corporate	54.3	12.2
Total	$195.1	$18.7

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2021
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table summarizes the Company’s restructuring accrual balances and related activity:

	2021	2020
Beginning balance as of January 1	$62.9	$42.6
Severance charges	10.3	35.3
Payouts/Settlements	(29.5)	(42.8)
Other	(4.9)	—
Ending balance as of September 30	$38.8	$35.1

Note 9: Debt

Outstanding debt balances were as follows:

	September 30, 2021	December 31, 2020
Notes payable
Uncommitted lines of credit	$3.6	$0.2
2022 Revolving Facility	35.9	—
Term Loan B Facility - USD	4.8	4.8
Term Loan B Facility - Euro	4.8	5.1
Other	0.3	0.6
	$49.4	$10.7
Short-term deferred financing fees	(0.3)	—
	$49.1	$10.7
Long-term debt
2023 Revolving Facility	$212.1	$60.1
Term Loan B Facility - USD	382.2	385.7
Term Loan B Facility - Euro	385.2	412.1
2024 Senior Notes	400.0	400.0
2025 Senior Secured Notes - USD	700.0	700.0
2025 Senior Secured Notes - EUR	405.3	429.5
Other	3.3	3.1
	2,488.1	2,390.5
Long-term deferred financing fees	(41.0)	(54.8)
	$2,447.1	$2,335.7

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2021
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

Credit Agreement - Term Loan and Revolving Facilities

On November 6, 2020, the Company entered into the tenth and most recent amendment to the Credit Agreement, pertaining to the Term Loan B and revolving credit facilities, to amend the definition of “Interest Coverage Ratio” for certain time periods and Covenant Reset Triggers (as defined in the Credit Agreement). The Interest Coverage Ratio calculation now excludes specific make-whole premiums, write-offs and expenses paid by the Company in relation to the Term A Loans and Term A-1 Loans.

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

As of September 30, 2021, the Term Loan Facilities and Revolving Facility under the Credit Agreement were secured by substantially all assets of Diebold Nixdorf, Incorporated and its domestic subsidiaries that are borrowers or guarantors under the Credit Agreement, subject to certain exceptions and permitted liens.

Uncommitted Line of Credit

As of September 30, 2021, the Company had various international short-term uncommitted lines of credit with borrowing limits aggregating to $20.5. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of September 30, 2021 and December 31, 2020 was 5.60 percent and 7.61 percent, respectively, and primarily relate to higher interest rate, short-term uncommitted lines of credit in Brazil. Short-term uncommitted lines mature in less than one year. The remaining amount available under the short-term uncommitted lines at September 30, 2021 was $16.9.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2021
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The cash flows related to debt borrowings and repayments were as follows:

	Nine months ended
	September 30
	2021	2020
Revolving credit facility borrowings	$468.0	$653.1

Revolving credit facility repayments	$(280.1)	$(461.0)

Other debt borrowings
Proceeds from 2025 Senior Secured Notes - USD	$—	$693.2
Proceeds from 2025 Senior Secured Notes - EUR	—	394.6
International short-term uncommitted lines of credit borrowings	9.9	20.0
	$9.9	$1,107.8

Other debt repayments
Payments on 2022 and Delayed Draw Term Loan A Facility under the Credit Agreement	$—	$(370.3)
Payments Term Loan A-1 Facility under the Credit Agreement	—	(618.9)
Payments on Term Loan B Facility - USD under the Credit Agreement	(3.5)	(17.1)
Payments on Term Loan B Facility - Euro under the Credit Agreement	(3.5)	(16.4)
International short-term uncommitted lines of credit and other repayments	(6.6)	(16.8)
	$(13.6)	$(1,039.5)

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
(i)LIBOR with a floor of 0.0%
(ii)LIBOR with a floor of 0.5%
(iii)EURIBOR with a floor of 0.0%

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2021
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The Company's financing agreements contain various financial covenants, including net debt to EBITDA and net interest coverage ratio, along with certain negative covenants that, among other things, limit dividends, acquisitions and the use of proceeds from divestitures. The Credit Agreement financial ratios at September 30, 2021 were as follows:

•a maximum allowable total net debt to adjusted EBITDA leverage ratio of 6.00 to 1.00 as of September 30, 2021 (reducing to 5.75 on December 31, 2021, 5.50 on September 30, 2022 and 5.25 on December 31, 2022 and thereafter); and
•a minimum adjusted EBITDA to net interest expense coverage ratio of not less than 1.50 to 1.00 as of September 30, 2021 (increasing to 1.625 on December 31, 2021 and 1.75 on December 31, 2022 and thereafter).

As of September 30, 2021, the Company was in compliance with the financial covenants in its debt agreements.

Note 10: Redeemable Noncontrolling Interests

Changes in redeemable noncontrolling interests were as follows:

	2021	2020
Beginning balance as of January 1	$19.2	$20.9
Redemption value adjustment	—	(0.8)
Termination of put option	(19.2)	—
Ending balance as of September 30	$—	$20.1

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
FORM 10-Q as of September 30, 2021
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 11: Equity

The following tables present changes in shareholders' equity attributable to Diebold Nixdorf, Incorporated and the noncontrolling interests:

					Accumulated Other Comprehensive Income (Loss)	Total Diebold Nixdorf, Incorporated Shareholders' Equity
	Common Shares	Additional Capital	Accumulated Deficit	Treasury Shares			Non-controlling Interests	Total Equity
Balance, December 31, 2020	$116.9	$787.9	$(742.3)	$(576.7)	$(412.9)	$(827.1)	$(4.6)	$(831.7)
Net loss	—	—	(8.1)	—	—	(8.1)	—	(8.1)
Other comprehensive loss	—	—	—	—	(30.9)	(30.9)	0.5	(30.4)
Share-based compensation issued	1.1	(1.1)	—	—	—	—	—	—
Share-based compensation expense	—	3.5	—	—	—	3.5	—	3.5
Treasury shares	—	—	—	(5.2)	—	(5.2)	—	(5.2)
Redeemable noncontrolling interest adjustments	—	19.2	—	—	—	19.2	12.7	31.9
Balance, March 31, 2021	$118.0	$809.5	$(750.4)	$(581.9)	$(443.8)	$(848.6)	$8.6	$(840.0)
Net loss	—	—	(30.3)	—	—	(30.3)	—	(30.3)
Other comprehensive loss	—	—	—	—	23.3	23.3	0.1	23.4
Share-based compensation issued	0.2	(0.2)	—	—	—	—	—	—
Share-based compensation expense	—	4.5	—	—	—	4.5	—	4.5
Treasury shares	—	—	—	(0.2)	—	(0.2)	—	(0.2)
Divestitures, net	—	—	—	—	—	—	—	$—
Balance, June 30, 2021	$118.2	$813.8	$(780.7)	$(582.1)	$(420.5)	(851.3)	$8.7	$(842.6)
Net loss	—	—	(2.1)	—	—	(2.1)	0.1	$(2.0)
Other comprehensive loss	—	—	—	—	(23.5)	(23.5)	—	$(23.5)
Share-based compensation issued	—	—	—	—	—	—	—	$—
Share-based compensation expense	—	4.6	—	—	—	4.6	—	$4.6
Treasury shares	—	—	—	—	—	—	—	$—
Divestitures, net	—	—	—	—	—	—	—	$—
Balance, September 30, 2021	$118.2	$818.4	$(782.8)	$(582.1)	$(444.0)	$(872.3)	$8.8	$(863.5)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2021
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

						Accumulated Other Comprehensive Income (Loss)	Total Diebold Nixdorf, Incorporated Shareholders' Equity
	Common Shares	Additional Capital	Accumulated Deficit		Treasury Shares			Non-controlling Interests	Total Equity
Balance, December 31, 2019	$115.3	$773.9	$(472.3)		$(571.9)	$(375.3)	$(530.3)	$24.0	$(506.3)
Net income (loss)	—	—	(92.8)	-23.7	—	—	(92.8)	(0.6)	(93.4)
Other comprehensive loss	—	—	—		—	(104.2)	(104.2)	(1.3)	(105.5)
Share-based compensation issued	1.4	(1.4)	—		—	—	—	—	—
Share-based compensation expense	—	4.0	—		—	—	4.0	—	4.0
Treasury shares	—	—	—		(4.6)	—	(4.6)	—	(4.6)
Divestitures, net	—	—	—		—	—	—	(4.8)	$(4.8)
Balance, March 31, 2020	$116.7	$776.5	$(565.1)		$(576.5)	$(479.5)	$(727.9)	$17.3	$(710.6)
Net income (loss)	—	—	(23.7)		—	—	(23.7)	0.6	(23.1)
Other comprehensive loss	—	—	—		—	45.1	45.1	—	45.1
Share-based compensation issued	0.2	(0.2)	—		—	—	—	—	—
Share-based compensation expense	—	3.6	—		—	—	3.6	—	3.6
Treasury shares	—	—	—		(0.1)	—	(0.1)	—	(0.1)
Divestitures, net	—	—	—		—	—	—	(23.4)	$(23.4)
Balance, June 30, 2020	$116.9	$779.9	$(588.8)		$(576.6)	$(434.4)	(703.0)	$(5.5)	$(708.5)
Net income (loss)	—	—	(101.4)		—	—	(101.4)	0.5	$(100.9)
Other comprehensive loss	—	—	—		—	(5.6)	(5.6)	(0.1)	$(5.7)
Share-based compensation issued	—	(0.1)	—		—	—	(0.1)	—	$(0.1)
Share-based compensation expense	—	3.5	—		—	—	3.5	—	$3.5
Balance, September 30, 2020	$116.9	$783.3	$(690.2)		$(576.6)	$(440.0)	$(806.6)	$(5.1)	$(811.7)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2021
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 12: Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the Company’s accumulated other comprehensive income (AOCI), net of tax, by component for the three months ended September 30, 2021:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2021	$(270.8)	$(2.3)	$(2.8)	$(143.1)	$(1.5)	$(420.5)
Other comprehensive income (loss) before reclassifications (1)	(28.3)	0.6	2.0	—	—	(25.7)
Amounts reclassified from AOCI	—	—	(0.4)	2.6	—	2.2
Net current-period other comprehensive income (loss)	(28.3)	0.6	1.6	2.6	—	(23.5)
Balance at September 30, 2021	$(299.1)	$(1.7)	$(1.2)	$(140.5)	$(1.5)	$(444.0)
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
(1) Other comprehensive income (loss) before reclassifications within the translation component excludes $0.1 of translation amount attributable to noncontrolling interests.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2021
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the nine months ended September 30, 2021:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2021	$(256.7)	$(2.6)	$(6.1)	$(146.9)	$(0.6)	$(412.9)
Other comprehensive income (loss) before reclassifications (1)	(42.4)	0.9	6.1	—	(0.9)	(36.3)
Amounts reclassified from AOCI	—	—	(1.2)	6.4	—	5.2
Net current-period other comprehensive income (loss)	(42.4)	0.9	4.9	6.4	(0.9)	(31.1)
Balance at September 30, 2021	$(299.1)	$(1.7)	$(1.2)	$(140.5)	$(1.5)	$(444.0)
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

The following table summarizes the details about the amounts reclassified from AOCI:

	Three months ended		Nine months ended		Affected Line Item on the Statement of Operations
	September 30		September 30
	2021	2020	2021	2020
Interest rate hedge gain/(loss)	$(0.4)	$(0.4)	$(1.2)	$4.9	Interest expense
Pension and post-retirement benefits:
Net actuarial loss amortized (net of tax of $0.5, $0.6, $1.4 and $2.4, respectively)	2.6	2.1	6.4	11.2	Miscellaneous, net
Total reclassifications for the period	$2.2	$1.7	$5.2	$16.1

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
FORM 10-Q as of September 30, 2021
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
FORM 10-Q as of September 30, 2021
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans and other benefits for the three months ended September 30, 2021 and September 30, 2020:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Other Benefits
	2021	2020	2021	2020	2021	2020
Components of net periodic benefit cost
Service cost	$0.8	$1.0	$2.5	$2.5	$0.1	$—
Interest cost	4.0	4.7	0.7	1.1	0.1	—
Expected return on plan assets	(6.4)	(6.3)	(3.8)	(3.3)	—	—
Recognized net actuarial loss	2.2	1.9	0.8	(0.2)	0.1	—
Other	—	—	(0.1)	0.1	—	—
Net periodic pension benefit cost	$0.6	$1.3	$0.1	$0.2	$0.3	$—

The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans and other benefits for the nine months ended September 30, 2021 and September 30, 2020:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Other Benefits
	2021	2020	2021	2020	2021	2020
Components of net periodic benefit cost
Service cost	$2.4	$2.9	$7.6	$7.6	$0.1	$—
Interest cost	11.9	14.2	2.2	3.1	0.5	0.1
Expected return on plan assets	(19.1)	(19.1)	(11.3)	(9.8)	—	—
Recognized net actuarial loss	6.7	5.8	0.9	(0.5)	0.2	(0.1)
Other	—	—	(0.1)	0.2	—	—
Net periodic pension benefit cost	$1.9	$3.8	$(0.7)	$0.6	$0.8	$—

Contributions

For the nine months ended September 30, 2021 and September 30, 2020, contributions of $23.6 and $22.0, respectively, were made to the qualified and non-qualified pension plans. In June 2021, the Company received a reimbursement of $16.4 for certain benefits paid from its German plan trustee. In June 2020, the Company received a reimbursement of $13.5 for certain benefits paid from its German plan trustee.

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
FORM 10-Q as of September 30, 2021
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table summarizes the gain (loss) recognized on derivative instruments:

Derivative instrument	Classification on condensed consolidated statements of operations	Three months ended		Nine months ended
		September 30		September 30
		2021	2020	2021	2020
Foreign exchange forward contracts and cash flow hedges	Foreign exchange gain (loss), net	$(0.4)	$(25.0)	$(4.5)	$(32.2)
Interest rate swaps and non-designated hedges	Interest expense	(2.1)	(5.3)	(6.2)	(10.2)
Foreign exchange forward contracts and cash flow hedges	Cost of sales	0.3	—	0.3	—
Foreign exchange forward contracts and cash flow hedges	Net sales	—	0.4	—	0.9
Total		$(2.2)	$(29.9)	$(10.4)	$(41.5)

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

Cash Flow Hedges The Company is exposed to fluctuations in various foreign currencies against its functional currency. In many instances, both sales and purchases are transacted in foreign currencies. Diebold Nixdorf Systems GmbH, a EUR-functional currency subsidiary of Wincor Nixdorf International GmbH (WNI), is exposed to foreign exchange risk due to purchase of raw materials that are denominated in USD. Such purchases expose the Company to exchange rate fluctuations between EUR and USD. To hedge this risk, the Company enters into and designates certain foreign currency forward contracts to sell EUR and buy USD as cash flow hedges of the Company’s USD-denominated raw material purchases.

WNI, a EUR-functional-currency subsidiary, is exposed to foreign exchange risk due to sales that are denominated in GBP. To hedge this risk, the Company enters into and designates certain foreign currency forward contracts to sell GBP and buy EUR as cash flow hedges of the Company’s GBP-denominated intercompany sales.

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

Derivative instruments are recorded on the balance sheet at fair value. For instruments designated as cash flow hedges, the effective portion of changes in the fair value is recorded in AOCI and subsequently reclassified into earnings in the period that the hedged forecasted transactions impact earnings. The ineffective portion of the changes in fair value of the derivatives is recognized directly in earnings. As of September 30, 2021, the Company had the following outstanding foreign currency derivatives that were used to hedge its foreign exchange risks:

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2021
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Foreign Currency Derivative	Number of Instruments	Notional Sold		Notional Purchased
Currency forward agreements (USD-BRL)	3	20.5	BRL	3.9	USD
Currency forward agreements (GBP-EUR)	4	2.2	GBP	2.6	EUR
Currency forward agreements (USD-EUR)	2	1.0	EUR	1.2	USD

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
FORM 10-Q as of September 30, 2021
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 15: Fair Value of Assets and Liabilities

Assets and Liabilities Recorded at Fair Value

Assets and liabilities subject to fair value measurement by fair value level and recorded as follows:

		September 30, 2021			December 31, 2020
			Fair Value Measurements Using			Fair Value Measurements Using
	Classification on condensed consolidated Balance Sheets	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets
Short-term investments
Certificates of deposit	Short-term investments	$13.7	$13.7	$—	$37.2	$37.2	$—
Assets held in rabbi trusts	Securities and other investments	6.7	6.7	—	6.6	6.6	—
Foreign exchange forward contracts	Other current assets	0.1	—	0.1	1.7	—	1.7
Total		$20.5	$20.4	$0.1	$45.5	$43.8	$1.7
Liabilities
Foreign exchange forward contracts	Other current liabilities	$—	$—	$—	$2.7	$—	$2.7
Interest rate swaps - short term	Other current liabilities	4.4	—	4.4	4.7	—	4.7
Interest rate swaps - long term	Other liabilities	—	—	—	3.0	—	3.0
Deferred compensation	Other liabilities	6.7	6.7	—	6.6	6.6	—
Total		$11.1	$6.7	$4.4	$17.0	$6.6	$10.4

The Company uses the end of period when determining the timing of transfers between levels. During each of the nine months ended September 30, 2021 and 2020, there were no transfers between levels.

The carrying amount of the Company's debt instruments approximates fair value except for the 2024 Senior Notes and 2025 Senior Secured Notes. The fair value and carrying value of the 2024 Senior Notes and 2025 Senior Secured Notes are summarized as follows:

	September 30, 2021		December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
2024 Senior Notes	$407.5	$400.0	$400.0	$400.0
2025 Senior Secured Notes - USD	$764.8	$700.0	$778.8	$700.0
2025 Senior Secured Notes - EUR	$438.7	$405.3	$466.0	$429.5

Refer to note 9 for further details surrounding the Company's long-term debt as of September 30, 2021 compared to December 31, 2020. Additionally, the Company would remeasure certain assets at fair value, using Level 3 measurements, as a result of the occurrence of triggering events.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2021
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

At September 30, 2021, the Company was a party to several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the condensed consolidated financial statements would not be materially affected by the outcome of these indirect tax claims and/or proceedings or asserted claims.

A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated liabilities. The Company estimated the aggregate risk at September 30, 2021 to be up to $76.3 for its material indirect tax matters. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire.

Legal Contingencies

At September 30, 2021, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate were considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings or asserted claims.

In addition to these normal course of business litigation matters, the Company is a party to the proceedings described below:

In January 2020, the Company’s Board of Directors received a demand letter from alleged shareholders to investigate and pursue claims for breach of fiduciary duty against certain current and former directors and officers based on the Company’s statements regarding its business and operations. In July 2021, the alleged shareholders informed the Company that they withdrew the demand letter and the matter was completely resolved in favor of the Company and its current and former officers.

Diebold Nixdorf Holding Germany GmbH, formerly Diebold Nixdorf Holding Germany Inc. & Co. KGaA (Diebold KGaA), is a party to two separate appraisal proceedings (Spruchverfahren) in connection with the purchase of all shares in its former listed subsidiary, Diebold Nixdorf AG. Both proceedings are pending at the same Chamber for Commercial Matters (Kammer für Handelssachen) at the District Court (Landgericht) of Dortmund (Germany). The first appraisal proceeding relates to the Domination and Profit Loss Transfer Agreement (DPLTA) entered into by Diebold KGaA and former Diebold Nixdorf AG, which became effective on February 17, 2017. The DPLTA appraisal proceeding was filed by minority shareholders of Diebold Nixdorf AG challenging the adequacy of both the cash exit compensation of €55.02 per Diebold Nixdorf AG share (of which 6.9 million shares were then outstanding) and the annual recurring compensation of €2.82 per Diebold Nixdorf AG share offered in connection with the DPLTA.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2021
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

In both appraisal proceedings, a court ruling would apply to all Diebold Nixdorf AG shares outstanding at the time when the DPLTA or the merger squeeze-out, respectively, became effective. Any cash compensation received by former Diebold Nixdorf AG shareholders in connection with the merger squeeze-out would be netted with any higher cash compensation such shareholder may still claim in connection with the DPLTA appraisal proceeding. While the Company believes that the compensation offered in connection with the DPLTA and the merger squeeze-out was in both cases fair, it notes that German courts often adjudicate increases of the cash compensation to plaintiffs in varying amounts in connection with German appraisal proceedings. Therefore, the Company cannot rule out that the first instance court or an appellate court may increase the cash compensation also in these appraisal proceedings. The Company, however, is convinced that its defense in both appraisal proceedings is supported by strong sets of facts and the Company will continue to vigorously defend itself in these matters.

Bank Guarantees, Standby Letters of Credit, and Surety Bonds

In the ordinary course of business, the Company may issue performance guarantees on behalf of its subsidiaries to certain customers and other parties. Some of those guarantees may be backed by standby letters of credit, surety bonds, or similar instruments. In general, under the guarantees, the Company would be obligated to perform, or cause performance, over the term of the underlying contract in the event of an unexcused, uncured breach by its subsidiary, or some other specified triggering event, in each case as defined by the applicable guarantee. At September 30, 2021, the maximum future contractual obligations relative to these various guarantees totaled $180.0, of which $25.8 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2020, the maximum future payment obligations relative to these various guarantees totaled $177.3, of which $25.8 represented standby letters of credit to insurance providers, and no associated liability was recorded.

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

	Nine months ended
	September 30
Timing of revenue recognition	2021	2020
Products transferred at a point in time	39%	38%
Products and services transferred over time	61%	62%
Net sales	100%	100%

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

The following table provides information about receivables and deferred revenue, which represent contract liabilities from contracts with customers:

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2021
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Contract balance information	Trade receivables	Contract liabilities
Balance at December 31, 2020	$646.9	$346.8
Balance at September 30, 2021	$671.4	$246.4

There have been $9.3 and $6.8 during the nine months ended September 30, 2021 and 2020, respectively, of impairment losses recognized as bad debt related to receivables or contract assets arising from the Company's contracts with customers.

As of December 31, 2020, the Company had $346.8 of unrecognized deferred revenue constituting the remaining performance obligations that are unsatisfied (or partially unsatisfied). During the nine months ended September 30, 2021, the Company recognized revenue of $264.7 related to the Company's deferred revenue balance at December 31, 2020.

Transaction price allocated to the remaining performance obligations

As of September 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1,300. The Company generally expects to recognize revenue on the remaining performance obligations over the next twelve months. The Company enters into service agreements with cancellable terms after a certain period without penalty. Unsatisfied obligations reflect only the obligation during the initial term. The Company applies the practical expedient in ASC paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

Note 18: Finance Lease Receivables

Under certain circumstances, the Company provides financing arrangements to customers that are largely classified and accounted for as sales-type leases. The Company records interest income and any fees or costs related to financing receivables using the effective interest method over the term of the lease.

The following table presents the components of finance lease receivables:

	September 30, 2021	December 31, 2020
Gross minimum lease receivables	$44.3	$44.0
Allowance for credit losses	(0.3)	(0.2)
Estimated unguaranteed residual values	0.2	0.2
	44.2	44.0
Less:
Unearned interest income	(1.4)	(1.5)
Total	$42.8	$42.5

Future minimum payments due from customers under finance lease receivables as of September 30, 2021 are as follows:

2021	$5.8
2022	14.1
2023	6.5
2024	6.0
2025	5.5
Thereafter	6.4
$44.3

There were no significant changes in provision for credit losses, recoveries and write-offs during the nine months ended September 30, 2021 or 2020.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2021
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 19: Segment Information

The Company's reportable segments are the same as those the Chief Operating Decision Maker (CODM) regularly reviews and uses to make decisions, allocate resources and assess performance. The Company continually considers its operating structure and the information subject to regular review by its Chief Executive Officer, who is the CODM, to identify reportable operating segments. The Company’s operating structure is based on a number of factors that management uses to evaluate, view and run its business operations, which currently includes, but is not limited to, product, service and solution. The restructuring charges disclosed in note 8 are not included in the calculation of segment operating profit as disclosed herein. Those expenses are included in the "Restructuring and DN Now transformation expenses" reconciling item between total segment operating profit and consolidated operating profit (loss). We have excluded the restructuring and transformation charges and net non-routine expenses from segment operating profit (loss) as they are not included in the measure as used by the CODM to make decisions, allocate resources and assess performance. Segment operating profit (loss) as disclosed herein is consistent with the segment profit or loss measure used by the CODM and does not include restructuring charges or other unusual or infrequently occurring items related to the transformation initiative, as the CODM does not regularly review and use such financial measures to make decisions, allocate resources and assess performance. The Company's reportable operating segments are the following: Eurasia Banking, Americas Banking and Retail.

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
FORM 10-Q as of September 30, 2021
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following tables present information regarding the Company’s segment performance and provide a reconciliation between segment operating profit and the consolidated income (loss) before income taxes:

	Three months ended		Nine months ended
	September 30		September 30
	2021	2020	2021	2020
Net sales summary by segment
Eurasia Banking	$323.5	$364.2	$977.3	$1,012.4
Americas Banking	346.6	368.5	970.8	1,044.6
Retail	288.1	262.5	897.5	739.4
Total revenue	$958.2	$995.2	$2,845.6	$2,796.4

Intersegment revenue
Eurasia Banking	$36.9	$32.9	$109.3	$86.7
Americas Banking	4.0	4.6	7.9	9.5
Total intersegment revenue	$40.9	$37.5	$117.2	$96.2

Segment operating profit
Eurasia Banking	$26.7	$45.8	$77.9	$105.7
Americas Banking	32.1	42.6	99.2	145.5
Retail	31.0	20.3	86.3	41.6
Total segment operating profit	89.8	108.7	263.4	292.8

Corporate charges not allocated to segments (1)	(8.2)	(19.2)	(39.8)	(42.1)
Impairment of assets	(0.3)	(4.1)	(0.3)	(4.1)
Restructuring and DN Now transformation expenses	(20.9)	(41.8)	(74.4)	(110.2)
Net non-routine expense	(21.7)	(19.8)	(61.1)	(118.1)
	(51.1)	(84.9)	(175.6)	(274.5)
Operating profit (loss)	38.7	23.8	87.8	18.3
Other income (expense)	(41.3)	(146.2)	(137.2)	(240.6)
Loss before taxes	$(2.6)	$(122.4)	$(49.4)	$(222.3)
(1)    Corporate charges not allocated to segments include headquarter-based costs associated with human resources, compensation and benefits, finance and accounting, global development/engineering, global strategy/mergers and acquisitions, global IT, tax, treasury and legal.

Net non-routine expense consists of items that the Company has determined are non-routine in nature and not allocated to the reportable operating segments as they are not included in the measure as used by the CODM to make decisions, allocate resources and assess performance. Net non-routine expense of $21.7 and $61.1 for the three and nine months ended September 30, 2021, respectively, primarily consisted of purchase accounting pre-tax charges for amortization of acquired intangibles $19.5 and $59.3, respectively. Net non-routine expense of $19.8 for the three months ended September 30, 2020 was due to purchase accounting pre-tax charges for amortization of acquired intangibles. In the nine months ended September 30, 2020, net non-routine expense of $118.1 was primarily due to purchase accounting pre-tax charges for amortization of acquired intangibles of $63.2, legal and deal expense including gains/losses on divestitures of $21.0 and provisions for a loss making contract associated with a legacy software platform of $25.5.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2021
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table presents information regarding the Company’s segment net sales by service and product solution:

	Three months ended		Nine months ended
	September 30		September 30
	2021	2020	2021	2020
Segments
Eurasia Banking
Services	$183.0	$198.5	$564.4	$597.1
Products	140.5	165.7	412.9	415.3
Total Eurasia Banking	323.5	364.2	977.3	1,012.4

Americas Banking
Services	231.6	247.8	691.5	721.7
Products	115.0	120.7	279.3	322.9
Total Americas Banking	346.6	368.5	970.8	1,044.6

Retail
Services	147.1	142.6	466.1	417.6
Products	141.0	119.9	431.4	321.8
Total Retail	288.1	262.5	897.5	739.4

Total net sales	$958.2	$995.2	$2,845.6	$2,796.4

Note 20: Subsequent Event

On October 8, 2021, the Company signed an agreement to divest its German reverse vending business, which includes approximately $10.0 of net assets that are included within the EMEA Retail reporting unit. Those assets are classified as held and used at September 30, 2021 as the internal divestiture approval process was ongoing at such date. The transaction is subject to regulatory approval and other customary closing conditions, but is expected to close in the fourth quarter of 2021 or first quarter of 2022. No material gain or loss is expected related to the divestiture.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2021
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

Strategy
The Company partners with other leading technology companies and is focused on consistently innovating its solutions to support a better transaction experience for consumers at bank and retail locations while simultaneously streamlining cost structures and business processes through the integration of hardware, software and services.

DN Now Transformation Activities
Commensurate with its strategy, the Company continues to execute its multi-year transformation program called DN Now, with a key focus on operational excellence, while continuing to put the customer first. Key activities include:

•Transitioning to a streamlined and customer-centric operating model
•Implementing a services modernization plan which focuses on upgrading certain customer touchpoints, automating incident reporting and response, standardizing service offerings and connecting distributed information technology (IT) assets to the AllConnect Data Engine
•Streamlining the manufacturing footprint, reducing the number of ATM models and rolling out DN Series ATMs
•Reducing administrative expenses, including finance, IT and real estate by leveraging digital and cloud-based solutions
•Increasing sales productivity through improved coverage and compensation arrangements
•Standardizing, digitizing and automating back-office finance, IT, human resources and sales support processes through a partnership with Accenture
•Optimizing the portfolio of businesses to improve overall profitability

COVID-19
The Company continues to deliver high levels of service to customers and has taken multiple measures to protect its employees during the coronavirus (COVID-19) pandemic. The Company has been designated as providing “critical infrastructure” services by the majority of government entities around the world, including the United States Department of Homeland Security in order to promote public health and safety, as well as economic and national security during the COVID-19 pandemic. These designations recognize the vital role the Company plays in allowing consumers to reliably and safely access financial services and essential retailers across more than 60 countries.

Although business conditions for us, our customers, and suppliers have improved, there is still some measure of uncertainty surrounding the COVID-19 pandemic. We are continuing to see longer lead times for certain electronic components and longer logistics times due to delays in major ports. Despite supply chain constraints, logistics, and inflationary headwinds, customer demand for our solutions remained robust. We have been taking and will continue to take steps to manage the impacts on our business. The possible resurgence of COVID-19 infection rates and government actions in response thereto could disrupt our operations and our supply chain and materially adversely affect our business. Because the situation continues to evolve, we cannot reasonably estimate the ultimate impact to our business, results of operations, cash flows and financial position that the COVID-19 pandemic may have, and any such impact could be material.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2021
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
CONNECTED COMMERCE SOLUTIONS™

The Company offers a broad portfolio of solutions designed to automate, digitize and transform the way people bank and shop. As a result, the Company’s operating structure is focused on its two customer segments — Banking and Retail. Leveraging a broad portfolio of solutions, the Company offers customers the flexibility to purchase the combination of services, software and products that drive the most value to their businesses.

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

The portfolio of DN AllConnect Services℠ includes:
◦Installation: end-to-end ATM deployment, implementation, and full branch design and deployment services
◦Availability: first and second line maintenance as well as help desk services
◦Managed Services: a range of a la carte or bundled Self-Service Fleet Management services including event management and monitoring, integrated service desk, software deployment, cash management and optimization, security and marketing.
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

Banking Products
The banking portfolio of products consists of cash recyclers and dispensers, intelligent deposit terminals, teller automation, and kiosk technologies. As financial institutions seek to expand the self-service transaction set and reduce operating costs by shrinking their physical branch footprint, the Company is introducing and selling DN Series™ ATMs.

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
◦Optimized ATM portfolio streamlining the supply chain and shortening lead times to reduce platform complexity
◦Increased branding options for financial institutions

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2021
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

Retail Services
DN AllConnect Services® for retailers includes maintenance and availability services to continuously optimize the performance and total cost of ownership of retail touchpoints, such as checkout, self-service and mobile devices, as well as critical store infrastructure. The solutions portfolio includes: implementation services to expand, modernize or upgrade store concepts; maintenance services for on-site incident resolution and restoration of multivendor solutions; support services for on-demand service desk support; operations services for remote monitoring of stationary and mobile endpoint hardware; as well as application services for remote monitoring of multivendor software and planned software deployments and data moves. As a single point of contact, service personnel plan and supervise store openings, renewals and transformation projects, with attention to local details and customers’ global IT infrastructure.

Retail Products
The retail product portfolio includes modular and integrated, “all-in-one” point of sale (POS) and self-service terminals that meet changing consumer shopping journeys, as well as retailers’ and store staff’s automation requirements. Anchored by the newly launched DN SERIES EASY line, the Company’s SCO products and ordering kiosks facilitate a seamless and efficient transaction experience. The BEETLE®/iSCAN EASY eXpress™, hybrid products, can alternate from attended operation to SCO with the press of a button. The K-two Kiosk automates routine tasks and in-store transactions, offers order-taking abilities, particularly at quick service restaurants and fast casual restaurants and presents functionality that furthers automation and digitalization. Supplementing the POS system is a broad range of peripherals, including printers, scales and mobile scanners, as well as the cash management portfolio, which offers a wide range of banknote and coin processing systems.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2021
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
Retail Software
DN Vynamic® Software for Retail is an open and flexible software portfolio built to align with how retailers operate. Different capabilities can be bundled to support the modern retail ecosystem across many retail verticals including grocery, fashion, convenience, fuel, food and specialty retail. Consumption models are flexible; being both cloud-enabled and/or on-premise solutions. The modular micro-services architecture allows Vynamic Software to easily scale up or down as needed. Vynamic software for Retail promotes standards and open API-based architectures giving retailers the ability to integrate third-party technologies to enable the best customer journey possible and to optimize efficiency and reduce costs across every point of the retail process, from consumer-facing transactions to store operations to enterprise management.

The software suite enables retailers to upgrade and orchestrate consumer and staff journeys across all channels and touchpoints by providing personalized, efficient and secure check-out solutions. The software supports a staffed POS checkout, handheld self-scanning devices or SCO terminals.

The self-service element of the software suite leverages advanced artificial intelligence algorithms and other advancements for automatic item recognition, automated age verifications for certain items and screen mirroring to offer touchless checkout processes as well as support for advanced loyalty programs. The Vynamic suite supports online and offline promotions in real time, dynamic consumer segmentation, and flexible digital or print couponing. Business operations are optimized with Vynamic Retail including automated merchandise collection, in-store ordering and return-in-store processes, stock management, pricing management, and more, via store management solutions.

Business Drivers

The business drivers of the Company's future performance include, but are not limited to:

•Demand for services on distributed IT assets such as ATMs, POS and SCO, including managed services and professional services
•Timing of product upgrades and/or replacement cycles for ATMs, POS and SCO
•Demand for advanced self-service capabilities supported by the Company’s software licenses, maintenance and professional services
•Demand for innovative and secure technology in connection with the Company's Connected Commerce strategy
•Potential adjacencies in other markets that could utilize our current services organization and would provide additional business opportunities
•Additional verticals and markets where there is a need or fit for our products and solutions

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2021
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

Net Sales

The following tables represent information regarding the Company's net sales:

	Three months ended				Percent of Total Net Sales for the Three months ended
	September 30				September 30
	2021	2020	% Change	% Change in CC (1)	2021	2020
Segments
Eurasia Banking
Services	$183.0	$198.5	(7.8)	(9.0)	19.1	19.9
Products	140.5	165.7	(15.2)	(17.2)	14.7	16.7
Total Eurasia Banking	323.5	364.2	(11.2)	(12.7)	33.8	36.6

Americas Banking
Services	231.6	247.8	(6.5)	(7.2)	24.1	24.9
Products	115.0	120.7	(4.7)	(5.9)	12.0	12.1
Total Americas Banking	346.6	368.5	(5.9)	(6.8)	36.1	37.0

Retail
Services	147.1	142.6	3.2	1.0	15.4	14.3
Products	141.0	119.9	17.6	14.8	14.7	12.1
Total Retail	288.1	262.5	9.8	7.3	30.1	26.4

Total net sales	$958.2	$995.2	(3.7)	(5.2)	100.0	100.0
(1) The Company calculates constant currency by translating the prior-year period results at the current year exchange rate.

Three months ended September 30, 2021 compared with the three months ended September 30, 2020

Net sales decreased $37.0, or 3.7 percent, including a net favorable currency impact of $15.7 primarily related to the euro, resulting in a constant currency decrease of $52.7. After excluding the favorable currency impact and $7.6 of net sales generated during the three months ended September 30, 2020 from divested businesses, net sales decreased by $45.1.

Segments

•Eurasia Banking net sales decreased $40.7, including a net favorable currency impact of $6.5, related primarily to the euro, and the impact of divestitures of $3.4. Excluding the impact of currency and divestitures, net sales decreased $43.8, which was driven by timing of installation activity.

•Americas Banking net sales decreased $21.9, including a net favorable currency impact of $3.2, related primarily to the Brazilian real, and the impact of divestitures of $2.5. Excluding the impact of currency and divestitures, net sales decreased $22.6 due to timing of installation activity in connection with longer lead times throughout the supply chain and the absence of non-recurring U.S. regional Windows 10 upgrades completed during the three months ended September 30, 2020.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2021
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
•Retail net sales increased $25.6, including a net favorable currency impact of $6.0 mostly related to the euro, partially offset by the impact of divestitures of $1.7. Excluding the impact of currency and divestitures, net sales increased $21.3 primarily from POS and SCO roll-outs in Europe and related services occurring during the three months ended September 30, 2021 as well as increased demand for professional services.

	Nine months ended				Percent of Total Net Sales for the Nine months ended
	September 30				September 30
	2021	2020	% Change	% Change in CC (1)	2021	2020
Segments
Eurasia Banking
Services	$564.4	$597.1	(5.5)	(10.4)	19.8	21.4
Products	412.9	415.3	(0.6)	(4.9)	14.5	14.8
Total Eurasia Banking	977.3	1,012.4	(3.5)	(8.1)	34.3	36.2

Americas Banking
Services	691.5	721.7	(4.2)	(4.2)	24.3	25.8
Products	279.3	322.9	(13.5)	(13.5)	9.8	11.6
Total Americas Banking	970.8	1,044.6	(7.1)	(7.1)	34.1	37.4

Retail
Services	466.1	417.6	11.6	4.6	16.4	14.9
Products	431.4	321.8	34.1	27.6	15.2	11.5
Total Retail	897.5	739.4	21.4	14.5	31.6	26.4

Total net sales	$2,845.6	$2,796.4	1.8	(1.6)	100.0	100.0
(1) The Company calculates constant currency by translating the prior-year period results at the current year exchange rate.

Nine months ended September 30, 2021 compared with nine months ended September 30, 2020

Net sales increased $49.2, or 1.8 percent, including a net favorable currency impact of $95.9 primarily related to the euro, resulting in a constant currency decrease of $46.7. After excluding the favorable currency impact and $46.6 of net sales generated during the nine months ended September 30, 2021 from divested businesses, net sales decreased by $0.1.

Segments

•Eurasia Banking net sales decreased $35.1, including a net favorable currency impact of $51.6, related primarily to the euro, and the impact of divestitures of $34.7. Excluding the impact of currency and divestitures, net sales decreased $52.0 driven by timing of installation activity.

•Americas Banking net sales decreased $73.8, including a net favorable currency impact of $0.1, and the impact of divestitures of $7.8. Excluding the impact of currency and divestitures, net sales decreased $66.1 due to timing of installation activity in connection with longer lead times throughout the supply chain and the absence of non-recurring U.S. regional Windows 10 upgrades completed during the nine months ended September 30, 2020.

•Retail net sales increased $158.1, including a net favorable currency impact of $44.2 mostly related to the euro, and the impact of divestitures of $4.1. Excluding the impact of currency and divestitures, net sales increased $118.0 primarily from POS and SCO roll-outs in Europe and related services occurring during the nine months ended September 30, 2021 as well as increased demand for professional services.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2021
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

Gross Profit

The following table represents information regarding the Company's gross profit:

	Three months ended			Nine months ended
	September 30			September 30
	2021	2020	% Change	2021	2020	% Change
Gross profit - services	$179.2	$189.7	(5.5)	$540.0	$509.9	5.9
Gross profit - products	80.9	94.4	(14.3)	245.2	248.6	(1.4)
Total gross profit	$260.1	$284.1	(8.4)	$785.2	$758.5	3.5

Gross margin - services	31.9%	32.2%		31.4%	29.4%
Gross margin - products	20.4%	23.2%		21.8%	23.5%

Total gross margin	27.1%	28.5%		27.6%	27.1%

Services gross margin decreased 0.3 percent and increased 2.0 percent in the three and nine months ended September 30, 2021, respectively, including restructuring, transformation and other non-routine charges of $2.6 and $10.5 in the three and nine months ended September 30, 2021, respectively. The most significant of these charges was an accrual in the second quarter of 2021 for a global restructuring initiative. Restructuring, transformation and other non-routine charges/(benefits) were $(2.7) and $32.8 in the three and nine months ended September 30, 2020, respectively. During the three months ended September 30, 2020, the Company received wage subsidies related to the pandemic of $4.0, which were partially offset by restructuring charges. During the nine months ended September 30, 2020, the Company incurred non-routine expenses consisting primarily of $25.5 of charges associated with a loss making contract which were incurred in the first half of 2020, with the remainder of the non-routine expenses incurred during the nine months ended September 30, 2020 being restructuring related. Excluding the impact of non-routine charges, services gross margin remained materially consistent in the three and nine months ended September 30, 2021, as compared to the same periods in the prior year.

Product gross margin decreased 2.8 percent and 1.7 percent in the three and nine months ended September 30, 2021, respectively, including restructuring, transformation and other non-routine charges of $0.2 and $2.3, respectively. Restructuring, transformation and other non-routine charges were $3.4 and $11.7 in the three and nine months ended September 30, 2020, respectively, consisting primarily of purchase accounting amortization in the first half of 2020 and first quarter costs related to a previously divested business in Germany. Excluding the impact of non-routine charges, products gross margin declined 4.2 percent and 1.1 percent in the three and nine months ended September 30, 2021, respectively, due to higher logistics costs, reduced sales volume, unfavorable solution and geography mix and non-recurrence of interim cost benefits in the second quarter of 2020 related to the pandemic.

Operating Expenses

The following table represents information regarding the Company's operating expenses:

	Three months ended			Nine months ended
	September 30			September 30
	2021	2020	% Change	2021	2020	% Change
Selling and administrative expense	$195.5	$226.0	(13.5)	$603.7	$629.7	(4.1)
Research, development and engineering expense	25.6	30.2	(15.2)	95.3	93.4	2.0
Impairment of assets	0.3	4.1	(92.7)	0.3	4.1	(92.7)
(Gain) loss on sale of assets, net	—	—	—	(1.9)	13.0	(114.6)
Total operating expenses	$221.4	$260.3	(14.9)	$697.4	$740.2	(5.8)
Percent of net sales	23.1%	26.2%		24.5%	26.5%

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2021
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
Selling and administrative expense decreased $30.5 and $26.0 in the three and nine months ended September 30, 2021, respectively compared to the corresponding periods in 2020. Excluding a $1.8 unfavorable currency impact and $19.6 lower non-routine and restructuring expenses, selling and administrative expense decreased $12.7 in the three months ended September 30, 2021 due primarily to the Company's bonus plan, which has been accrued throughout 2021, in comparison to the prior-year period when the established accrual was reversed in the second quarter of 2020 as a result of the pandemic and then re-recorded in the third quarter of 2020 when results were better than expected. For the nine months ended September 30, 2021, selling and administrative expense decreased $5.1 excluding a $21.1 unfavorable currency impact and $42.0 of lower non-routine and restructuring expenses.

Research, development and engineering expense in the three and nine months ended September 30, 2021 decreased $4.6 and increased $1.9, respectively compared to the same period in 2020. The decrease in expense for the three months ended September 30, 2021 is the result of initiatives which have met the threshold for capitalization. The increase for the nine months ended September 30, 2021 is the result of the Company's growth initiatives.

Operating expense as a percentage of net sales in the three months ended September 30, 2021 decreased 3.1 percent to 23.1 percent compared to the same period in 2020. Operating expense as a percent of net sales in the nine months ended September 30, 2021 decreased 2.0 percent to 24.5 percent compared to the same period in 2020. The declines are as a result of non-recurring restructuring and transformation charges, partially offset by lower sales volume.

Operating Profit (Loss)

The following table represents information regarding the Company's operating profit (loss):

	Three months ended			Nine months ended
	September 30			September 30
	2021	2020	% Change	2021	2020	% Change
Operating profit (loss)	$38.7	$23.8	62.6	$87.8	$18.3	379.8
Operating margin	4.0%	2.4%		3.1%	0.7%

Operating profit increased by $14.9 and $69.5 in the three and nine months ended September 30, 2021, respectively, compared to the prior-year periods. The improvements in operating profit are primarily the result of non-recurring charges recorded throughout the prior-year periods related to restructuring and transformation, as well as loss making contract provisions recorded in the first half of 2020.

Other Income (Expense)

The following table represents information regarding the Company's other income (expense), net:

	Three months ended			Nine months ended
	September 30			September 30
	2021	2020	% Change	2021	2020	% Change
Interest income	$1.0	$1.9	(47.4)	$5.0	$5.4	(7.4)
Interest expense	(51.3)	(144.3)	64.4	(149.7)	(240.6)	37.8
Foreign exchange gain (loss), net	4.4	(2.3)	N/M	0.9	(9.5)	N/M
Miscellaneous, net	4.6	(1.5)	N/M	6.6	4.1	61.0
Other income (expense), net	$(41.3)	$(146.2)	71.8	$(137.2)	$(240.6)	43.0

Interest expense decreased $93.0 and $90.9 for the three and nine months ended September 30, 2021, respectively, primarily due to non-recurrence of the July 2020 payment of a make-whole premium and write-off of deferred debt issuance costs as a result of the repayment of a portion of the amounts outstanding under the Company's previous revolving and term loan credit agreement, with incremental savings resulting from the paydown of debt and reduced interest rates.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2021
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
Foreign exchange gain, net for the three months ended September 30, 2021 includes realized gains primarily related to favorable foreign currency exposure to the Brazilian real and the euro. Miscellaneous, net is primarily driven by recognition of non-service pension plan benefits in Germany. In addition, miscellaneous, net includes a gain of $7.2 during the nine months ended September 30, 2020 from proceeds for the close and surrender of the Company-owned life insurance (COLI) plans.

Net Loss

The following table represents information regarding the Company's net loss:

	Three months ended			Nine months ended
	September 30			September 30
	2021	2020	% Change	2021	2020	% Change
Net loss	$(2.0)	$(100.9)	98.0	$(40.4)	$(217.4)	81.4
Percent of net sales	(0.2)%	(10.1)%		(1.4)%	(7.8)%
Effective tax rate	35.5%	17.6%		21.6%	2.2%

Changes in net loss are a result of the fluctuations outlined in the previous sections, the most significant of which is the decline in interest expense due to the non-recurrence of the refinancing event in July 2020. The change in net loss is also impacted by a $6.2 increase in income tax benefit for the nine months ended September 30, 2021 that is the result of the non-recurrence of one-time charges incurred in the first quarter of 2020 related to the global intangible low-taxed income provisions of the U.S. Tax Cuts and Jobs Act as well as the establishment of a partial valuation allowance against interest expense carryforwards.

Segment Operating Profit Summary

The following tables represent information regarding the segment operating profit metrics, which exclude the impact of restructuring and non-routine charges, by reporting segment. Refer to note 19 of the condensed consolidated financial statements for further details of net sales and segment operating profit:

	Three months ended			Nine months ended
	September 30			September 30
Eurasia Banking:	2021	2020	% Change	2021	2020	% Change
Net sales	$323.5	$364.2	(11.2)	$977.3	$1,012.4	(3.5)
Segment operating profit	$26.7	$45.8	(41.7)	$77.9	$105.7	(26.3)
Segment operating profit margin	8.3%	12.6%		8.0%	10.4%

Segment operating profit decreased $19.1 in the three months ended September 30, 2021, as compared to the prior-year period, largely due to the timing-related sales decline, unfavorable customer and solution mix and higher logistics costs. For the nine months ended September 30, 2021, segment operating profit decreased $27.8, as compared to the prior-year period, related primarily to higher logistics cost, nonrecurring interim labor cost benefits recognized in the second quarter of 2020 and unfavorable customer and solution mix. For these reasons, segment operating profit margin decreased 4.3 percent and 2.4 percent for the three and nine months ended September 30, 2021, respectively.

	Three months ended			Nine months ended
	September 30			September 30
Americas Banking:	2021	2020	% Change	2021	2020	% Change
Net sales	$346.6	$368.5	(5.9)	$970.8	$1,044.6	(7.1)
Segment operating profit	$32.1	$42.6	(24.6)	$99.2	$145.5	(31.8)
Segment operating profit margin	9.3%	11.6%		10.2%	13.9%

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2021
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
Segment operating profit decreased $10.5 and $46.3 in the three and nine months ended September 30, 2021, respectively, due to the decrease in net sales volume, increased logistical costs and raw material cost inflation. For these reasons, segment operating profit margin decreased 2.3 percent and 3.7 percent for the three and nine months ended September 30, 2021, respectively.

	Three months ended			Nine months ended
	September 30			September 30
Retail:	2021	2020	% Change	2021	2020	% Change
Net sales	$288.1	$262.5	9.8	$897.5	$739.4	21.4
Segment operating profit	$31.0	$20.3	52.7	$86.3	$41.6	107.5
Segment operating profit margin	10.8%	7.7%		9.6%	5.6%

Segment operating profit increased $10.7 and increased $44.7 for the three and nine months ended September 30, 2021, respectively, as a result of an increase in net sales, as well as gross margin improvements related to increases in sales on higher margin POS and SCO products and professional services. For these reasons, segment operating profit margin increased 3.1 percent and 4.0 percent for the three and nine months ended September 30, 2021, respectively.

Liquidity and Capital Resources

The Company's total cash and cash availability as of September 30, 2021 and December 31, 2020 was as follows:

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$215.9	$324.5
Additional cash availability from:
Cash included in assets held for sale	0.6	2.7
Uncommitted lines of credit	16.9	41.1
Revolving Facility	95.1	283.1
Short-term investments	13.7	37.2
Total cash and cash availability	$342.2	$688.6

Capital resources are obtained from income retained in the business, borrowings under the Company’s committed and uncommitted credit facilities and operating and capital leasing arrangements. Management expects that the Company’s capital resources will be sufficient to finance planned working capital needs, research and development activities, investments in facilities or equipment, and pension contributions. The Company had no restricted cash at September 30, 2021 and December 31, 2020. The Company has made acquisitions in the past and may make acquisitions in the future. Part of the Company’s strategy is to optimize the business portfolio through divestitures and complementary acquisitions. The Company intends to finance any future acquisitions with cash and short-term investments, cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares.

As of September 30, 2021, the Company had a revolving facility provided by the Company's credit agreement (the Credit Agreement) of up to $343.1 (the Revolving Facility). The weighted-average interest rate on outstanding Revolving Facility borrowings as of both September 30, 2021 and December 31, 2020 was 4.75 percent, which is variable based on the London Interbank Offered Rate (LIBOR). There was $95.1 available under the Revolving Facility as of September 30, 2021, after excluding giving effect to $25.8 in outstanding letters of credit.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2021
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
The following table summarizes the results of the Company's condensed consolidated statement of cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
Summary of cash flows:	September 30, 2021	September 30, 2020
Net cash provided (used) by operating activities	$(291.6)	$(196.7)
Net cash provided (used) by investing activities	(4.6)	(53.4)
Net cash provided (used) by financing activities	189.8	160.8
Effect of exchange rate changes on cash and cash equivalents	(4.3)	(7.7)
Change in cash and cash equivalents	$(110.7)	$(97.0)

Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for income taxes, finance transformation and restructuring activities, pension funding and other items impact reported cash flows. Net cash used by operating activities was $291.6 for the nine months ended September 30, 2021, a change of $94.9 from cash use of $196.7 for the nine months ended September 30, 2020.

•Cash flows from operating activities during the nine months ended September 30, 2021 compared to the same period in 2020 declined largely due to management of longer lead time requirements in the supply chain that increased inventory levels, timing of income and non-income tax payments and increased severance payments. This activity is partially offset by the $177.0 decrease in the net loss as well as successful management of payables throughout the first nine months of the current year. Refer to the Results of Operations discussed above for further discussion of the Company's reduction in net loss.

•The net aggregate of trade receivables, inventories and accounts payable used $105.6 and $117.1 in operating cash flows during the nine months ended September 30, 2021 and 2020, respectively. Trade receivables cash use was $50.9 for the nine months ended September 30, 2021 compared to cash use of $68.6 for the same period in the prior year primarily due to timing of installations. For the nine months ended September 30, 2021, inventory cash use increased $66.5 compared to the same period in the prior year primarily due to increased purchases in 2021 both to meet increased customer demand and manage longer lead time requirements on raw materials. Accounts payable provided $95.6 for the nine months ended September 30, 2021 compared to a cash source of $35.3 for the same period in the prior year for a favorable cash source difference of $60.3 primarily related tighter controls on accounts payable.

•In the aggregate, the other combined certain assets and liabilities used $86.1 for the nine months ended September 30, 2021 compared to $15.5 during the same period in 2020. The change is largely driven by an increase in capitalized costs related to a new cloud hosted enterprise resource planning tool during the nine months ended September 30, 2021 as well as timing of accrued interest related to Diebold Nixdorf, Incorporated's 9.375 percent Secured Notes due 2025 and Diebold Nixdorf Dutch Holding B.V's 9.0 percent Senior Secured Notes due 2025 (collectively, the 2025 Senior Secured Notes).

Depreciation and amortization expense, excluding the Wincor Nixdorf purchase price accounting adjustments, decreased $48.0 to $68.2 during the nine months ended September 30, 2021 compared to $116.2 during the same period in 2020, primarily due to a reduction in depreciation expense related to the first quarter 2021 useful life expiration of a legacy enterprise resource planning system along with a reduction in amortization of deferred financing fees associated with the 2025 Senior Secured Notes.

Investing Activities

Cash flows from investing activities during the nine months ended September 30, 2021 compared to the same period in 2020 were primarily impacted by a non-recurring net use of $53.7 of cash in the first quarter of 2020 that was included in the sale of Portavis Gmbh, a non-core consulting business in the Eurasia Banking segment. Additionally, the maturities and purchases of investments, which primarily relate to short-term investment activity in Brazil, resulted in an $17.4 increase in net cash proceeds due to an increase in investment activity.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2021
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
Financing Activities

Net cash provided by financing activities was $189.8 for the nine months ended September 30, 2021 compared to $160.8 of proceeds for the same period in 2020. The change was primarily a result of payments for debt issuance costs related to the issuance of the 2025 Senior Secured Notes in the third quarter of 2020.

Additionally, during the first quarter of 2021, the Company entered into an agreement whereby its ownership percentage in a certain consolidated but non-wholly owned subsidiary in Europe was reduced by means of capital contributions from noncontrolling shareholders totaling $12.7, which is considered cash proceeds from financing activities in the Contributions from noncontrolling interest holders caption.

Refer to note 9 of the condensed consolidated financial statements for additional information regarding the Company's debt obligations. The Company paid cash for interest related to its debt of $60.7 and $22.8 for the three months ended September 30, 2021 and September 30, 2020, respectively, and $147.7 and $107.8 for the nine months ended September 30, 2021 and September 30, 2020, respectively. As defined by the Credit Agreement, the ratio of net debt to trailing 12 months adjusted EBITDA was 5.4 times as of September 30, 2021. As of September 30, 2021, the Company was in compliance with the financial and other covenants in its debt agreements.

Refer to note 14 of the condensed consolidated financial statements for additional information regarding the Company's hedging and derivative instruments.

Contractual Obligations The Company enters into certain purchase commitments due within one year for materials through contract manufacturing agreements for a total negotiated price. At September 30, 2021, the Company had minimal purchase commitments due within one year for materials through contract manufacturing agreements at negotiated prices.

Except for the items noted above, all contractual cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at September 30, 2021 compared to December 31, 2020.

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

Supplemental Guarantor Financial Information Diebold Nixdorf, Incorporated initially issued the 8.5% Senior Notes due 2024 (the 2024 Senior Notes) in an offering exempt from the registration requirements of the Securities Act of 1933, which were later exchanged in an exchange offer registered under the Securities Act of 1933. The 2024 Senior Notes are and will be guaranteed by certain of Diebold Nixdorf, Incorporated's existing and future subsidiaries which are listed on Exhibit 22.1 to this Quarterly Report on Form 10-Q. The following presents the summarized financial information separately for Diebold Nixdorf, Incorporated (the Parent Company), the issuer of the guaranteed obligations, and the guarantor subsidiaries, as specified in the indenture governing the Company's obligations under the 2024 Senior Notes, on a combined basis.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2021
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

	Summarized Balance Sheets
	September 30, 2021	December 31, 2020
Total current assets	$491.7	$449.9
Total non-current assets	$2,007.2	$1,504.6

Total current liabilities	$1,207.7	$1,252.5
Total non-current liabilities	$2,210.2	$2,084.3

	Summarized Statements of Operations
	Nine months ended	Year ended
	September 30, 2021	December 31, 2020
Net sales	$759.2	$1,097.4
Cost of sales	557.0	784.3
Selling and administrative expense	295.0	446.4
Research, development and engineering expense	26.4	38.1
Impairment of assets	—	2.5
Gain on sale of assets, net	(0.4)	(0.5)
Interest income	0.6	1.1
Interest expense	(104.3)	(267.8)
Foreign exchange gain (loss), net	5.1	(9.5)
Miscellaneous, net	60.0	156.9
Loss from continuing operations before taxes	$(157.4)	$(292.7)

Net (loss) income	$(40.4)	$(269.1)
Net (loss) income attributable to Diebold Nixdorf, Incorporated	$(40.5)	$(269.1)

As of September 30, 2021 and December 31, 2020, the Parent Company and the guarantor subsidiaries on a combined basis had the following balances with non-guarantor subsidiaries:

	Summarized Balance Sheets
	September 30, 2021	December 31, 2020
Total current assets	$189.8	$211.5
Total non-current assets	$636.8	$867.5

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2021
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

Forward-Looking Statement Disclosure

In this Quarterly Report on Form 10-Q, statements that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the potential impact of the ongoing COVID-19 pandemic, anticipated revenue, future liquidity and financial position. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. These forward-looking statements include, but are not limited to, statements regarding the Company's expected future performance (including expected results of operations and financial guidance) future financial condition, operating results, strategy and plans. Forward-looking statements may be identified by the use of the words “anticipates,” “expects,” “intends,” “plans,” “will,” “believes,” “estimates,” “potential,” “target,” “predict,” “project,” “seek,” and variations thereof or similar expressions. These statements are used to identify forward-looking statements. These forward-looking statements reflect the current views of the Company with respect to future events and involve significant risks and uncertainties that could cause actual results to differ materially.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Some of the risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements include, but are not limited to:

• the overall impact of global supply chain complexities on the Company and its business, including delays in sourcing key components as well as longer transport times, especially for container ships and U.S. trucking, given the Company’s reliance on suppliers, subcontractors and availability of raw materials and other components;
•the ultimate impact of the COVID-19 pandemic, including further adverse effects to the Company's supply chain, maintenance of increased order backlog, and the effects of any COVID-19 related cancellations;
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

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2021
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
FORM 10-Q as of September 30, 2021
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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company's management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that such disclosure controls and procedures were effective as of September 30, 2021.

Change in Internal Controls

During the third quarter ended September 30, 2021, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2021
(in millions, except share and per share amounts)
Part II – Other Information

Item 1: Legal Proceedings

At September 30, 2021, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Information concerning the Company’s share repurchases made during the third quarter ended September 30, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
July	145	$13.66	—	2,426,177
August	—	$—	—	2,426,177
September	1,071	$10.16	—	2,426,177
Total	1,216	$10.58	—
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
FORM 10-Q as of September 30, 2021
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

DIEBOLD NIXDORF, INCORPORATED

Date:	October 28, 2021		/s/ Gerrard B. Schmid
		By:	Gerrard B. Schmid
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 28, 2021		/s/ Jeffrey Rutherford
		By:	Jeffrey Rutherford
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)