Form 10-K
period 2021-12-31
DIEBOLD NIXDORF, Inc
filed 2022-03-11
CIK 28823

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-4879
Diebold Nixdorf, Incorporated
(Exact name of registrant as specified in its charter)

Ohio			34-0183970
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

50 Executive Parkway, P.O. Box 2520	Hudson	Ohio	44236-1605
(Address of principal executive offices)			(Zip Code)
Registrants telephone number, including area code (330)490-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares $1.25 Par Value	DBD	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
Approximate aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2021, based upon the closing price on the New York Stock Exchange on June 30, 2021 was $1,005,989,784.
Number of common shares outstanding as of March 9, 2022 was 78,927,434.
DOCUMENTS INCORPORATED BY REFERENCE
Listed hereunder are the documents, portions of which are incorporated by reference, and the parts of this Form 10-K into which such portions are incorporated:
Diebold Nixdorf, Incorporated Proxy Statement for 2022 Annual Meeting of Shareholders to be held on or about May 6, 2022, portions of which are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1: BUSINESS
(dollars in millions)

GENERAL

Diebold Nixdorf, Incorporated (collectively with its subsidiaries, the Company) is a world leader in enabling Connected Commerce™. The Company automates, digitizes and transforms the way people bank and shop. As a partner to the majority of the world's top 100 financial institutions and top 25 global retailers, the Company's integrated solutions connect digital and physical channels conveniently, securely and efficiently for millions of consumers each day. The Company has a presence in more than 100 countries with approximately 22,000 employees worldwide.

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

DN Now Transformation Activities

The multi-year transformation program called DN Now that focused on customers while improving operational excellence culminated in the fourth quarter of 2021. Commensurate with its strategy, key activities included:

•transitioning to a streamlined and customer-centric operating model;
•implementing a services modernization plan which focused on upgrading certain customer touchpoints, automating incident reporting and response, and standardizing service offerings and internal processes;
•streamlining the product range of automated teller machines (ATMs) and manufacturing footprint;
•improving working capital management through greater focus and efficiency of payables, receivables and inventory;
•reducing administrative expenses, including finance, information technology (IT) and real estate;
•increasing sales productivity through improved coverage and compensation arrangements;
•standardizing back-office processes to automate reporting and better manage risks; and
•optimizing the portfolio of businesses to improve overall profitability.

CONNECTED COMMERCE SOLUTIONS™

The Company offers a broad portfolio of solutions designed to automate, digitize and transform the way people bank and shop. As a result, the Company’s operating structure is focused on its two customer segments — Banking and Retail. Leveraging a broad portfolio of solutions, the Company offers customers the flexibility to purchase combinations of services, software and products that drive the most value to their business.

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

Banking Services

Services represents the largest operational component of the Company and includes product-related services, implementation services and managed services. Product-related services incidents are managed through remote service capabilities or an on-site visit. The portfolio includes contracted maintenance, preventive maintenance, “on-demand” maintenance and total implementation services. Implementation services help our customers effectively respond to changing customer demands and includes scalable solutions based on globally standardized processes and tools, a single point of contact and reliable local expertise. Managed services and outsourcing consists of managing the end-to-end business processes and technology integration. Our integrated business solutions include self-service fleet management, branch life-cycle management and ATM as-a-service capabilities.

In 2020, the Company launched the AllConnectSM Data Engine (ACDE), which enables a more data-driven and predictive approach to services. As of December 31, 2021, more than 150,000 ATMs were connected to ACDE. As the number of connected devices increases, the Company expects to benefit from more efficient and cost-effective operations.

Banking Products

The banking portfolio of products consists of cash recyclers and dispensers, intelligent deposit terminals, teller automation and kiosk technologies. As financial institutions seek to expand their self-service transaction set and reduce operating costs by shrinking their physical branch footprint, the Company offers the DN Series™ family of self-service solutions.

DN Series is the culmination of several years of investment in consumer research, design and engineering resources. Key benefits and features of DN Series include:

•superior availability and performance;
•next-generation cash recycling technology;
•full integration with the DN Vynamic™ software suite;
•a modular and upgradeable design which enables customers to respond more quickly to changing customer demands;
•higher note capacity and processing power;
•improved security safeguards to protect customers against emerging physical, data and cyber threats;
~~•~~physical footprint as much as 40% less vs. competing ATMs in certain models;
•made of recycled and recyclable materials and is 25% lighter than most traditional ATMs, reducing CO2 emissions both in the manufacturing and transportation of components and terminals;
•uses LED technology and highly efficient electrical systems, resulting in up to 50% power savings versus traditional ATMs; and
•increased branding options for financial institutions.

Banking Software

The Company’s software encompasses digital solutions that enhance consumer-facing offerings, as well as back-end platforms which manage transactions, operations and channel integration. These software applications facilitate millions of transactions via ATMs, kiosks, and other self-service devices, as well as via online and mobile digital channels.

The Company's DN Vynamic software is the first end-to-end Connected Commerce software portfolio in the banking marketplace designed to simplify and enhance the consumer experience. This platform is cloud-native, provides new capabilities and supports advanced transactions via open application program interface (API). In addition, the Company’s software suite simplifies operations by eliminating the traditional focus on internal silos and enabling inter-connected partnerships between financial institutions and payment providers. Through its open approach, DN Vynamic brings together legacy systems, enabling new levels of connectivity, integration, and interoperability. The Company’s software suite provides a shared analytic and transaction engine. The DN Vynamic platform can generate new insights to enhance operations; prioritizing consumer preferences rather than technology.

An important enabler of the Company’s software offerings is the professional service employees who provide systems integration, customization, project management and consulting. This team collaborates with customers to refine the end-user experience, improve business processes, refine existing staffing models and deploy technology to automate both branches and stores.

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

In 2021, the Company announced it entered the electric vehicle (EV) charging station services business, a promising and rapidly growing market with a customer profile potentially comparable to the existing retail business. Our global services capability, including our technicians, our skills in global spare parts logistics management, and multi-lingual help desks have initially resonated with market participants who own public charging stations.

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

COMPETITION

The Company competes with global, regional and local competitors to provide technology solutions for financial institutions and retailers. The Company differentiates its offerings by providing a wide range of innovative solutions that leverage innovations in advanced security, biometric authentication, mobile connectivity, contactless transactions, cloud computing and Internet of Things. Based upon independent industry surveys from Retail Banking Research (RBR), the Company is a leading service provider and manufacturer of self-service solutions across the globe.

Competitors in the self-service banking market include NCR, Nautilus Hyosung, GRG Banking Equipment, Glory Global Solutions, Oki Data and Triton Systems, as well as a number of local manufacturing and service providers such as Fujitsu and Hitachi-Omron in Asia Pacific (AP); Hantle/GenMega in North America (NA); KEBA in Europe, Middle East and Africa (EMEA); and Perto in Latin America (LA).

In certain countries, the Company sells to and/or competes with independent ATM deployers, such as Payment Alliance International and Euronet, that primarily operate in the non-bank retail market.

In the retail market, the Company helps retailers transform their stores to a consumer-centric approach by providing POS, automated SCO solutions, cash management, software and services. The Company competes with some of the key players highlighted above plus other technology firms such as Toshiba and Fujitsu, and specialized software players such as GK Software, Oracle, Aptos and PCMS. Many retailers also work with proprietary software solutions.

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

OPERATIONS

The Company’s operating results and the amount and timing of revenue are affected by numerous factors, including supply chain, production schedules, customer priorities, sales volume and mix. During the past several years, the Company has honed its offerings to become a total solutions provider with a focus on Connected Commerce. As a result of the emphasis on services and software, the nature of the Company's workforce is changing and requires new skill sets in areas such as:

•advanced security and compliance measures;
•advanced sensors;
•Internet of Things;
•modern field services operations;
•cloud computing;
•analytics; and
•as-a-service expertise.

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

Employee Profile

As of December 31, 2021, we employed approximately 22,000 associates globally in more than 100 countries.

Culture

We govern our actions by our shared values: Accountability, Collaboration, Decisiveness, a Sense of Urgency and a Willingness to Change. Additionally, we have a CARE Council, which stands for Considerate, Aware, Responsible and Empathetic – four behaviors we expect all employees to model on a daily basis. Together, our values and CARE Council help employees feel appreciated, involved, connected and supported, and that they have equal opportunity to succeed. We continue to drive our cultural evolution through our diversity and inclusion programs, employee resource groups, robust internal communications and performance management process.

Diversity and Inclusion

The Company is committed to establishing a culture of diversity and inclusion where everyone is accepted, valued, supported and encouraged to thrive. We value the different perspectives and solutions our communities bring to the Company, and we believe these perspectives have a positive impact on how we innovate and grow. Our expectation is that our diversity and inclusion program will guide improvements in our culture - specifically, recruiting, training, policies and reporting, leader expectations, and benefits. In 2021, we launched new employee resource groups, including Women in the Workplace and Multi-Cultural. We are continuing to enhance our diversity and inclusion initiatives, in conjunction with our CARE Council, to recruit, retain and promote a diverse workforce. These efforts will not only promote innovation and growth but will also strengthen our relationships with customers spanning more than 100 countries with diverse cultural, gender, racial and other profiles.

Employee Engagement

We have invested in our internal communications resources to better engage our employees. We have an internal intranet, called The Exchange, to keep employees informed about key changes to our business, new product launches and progress on strategic initiatives.

Talent

To maintain a competitive workforce, the Company is evolving and enhancing how we train, identify and promote key talent. Additionally, the Company has continually improved and standardized our employee review process – encouraging regular performance reviews and feedback that will set clear expectations, motivate employees and reinforce the connection between pay and performance. In 2021, we expanded our global talent review program for talent development and succession planning to go deeper into our organization below senior leadership roles.

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

Additionally, since the global outbreak of COVID-19, we have continued to evaluate and enhance our health, safety, and wellness protocols. Our designation as an essential service provider in numerous locations around the world required us to respond and address health and safety issues in real time. We have addressed these challenges with the following measures:

•implementing our comprehensive Pandemic Response Plan to ensure the continuity of our operations while protecting the health and safety of our people;
•restricting all non-critical travel and implementing mandatory Work-from-Home arrangements for employees in affected areas;
•instituting new safety and cautionary procedures for front-line employees to ensure their safety;
•providing sanitizing materials and guidance for working in common work areas;
•tracking employees with COVID-19, performing contact tracing and requiring employees to comply with quarantining requirements;
•sanitizing our production facilities and issuing stringent guidance on prohibiting unnecessary visitors and contractors from entering our manufacturing facilities; and
•establishing/adhering to stringent hygiene protocols, including handwashing, no admittance by anyone exhibiting cold or flu-like symptoms, temperature checks and social distancing to the fullest extent possible.

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

PRODUCT BACKLOG

The Company's product backlog was $1,087 and $981 as of December 31, 2021 and 2020, respectively. The backlog generally includes orders estimated or projected to be shipped or installed within 18 months. Although the Company believes the orders included in the backlog are firm and are sometimes paid in advance, some orders may be canceled by customers without penalty, and the Company may elect to permit cancellation of orders without penalty where management believes it is in the Company's best interests to do so. Historically, the Company has not experienced significant cancellations within its product backlog. Additionally, over 50 percent of the Company's revenues are derived from its service business, for which backlog information is not measured. Therefore, the Company does not believe that its product backlog, as of any particular date, is necessarily indicative of revenues for any future period.

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

ITEM 1A: RISK FACTORS
(dollars and euros in millions, except for per share values)

The following are certain risk factors that could affect the Company’s business, financial condition, operating results and cash flows. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this annual report on Form 10-K because they could cause actual results to differ materially from those expressed in any forward-looking statement. The risk factors highlighted below are not the only ones the Company faces. Although the risks are organized by headings, and each risk is discussed separately, many are interrelated. Readers should not interpret the disclosure of any risk factor to imply that the risk has not already materialized. If any of these events actually occur, the Company's business, financial condition, operating results or cash flows could be negatively affected.

The Company cautions the reader to keep these risk factors in mind and refrain from attributing undue certainty to any forward-looking statements, which speak only as of the date of this annual report on Form 10-K.

Strategic and Operational Risks.

The COVID-19 pandemic creates uncertainty and could have a material adverse impact on our business. While the COVID-19 pandemic has adversely affected our operations and financial results, our business has demonstrated a certain degree of resiliency in the COVID-19 pandemic given our work as an essential service provider to banks and essential retailers. Nonetheless, known or unexpected risks or developments related to the pandemic could have a material and adverse impact on our business, financial position and results of operations. If conditions worsen, resulting in additional or unexpected challenges, the COVID-19 pandemic could materially and negatively impact one or more of the following aspects of our business: our global supply chain, including our ability to maintain adequate component supply; transportation and shipping; our manufacturing facilities; our service technicians in the field; our employees working remotely or in our offices; and the businesses of our customers. Additionally, any worsening of the pandemic, including as a result of new variants, could cause additional and material delays in installations, certifications or other time-sensitive aspects of our business. As we cannot predict the duration or scope of the COVID-19 pandemic, the continuing negative impact to our financial position, results of operations and cash flows cannot be reasonably estimated, but could be material.

While the Company has achieved significant savings from its DN Now initiatives, these savings may not be sustainable, which may adversely affect its operating results and cash flow. The Company’s DN Now initiatives consisted of a number of work streams designed to improve operational efficiency and sustainably increase profits and cash flows. Although the Company has achieved a substantial amount of annual cost savings associated with the DN Now initiatives through 2021, it may be unable to sustain the annual cost savings from the work streams that it has previously implemented. and its results of operations and cash flows may be adversely affected.

New service and product developments may be unsuccessful. The Company is constantly looking to develop new services and products that complement or leverage its core competencies and expand its business potential. For example, the Company launched its DN Series banking solutions portfolio in 2019, its DN Series EASY family of retail checkout solutions in 2020, and EV charging stations services in 2021. The Company makes significant investments in service and product technologies and anticipates expending significant resources for new cloud software, digitally enabled services and product development over the next several years. There can be no assurance that the Company’s service and product development efforts will be successful, that the roll out of any new services and products will be timely, that the customer certification process for any new products will be completed on the anticipated timeline, that it will be able to successfully market these services and products, or that margins generated from sales of these services and products will recover costs of development efforts.

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

The Company’s actual or perceived failure to comply with increasing and increasingly stringent laws, regulations and contractual obligations relating to privacy, data protection and information security could harm its reputation, subject the Company to significant fines and liability or loss of business, and decrease demand for the Company’s services. The Company and its customers are subject to privacy, data protection, and information security laws and regulations (“Data Protection Laws”) in the United States and in jurisdictions around the globe that restrict the collection, use, disclosure, transfer and processing of personal data, including financial data. For example, the Company and its customers are subject to the European Union General Data Protection Regulation (“GDPR”), the U.K. General Data Protection Regulation, the California Consumer Privacy Act (“CCPA”), and the Brazilian Lei Geral de Proteção de Dados. Costs to comply with these Data Protection Laws are significant. Failure to comply with these laws could result in material legal exposure and business impact, including the loss of customers and decreased demand for our products and services. The GDPR, for example, imposes onerous accountability obligations on companies, with penalties for non-compliance of up to the greater of €20 and four percent of annual global revenue. The GDPR, and other Data Protection Laws, also grant corrective powers to supervisory authorities, including the ability to impose a limit on processing personal data or ability to order companies to cease operations.

The Data Protection Laws are part of an evolving global data protection landscape in which the number, complexity, requirements, and consequences of non-compliance with these laws are increasing. This landscape includes legislative proposals recently adopted or currently pending in the United States, at both the federal and state levels (including by banking agencies), as well as in other jurisdictions, implementing new or additional requirements for data protection that could increase compliance costs, the cost and complexity of delivering our services, and significantly affect our business. Additionally, the interpretation and application of new data protection laws and regulations in many cases is uncertain, and our legal and regulatory obligations in such jurisdictions are subject to frequent and unexpected changes, including the potential for various regulatory or other governmental bodies to enact new or additional laws or regulations, to issue rulings that invalidate prior laws or regulations, or to increase penalties significantly. Complying with these evolving and varying standards, and implementing the required operational changes as a result of such standards, could require significant expense and effort and may require us to change our business practices or the functionality of our products and services in a manner adverse to our customers and our business. In addition, violations of these laws can result in governmental investigations, significant fines, penalties, claims by regulators or other third parties, imposition of limits on the processing of data, and damage to our brand and business.

Like other global companies, to conduct its operations, the Company transfers data across international borders. Transferring personal data across international borders is complex and subject to legal and regulatory requirements. In many cases, the laws and regulations governing such transfers apply not only to transfers between unrelated third parties but also to transfers between the Company and its subsidiaries. There is also active litigation and enforcement with respect to data transfers in a number of jurisdictions around the world, each of which could have an adverse impact on our ability to process and transfer personal data as part of our business operations. Some countries have also enacted or are enacting data localization laws that prohibit or significantly restrict the transfer of data out of the country. Developments related to cross-border transfers, including the Court of Justice July 2020 ruling in the “Schrems II” case as well as related guidance from the European Data Protection Board, have resulted in some changes to the way we provide our services in the European Union and conduct our business, and could expose us to potential sanctions and fines for non-compliance. If we cannot transfer data from some jurisdictions or implement valid mechanisms for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, injunctions against processing or transferring personal data from Europe or elsewhere, and require us to increase our personal data processing capabilities in the Europe Union and/or elsewhere at significant expense.

In addition to our legal obligations, our contractual obligations relating to privacy, data protection and information security have become increasingly prevalent and stringent due to changes in laws and regulations, including the development related to cross-border transfers, as well as the heightened regulatory requirements in the financial services industry. Certain Data Protection Laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. If we are unable to comply with our contractual obligations, this could impact our reputation and result in liabilities and loss of business.

Risks Related to Our Indebtedness.

The Company may not be able to generate sufficient cash to service or may not be able to refinance its indebtedness and may be forced to take other actions to satisfy its obligations under its indebtedness, which may not be successful. The Company's ability to make scheduled payments or refinance its debt obligations depends on its financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond its control. The Company may be unable to maintain a level of cash flows from operating activities sufficient to permit the payment of principal, premium, if any, and interest, on its indebtedness.

If the Company's cash flows and capital resources are insufficient to fund its debt service obligations, the Company could face substantial liquidity issues and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance its indebtedness. The Company may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow the Company to meet its scheduled debt service obligations. In addition, the terms of the Company's existing or future debt arrangements may restrict it from effecting any of these alternatives.

The Company expects to refinance all or a substantial portion of its existing indebtedness at or prior to maturity. Any disruption to the capital markets, or change in the financial condition of the Company, could make it more difficult and expensive for the Company to refinance on commercially reasonable terms or at all.

The terms of the credit agreement (the Credit Agreement) governing the Company's revolving credit facility (the Revolving Facility) and term loans and the indentures governing the Company's senior secured and unsecured notes (the Indentures) restrict its current and future operations, particularly its ability to respond to changes or to take certain actions. The Credit Agreement and the Indentures contain a number of restrictive covenants that impose significant operating and financial restrictions on the Company and may limit its ability to engage in acts that may be in its long-term best interest, including restrictions on its ability to:

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

In addition, the restrictive covenants in the Credit Agreement require the Company to maintain specified financial ratios and satisfy other financial conditions. Although the Company entered into an amendment to the Credit Agreement in March 2022 to, among other things, revise certain of its financial covenants, the Company’s ability to meet the financial ratios and tests can be affected by events beyond its control, and it may be unable to meet them.

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

The interest rates of certain debt instruments are priced using a spread over the London interbank offered rate (LIBOR) and Euro interbank offered rate (EURIBOR). LIBOR and EURIBOR are the basic rates of interest used in lending between banks on the London interbank market and EURO interbank market, and are widely used as a reference for setting the interest rate on loans globally. LIBOR and EURIBOR are the reference rates used with respect to the term loans and Revolving Facility under the Credit Agreement. The ICE Benchmark Administration Limited (ICE) ceased calculating and publishing certain USD LIBOR tenors on December 31, 2021. ICE has also announced that it will cease calculating and publishing all remaining USD LIBOR tenors on June 30, 2023. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after such end dates, and there is considerable uncertainty regarding the publication or representativeness of LIBOR beyond such end dates. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is seeking to replace USD LIBOR with a newly created index (the secured overnight financing rate, or SOFR), calculated based on repurchase agreements booked by treasury securities. The Credit Agreement contains fallback provisions that would apply if the reference rates used thereunder were unavailable. Nevertheless, at this time, it is not possible to predict the effect that any discontinuance, modification or other reforms to LIBOR or any other reference rate, or the establishment of alternative reference rates, may have on LIBOR or other benchmarks, including LIBOR-based borrowings under the term loans and Revolving Facility under the Credit Agreement. Furthermore, the use of alternative reference rates or other reforms could cause the market value of, the applicable interest rate on and the amount of interest paid on our benchmark-based borrowings to be materially different than expected and could materially adversely impact our ability to refinance such borrowings or raise future indebtedness on a cost-effective basis.

Workforce Operations Risks.

An inability to attract, retain and motivate key employees could harm current and future operations. In order to be successful, the Company must attract, retain and motivate executives and other key employees, including those in managerial, professional, administrative, technical, sales, marketing and IT support positions. It also must keep employees focused on its strategies and goals. Hiring and retaining qualified executives, engineers and qualified sales representatives are critical to its future, and competition for experienced employees in these areas can be intense. In addition, we have seen a decline in the qualified labor applicant pool since the start of the COVID-19 pandemic and increased competition for qualified labor. The failure to hire or loss of key employees could have a significant impact on the Company’s operations.

Risks Related to Reliance on Performance of Third Parties.

The Company’s ability to deliver products that satisfy customer requirements is dependent on the performance of its subcontractors and suppliers, as well as on the availability of raw materials and other components. The Company relies on other companies, including subcontractors and suppliers, to provide and produce raw materials, integrated components and sub-assemblies and production commodities included in, or used in the production of, its products. If one or more of the Company's subcontractors or suppliers experiences delivery delays or other performance problems, it may be unable to meet commitments to its customers or incur additional costs. In some instances, the Company depends upon a single source of supply. Any service disruption from one of these suppliers, either due to circumstances beyond the supplier’s control, such as geo-political developments or public health concerns (including viral outbreaks, such as COVID-19), or as a result of performance problems or financial difficulties, could have a material adverse effect on the Company's ability to meet commitments to its customers or increase its operating costs. At present, the overall impact of the COVID-19 pandemic is difficult to predict, but it may have a material adverse impact on the Company’s overall business, financial condition and results of operations, in particular if COVID-19 infection rates resurge in other countries and regions, including as a result of new variants.

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

Risks Related to Acquisitions, Divestitures and Alliances.

The Company may not be successful executing potential acquisitions, investments or partnerships, or divestitures. As the Company’s financial performance improves, it may evaluate and consider acquisitions, investments or partnerships in companies, products, services and technologies, which could support the Company’s strategy and growth. Acquisitions, investments and partnerships inherently involve risks, which may include: the risk of integrating business operations, cultures, retaining key personnel and maintaining appropriate systems and controls; the potential for unknown liabilities; the possibility that acquisitions, investments or partnerships may not yield the targeted financial or strategic benefits to the Company. Furthermore, the Company has, from time-to-time, been divesting certain non-core and/or non-accretive businesses to, among other things, simplify its business and reduce its debt. However, there can be no assurance that it will be successful in selling all or further such any assets. It may incur substantial expenses associated with identifying and evaluating potential sales. The process of exploring any sales may be time consuming and disruptive to its business operations, and if it is unable to effectively manage the process, its business, financial condition and results of operations could be adversely affected. It also cannot assure that any potential sale, if consummated, will prove to be beneficial to its shareholders. Any potential sale would be dependent upon a number of factors that may be beyond the Company’s control, including, among other factors, market conditions, industry trends, the interest of third parties in the assets and the availability of financing to potential buyers on reasonable terms.

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

In both appraisal proceedings, a court ruling would apply to all Diebold Nixdorf AG shares outstanding at the time when the DPLTA or the merger squeeze-out, respectively, became effective. Any cash compensation received by former Diebold Nixdorf AG shareholders in connection with the merger squeeze-out would be netted with any higher cash compensation such shareholder may still claim in connection with the DPLTA appraisal proceeding. While the Company believes that the compensation offered in connection with the DPLTA and the merger squeeze-out was in both cases fair, it notes that German courts often adjudicate increases of the cash compensation to plaintiffs in varying amounts in connection with German appraisal proceedings. Therefore, the Company cannot rule out that the first instance court or an appellate court may increase the cash compensation also in these appraisal proceedings. The Company, however, is convinced that its defense in both appraisal proceedings is supported by strong sets of facts and the Company vigorously defends itself in these matters.

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

As of December 31, 2021, the Company had $743.6 of goodwill. The techniques used in its qualitative and quantitative assessment and goodwill impairment tests incorporate a number of estimates and assumptions that are subject to change. Although the Company believes these estimates and assumptions are reasonable and reflect market conditions forecast at the assessment date, any changes to these assumptions and estimates due to market conditions or otherwise may lead to an outcome where impairment charges would be required in future periods.

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

Additionally, some merchants offer free cash back at the POS for customers that utilize debit cards for their purchases, thus providing an additional incentive for consumers to use these cards. The continued growth in electronic payment methods could result in a reduced need for cash in the marketplace and ultimately, a decline in the usage of ATMs. New payment technology and adoption of mobile payment technology, digital currencies such as Bitcoin, or other new payment method preferences by consumers could further reduce the general population's need or demand for cash and negatively impact sales of ATMs and selected products, services and software.

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

Increased energy, raw material and labor costs could reduce the Company's operating results. Energy prices, particularly petroleum prices, and raw materials (e.g., steel) are cost drivers for the Company's business. In recent years, the price of petroleum has been highly volatile, particularly due to the unstable political conditions in the Middle East and increasing international demand from emerging markets. The current high inflation environment may have also led to increased energy and oil prices. During his campaign, President Biden stated his intent to reverse U.S. climate change policy and in one of his first actions after taking office, signed an executive order recommitting the United States to the Paris Agreement. New legislation and regulations designed to implement this shift in U.S. climate change strategy, such as President Biden’s proposed ban of new oil and gas production activities on public lands and properties, could cause fuel and electricity prices to increase. Price increases in fuel and electricity costs, such as those increases that may occur from climate change legislation or other environmental mandates, may continue to increase cost of operations and effect the Company’s ability to operate in specific markets. Any increase in the costs of energy would also increase the Company's transportation costs.

The primary raw materials in the Company's services, software and systems solutions are steel, plastics, and electronic parts and components. The majority of raw materials are purchased from various local, regional and global suppliers pursuant to supply contracts. However, the price of these materials can fluctuate under these contracts in tandem with the pricing of raw materials, which are increasing due to inflationary pressures. Current price increases in steel and resin are being mitigated by long-term contracts and joint work with suppliers on general productivity improvement and supply chain optimization. Most supplier agreements include long-term productivity improvements that serve as the basis for absorbing the potential raw materials increases.

The Company cannot assure that its labor costs going forward will remain competitive or will not increase, including as a result of the current high inflation environment and the competitive environment for labor. In the future, the Company's labor agreements may be amended, or become amendable, and new agreements could have terms with higher labor costs. In addition, labor costs may increase in connection with the Company's growth. The Company may also become subject to collective bargaining agreements in the future in the event that non-unionized workers may unionize.

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

Risks Related to Our Multi-National Business Operations.

Because the Company's operations are conducted worldwide, they are affected by risks of doing business abroad. The Company generates a significant percentage of revenue from operations conducted outside the U.S. Revenue from international operations amounted to approximately 77.1 percent in 2021, 75.0 percent in 2020, and 76.8 percent in 2019 of total revenue during these respective years.

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

The U.S. government may renegotiate, or potentially terminate, existing bilateral or multi-lateral trade agreements and treaties with foreign countries, including countries such as China. The Company manufactures a substantial amount of its products in China. Additional tariffs may cause the Company to increase prices to its customers, which may reduce demand, or, if it is unable to increase prices, result in lowering its margin on products sold. Furthermore, the Company’s global operations, including in China and Russia, subject it to sanctions laws in the countries where it trades and to U.S. sanctions. The Company's operations in Russia have been affected by sanctions by a number of governments on the Russian financial sector, including the United States, the European Union, and the United Kingdom. These sanctions may have the effect of disrupting the Company's collection of outstanding accounts receivable and ability to generate revenue in Russia. Based on the projected affect of these sanctions or the imposition of additional sanctions, this impact on operations may require the Company to reduce or exit its business in Russia or another country. Any reduction or exit of our business could result in changes, which could be material.

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

We may be exposed to certain regulatory and financial risks related to climate change. Growing concerns about climate change may result in the imposition of additional regulations or restrictions to which we may become subject. A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to climate change, including regulating greenhouse gas emissions. The outcome of new legislation or regulation in the U.S. and other jurisdictions in which we operate may result in new or additional requirements, additional charges to fund energy efficiency activities, and fees or restrictions on certain activities. Compliance with these climate change initiatives may also result in additional costs to us, including, among other things, increased production costs, additional taxes, reduced emission allowances or additional restrictions on production or operations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Even without such regulation, increased public awareness and adverse publicity about potential impacts on climate change emanating from us or our industry could harm us.

We may not be able to recover the cost of compliance with new or more stringent laws and regulations, which could adversely affect our results of operations, financial position or cash flows.

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

Economic conditions and regulatory changes leading up to and following the United Kingdom's (U.K.) exit from the EU could have a material adverse effect on the Company's business and results of operations. The U.K.’s exit from the EU (Brexit) and the resulting significant change to the U.K.’s relationship with the EU and with countries outside the EU (and the laws, regulations and trade deals impacting business conducted between them) could disrupt the overall economic growth or stability of the U.K. and the EU and negatively impact the Company’s European operations. The U.K. and the EU have entered into a free trade agreement that now governs the U.K.’s relationship with the EU. While the U.K. and the EU can generally continue to trade with each other without the imposition of tariffs for imports and exports, there are new customs requirements that require additional documentation and data, and there are also new controls on the movement and reporting of goods. Although we have not experienced any material disruption in our business as a result of Brexit, we do not know the extent to which Brexit and the free trade agreement will ultimately impact the business and regulatory environment in the U.K., the rest of the EU or other countries, although it is possible there will be tighter controls and administrative requirements for imports and exports between the U.K. and the EU or other countries, as well as increased regulatory complexities. Any of these factors could adversely impact customer demand, our relationships with customers and suppliers and our results of operations.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

As of December 31, 2021, the Company operates a real estate footprint of approximately 1,500,000 square feet and has realized a sustainable and significant reduction from approximately 2,100,000 square feet since 2020. Since 2018, the Company reduced its operating real estate footprint nearly 50 percent. Included in the real estate footprint reduction is the transition of the Company’s corporate operations from North Canton, Ohio to a leased facility in Hudson, Ohio, a co-workspace with multiple private meeting areas.

Further, the Company owns or leases and operates selling, service and administrative properties across the Americas, EMEA and Asia Pacific. The Company also owns or leases and operates manufacturing facilities in North Canton, Ohio, Manaus, Brazil and Paderborn, Germany. Generally, the global properties are utilized by the Company’s Eurasia Banking, Americas Banking and Retail segments. The Company continues to develop key software delivery hubs in Atlanta, Georgia, Katowice, Poland, and Mumbai, India.

The Company considers that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Company's business.

ITEM 3: LEGAL PROCEEDINGS

The information required for this Item is incorporated herein by reference to Note 20: Commitments and Contingencies—Indirect Tax Contingencies and Note 20: Commitments and Contingencies—Legal Contingencies.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common shares of the Company are listed on the New York Stock Exchange with a symbol of “DBD.”

There were 34,587 shareholders of the Company at December 31, 2021, which includes an estimated number of shareholders who had shares held in their accounts by banks, brokers, and trustees for benefit plans and the agent for the dividend reinvestment plan.

Information concerning the Company’s share repurchases made during the fourth quarter of 2021 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
October	—	$—	—	2,426,177
November	1,040	$9.76	—	2,426,177
December	—	$—	—	2,426,177
Total	1,040	$9.76	—

(1)All shares were surrendered or deemed surrendered to the Company in connection with the Company’s stock-based compensation plans.

(2)The total number of shares repurchased as part of the publicly announced share repurchase plan was 13,450,772 as of December 31, 2021. The plan was approved by the Board of Directors in April 1997. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. The plan has no expiration date. The following table provides a summary of Board of Director approvals to repurchase the Company's outstanding common shares:

Total Number of Shares Approved for Repurchase
1997	2,000,000
2004	2,000,000
2005	6,000,000
2007	2,000,000
2011	1,876,949
2012	2,000,000
15,876,949

PERFORMANCE GRAPH

The graph below compares the cumulative five-year total return provided to shareholders on the Company's common shares relative to the cumulative total returns of the S&P 500 index, the S&P Midcap 400 index and two customized peer groups, whose individual companies are listed in footnotes 1 and 2 below. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in the Company's common shares, in each index and in each of the peer groups on December 31, 2016 and its relative performance is tracked through December 31, 2021.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Diebold, Inc., the S&P 500 Index, the S&P Midcap 400 Index,
2019 Peer Group , 2020 Peer Groupand 2021 Peer Group

$250
$200
$150
$100
$50
$0
12/16
12/17
12/18
12/19
12/20
12/21
Diebold Nixdorf, Inc.
S&P 500
S&P Midcap 400
2019 Peer Group
2020 Peer Group
2021 Peer Group

*$100 invested on 12/31/16 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Source: FactSet

The Compensation Committee of the Company's Board of Directors annually reviews and approves the selection of peer group companies, adjusting the group from time to time based on changes in the Company's industry and the Company’s operations, the current peer group and the comparability of our peer group companies.
1.There are seventeen companies included in the Company's 2021 peer group, which are: ACI Worldwide, Alliance Data Systems Corp., Benchmark Electronics Inc., Broadridge Financial Solutions Inc., Ciena Corporation, Euronet Worldwide Inc., Juniper Networks Inc., Logitech International SA, NCR Corp., Netapp Inc., Pitney Bowes Inc., Sabre Corp., Sanmina Corp., The Brink's Company, Unisys Corp., Western Union Co. and Zebra Technologies Corp.
2.There are fifteen companies included in the Company's 2020 peer group, which are: Alliance Data Systems Corp., Benchmark Electronics Inc., Broadridge Financial Solutions Inc., Ciena Corporation, Euronet Worldwide Inc., Juniper Networks Inc., Logitech International SA, NCR Corp., Netapp Inc., Pitney Bowes Inc., Sabre Corp., Sanmina Corp., Unisys Corp., Western Union Co. and Zebra Technologies Corp.

ITEM 6: [RESERVED]

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2021
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
•timing of system upgrades and/or replacement cycles for ATMs, POS and SCO;
•demand for software products and professional services;
•demand for security products and services for the financial, retail and commercial sectors; and
•demand for innovative technology in connection with the Company's Connected Commerce strategy.

The following discussion should be read in conjunction with the consolidated financial statements and the accompanying notes that appear elsewhere in this annual report on Form 10-K.

COVID-19 Impact

The Company continues to deliver high service levels to customers, even in hard-hit areas around the world, and received positive feedback from customers, including critical infrastructure providers, such as supermarkets and financial institutions, as to how effectively it has responded to the pandemic.

The Company continues to focus on the stability of its suppliers and supply chain to prepare for any potential difficulties stemming from the pandemic. In 2021, the Company faced unprecedented challenges brought on by the second year of the pandemic. Supply chain disruption, whether it be access to critical raw material components, such as semiconductor chips, or freight lead times and availability, negatively affected virtually every business in some form – Diebold Nixdorf included. The Company’s 2021 financial performance was heavily impacted by longer lead times – both inbound and outbound – as well as non-billable inflationary pressures associated with these headwinds. While the Company believes that many of these headwinds peaked in the second half of 2021, its expectation is that there will not be a material improvement in raw material and freight costs through the end of the third quarter of 2022. We look forward to moving past the global macroeconomic challenges we have faced over the past two years by utilizing various mitigation strategies (e.g., supply chain optimization and price increases) to deliver for our customers and shareholders. We believe the Company is well-positioned to capitalize on the strong demand for our products and solutions as customers continue to desire our market leading devices, services and software, as the market moves toward a self-service automation focus driven by the changed behavior of consumers.

Given the measure of uncertainty surrounding the COVID-19 pandemic and the impacts it may have on our business and the businesses of our customers and suppliers, the possible resurgence of COVID-19 infection rates, including as a result of new variants, and government actions in response thereto could disrupt our operations and our supply chain and materially adversely affect our business. Because the situation continues to evolve, we cannot reasonably estimate the ultimate impact to our business, results of operations, cash flows and financial position that the COVID-19 pandemic may have, but such impact could be material.

DN Now Transformation Activities

Commensurate with its strategy, in 2021, the Company completed the execution of its multi-year transformation program called DN Now. The Company’s DN Now initiatives consisted of a number of work streams designed to improve operational efficiency and sustainably increase profits and cash flows. The Company has achieved a substantial amount of annual cost savings associated with the DN Now initiatives. In connection with its DN Now initiatives, the Company incurred restructuring and transformation expenses, the most notable of which are severance accruals and third-party transformation fees, totaling $98.9 and $181.8 in 2021 and 2020, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2021
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
RESULTS OF OPERATIONS

This Results of Operations focuses on discussion of 2021 results as compared to 2020 results. For discussion of 2020 results as compared to 2019 results, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021.

Net Sales

The following table represents information regarding our net sales for the years ended December 31:

				% Change in CC (1)	% of Total Net Sales for the Year Ended
	2021	2020	% Change		2021	2020
Segments
Eurasia Banking
Services	$758.0	$819.0	(7.4)	(10.2)	19.4	21.0
Products	595.8	612.1	(2.7)	(4.7)	15.3	15.7
Total Eurasia Banking	$1,353.8	$1,431.1	(5.4)	(7.9)	34.7	36.7

Americas Banking
Services	$923.2	$962.9	(4.1)	(4.1)	23.6	24.7
Products	434.1	456.5	(4.9)	(4.6)	11.2	11.7
Total Americas Banking	$1,357.3	$1,419.4	(4.4)	(4.2)	34.8	36.4

Retail
Services	$622.4	$582.6	6.8	2.6	15.9	14.9
Products	571.7	469.2	21.8	18.5	14.6	12.0
Total Retail	$1,194.1	$1,051.8	13.5	9.6	30.5	26.9

Total net sales	$3,905.2	$3,902.3	0.1	(1.8)	100.0	100.0
(1) The Company calculates constant currency (CC) by translating the prior-year period results at the current year exchange rate.

Net sales increased $2.9, or 0.1 percent, including a net favorable currency impact of $74.0 primarily related to the euro, resulting in a constant currency decrease of $71.1, $59.8 of which is attributable to divested businesses.

Segments

•Eurasia Banking net sales decreased $77.3, including a net favorable currency impact of $38.4 related primarily to the euro and divestitures of $44.8. Excluding the impact of currency and divestitures, net sales decreased $70.9 driven by unplanned reductions in installation activity, including delays resulting from global supply chain disruptions, non-recurrence of prior-year refresh projects and the Company's initiative to reduce low margin services contracts.

•Americas Banking net sales decreased $62.1, including a net unfavorable currency impact of $1.9 primarily related to the Brazilian real and divestitures of $9.6. Excluding currency and divestitures, net sales decreased $50.6 mostly from the postponement of installation activity into 2022 due to supply chain challenges. Also contributing to the reduction in revenue were large non-recurring 2020 product refresh projects in Canada, Mexico and on U.S. national accounts.

•Retail net sales increased $142.3, including a net favorable currency impact of $37.5 mostly related to the euro and offset by divestitures of $5.4. Excluding currency and divestitures, net sales increased $110.2 primarily from POS and SCO roll-outs in Europe and related software and professional services.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2021
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
Gross Profit and Gross Margin

The following table represents information regarding our gross profit and gross margin for the years ended December 31:

	2021	2020	$ Change	% Change
Gross profit - services	$726.3	$698.2	$28.1	4.0
Gross profit - products	317.1	336.8	(19.7)	(5.8)
Total gross profit	$1,043.4	$1,035.0	$8.4	0.8

Gross margin - services	31.5%	29.5%
Gross margin - products	19.8%	21.9%
Total gross margin	26.7%	26.5%

Services gross margin increased 200 basis points, or 100 basis points after excluding the impacts of non-routine and restructuring charges, which were $25.5 higher in the prior year, primarily as a result of 2020 being the final year of amortization from certain intangible assets established in purchase accounting of $7.5 and a non-recurring $25.5 prior year loss contract provision related to discontinuance of a service support platform. Excluding the impact of non-routine and restructuring expense, services gross margin increased 100 basis points due in part to sustainable savings brought about by the Company’s service modernization plan as well as exiting low margin maintenance contracts, and efficiency improvements from Software Excellence initiatives across all three segments.

Product gross margin decreased 210 basis points, or 300 basis points after excluding a $13.5 year-over-year reduction in non-routine and restructuring charges. Excluding the impact of non-routine and restructuring expense, product gross margin decreased 300 basis points due to higher logistics costs and raw material price inflation.

Operating Expenses

The following table represents information regarding our operating expenses for the years ended December 31:

	2021	2020	$ Change	% Change
Selling and administrative expense	$775.6	$858.6	$(83.0)	(9.7)
Research, development and engineering expense	126.3	133.4	(7.1)	(5.3)
Loss (gain) on sale of assets, net	3.1	11.5	(8.4)	(73.0)
Impairment of assets	1.3	7.5	(6.2)	(82.7)
Total operating expenses	$906.3	$1,011.0	$(104.7)	(10.4)

Selling and administrative expense decreased $83.0, or $8.3 excluding the impact of $74.7 of reduced non-routine and restructuring expenses. Non-routine and restructuring expenses decreased year-over-year due to the the DN Now transformation activities lessening in 2021 as the program reached its conclusion in the fourth quarter of 2021. The $8.3 reduction in selling and administrative expense, excluding the impact of non-routine and restructuring expenses, is the result of reduced incentive compensation.

Research, development and engineering expense decreased $7.1. Excluding the impact of non-recurring restructuring charges of $6.4 and non-recurring non-routine charges of $0.9, research, development and engineering expense remained flat year-over-year.

Net loss on sales of assets for 2021 was $3.1, primarily from the divestiture of the non-core German IT business. In 2020, the Company recorded a net loss on sale of assets of $11.5, primarily related to the divestitures of certain non-core operations in China, Brazil and Denmark, partially offset by a gain on sale of assets related primarily to the sale of Portavis GmbH, a retail business in Italy, and the Company's former headquarters building.

The Company recorded impairment charges of $1.3 in 2021 and $7.5 in 2020, which primarily relate to assets from non-core business being transferred to assets held for sale. The volume decreased in 2021 as the Company is reaching the completion of its initiative to divest non-core business interests.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2021
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
Operating Profit (Loss)

The following table represents information regarding our operating profit (loss) for the years ended December 31:

	2021	2020	$ Change	% Change
Operating profit (loss)	$137.1	$24.0	$113.1	471.3
Operating margin	3.5%	0.6%

Operating profit increased $113.1 compared to the prior year, which is almost entirely due to savings from reduced non-routine and restructuring charges related to the DN Now transformation, which lowered selling and administrative and research, development and engineering expenses. These charges lessened in 2021 as the Company began the transformation in the middle of 2018, reached its peak during 2019 and 2020, with the conclusion in the fourth quarter of 2021.

Other Income (Expense)

The following table represents information regarding our other income (expense) for the years ended December 31:

	2021	2020	$ Change	% Change
Interest income	$6.1	$6.8	$(0.7)	(10.3)
Interest expense	(195.3)	(292.7)	97.4	33.3
Foreign exchange loss, net	(2.0)	(14.4)	12.4	86.1
Miscellaneous, net	3.4	6.8	(3.4)	50.0
Other income (expense)	$(187.8)	$(293.5)	$105.7	36.0

Other income (expense) improved by $105.7, which is attributable to reductions in interest expense and foreign exchange loss. Interest expense decreased $97.4 due to nonrecurrence of a July 2020 make-whole premium and write-off of deferred debt issuance costs as a result of the repayment of a portion of the amounts outstanding under the Company's previous revolving and term loan credit agreement, with incremental savings from the pay down of debt and reduced interest rates. Foreign exchange loss, net, decreased $12.4 with no significant losses incurred in 2021.

Net Loss

The following table represents information regarding our income (loss), net of tax, for the years ended December 31:

	2021	2020	$ Change	% Change
Net loss	$(78.1)	$(267.8)	$189.7	70.8
Percent of net sales	(2.0)%	(6.9)%
Effective tax rate	(54.6)%	0.4%

Net loss saw an improvement of $189.7 primarily due to the reduction of loss before taxes resulting from the increase in operating profit and decrease in interest expense described above. The effective tax rate for 2021 was (54.6) percent. Tax expense items contributing to the 2021 and 2020 differences between the U.S. federal income tax rate included valuation allowances related to certain foreign and U.S. tax attributes for which realization does not meet the more likely than not criteria, U.S. tax on foreign income, withholding taxes, non-deductible expenses and other items. These items were partially offset by benefits related to settling certain open tax years in Germany and the U.S. and other changes to uncertain tax position accruals, non-taxable incentives, and other items.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2021
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
Segment Operating Profit Summary

The following tables represent information regarding the Company's operating profit by reporting segment. On a consolidated basis, and as shown in Note 22, segment operating profit decreased $41.3 in 2021 from the prior year, despite the $113.1 improvement to operating profit as presented on the consolidated statement of operations. The improvement in operating profit is primarily driven by a $82.9 reduction of DN Now restructuring and transformation expense and a $46.7 reduction in non-routine expenses, neither of which impact the segment results presented below.

Eurasia Banking:	2021	2020	$ Change	% Change
Net sales	$1,353.8	$1,431.1	$(77.3)	(5.4)
Segment operating profit	$110.4	$160.5	$(50.1)	(31.2)
Segment operating profit margin	8.2%	11.2%

Segment operating profit decreased $50.1 in 2021 compared to the prior year, due primarily to reductions in segment gross profit resulting from freight charges and inflationary pressures. Also contributing to the year-over-year decline are incremental spending in human resources and information technology, as well as the non-recurrence of one-time 2020 cost savings related to the COVID-19 pandemic.

Segment operating profit margin decreased 300 basis points mostly from the higher operating expense noted above.

Americas Banking:	2021	2020	$ Change	% Change
Net sales	$1,357.3	$1,419.4	$(62.1)	(4.4)
Segment operating profit	$146.4	$184.9	$(38.5)	(20.8)
Segment operating profit margin	10.8%	13.0%

Segment operating profit and segment operating profit margin decreased $38.5 and 220 basis points, respectively, which is entirely attributable to the reduction in gross profit resulting from decreased sales, and lower gross margin percentages as a result of increases in logistics costs as well as inflation of raw material pricing.

Retail:	2021	2020	$ Change	% Change
Net sales	$1,194.1	$1,051.8	$142.3	13.5
Segment operating profit	$114.3	$67.0	$47.3	70.6
Segment operating profit margin	9.6%	6.4%

Segment operating profit and segment operating profit margin increased $47.3 and 320 basis points, respectively, which is entirely attributable to the increase in gross profit resulting from higher sales of POS and SCO product and related professional services, which are high-margin offerings and drive an improvement in year-over-year solution mix.

LIQUIDITY AND CAPITAL RESOURCES

Capital resources are obtained from income retained in the business, borrowings under the Company’s senior notes, committed and uncommitted credit facilities and operating and capital leasing arrangements. Management expects that the Company’s capital resources will be sufficient to finance planned working capital needs, R&D activities, investments in facilities or equipment and required pension contributions for at least the next 12 months and for the foreseeable future thereafter. The Company had no restricted cash at December 31, 2021 and December 31, 2020. The Company has made acquisitions in the past and may make acquisitions in the future. Part of the Company's strategy is to optimize the business portfolio through divestitures and complementary acquisitions. The Company intends to finance any future acquisitions with cash and short-term investments, cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares.

The Company's total cash and cash availability as of December 31, 2021 and 2020 was as follows:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2021
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

	2021	2020
Cash and cash equivalents	$388.9	$324.5
Additional cash availability from:
Uncommitted lines of credit	27.5	41.1
Revolving credit facility	284.0	283.1
Short-term investments	34.3	37.2
Total cash and cash availability	$734.7	$685.9

The following table summarizes the results, excluding the impact of cash in businesses held for sale, of our consolidated statement of cash flows for the years ended December 31:

Net cash flow provided (used) by:	2021	2020	2019
Operating activities	$123.3	$18.0	$135.8
Investing activities	(49.2)	(82.6)	(6.8)
Financing activities	(3.6)	16.9	(215.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5.7)	(3.2)	(1.1)
Net decrease in cash, cash equivalents and restricted cash	$64.8	$(50.9)	$(87.6)

Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments impact reported cash flows. Net cash provided by operating activities was $123.3 for the year ended December 31, 2021, compared to $18.0 net cash provided by operating activities for the year ended December 31, 2020.

•Cash flows from operating activities during the year ended December 31, 2021 compared to the year ended December 31, 2020 were favorably impacted by a $189.7 reduction in net loss. Refer to "Results of Operations" discussed above for further discussion of the Company's net loss.

•The net aggregate of inventories and accounts payable was an increase in operating cash flow of $156.6 during the year ended December 31, 2021, compared to a reduction in operating cash flow of $(4.2) during the year ended December 31, 2020. The $160.8 change is primarily a result of strict discipline surrounding days payable outstanding, partially offset by an increase in raw materials due to longer lead times resulting from supply chain delays.

•The net aggregate of trade receivables and deferred revenue was an increase in operating cash flow of $7.3 during the year ended December 31, 2021, compared to an increase in operating cash flow of $0.5 in the year ended December 31, 2020. The $6.8 net change is primarily due to improved collections in 2021.

•The net aggregate of income taxes and deferred income taxes was a decrease in operating cash flow of $17.9 of during the year ended December 31, 2021, compared to an decrease in operating cash flow of $50.2 during the year ended December 31, 2020. Refer to Note 4: Income Taxes for additional discussion on income taxes.

•Restructuring resulted in net cash use of $25.4 in 2021, compared to net cash proceeds of $18.0 in 2020. This is a result of restructuring provisions being recorded in the prior year due to the identification of additional redundant jobs, while in 2021 there was a reduction of new accruals and an increase in severance payments made.

•Non-cash adjustments to net income were less in 2021 compared to 2020. Depreciation expense decreased from $73.7 to $46.4 as a result of consecutive years of reduced capital expenditures. Amortization of deferred financing costs decreased from $45.4 to $17.3 as a result of the July 2020 refinancing event, which also included debt prepayment costs of $67.2.

Investing Activities. Net cash used by investing activities was $49.2 for the year ended December 31, 2021 compared to net cash used by investing activities of $82.6 for the year ended December 31, 2020. The most significant driver of the $33.4 reduction in cash usage was the 2020 usage of $37.0 in divestiture activity, compared to $1.1 proceeds from divestitures in 2021. Capital expenditures decreased from $27.5 in 2020 to $20.2 in 2021 as the Company has reduced its real estate footprint and focused its non-working capital investments into the implementation of cloud-based software solutions, which are reported in operating activities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2021
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
The Company anticipates total capital expenditures and capitalized software development costs of approximately $55.0 in 2022 to be utilized for improvements to the Company's product line and investments in its infrastructure. Currently, the Company finances these investments primarily with funds provided by income retained in the business, borrowings under the Company's committed and uncommitted credit facilities, and operating and capital leasing arrangements.

Financing Activities. Net cash used by financing activities was $3.6 for the year ended December 31, 2021 compared to net cash provided by financing activities of $16.9 for the year ended 2020, a change of $20.5. Refer to Note 11: Debt for details of the Company's cash flows related to debt borrowings and repayments, most notably those in connection with the July 2020 refinancing event.

Specifically, on July 20, 2020, the Company issued approximately $1,100.0 aggregate principal amount of senior secured notes consisting of $700 aggregate principal amount of Diebold Nixdorf, Incorporated’s 9.375 percent Senior Secured Notes due 2025 and €350.0 aggregate principal amount of 9.000 percent Senior Secured Notes due 2025 issued by its wholly-owned subsidiary, Diebold Nixdorf, Dutch Holding B.V. (collectively, the 2025 Senior Secured Notes) in private offerings exempt from registration under the Securities Act of 1933 (the Securities Act). The net proceeds from the offerings, along with cash on hand, was used to repay a portion of the amounts outstanding under the Credit Agreement, including all amounts outstanding under the Term Loan A Facility and Term Loan A-1 Facility and $193.8 of revolving credit loans, including all of the revolving credit loans due in December 2020, as well as all related fees and expenses. On July 20, 2020, the Company also amended the Credit Agreement to, among other things, extend the maturity of $330.0 of its revolving credit commitments and revolving credit loans from April 30, 2022 to July 20, 2023 (and, effective as of July 20, 2020, the Company terminated its other revolving credit commitments under the Revolving Facility other than approximately $39.0 of revolving credit commitments that still mature April 30, 2022). The Company’s current capital structure includes no significant maturities until 2023.

Refer to Note 11: Debt for additional information regarding the Company's debt obligations. The Company paid cash for interest related to its debt of $175.1 and $138.1 for the years ended December 31, 2021 and 2020, respectively. The increase is related to timing of payments and not reflective of a year-over-year increase in interest expense. As defined by the Company's Credit Agreement, the ratio of net debt to trailing 12 months adjusted EBITDA was 4.6 times as of December 31, 2021. As of December 31, 2021, the Company was in compliance with the financial and other covenants in its debt agreements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2021
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
Contractual and Other Obligations. We have certain contractual obligations and commitments for general operating purposes. Refer to Note 11: Debt for scheduled maturities and interest rates of our long-term debt. Certain maturities are in the next three years, and as such, the Company is pursuing a significant refinancing of its borrowings, subject to certain limitations in its debt agreements and market conditions. The Company's leases support global staff via the use of office space, warehouses, vehicles and IT equipment and are discussed in additional detail within Note 16: Leases. Changes in our business needs, fluctuating interest rates, and other factors may result in actual payments differing from our estimates. We cannot provide certainty regarding the timing and amounts of these payments or our ability to refinance outstanding debt on favorable terms or at all. The Company’s material cash obligations include the following contractual and other obligations as of December 31, 2021:

		Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short-term uncommitted lines of credit (1)	$1.6	$1.6	$—	$—	$—
Long-term debt	2,327.9	45.7	1,183.8	1,098.4	—
Interest on debt (2)	485.3	159.7	274.9	50.7	—
Minimum lease obligations	189.6	66.0	72.7	25.6	25.3
Purchase commitments	—	—	—	—	—
Total	$3,004.4	$273.0	$1,531.4	$1,174.7	$25.3

(1)The amount available under the short-term uncommitted lines at December 31, 2021 was $27.5. Refer to Note 11: Debt for additional information.
(2)Amounts represent estimated contractual interest payments on outstanding long-term debt and notes payable. Rates in effect as of December 31, 2021 are used for variable rate debt.

In addition to the general operating items above, the Company provides eligible employees with benefits pursuant to the pension and postretirement plans further described in Note 15: Benefit Plans. Future contributions and disbursements related to the plans are dependent upon a number of factors, including the funded status of the plans.

The Company expects to meet the material cash requirements for these obligations with cash from operations and borrowings under committed and uncommitted credit facilities as well as refinancings.

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

Supplemental Guarantor Financial Information. Diebold Nixdorf, Incorporated initially issued its 8.5 percent Senior Notes due 2024 (the 2024 Senior Notes) in an offering exempt from the registration requirements of the Securities Act, which were later exchanged in an exchange offer registered under the Securities Act. The 2024 Senior Notes are and will be guaranteed by certain of Diebold Nixdorf, Incorporated's existing and future subsidiaries which are listed on Exhibit 22.1 to this annual report on Form 10-K. The following presents the consolidating financial information separately for Diebold Nixdorf, Incorporated (the Parent Company), the issuer of the guaranteed obligations, and the guarantor subsidiaries, as specified in the indenture governing the Company's obligations under the 2024 Senior Notes, on a combined basis.

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
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2021
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

	Summarized Balance Sheets
	December 31, 2021	December 31, 2020
Total current assets	$511.8	$449.9
Total non-current assets	$2,032.2	$1,504.6

Total current liabilities	$1,476.0	$1,252.5
Total non-current liabilities	$1,970.9	$2,084.3

	Summarized Statements of Operations
	Year Ended
	December 31, 2021	December 31, 2020
Net sales	$1,038.3	$1,097.4
Cost of sales	767.3	784.3
Selling and administrative expense	366.9	446.4
Research, development and engineering expense	35.8	38.1
Impairment of assets	—	2.5
Loss (gain) on sale of assets, net	(0.3)	(0.5)
Interest income	1.0	1.1
Interest expense	(139.7)	(267.8)
Foreign exchange (loss) gain, net	8.3	(9.5)
Miscellaneous gain/(loss), net	100.1	156.9
Loss from continuing operations before taxes	$(161.7)	$(292.7)

Net (loss) income	$(78.8)	$(269.1)
Net (loss) income attributable to Diebold Nixdorf, Incorporated	$(78.8)	$(269.1)

As of December 31, 2021 and December 31, 2020, the Parent Company and the guarantor subsidiaries on a combined basis had the following balances with non-guarantor subsidiaries:

	Summarized Balance Sheets
	December 31, 2021	December 31, 2020
Total current assets	$218.4	$211.5
Total non-current assets	$622.9	$867.5

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
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2021
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
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2021
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

Goodwill. Goodwill is the cost in excess of the net assets of acquired businesses (refer to Note 8: Goodwill and Intangible Assets). The Company tests all existing goodwill at least annually as of October 31 for impairment on a reporting unit basis using either a quantitative or qualitative approach. The annual goodwill impairment test was performed using a qualitative analysis in 2021 and a quantitative analysis in 2020 and 2019.

A qualitative analysis is performed by assessing recent trends and factors, including projected market outlook and growth rates, forecasted and actual sales and operating profit margins, discount rates, industry data, and other relevant qualitative factors. These trends and factors are compared to, and based on, the assumptions used in the most recent quantitative analysis performed for each reporting unit. The results of the qualitative analyses did not indicate a need to perform a quantitative analysis.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2021
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
In years in which quantitative analyses were performed, the fair value of the reporting units is determined based upon a combination of the income and market approaches, which are standard valuation methodologies. The income approach uses discounted estimated future cash flows, whereas the market approach or guideline public company method utilizes market data of similar publicly traded companies. The fair value of the reporting unit is defined as the price that would be received in a sale of the net assets in an orderly transaction between market participants at the assessment date. The Company compares the fair value of each reporting unit with its carrying value and would recognize an impairment charge if the amount carrying amount exceeds the reporting unit’s fair value.

The techniques used in the Company's quantitative assessments incorporate a number of assumptions that the Company believes to be reasonable and to reflect market conditions at the assessment date. Assumptions in estimating future cash flows are subject to a high degree of judgment. The Company makes all efforts to forecast future cash flows as accurately as possible with the information available at the time the forecast is made. To this end, the Company evaluates the appropriateness of its assumptions as well as its overall forecasts by comparing projected results of upcoming years with actual results of preceding years and validating that differences therein are reasonable. Key assumptions, which typically are Level 3 inputs, include discount rates, terminal growth rates, market multiple data from selected guideline public companies, management's internal forecasts which include numerous assumptions such as projected net sales, gross profit, sales mix, operating and capital expenditures, among others. A number of benchmarks from independent industry and other economic publications were also used. Changes in assumptions and estimates after the assessment date may lead to an outcome where impairment charges would be required in future periods. Specifically, actual results may vary from the Company’s forecasts and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where the conclusions may differ in reflection of prevailing market conditions.

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
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2021
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

The following table represents assumed healthcare cost trend rates at December 31:

	2021	2020
Healthcare cost trend rate assumed for next year	5.6%	6.3%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.0%	5.0%
Year that rate reaches ultimate trend rate	2045	2025

RECENTLY ISSUED ACCOUNTING GUIDANCE

Refer to Note 1: Summary of Significant Accounting Policies to the consolidated financial statements for information on recently issued accounting guidance.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2021
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
FORWARD-LOOKING STATEMENT DISCLOSURE

In this annual report on Form 10-K, statements that are not reported financial results or other historical information are “forward-looking statements.” Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. These forward-looking statements include, but are not limited to, statements regarding the Company's expected future performance (including expected results of operations and financial guidance), future financial condition, future operating results, strategy and plans. Forward-looking statements may be identified by the use of the words “anticipates,” “expects,” “intends,” “plans,” “will,” “believes,” “estimates,” “potential,” “target,” “predict,” “project,” “seek,” and variations thereof or similar expressions. These statements are used to identify forward-looking statements. These forward-looking statements reflect the current views of the Company with respect to future events and involve significant risks and uncertainties that could cause actual results to differ materially.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Some of the risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements include, but are not limited to:

•the overall impact of global supply chain complexities on the Company and its business, including delays in sourcing key components as well as longer transport times, especially for container ships and U.S. trucking, given the Company’s reliance on suppliers, subcontractors and availability of raw materials and other components;
•the ultimate impact of the ongoing COVID-19 pandemic, including further adverse effects to the Company’s supply chain, maintenance of increased order backlog, and the effects of any COVID-19 pandemic-related cancellations;
•the Company's ability to continue to sustain benefits from its cost-reduction initiatives and to achieve benefits from its growth and other strategic initiatives;
•the success of the Company’s new products, including its DN Series line, EASY family of retail checkout solutions, and EV charging service business;
•the impact of a cybersecurity breach or operational failure on the Company's business;
•the Company's ability to generate sufficient cash to service its debt, to comply with the covenants contained in the agreements governing its debt, or to refinance its existing indebtedness;
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
•the Company's ability to successfully manage acquisitions, divestitures, and alliances;
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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(dollars in millions, except per share amounts)

The Company is exposed to foreign currency exchange rate risk inherent in its international operations denominated in currencies other than the U.S. dollar. A hypothetical 10 percent movement in the applicable foreign exchange rates would have resulted in an increase or decrease in 2021 operating profit of $23.9 and $29.2, respectively, and $17.9 and $21.9, respectively, for 2020. The sensitivity model assumes an instantaneous, parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in an instantaneous or parallel fashion may overstate the impact of changing exchange rates on amounts denominated in a foreign currency.

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

The Company manages interest rate risk with the use of variable rate borrowings under its committed and uncommitted credit facilities and interest rate swaps. At December 31, 2021 and 2020, variable rate borrowings under the credit facilities totaled $833.2 and $871.7, respectively, of which $325.0 were effectively converted to fixed rate using interest rate swaps at both December 31, 2021 and 2020, respectively. A one percentage point increase or decrease in interest rates would have resulted in an increase or decrease in interest expense of $5.1 and $5.5 for 2021 and 2020, respectively, including the impact of the swap agreements. The Company’s primary exposure to interest rate risk is movements in the LIBOR, which is consistent with prior periods. Refer to Item 1A of this annual report on Form 10-K for a discussion of risks relating to any discontinuance, modification or other reforms to LIBOR or any other reference rate, or the establishment of alternative reference rates.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Diebold Nixdorf, Incorporated:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Diebold Nixdorf, Incorporated and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three‑year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2022, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Sufficiency of audit evidence over net sales

As discussed in Note 1 to the Company’s consolidated financial statements, the Company recognizes net sales when it satisfies a performance obligation by transferring control over a product or service to a customer. The Company recorded $3,905.2 million of net sales in 2021.

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
March 11, 2022

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Diebold Nixdorf, Incorporated:

Opinion on Internal Control Over Financial Reporting
We have audited Diebold Nixdorf, Incorporated and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated March 11, 2022, expressed an unqualified opinion on those consolidated financial statements.

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
March 11, 2022

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	December 31,
	2021	2020
ASSETS
Current assets
Cash, cash equivalents and restricted cash	$388.9	$324.5
Short-term investments	34.3	37.2
Trade receivables, less allowances for doubtful accounts of $35.3 and $37.5, respectively	595.2	646.9
Inventories	544.2	498.2
Prepaid expenses	48.2	58.8
Current assets held for sale	73.4	64.7
Other current assets	203.1	227.0
Total current assets	1,887.3	1,857.3
Securities and other investments	11.0	10.3
Property, plant and equipment, net	138.1	177.5
Deferred income taxes	95.7	97.5
Goodwill	743.6	800.4
Customer relationships, net	301.7	407.9
Other intangible assets, net	45.8	40.7
Right-of-use operating lease assets	152.4	143.3
Other assets	131.6	122.5
Total assets	$3,507.2	$3,657.4

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities
Notes payable	$47.1	$10.7
Accounts payable	706.3	499.9
Deferred revenue	322.4	346.8
Payroll and other benefits liabilities	186.5	226.6
Current liabilities held for sale	20.3	15.4
Operating lease liabilities	54.5	55.7
Other current liabilities	412.3	494.4
Total current liabilities	1,749.4	1,649.5
Long-term debt	2,245.6	2,335.7
Pensions, post-retirement and other benefits	104.2	228.7
Long-term operating lease liabilities	103.0	93.1
Deferred income taxes	105.5	103.4
Other liabilities	36.5	59.5
Commitments and contingencies
Redeemable noncontrolling interests	—	19.2
Equity
Diebold Nixdorf, Incorporated shareholders' equity
Preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Common shares, $1.25 par value, 125,000,000 authorized shares, (94,599,742 and 93,534,866 issued shares, 78,352,333 and 77,678,984 outstanding shares, respectively)	118.3	116.9
Additional capital	819.6	787.9
Retained earnings (accumulated deficit)	(822.4)	(742.3)
Treasury shares, at cost (16,247,409 and 15,855,882 shares, respectively)	(582.1)	(576.7)
Accumulated other comprehensive loss	(378.5)	(412.9)
Total Diebold Nixdorf, Incorporated shareholders' equity	(845.1)	(827.1)
Noncontrolling interests	8.1	(4.6)
Total equity	(837.0)	(831.7)
Total liabilities, redeemable noncontrolling interests and equity	$3,507.2	$3,657.4
See accompanying notes to consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Years ended December 31,
	2021	2020	2019
Net sales
Services	$2,303.6	$2,364.4	$2,608.0
Products	1,601.6	1,537.9	1,800.7
	3,905.2	3,902.3	4,408.7
Cost of sales
Services	1,577.3	1,666.2	1,921.1
Products	1,284.5	1,201.1	1,420.5
	2,861.8	2,867.3	3,341.6
Gross profit	1,043.4	1,035.0	1,067.1
Selling and administrative expense	775.6	858.6	908.8
Research, development and engineering expense	126.3	133.4	147.1
Loss (gain) on sale of assets, net	3.1	11.5	7.6
Impairment of assets	1.3	7.5	30.2
	906.3	1,011.0	1,093.7
Operating profit (loss)	137.1	24.0	(26.6)
Other income (expense)
Interest income	6.1	6.8	9.3
Interest expense	(195.3)	(292.7)	(202.9)
Foreign exchange loss, net	(2.0)	(14.4)	(5.1)
Miscellaneous, net	3.4	6.8	(3.6)
Loss before taxes	(50.7)	(269.5)	(228.9)
Income tax expense (benefit)	27.7	(1.0)	116.7
Equity in earnings (loss) of unconsolidated subsidiaries, net	0.3	0.7	1.0
Net loss	(78.1)	(267.8)	(344.6)
Net income (loss) income attributable to noncontrolling interests	0.7	1.3	(3.3)
Net loss attributable to Diebold Nixdorf, Incorporated	$(78.8)	$(269.1)	$(341.3)

Basic and diluted weighted-average shares outstanding	78.3	77.6	76.7

Net loss attributable to Diebold Nixdorf, Incorporated
Basic and diluted loss per share	$(1.01)	$(3.47)	$(4.45)

See accompanying notes to consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Years ended December 31,
	2021	2020	2019
Net loss	$(78.1)	$(267.8)	$(344.6)
Other comprehensive income (loss), net of tax:
Translation adjustment (net of tax of $(6.6), $(10.2) and $4.9, respectively)	(53.6)	(26.8)	(40.8)
Foreign currency hedges (net of tax of $0.0, $(0.3) and $(0.4), respectively)	0.7	—	(0.7)
Interest rate hedges:
Net loss recognized in other comprehensive income (net of tax of $3.4, $(5.9) and $0.7, respectively)	8.6	(16.3)	(8.8)
Less: reclassification adjustments for amounts recognized in net (loss) income (net of tax of $0.8, $(1.8) and $(0.3), respectively)	2.1	(5.0)	(3.4)
	6.5	(11.3)	(5.4)
Pension and other post-retirement benefits:
Prior service credit (cost) recognized during the year (net of tax of $0.0, $0.2 and $(0.1), respectively)	—	0.5	(0.6)
Net actuarial gains recognized during the year (net of tax of $23.2, $1.5 and $0.6, respectively)	76.0	6.1	4.6
Net actuarial gains (losses) occurring during the year (net of tax of $2.0, $(3.9) and $(3.1), respectively)	7.5	(9.7)	(25.8)
Net actuarial gains (losses) recognized due to settlement (net of tax of $(0.4), $0.3 and $(0.1), respectively)	(0.7)	0.8	(1.0)
Acquired benefit plans and other (net of tax of $0.0, $0.0 and $(0.4), respectively)	0.1	0.2	(3.2)
Currency impact (net of tax of $(0.4), $0.5 and $0.0, respectively)	(0.6)	1.8	0.4
	82.3	(0.3)	(25.6)
Other	(0.9)	(0.8)	0.1
Other comprehensive income (loss), net of tax	35.0	(39.2)	(72.4)
Comprehensive loss	(43.1)	(307.0)	(417.0)
Less: comprehensive income (loss) attributable to noncontrolling interests	1.3	(0.3)	(4.7)
Comprehensive loss attributable to Diebold Nixdorf, Incorporated	$(44.4)	$(306.7)	$(412.3)

See accompanying notes to consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)

	Common Shares					Accumulated Other Comprehensive Income (Loss)	Total Diebold Nixdorf, Incorporated Shareholders' Equity
	Number	$1.25 Par Value	Additional Capital	Retained Earnings	Treasury Shares			Non-controlling Interests	Total Equity
Balance at January 1, 2019	91.3	$114.2	$741.8	$(131.0)	$(570.4)	$(304.3)	$(149.7)	$26.8	$(122.9)
Net income (loss)				(341.3)			(341.3)	(3.3)	(344.6)
Other comprehensive income						(71.0)	(71.0)	(1.4)	(72.4)
Share-based compensation issued	0.9	1.1	(1.0)				0.1		0.1
Share-based compensation expense			24.0				24.0		24.0
Treasury shares (0.2 shares)					(1.5)		(1.5)		(1.5)
Reclassification to redeemable noncontrolling interest			9.1				9.1	4.9	14.0
Acquisitions and divestitures, net							—	(3.0)	(3.0)
Balance at December 31, 2019	92.2	$115.3	$773.9	$(472.3)	$(571.9)	$(375.3)	$(530.3)	$24.0	$(506.3)
Net income (loss)				(269.1)			(269.1)	1.3	(267.8)
Other comprehensive loss						(37.6)	(37.6)	(1.6)	(39.2)
Share-based compensation issued	1.3	1.6	(1.6)				—		—
Share-based compensation expense			14.9				14.9		14.9
Treasury shares (0.5 shares)					(4.8)		(4.8)		(4.8)
Sale of equity interest							—	(28.3)	(28.3)
Reclassification from redeemable noncontrolling interest and other			0.7				0.7	—	0.7
Distribution to noncontrolling interest holders, net				(0.9)			(0.9)	—	(0.9)
Balance at December 31, 2020	93.5	$116.9	$787.9	$(742.3)	$(576.7)	$(412.9)	$(827.1)	$(4.6)	$(831.7)
Net loss				(78.8)			(78.8)	0.7	(78.1)
Other comprehensive loss						34.4	34.4	0.6	35.0
Share-based compensation issued	1.1	1.4	(1.3)				0.1		0.1
Share-based compensation expense			13.8				13.8		13.8
Treasury shares (0.4 shares)					(5.4)		(5.4)		(5.4)
Reclassification from redeemable noncontrolling interest and other			19.2				19.2	12.7	31.9
Distributions to noncontrolling interest holders, net				(1.3)			(1.3)	(1.3)	(2.6)
Balance at December 31, 2021	94.6	$118.3	$819.6	$(822.4)	$(582.1)	$(378.5)	$(845.1)	$8.1	$(837.0)
See accompanying notes to consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2021	2020	2019
Cash flow from operating activities
Net loss	$(78.1)	$(267.8)	$(344.6)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Depreciation	46.4	73.7	82.2
Amortization	24.5	23.8	28.9
Amortization of Wincor Nixdorf purchase accounting intangible assets	78.2	82.9	93.2
Amortization of deferred financing costs into interest expense	17.3	45.4	21.8
Share-based compensation	13.8	14.9	24.0
Debt prepayment costs	—	67.2	—
Other	—	(12.3)	(1.0)
Loss (gain) on sale of assets, net	3.1	11.5	7.6
Impairment of assets	1.3	7.5	30.2
Deferred income taxes	(12.6)	(27.1)	54.2
Inventory charge	—	—	23.8
Changes in certain assets and liabilities
Trade receivables	16.4	(19.7)	111.5
Inventories	(84.8)	(14.8)	104.9
Sales tax and net value added tax	(15.2)	0.9	4.2
Income taxes	(5.3)	(23.1)	0.9
Accounts payable	241.4	10.6	(33.1)
Deferred revenue	(9.1)	20.2	(54.9)
Accrued salaries, wages and commissions	(19.4)	(1.3)	38.6
Restructuring	(25.4)	18.0	(13.5)
Warranty liability	0.3	(5.6)	(3.4)
Pension and other post-retirement benefits	(13.0)	(14.7)	(68.7)
Certain other assets and liabilities	(56.5)	27.8	29.0
Net cash provided (used) by operating activities	123.3	18.0	135.8
Cash flow from investing activities
Proceeds from divestitures, net of cash divested	1.1	(37.0)	29.9
Proceeds from settlement of corporate-owned life insurance policies	—	15.6	—
Proceeds from maturities of investments	287.7	214.6	241.7
Payments for purchases of investments	(288.4)	(241.3)	(222.2)
Proceeds from sale of assets	1.7	10.2	—
Capital expenditures	(20.2)	(27.5)	(42.9)
Capitalized software development	(31.1)	(17.2)	(23.1)
Other	—	—	9.8
Net cash provided (used) by investing activities	(49.2)	(82.6)	(6.8)
See accompanying notes to consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

Cash flow from financing activities
Debt issuance costs	—	(26.4)	(12.6)
Debt prepayment costs	—	(67.2)	—
Revolving credit facility borrowings (repayments), net	0.9	60.1	(125.0)
Other debt borrowings	11.2	1,107.8	397.8
Other debt repayments	(19.4)	(1,049.9)	(375.7)
Contributions from noncontrolling interest holders	12.7	—	—
Distributions to noncontrolling interest holders	(1.3)	(0.9)	(98.1)
Other	(7.7)	(6.6)	(1.9)
Net cash provided (used) by financing activities	(3.6)	16.9	(215.5)
Effect of exchange rate changes on cash and cash equivalents	(5.7)	(3.2)	(1.1)
Change in cash, cash equivalents and restricted cash	64.8	(50.9)	(87.6)
Add: Cash included in assets held for sale at beginning of year	2.7	97.2	7.3
Less: Cash included in assets held for sale at end of year	3.1	2.7	97.2
Cash, cash equivalents and restricted cash at the beginning of the year	324.5	280.9	458.4
Cash, cash equivalents and restricted cash at the end of the year	388.9	324.5	280.9
Cash paid for
Income taxes	42.3	43.8	41.8
Interest	175.1	138.1	189.7

See accompanying notes to consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of DECEMBER 31, 2021
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

International Operations. The financial statements of the Company’s international operations are measured using local currencies as their functional currencies, with the exception of certain financial results from Argentina, Singapore, El Salvador, and Switzerland, which have a functional currency other than local currency. These operations used either United States dollar (USD) or euro as their functional currency depending on the concentration of USD or euro transactions and distinct financial information. The Company translates the assets and liabilities of its non-U.S. subsidiaries at the exchange rates in effect at year end and the results of operations at the average rate throughout the year. The translation adjustments are recorded directly as a separate component of shareholders’ equity, while transaction gains (losses) are included in net income (loss).

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

As of December 31, 2021, the Company had $73.4 and $20.3 of current assets and liabilities held for sale, respectively, primarily related to non-core businesses in Europe. As of December 31, 2020, the Company had $64.7 and $15.4 of current assets and liabilities held for sale, respectively, primarily related to non-core business in Eurasia.

Revenue Recognition. Refer to Note 21: Revenue Recognition.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2021
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

Advertising Costs. Advertising costs are expensed as incurred and were $7.1, $7.2 and $7.5 in 2021, 2020 and 2019, respectively.

Research, Development and Engineering. Research, development and engineering costs are expensed as incurred and were $126.3, $133.4 and $147.1 for the years ended December 31, 2021, 2020 and 2019, respectively. This excludes certain software development costs of $31.1, $17.2, and $23.1 in 2021, 2020 and 2019, respectively, which are capitalized after technological feasibility of the software is established.

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

Cash, Cash Equivalents and Restricted Cash. The Company considers highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company had no restricted cash at December 31, 2021 and 2020.

Financial Instruments. The carrying amount of cash and cash equivalents, short-term investments, trade receivables and accounts payable approximated their fair value because of the relatively short maturity of these instruments. The Company’s risk-management strategy allows for derivative financial instruments such as forwards to hedge certain foreign currency exposures and interest rate swaps to manage interest rate risk. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. The Company does not enter into derivatives for trading purposes. The Company recognizes all derivatives on the balance sheet at fair value. Changes in the fair values of derivatives that are not designated as hedges are recognized in earnings. If the derivative is designated and qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either offset against the change in the hedged assets or liabilities through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2021
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

Refer to Note 19: Fair Value of Assets and Liabilities for further details of assets and liabilities subject to fair value measurement.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2021
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Trade Receivables. The Company records the lifetime expected loss on uncollectible trade receivables based on historical loss experience as a percentage of sales and makes adjustments as necessary based on current trends. The Company will also record periodic adjustments for specific customer circumstances and changes in the aging of accounts receivable balances. After all efforts at collection have been unsuccessful, the account is deemed uncollectible and is written off.

The following table summarizes the Company’s allowances for doubtful accounts:

	2021	2020	2019
Balance at January 1	$37.5	$42.2	$58.2
Charged to costs and expenses	9.8	10.1	5.2
Charged to other accounts (1)	—	(1.2)	(0.9)
Deductions (2)	(12.0)	(13.6)	(20.3)
Balance at December 31	$35.3	$37.5	$42.2
(1)    Includes net effects of foreign currency translation
(2)    Uncollectible accounts written-off, net of recoveries.

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

Goodwill. Goodwill is the cost in excess of the net assets of acquired businesses.The Company tests all existing goodwill at least annually for impairment on a reporting unit basis. The annual goodwill impairment test was performed as of October 31 for all periods presented.
The Company tests for interim impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the carrying value of a reporting unit below its reported amount. Each year, the Company may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company considers the following events and circumstances, among others, if applicable: (a) macroeconomic conditions such as general economic conditions, limitations on accessing capital or other developments in equity and credit markets; (b) industry and market considerations such as competition, multiples or metrics and changes in the market for the Company's products and services or regulatory and political environments; (c) cost factors such as raw materials, labor or other costs; (d) overall financial performance such as cash flows, actual and planned revenue and earnings compared with actual and projected results of relevant prior periods; (e) other relevant events such as changes in key personnel, strategy or customers; (f) changes in the composition of a reporting unit's assets or expected sales of all or a portion of a reporting unit; and (g) any sustained decrease in share price.

If the Company's qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value, or if management elects to perform a quantitative assessment of goodwill, an impairment test is used to identify potential goodwill impairment and measure the amount of any impairment loss to be recognized. The Company compares the fair value of each reporting unit with its carrying value and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The fair value of the reporting units is determined based upon a combination of the income and market approach in valuation methodology. The income approach uses discounted estimated future cash flows, whereas the market approach or guideline public company method utilizes market data of similar publicly traded companies. The fair value of the reporting unit is defined as the price that would be received to sell the net assets or transfer the net liabilities in an orderly transaction between market participants at the assessment date.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2021
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
The techniques used in the Company's quantitative assessment incorporate a number of assumptions that the Company believes to be reasonable and to reflect market conditions forecast at the assessment date. Assumptions in estimating future cash flows are subject to a high degree of judgment. The Company makes all efforts to forecast future cash flows as accurately as possible with the information available at the time the forecast is made. To this end, the Company evaluates the appropriateness of its assumptions as well as its overall forecasts by comparing projected results of upcoming years with actual results of preceding years and validating that differences therein are reasonable. Assumptions, which include Level 3 inputs, relate to revenue growth, material and operating costs, and discount rate. Changes in assumptions and estimates after the assessment date may lead to an outcome where impairment charges would be required in future periods. Specifically, actual results may vary from the Company’s forecasts and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where the conclusions may differ in reflection of prevailing market conditions.

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

Related Party Transactions. The Company has certain strategic alliances that are not consolidated. The Company's strategic alliances are not significant subsidiaries and are accounted for under the equity method of investments. The Company owns 48.1 percent of Inspur (Suzhou) Financial Information Technology Co., Ltd (Inspur JV) and 49.0 percent of Aisino-Wincor Retail & Banking Systems (Shanghai) Co., Ltd (Aisino JV) as of December 31, 2021. The Company engages in transactions with these entities in the ordinary course of business. As of December 31, 2021, the Company had accounts receivable and accounts payable balances with these affiliates of $3.9 and $34.9, respectively, which is included in trade receivables, less allowances for doubtful accounts and accounts payable, respectively, on the consolidated balance sheets.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2021
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
In September 2019, the Company's minority interest in Kony was sold for cash proceeds of $21.3. The Company's carrying value in Kony was $14.0, resulting in a gain of $7.3.

Recently Adopted Accounting Guidance

In August 2018, the Financial Accounting Standards Board (FASB) issued guidance on a company's accounting for implementation fees paid in a cloud computing service contract arrangement that addresses which implementation costs to capitalize as an asset and which costs to expense. Capitalized implementation fees are to be expensed over the term of the cloud computing arrangement, and the expense is required to be recognized in the same line item in the income statement as the associated hosting service expenses. The entity is also required to present the capitalized implementation fees on the balance sheet in the same line item as it would present a prepayment for hosting service fees associated with the cloud computing arrangement. Cash payments for cloud computing arrangements (CCA) implementation costs are classified as cash outflows from operating activities. The Company adopted this guidance on January 1, 2020 using a prospective transition method. The Company has capitalized $50.7 and $27.1 of cloud-based software implementation fees to the Other assets caption on the December 31, 2021 and December 31, 2020 consolidated balance sheets, respectively.

The effects of the adoption of the ASUs listed below did not significantly impact the Company's financial statements:

Standards Adopted	Description	Effective Date
ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General Subtopic 715-20 - Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans	This Accounting Standard Update (ASU) is designed to improve the effectiveness of disclosures by removing and adding disclosures related to defined benefit plans. The adoption of this ASU did not have a significant impact on the Company's consolidated financial statements.	January 1, 2021
ASU 2019-12 - Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes	This ASU was designed to simplify the accounting for income taxes by removing certain exceptions to the general principals in Topic 740, Income Taxes and improves consistent application or and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The adoption of this ASU did not have a significant impact on the Company's consolidated financial statements.	January 1, 2021
ASU 2020-08 Codification Improvements to Subtopic 310-20, Receivables -Nonrefundable Fees and Other Costs	The ASU is designed to clarify that an entity should reevaluate whether a callable debt security is within scope of paragraph 310-20-35-33 for each reporting period. The adoption of this ASU did not have a significant impact on the Company's consolidated financial statements.	January 1, 2021
ASU 2020-01 Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying Interactions between Topic 321, Topic 323, and Topic 815	This guidance provides clarification on the interaction of accounting standards for equity securities (Topic 321), equity method investments (Topic 323) and derivatives (Topic 815). The adoption of this ASU did not have a significant impact on the Company's consolidated financial statements.	January 1, 2021

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2021
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
Recently Issued Accounting Guidance

The following ASUs were recently issued by the FASB, which could significantly impact the Company's financial statements:

Standards Pending Adoption	Description	Effective/Adoption Date	Anticipated Impact
ASU 2021-05 Leases (Topic 842) Lessors - Certain Leases with Variable Lease Payments	The standard modifies a lessor's lease classification requirements for leases with variable lease payments.	January 1, 2022	The Company is currently assessing the impact this ASU will have on its consolidated financial statements.
ASU 2021-04 Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity
(Subtopic 815-40) Issuer’s Accounting for Certain Modifications or
Exchanges of Freestanding Equity-Classified
Written Call Options	The standard provides clarification on accounting for the modification or exchanges of freestanding equity-classified call options that remain equity classified after modification or exchange.	January 1, 2022	The Company is currently assessing the impact this ASU will have on its consolidated financial statements.
ASU 2020-04 Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting	The standard provides optional expedients and exceptions for applying GAAP to contracts, hedges and other transaction that will be impacted by reference rate reform.	March 12, 2020 through December 31, 2022	The Company is currently assessing the impact this ASU will have on its consolidated financial statements. The ASU allows for early adoption in any year end after issuance of the update.
ASU 2021-08 Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	The standard is designed to improve consistency related to the recognition of contract assets and liabilities from revenue contracts in a business combination.	January 1, 2022	The Company does not expect this ASU will have a significant impact on its consolidated financial statements.
ASU 2021-10 Government Assistance (Topic 832) Disclosures by Business Entities about Government Assistance	The standard improves the transparency of financial reporting by adding requirements for disclosures related to government assistance.	January 1, 2022	The Company does not expect this ASU will have a significant impact on its consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2021
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
NOTE 2: EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per share includes the dilutive effect of potential common shares outstanding. Under the two-class method of computing earnings (loss) per share, non-vested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities. The Company’s participating securities include restricted stock units (RSUs), director deferred shares and shares that were vested but deferred by employees. The Company calculated basic and diluted earnings (loss) per share under both the treasury stock method and the two-class method. For the years presented there were no differences in the earnings (loss) per share amounts calculated using the two methods. Accordingly, the treasury stock method is disclosed below; however, because the Company is in a net loss position, dilutive shares of 1.2, 1.2 and 1.6 for the years ended December 31, 2021, 2020 and 2019, respectively, are excluded from the shares used in the computation of diluted earnings (loss) per share.

The following table represents amounts used in computing earnings (loss) per share and the effect on the weighted-average number of shares of dilutive potential common shares for the years ended December 31:

	2021	2020	2019
Numerator
Income (loss) used in basic and diluted loss per share
Net loss	$(78.1)	$(267.8)	$(344.6)
Net income (loss) income attributable to noncontrolling interests	0.7	1.3	(3.3)
Net loss attributable to Diebold Nixdorf, Incorporated	$(78.8)	$(269.1)	$(341.3)
Denominator
Weighted-average number of common shares used in basic and diluted earnings (loss) per share (1)	78.3	77.6	76.7
Net loss per share attributable to Diebold Nixdorf, Incorporated
Basic and diluted loss per share	$(1.01)	$(3.47)	$(4.45)
(1)Shares of 3.9, 2.4 and 3.2 for the years ended December 31, 2021, 2020 and 2019, respectively, are excluded from the computation of diluted earnings (loss) per share because the effects are anti-dilutive, irrespective of the net loss position.

NOTE 3: SHARE-BASED COMPENSATION AND EQUITY

Dividends. In May 2018, the Company announced the decision of its Board of Directors to reallocate future dividend funds towards debt reduction and other capital resource needs. Accordingly, the Company has not paid a dividend since 2018.

Share-Based Compensation Cost. The Company recognizes costs resulting from all share-based payment transactions based on the fair value of the award as of the grant date. Awards are valued at fair value and compensation cost is recognized on a straight-line basis over the requisite periods of each award. To cover the exercise and/or vesting of its share-based payments, the Company uses a combination of new shares from its authorized, unissued share pool and its treasury shares. The number of common shares that may be issued pursuant to the 2017 Equity and Performance Incentive Plan (the 2017 Plan) was 12.7, of which 4.2 shares were available for issuance at December 31, 2021.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2021
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
The following table summarizes the components of the Company’s employee and non-employee directors share-based compensation programs recognized as selling and administrative expense for the years ended December 31:

	2021	2020	2019
Stock options
Pre-tax compensation expense	$1.5	$1.7	$1.5
Tax benefit	(0.4)	(0.5)	(0.2)
Stock option expense, net of tax	$1.1	$1.2	$1.3

RSU's
Pre-tax compensation expense	$8.7	$8.9	$11.6
Tax benefit	(2.2)	(2.2)	(2.5)
RSU expense, net of tax	$6.5	$6.7	$9.1

Performance shares
Pre-tax compensation expense	$3.6	$4.3	$10.9
Tax benefit	(1.0)	(1.0)	(2.9)
Performance share expense, net of tax	$2.6	$3.3	$8.0

Total share-based compensation
Pre-tax compensation expense	$13.8	$14.9	$24.0
Tax benefit	(3.6)	(3.7)	(5.6)
Total share-based compensation, net of tax	$10.2	$11.2	$18.4

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2021
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
The following table summarizes information related to unrecognized share-based compensation costs as of December 31, 2021:

	Unrecognized Cost[1]	Weighted-Average Period
		(years)
Stock options	$0.9	0.9
RSUs	10.0	1.3
Performance shares	18.7	2.0
	$29.6
(1)Total unrecognized costs include amounts as of December 31, 2021 related to awards granted to Gerrard Schmid, President and Chief Executive Officer. As previously announced on February 9, 2022, Mr. Schmid's employment with the Company will end on March 11, 2022. Unvested awards will be forfeited, reducing the unrecognized share-based compensation costs.

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

Stock Options

In previous years, stock options were granted to employees that generally vest after a period of one year to three years and have a term of ten years from the issuance date. No stock options were granted in 2021. Option exercise prices typically equal the closing price of the Company’s common shares on the date of grant. The estimated fair value of the options granted was calculated using a Black-Scholes option pricing model using the following assumptions:

	2020	2019
Expected life (in years)	5	3
Weighted-average volatility	64%	62%
Risk-free interest rate	0.49-1.47%	2.32-2.58%
Expected dividend yield	—%	—%

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

Options outstanding and exercisable as of December 31, 2021 and changes during the year ended were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
		(per share)	(in years)
Outstanding at January 1, 2021	2.7	$14.30
Expired or forfeited	(0.1)	$32.21
Granted	—	$—
Outstanding at December 31, 2021	2.6	$13.45	6	$5.3
Options exercisable at December 31, 2021	2.0	$15.23	6	$3.6
(1)The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing share price on the last trading day of the year in 2021 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders exercised their options on December 31, 2021. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common shares.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2021
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
The aggregate intrinsic value of options exercised was minimal for the years ended December 31, 2021, 2020 and 2019. The weighted-average, grant-date fair value of stock options granted for the years ended December 31, 2020 and 2019 was $6.05 and $2.00, respectively.

Restricted Stock Units

Each RSU provides for the issuance of one common share of the Company at no cost to the holder and are granted to both employees and non-employee directors. RSUs either cliff vest after one year or vest per annum over a three-year period. Non-vested employee RSUs are forfeited upon termination unless the Board of Directors determines otherwise.

Non-vested RSUs outstanding as of December 31, 2021 and changes during the year ended were as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2021	1.9	$8.83
Forfeited	(0.1)	$12.48
Vested	(1.1)	$9.45
Granted	0.9	$13.71
Non-vested at December 31, 2021	1.6	$10.87

The weighted-average grant-date fair value of RSUs granted for the years ended December 31, 2021, 2020 and 2019 was $13.71, $10.64 and $5.05, respectively. The total fair value of RSUs vested during the years ended December 31, 2021, 2020 and 2019 was $10.3, $12.7 and $14.4, respectively.

Performance Shares

Performance shares are granted to employees and vest based on the achievement of certain performance objectives, as determined by the Board of Directors. Each performance share earned entitles the holder to one common share of the Company. The Company's performance shares include performance objectives that are assessed after a period of four years as well as performance objectives that are assessed annually over a period of four years. No shares are vested unless certain performance threshold objectives are met.

Non-vested performance shares outstanding as of December 31, 2021 and changes during the year ended were as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2021 (1)	0.1	$9.90
Forfeited	—	$—
Vested	—	$—
Granted	2.1	$13.73
Non-vested at December 31, 2021	2.2	$10.57
(1)Non-vested performance shares are based on a maximum potential payout. Actual shares vested at the end of the performance period may be less than the maximum potential payout level depending on achievement of the performance objectives, as determined by the Board of Directors.

The weighted-average grant-date fair value of performance shares granted for the years ended December 31, 2021, 2020 and 2019 was $13.73, $0.00 and $9.90, respectively. No performance shares were granted in 2020. The total fair value of performance shares vested during the years ended December 31, 2021, 2020 and 2019 was $0.00, $1.2 and $6.0, respectively.

Liability Awards

In addition to the equity awards described above, the Company has certain performance and service based awards that will be settled in cash and are accounted for as liabilities. The total compensation expense for these awards was $7.1, $21.4 and $9.5 for the years ended December 31, 2021, 2020 and 2019, respectively. These awards vest ratably over a three-year period.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2021
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

NOTE 4: INCOME TAXES

The following table presents components of loss from operations before taxes for the years ended December 31:

	2021	2020	2019
Domestic	$(168.3)	$(293.8)	$(249.6)
Foreign	117.6	24.3	20.7
Total	$(50.7)	$(269.5)	$(228.9)

The following table presents the components of income tax expense (benefit) for the years ended December 31:

	2021	2020	2019
Current
U.S. federal	$3.5	$3.5	$0.7
Foreign	38.2	14.6	36.1
State and local	(1.2)	0.4	1.5
Total current	40.5	18.5	38.3
Deferred
U.S. federal	(1.7)	7.1	78.1
Foreign	(11.4)	(22.6)	(11.7)
State and local	0.3	(4.0)	12.0
Total deferred	(12.8)	(19.5)	78.4
Income tax expense (benefit)	$27.7	$(1.0)	$116.7

Income tax expense (benefit) attributable to loss from operations before taxes differed from the amounts computed by applying the U.S. federal income tax rate of 21 percent to pre-tax loss from operations. The following table presents these differences for the years ended December 31:

	2021	2020	2019
Statutory tax benefit	$(10.6)	$(56.6)	$(48.1)
State and local taxes (net of federal tax benefit)	(0.6)	(3.6)	(3.8)
Brazil non-taxable incentive	(4.3)	(5.2)	(5.8)
Valuation allowances	33.8	32.5	46.2
Barbados loan restructuring	—	—	83.1
Netherlands liquidation deferred tax	—	—	5.9
Foreign tax rate differential	2.2	(6.1)	(1.4)
Tax on unremitted foreign earnings	0.7	1.8	8.9
Change to uncertain tax positions	(9.2)	(23.9)	4.0
U.S. taxed foreign income	6.9	8.7	10.5
Non-deductible (non-taxable) items	0.7	12.2	18.0
Termination of company owned life insurance	—	35.1	—
Return to provision	(0.8)	(9.6)	(2.6)
Withholding tax and other taxes	8.7	4.6	6.8
Other	0.2	9.1	(5.0)
Income tax expense (benefit)	$27.7	$(1.0)	$116.7

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2021
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
The effective tax rate for 2021 was (54.6) percent. Tax expense items contributing to the difference from the U.S. federal income tax rate included valuation allowances related to certain foreign and U.S. tax attributes for which realization does not meet the more likely than not criteria, U.S. tax on foreign income, withholding taxes, non-deductible expenses and other items. These items were partially offset by benefits related to settling certain open tax years in Germany and the U.S. and other changes to uncertain tax position accruals, non taxable incentives, and other items.

The effective tax rate for 2020 was 0.4 percent. Tax expense items contributing to the difference from the U.S. federal income tax rate included U.S. tax on foreign income, valuation allowances related to certain foreign and U.S. tax attributes for which realization does not meet the more likely than not criteria, non-deductible expenses, and the tax effects of terminating certain company-owned life insurance (COLI) policies. These items were partially offset by tax credits, benefits related to settling certain open tax years in Germany and the U.S., changes to uncertain tax position accruals, and benefit related to regulations issued in 2020 related to US tax reform.

The effective tax rate for 2019 was (51.0) percent and was primarily due to the U.S. taxed foreign income, including global intangible low-taxed income (GILTI), valuation allowances recorded on certain foreign and state jurisdictions, U.S. foreign tax credits that did not meet the more likely than not criteria for realization and the tax effects related to the Barbados structure collapse. The Company’s collapse of its Barbados structure to meet the covenant requirements under its credit agreement resulted in a net tax expense of $46.3 inclusive of the offsetting valuation allowance release relating to the Company’s nondeductible interest expense that was carried forward from December 31, 2018.

The Company recognizes the benefit of tax positions taken or expected to be taken in its tax returns in the consolidated financial statements when it is more likely than not that the position will be sustained upon examination by authorities. Recognized tax positions are measured at the largest amount of benefit that is more likely than not of being realized upon settlement.

Details of the unrecognized tax benefits are as follows:

	2021	2020	2019
Balance at January 1	$36.8	$50.9	$49.5
Increases (decreases) related to prior year tax positions, net	42.1	0.9	5.1
Increases related to current year tax positions	—	—	4.4
Settlements	(23.3)	(7.7)	(5.5)
Reductions due to lapse of applicable statute of limitations	(0.5)	(7.3)	(2.6)
Balance at December 31	$55.1	$36.8	$50.9

Of the Company's $55.1 unrecognized tax benefits, if recognized, $15.1 would affect the Company's effective tax rate. The remaining $40.0 relates to a prior year tax return position, which if recognized, would be offset by changes in valuation allowances and have no effect on the Company's effective tax rate.

The Company classifies interest expense and penalties related to the underpayment of income taxes in the consolidated financial statements as income tax expense. As of December 31, 2021 and 2020, accrued interest and penalties related to unrecognized tax benefits totaled $1.7 and $3.7, respectively.

Within the next 12 months, no material changes to our unrecognized tax benefits are expected for currently reserved positions. Tax years prior to 2017 are closed by statute for U.S. federal tax purposes. The Company is subject to tax examination in various U.S. state jurisdictions for tax years 2011 to the present. In addition, the Company is subject to a German tax audit for tax years 2018-2019, and other various foreign jurisdictions for tax years 2012 to the present.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2021
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:

	2021	2020
Deferred tax assets
Accrued expenses	$50.8	$40.7
Warranty accrual	12.4	6.5
Deferred compensation	3.9	6.8
Allowances for doubtful accounts	8.0	4.8
Inventories	19.6	17.6
Deferred revenue	19.8	14.0
Pensions, post-retirement and other benefits	48.8	71.2
Tax credits	67.2	66.0
Net operating loss carryforwards	150.7	175.6
Capital loss carryforwards	1.1	0.4
State deferred taxes	8.6	10.9
Lease liability	34.5	28.4
Other	18.8	5.0
	444.2	447.9
Valuation allowances	(261.8)	(229.5)
Net deferred tax assets	$182.4	$218.4

Deferred tax liabilities
Property, plant and equipment, net	$12.9	$15.9
Goodwill and intangible assets	112.6	145.9
Undistributed earnings	32.2	32.7
Right-of-use assets	34.5	29.8
Net deferred tax liabilities	192.2	224.3
Net deferred tax (liability) asset	$(9.8)	$(5.9)

Deferred income taxes reported in the consolidated balance sheets as of December 31 are as follows:

	2021	2020
Deferred income taxes - assets	$95.7	$97.5
Deferred income taxes - liabilities	(105.5)	(103.4)
Net deferred tax (liabilities) assets	$(9.8)	$(5.9)

As of December 31, 2021, the Company had domestic and international net operating loss (NOL) carryforwards of $984.3, resulting in an NOL deferred tax asset of $150.7. Of these NOL carryforwards, $591.4 expire at various times between 2022 and 2042 and $392.9 does not expire. At December 31, 2021, the Company had a domestic foreign tax credit carryforward resulting in a deferred tax asset of $59.8 that will expire between 2022 and 2030 and a general business credit carryforward resulting in a deferred tax asset of $8.5 that will expire between 2036 and 2040. The Company has a full valuation allowance on the domestic foreign tax credit carryforward.
The Company recorded a valuation allowance to reflect the estimated amount of certain U.S., foreign and state deferred tax assets that, more likely than not, will not be realized. The net change in total valuation allowance for the years ended December 31, 2021 and 2020 was an increase of $32.3 and $11.8, respectively. The 2021 valuation allowance increase was driven primarily by an increase to nondeductible business interest expense carryforwards in excess of amounts that are expected to be utilized on a more likely than not basis, as well as foreign net operating loss activity offset by utilization of U.S. foreign tax credits. Of the total 2021 net increase of $32.3, the Company recorded $40.3 to tax expense ($6.5 attributable to state taxes), ($6.7) was recorded to shareholder’s equity and ($1.3) was reversed against expired attributes.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2021
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

For the years ended December 31, 2021 and 2020, provisions were made for foreign withholding taxes and estimated foreign income taxes which may be incurred upon the remittance of certain undistributed earnings in foreign subsidiaries and foreign unconsolidated affiliates. Provisions have not been made for income taxes on $547.7 of undistributed earnings at December 31, 2021 in foreign subsidiaries and corporate joint ventures that were deemed permanently reinvested. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, depends on certain circumstances existing if and when remittance occurs. A deferred tax liability will be recognized if and when the Company no longer plans to permanently reinvest these undistributed earnings.

The Company’s undistributed earnings in foreign subsidiaries that are deemed permanently reinvested decreased compared to the prior-year amount and was primarily impacted by current year income.

NOTE 5: INVENTORIES

The following table summarizes the major classes of inventories as of December 31:

	2021	2020
Finished goods	$180.3	$204.7
Service parts	169.8	169.0
Raw materials and work in process	194.1	124.5
Total inventories	$544.2	$498.2

NOTE 6: PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment, at cost less accumulated depreciation and amortization as of December 31:

	Estimated Useful Life (years)	2021	2020
Land and land improvements	(1)	$10.6	$13.1
Buildings and building improvements	15-30	69.1	90.9
Machinery, tools and equipment	5-12	85.2	95.4
Leasehold improvements (2)	10	24.2	22.3
Computer equipment	3	105.6	138.0
Computer software	5-10	129.0	140.5
Furniture and fixtures	5-8	59.7	61.2
Tooling	3-5	141.2	144.7
Construction in progress		7.8	7.5
Total property plant and equipment, at cost		$632.4	$713.6
Less accumulated depreciation and amortization		494.3	536.1
Total property plant and equipment, net		$138.1	$177.5
(1)Estimated useful life for land and land improvements is perpetual and 15 years, respectively.
(2)The estimated useful life for leasehold improvements is the lesser of 10 years or the term of the lease.

During 2021, 2020 and 2019, depreciation expense, computed on a straight-line basis over the estimated useful lives of the related assets, was $46.4, $73.7 and $82.2, respectively.

In the second quarter of 2021, the Company sold assets located at the Hamilton, Ohio facility for proceeds of approximately $1.7, which resulted in a gain on sale of $0.4.

In the fourth quarter of 2020, the Company sold its former headquarters building in North Canton, Ohio for proceeds of $7.2, which resulted in a gain on sale of $0.6.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2021
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
NOTE 7: INVESTMENTS

The Company’s investments, primarily in Brazil, consist of certificates of deposit that are recorded at fair value based upon quoted market prices. Changes in fair value are recognized in interest income, determined using the specific identification method, and were minimal. There were no gains from the sale of securities or proceeds from the sale of securities prior to the maturity date for the year ended December 31, 2021.

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

The Company’s investments consist of the following:

	Cost Basis	Unrealized Gain	Fair Value
As of December 31, 2021
Short-term investments
Certificates of deposit	$34.3	$—	$34.3
Long-term investments
Assets held in a rabbi trust	$5.4	$1.6	$7.0

As of December 31, 2020
Short-term investments
Certificates of deposit	$37.2	$—	$37.2
Long-term investments:
Assets held in a rabbi trust	$5.2	$1.4	$6.6

Securities and other investments also included a cash surrender value of insurance contracts of $4.0 and $3.7 as of December 31, 2021 and 2020, respectively.

During the second quarter of 2020, the Company surrendered several of its COLI plans. As a result, the Company received proceeds of $15.6 during the year ended December 31, 2020 from the closure of the respective plans. The Company recorded a gain of $7.2, and recorded this to Miscellaneous, net on the consolidated statement of operations.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2021
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
NOTE 8: GOODWILL AND INTANGIBLE ASSETS

The Company’s three reportable operating segments are Eurasia Banking, Americas Banking and Retail. The changes in carrying amounts of goodwill are summarized as follows:

	Eurasia Banking	Americas Banking	Retail	Total
Goodwill	$579.2	$431.3	$224.4	$1,234.9
Accumulated impairment losses	(291.7)	(122.0)	(57.2)	(470.9)
Balance at January 1, 2020	$287.5	$309.3	$167.2	$764.0
Divestitures	(7.8)	(2.4)	(1.2)	(11.4)
Currency translation adjustment	19.0	15.8	13.0	47.8
Goodwill	$590.4	$444.7	$236.2	$1,271.3
Accumulated impairment losses	(291.7)	(122.0)	(57.2)	(470.9)
Balance at December 31, 2020	$298.7	$322.7	$179.0	$800.4
Divestitures	—	—	(0.3)	(0.3)
Transferred to assets held for sale	—	—	(3.0)	(3.0)
Currency translation adjustment	(29.0)	(4.6)	(19.9)	(53.5)
Goodwill	$561.4	$440.1	$213.0	$1,214.5
Accumulated impairment losses	(291.7)	(122.0)	(57.2)	(470.9)
Balance at December 31, 2021	$269.7	$318.1	$155.8	$743.6

Goodwill. In the fourth quarter of 2021 and in connection with the annual goodwill impairment test, the Company elected to perform the optional qualitative assessment prescribed by Accounting Standards Codification (ASC) 350. Through the qualitative assessment, the Company evaluated whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the results of the qualitative assessments completed for each of the three reporting units, no indicators were identified that required a quantitative assessment.

The Company identified four reporting units, which are Eurasia Banking, Americas Banking, EMEA Retail and Rest of World Retail. Rest of World Retail had no goodwill remaining and the other three reporting units were determined to not be impaired based on the result of the qualitative assessment. Changes in certain assumptions or the Company's failure to execute on the current plan could have a significant impact to the estimated fair value of the reporting units.

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

The following summarizes information on intangible assets by major category:

		December 31, 2021			December 31, 2020
	Weighted-average remaining useful lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships, net	4.2 years	$703.3	$(401.6)	$301.7	$762.0	$(354.1)	$407.9

Capitalized software development	1.8 years	228.1	(184.9)	43.2	198.0	(160.0)	38.0
Development costs non-software	1.3 years	51.8	(51.6)	0.2	56.1	(55.8)	0.3
Other	5.8 years	50.8	(48.4)	2.4	69.8	(67.4)	2.4
Other intangible assets, net		330.7	(284.9)	45.8	323.9	(283.2)	40.7
Total		$1,034.0	$(686.5)	$347.5	$1,085.9	$(637.3)	$448.6

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2021
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
Costs incurred for the development of external-use software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. These costs are included within other intangible assets and are typically amortized on a straight-line basis over the estimated useful lives, which typically do not exceed three years. Amortization begins when the product is available for general release. Costs capitalized include third-party labor, direct labor and related overhead costs. Costs incurred prior to technological feasibility or after general release are expensed as incurred. The Company performs at least annual reviews to ensure that unamortized program costs remain recoverable from future revenue. If future revenue does not support the unamortized program costs, the amount by which the unamortized capitalized cost of a software product exceeds the net realizable value is written off.

The following table identifies the activity relating to total capitalized software development:

	2021	2020	2019
Beginning balance as of January 1	$38.0	$46.0	$70.7
Capitalization	31.1	17.2	23.1
Amortization	(23.3)	(27.2)	(30.6)
Impairment	—	—	(15.0)
Currency translation	(2.6)	2.0	(2.2)
Ending balance as of December 31	$43.2	$38.0	$46.0

The Company's total amortization expense, excluding deferred financing costs, was $102.7, $106.7 and $122.1 for the years ended December 31, 2021, 2020 and 2019, respectively. The expected annual amortization expense is as follows:

Estimated amortization
2022	$96.8
2023	93.0
2024	77.8
2025	59.1
2026	21.0
$347.7

NOTE 9: PRODUCT WARRANTIES

The Company provides its customers a standard manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts.

Changes in the Company’s warranty liability balance are illustrated in the following table:

	2021	2020
Balance at January 1	$38.6	$36.9
Current period accruals	24.4	29.0
Current period settlements	(24.4)	(27.6)
Currency translation	(2.3)	0.3
Balance at December 31	$36.3	$38.6

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2021
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
NOTE 10: RESTRUCTURING

The following table summarizes the impact of the Company’s restructuring charges on the consolidated statements of operations for the years ended December 31:

	2021	2020	2019
Cost of sales - services	$13.0	$14.1	$8.0
Cost of sales - products	2.4	8.2	1.7
Selling and administrative expense	13.1	52.9	37.4
Research, development and engineering expense	(0.3)	6.4	3.0
Loss on real estate	—	—	0.1
Total	$28.2	$81.6	$50.2

The following table summarizes the Company’s restructuring charges by reporting segment for the years ended December 31:

	2021	2020	2019
Severance
Eurasia Banking	$10.5	$32.1	$13.5
Americas Banking	3.2	2.5	1.8
Retail	1.2	16.5	9.7
Corporate	0.5	24.7	25.1
Total severance	15.4	75.8	50.1

Other
Eurasia Banking	0.6	2.0	—
Americas Banking	—	—	0.1
Retail	1.6	2.2	—
Corporate	10.6	1.6	—
Total other	12.8	5.8	0.1
Total	$28.2	$81.6	$50.2

DN Now

Commensurate with its strategy, in 2021, the Company completed the execution of its multi-year transformation program called DN Now. The Company’s DN Now initiatives consisted of a number of work streams designed to improve operational efficiency and sustainably increase profits and cash flows. The Company has achieved a substantial amount of annual cost savings associated with the DN Now initiatives. The Company incurred restructuring charges consisting primarily of severances and realignment of the Company's real estate footprint of $28.2, $81.6 and $50.2 for the years ended December 31, 2021, 2020 and 2019, respectively.

The following table summarizes the Company's cumulative total restructuring costs as of December 31, 2021 for DN Now. This table, as well as those above, exclude third-party costs incurred related to the implementation of the Company's transformation initiatives.

	DN Now
	Severance	Other
Eurasia Banking	$89.4	$2.6
Americas Banking	16.1	0.1
Retail	39.9	3.8
Corporate	54.8	12.2
Total	$200.2	$18.7

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2021
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
The following table summarizes the Company’s restructuring severance accrual balance and related activity:

Balance at January 1, 2019	$56.9
Liabilities incurred	50.2
Liabilities paid/settled	(64.5)
Balance at December 31, 2019	$42.6
Liabilities incurred	81.6
Liabilities paid/settled	(61.3)
Balance at December 31, 2020	$62.9
Liabilities incurred	15.4
Liabilities paid/settled	(43.0)
Balance at December 31, 2021	$35.3

NOTE 11: DEBT

Outstanding debt balances were as follows:

	December 31,
	2021	2020
Notes payable – current
Uncommitted lines of credit	$1.6	$0.2
2022 Revolving Facility	35.9	—
Term Loan A-1 Facility	—	—
Term Loan B Facility - USD	4.8	4.8
Term Loan B Facility - Euro	4.7	5.1
Other	0.3	0.6
	47.3	10.7
Short-term deferred financing fees	(0.2)	—
	$47.1	$10.7

Long-term debt
2023 Revolving Facility	$25.0	$60.1
Term Loan B Facility - USD	381.0	385.7
Term Loan B Facility - Euro	375.6	412.1
2024 Senior Notes	400.0	400.0
2025 Senior Secured Notes - USD	700.0	700.0
2025 Senior Secured Notes - EUR	396.4	429.5
Other	4.2	3.1
	2,282.2	2,390.5
Long-term deferred financing fees	(36.6)	(54.8)
	$2,245.6	$2,335.7
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
FORM 10-K as of December 31, 2021
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
The 2025 Senior Secured Notes are or will be, as applicable, guaranteed on a senior secured basis by (i) all of Diebold Nixdorf, Incorporated’s existing and future direct and indirect U.S. subsidiaries that guarantee the obligations under the credit agreement (the Credit Agreement) governing the Company's revolving credit facility (the Revolving Facility) and (ii) all of Diebold Nixdorf, Incorporated’s existing and future direct and indirect U.S. subsidiaries (other than securitization subsidiaries, immaterial subsidiaries and certain other subsidiaries) that guarantee any of the Diebold Nixdorf Dutch Holding B.V.’s, Diebold Nixdorf, Incorporated’s or its subsidiary guarantors’ indebtedness for borrowed money (collectively, the U.S. subsidiary guarantors). Additionally, the 2025 Senior Secured Notes - USD and the 2025 Senior Secured Notes - EUR are guaranteed on a senior secured basis by Diebold Nixdorf Dutch Holdings B.V. and Diebold Nixdorf, Incorporated, respectively. The 2025 Senior Secured Notes are secured by first-priority liens on substantially all of the tangible and intangible assets of Diebold Nixdorf, Incorporated, Diebold Nixdorf Dutch Holding B.V. and the U.S. subsidiary guarantors, in each case subject to permitted liens and certain exceptions. The first-priority liens on the collateral securing the 2025 Senior Secured Notes - USD and the related guarantees and the 2025 Senior Secured Notes - EUR and the related guarantees are shared ratably among the 2025 Senior Secured Notes and the obligations under the Credit Agreement.

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

In addition to the 2025 Senior Secured Notes, the Company also has an outstanding $400.0 aggregate principal amount of 8.5 percent Senior Notes due 2024 (the 2024 Senior Notes). The 2024 Senior Notes were issued by Diebold Nixdorf, Incorporated and are guaranteed on a senior unsecured basis by the U.S. subsidiary guarantors and Diebold Nixdorf Dutch Holding B.V., and mature in April 2024.

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

On July 20, 2020, the Company entered into the ninth amendment to the Credit Agreement (the Ninth Amendment). The Ninth Amendment amended the Credit Agreement to, among other things, extend the maturity of $330.0 of revolving credit commitments from April 30, 2022 to July 20, 2023 and amend the financial covenants in the Credit Agreement in connection with the extension of such maturities and, effective as of the date of the Ninth Amendment, the Company terminated its other revolving credit commitments under the Revolving Facility.

As of December 31, 2021, the debt facilities under the Credit Agreement were secured by substantially all assets of Diebold Nixdorf, Incorporated and its domestic subsidiaries that are borrowers and guarantors under the Credit Agreement, subject to certain exceptions and permitted liens.

On March 11, 2022, the Company entered into the eleventh and most recent amendment to its Credit Agreement, to amend the financial covenants with respect to its "Total Net Leverage Ratio" (as defined in the Credit Agreement).

Uncommitted Line of Credit

As of December 31, 2021, the Company had various international, short-term uncommitted lines of credit with borrowing limits aggregating to $29.1. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of December 31, 2021 and 2020 was 3.24 percent and 7.61 percent, respectively. Short-term uncommitted lines mature in less than one year. The remaining amount available under the short-term uncommitted lines at December 31, 2021 was $27.5.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2021
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
The cash flows related to debt borrowings and repayments were as follows:

	December 31,
	2021	2020
Revolving credit facility borrowings	$590.9	$765.2

Revolving credit facility repayments	$(590.1)	$(705.1)

Proceeds from 2025 Senior Secured Notes - USD	$—	$693.2
Proceeds from 2025 Senior Secured Notes - EUR	—	394.6
International short-term uncommitted lines of credit borrowings	11.2	20.0
Other debt borrowings	$11.2	$1,107.8

Payments on Term Loan A Facility under the Credit Agreement	$—	$(370.3)
Payments on Term Loan A-1 Facility under the Credit Agreement	—	(618.9)
Payments on Term Loan B Facility - USD under the Credit Agreement	(4.8)	(18.2)
Payments on Term Loan B Facility - Euro under the Credit Agreement	(4.8)	(17.7)
International short-term uncommitted lines of credit and other repayments	(9.8)	(24.8)
Other debt repayments	$(19.4)	$(1,049.9)

The interest rates with respect to the Revolving Facility are based on, at the Company’s option, adjusted LIBOR or an alternative base rate, in each case plus an applicable margin tied to the Company’s then applicable total net leverage ratio. Such applicable margins range from LIBOR-based Revolving Loans, 1.25 percent to 4.25 percent, and for base-rate Revolving Loans, 1.00 percent less than in the case of LIBOR-based loans.

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
(i)LIBOR with a floor of 0.0 percent
(ii)LIBOR with a floor of 0.5 percent
(iii)EURIBOR with a floor of 0.0 percent

The Company's debt agreements contain various financial covenants, including net debt to EBITDA and net interest coverage ratio, along with certain negative covenants that, among other things, limit dividends, acquisitions and the use of proceeds from divestitures. The Credit Agreement financial ratios are as follows:

•a maximum allowable total net debt to adjusted EBITDA leverage ratio of 5.75 to 1.00 for the quarter ended December 31, 2021 (increasing based on the eleventh amendment to the Credit Agreement to 6.75 for the quarters ended March 31, 2022 and June 30, 2022, and thereafter decreasing to 6.50 for the quarter ended September 30, 2022, 5.50 for the quarter ended December 31, 2022, and 5.25 for the quarter ended March 31, 2023); and
•a minimum adjusted EBITDA to net interest expense coverage ratio of not less than 1.63 to 1.00 (increasing to 1.75 on September 30, 2022 and thereafter).

As of December 31, 2021, the Company was in compliance with the financial covenants in its debt agreements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2021
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Maturities of long-term debt as of December 31, 2021 are as follows:

Maturities of Debt
2022	$47.3
2023	782.7
2024	401.1
2025	1,097.4
2026	1.0
$2,329.5

Interest expense on the Company’s debt instruments for the years ended December 31, 2021, 2020 and 2019 was $180.0, $269.7 and $173.2, respectively.

The Company incurred $0.0 and $26.4 of debt issuance costs in the years ended December 31, 2021 and 2020, respectively, related to the Credit Agreement, which are amortized as a component of interest expense over the terms.

NOTE 12: REDEEMABLE NONCONTROLLING INTERESTS

Changes in redeemable noncontrolling interests were as follows:

	2021	2020	2019
Balance at January 1	$19.2	$20.9	$130.4
Other comprehensive income	—	—	(1.7)
Redemption value adjustment	—	(1.7)	(18.6)
Redemption of shares	—	—	(89.2)
Termination of put option	(19.2)	—	—
Balance at December 31	$—	$19.2	$20.9

During the first quarter of 2021, the Company entered into an agreement whereby its ownership percentage in a certain consolidated but non-wholly owned subsidiary in Europe was reduced by means of capital contributions from noncontrolling shareholders totaling $12.7. Following entry into the agreement, the Company maintains a controlling interest in the subsidiary. As part of this agreement, the put option that could have required the Company to acquire the noncontrolling shares was irrevocably waived, reducing the redeemable noncontrolling interest to zero.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2021
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
NOTE 13: ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the years ended December 31:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-Retirement Benefits	Other	Accumulated Other Comprehensive Loss
Balance at December 31, 2019	$(231.5)	$(2.6)	$5.2	$(146.6)	$0.2	$(375.3)
Other comprehensive income (loss) before reclassifications (1)	(25.2)	—	(16.3)	(7.7)	(0.8)	(50.0)
Amounts reclassified from AOCI	—	—	5.0	7.4	—	12.4
Net current period other comprehensive income (loss)	(25.2)	—	(11.3)	(0.3)	(0.8)	(37.6)
Balance at December 31, 2020	$(256.7)	$(2.6)	$(6.1)	$(146.9)	$(0.6)	$(412.9)
Other comprehensive income (loss) before reclassifications (1)	(54.2)	0.7	8.6	7.0	(0.9)	(38.8)
Amounts reclassified from AOCI	—	—	(2.1)	75.3	—	73.2
Net current period other comprehensive income (loss)	(54.2)	0.7	6.5	82.3	(0.9)	34.4
Balance at December 31, 2021	$(310.9)	$(1.9)	$0.4	$(64.6)	$(1.5)	$(378.5)
(1)     Other comprehensive income (loss) before reclassifications within the translation component excludes (gains)/losses of $(0.6) and $1.6 of translation attributable to noncontrolling interests for December 31, 2021 and 2020, respectively.

The following table summarizes the details about amounts reclassified from AOCI for the years ended December 31:

	2021	2020
	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations
Interest rate hedges (net of tax of $0.8 and $(1.8), respectively)	$(2.1)	$5.0	Interest expense
Pension and post-retirement benefits:
Net prior service benefit amortization (net of tax of $0.0 and $0.2, respectively)	—	0.5	(1)
Net actuarial gains recognized during the year (net of tax of $23.2 and $1.5, respectively)	76.0	6.1	(1)
Net actuarial gains (losses) recognized due to settlement (net of tax of $(0.4) and $0.3, respectively)	(0.7)	0.8	(1)
	75.3	7.4
Total reclassifications for the period	$73.2	$12.4
(1)    Pension and other post-retirement benefits AOCI components are included in the computation of net periodic benefit cost (refer to Note 15: Benefit Plans).

NOTE 14: ACQUISITIONS AND DIVESTITURES

Divestitures
In the second quarter of 2021, the Company divested its Asia Pacific Electronic Security business, a non-core, wholly owned portion of the banking business. The sale resulted in a gain of approximately $1.0 and cash proceeds of $5.8.

In the fourth quarter of 2021, the Company divested Prosystems IT GmbH, a non-core, wholly owned European ERP business which resulted in a loss on sale of $3.9 million and a net cash consideration distribution of $4.7.

In the fourth quarter of 2021, the Company signed a divestiture agreement for its German reverse vending business. As of December 31, 2021, the transaction had not closed as it was pending the regulatory process; however, the agreement was finalized and all conditions for held-for-sale accounting were met. Accordingly, the Company has categorized the related assets and liabilities as held-for-sale as of December 31, 2021. An impairment loss was recorded in 2021 for $1.3 based on expected proceeds of approximately $10.0. The sale was completed as anticipated in the first quarter of 2022.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2021
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
In 2020, the Company divested several non-core, non-accretive businesses, which resulted in a loss on sale of $11.5 for the year ended December 31, 2020.

In the first quarter of 2020, the Company divested Portavis GmbH, a non-core, non-wholly owned Eurasia Banking consulting business, which resulted in a gain of $1.8 and cash consideration received of $10.1, excluding cash divested. In the second quarter of 2020, the Company unconsolidated a portion of its non-wholly owned operations in China, which resulted in a loss of $8.6 and cash consideration received of $26.8 along with increased ownership in Inspur, from 40.0 percent to 48.1 percent. Additionally, the Company sold Cryptera A/S, a Danish subsidiary, which resulted in a loss of $5.9. In the fourth quarter of 2020, the Company sold an Italian non-core ERP Retail software asset, which resulted in a gain of $1.9 and cash consideration received of $3.2. Also in the fourth quarter of 2020, the Company sold a domestic Brazilian Banking software asset, which was impaired by $4.1 in the third quarter of 2020, and resulted in a fourth quarter loss on sale of $1.0 and cash consideration received of $7.9.

NOTE 15: BENEFIT PLANS

Qualified Retirement Benefits. The Company has a qualified retirement plan covering certain U.S. employees that has been closed to new participants since 2003 and frozen since December 2013.

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
FORM 10-K as of December 31, 2021
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
The following tables set forth the change in benefit obligation, change in plan assets, funded status, consolidated balance sheet presentation and net periodic benefit cost for the Company’s defined benefit pension plans and other benefits at and for the years ended December 31:

	Retirement Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans
	2021	2020	2021	2020	2021	2020
Change in benefit obligation
Benefit obligation at beginning of year	$620.1	$580.0	$468.7	$456.1	$13.7	$17.1
Service cost	—	3.8	9.8	9.8	0.1	0.1
Interest cost	15.9	18.9	2.9	4.0	0.7	0.8
Actuarial loss (gain)	(24.0)	47.7	(5.4)	14.6	(8.0)	(1.3)
Plan participant contributions	—	—	1.4	1.4	—	—
Benefits paid	(27.6)	(30.3)	(6.5)	(21.7)	(0.5)	(0.7)
Plan amendments	—	—	(2.9)	2.1	—	—
Curtailment	—	—	—	(1.1)	—	—
Settlements	—	—	(18.4)	(0.7)	—	—
Foreign currency impact	—	—	(29.1)	37.6	(0.3)	(2.3)
Acquired benefit plans and other	—	—	—	(33.4)	—	—
Benefit obligation at end of year	584.4	620.1	420.5	468.7	5.7	13.7
Change in plan assets
Fair value of plan assets at beginning of year	486.4	427.8	394.1	359.6	—	—
Actual return on plan assets	48.9	70.2	41.6	15.0	—	—
Employer contributions	3.5	18.7	9.6	8.4	0.5	0.7
Plan participant contributions	—	—	1.4	1.4	—	—
Benefits paid	(27.5)	(30.3)	(6.5)	(21.7)	(0.5)	(0.7)
Foreign currency impact	—	—	(27.5)	32.1	—	—
Settlements	—	—	(18.3)	(0.7)	—	—
Fair value of plan assets at end of year	511.3	486.4	394.4	394.1	—	—
Funded status	$(73.1)	$(133.7)	$(26.1)	$(74.6)	$(5.7)	$(13.7)
Amounts recognized in balance sheets
Noncurrent assets	$—	$2.7	$—	$—	$—	$—
Current liabilities	3.5	3.5	3.3	11.5	0.6	0.9
Noncurrent liabilities (1)	69.6	132.9	22.7	63.1	5.1	12.9
Accumulated other comprehensive loss:
Unrecognized net actuarial (loss) gain (2)	(94.9)	(154.4)	13.8	(4.9)	4.8	(3.8)
Unrecognized prior service (cost) benefit (2)	—	—	3.9	1.1	—	—
Net amount recognized	$(21.8)	$(20.7)	$43.7	$70.8	$10.5	$10.0
(1)    Included in the consolidated balance sheets in pensions, post-retirement and other benefits.
(2)    Represents amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2021
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

	Retirement Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans
	2021	2020	2021	2020	2021	2020
Change in accumulated other comprehensive loss
Balance at beginning of year	$(154.5)	$(159.4)	$(3.8)	$6.5	$(3.8)	$(7.5)
Prior service credit/loss recognized during the year	—	—	—	0.7	—	—
Net actuarial gains (losses) recognized during the year	50.6	7.8	23.6	(0.6)	8.0	0.4
Net actuarial (losses) gains occurring during the year	9.0	(2.9)	0.3	(12.0)	0.2	1.3
Net actuarial losses recognized due to settlement	—	—	(1.1)	1.1	—	—
Acquired benefit plans and other	—	—	(0.1)	0.2	0.2	—
Foreign currency impact	—	—	(1.2)	0.3	0.2	2.0
Balance at end of year	$(94.9)	$(154.5)	$17.7	$(3.8)	$4.8	$(3.8)

	Retirement Benefits						Other Benefits
	U.S. Plans			Non-U.S. Plans
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Components of net periodic benefit cost
Service cost	$—	$3.8	$3.7	$9.8	$9.8	$9.8	$0.1	$0.1	$0.1
Interest cost	15.9	18.9	22.1	2.9	4.0	6.5	0.7	0.8	1.0
Recognition/establishment of Germany benefit obligation	—	—	—	—	—	7.1	—	—	—
Expected return on plan assets	(22.3)	(25.4)	(24.7)	(14.5)	(13.4)	(12.3)	—	—	—
Other Adjustments	—	—	—	—	0.2	—	—	—	—
Amortization of prior service cost	—	—	—	(0.1)	2.8	(0.1)	—	—	—
Recognized net actuarial loss	8.9	7.8	5.1	0.3	(0.6)	(1.5)	0.2	0.4	0.4
Settlement gain	—	—	—	(1.1)	1.1	(0.9)	—	—	—
Net periodic benefit cost	$2.5	$5.1	$6.2	$(2.7)	$3.9	$8.6	$1.0	$1.3	$1.5

The following table represents information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31:

	U.S. Plans		Non-U.S. Plans
	2021	2020	2021	2020
Projected benefit obligation	$584.4	$610.4	$293.9	$319.2
Accumulated benefit obligation	$584.4	$610.4	$282.3	$297.5
Fair value of plan assets	$511.3	$474.0	$88.7	$90.5

The following table represents the weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans
	2021	2020	2021	2020	2021	2020
Discount rate	2.99%	2.62%	2.39%	0.66%	4.22%	5.17%
Rate of compensation increase	N/A	N/A	3.89%	2.48%	N/A	N/A

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2021
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
The following table represents the weighted-average assumptions used to determine periodic benefit cost at December 31:

	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans
	2021	2020	2021	2020	2021	2020
Discount rate	2.62%	3.35%	1.90%	0.94%	5.19%	5.70%
Expected long-term return on plan assets	6.05%	6.50%	3.32%	3.68%	N/A	N/A
Rate of compensation increase	N/A	N/A	3.63%	2.85%	N/A	N/A

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

During 2021, the Society of Actuaries released new mortality tables (Pri-2012) and projection scales resulting from recent studies measuring mortality rates for various groups of individuals. As of December 31, 2021, the Company used the Pri-2012 mortality tables and the MP-2021 mortality projection scales. The Pri-2012 mortality tables were also used in 2020, but in conjunction with the MP-2020 mortality projection scaled.

The following table represents assumed healthcare cost trend rates at December 31:

	2021	2020
Healthcare cost trend rate assumed for next year	5.6%	6.3%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.0%	5.0%
Year that rate reaches ultimate trend rate	2045	2025

The healthcare trend rates for the postemployment benefits plans in the U.S. are reviewed based upon the results of actual claims experience. The Company used initial healthcare cost trends of 5.6 percent and 6.3 percent in 2021 and 2020, respectively, with an ultimate trend rate of 4.0 percent reached in 2045. Assumed healthcare cost trend rates have a modest effect on the amounts reported for the healthcare plans.

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
FORM 10-K as of December 31, 2021
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
The following table summarizes the Company’s target allocation for these asset classes in 2022, which are readjusted at least quarterly within a defined range for the U.S., and the Company’s actual pension plan asset allocation as of December 31, 2021 and 2020:

	U.S. Plans			Non-U.S. Plans
	Target	Actual		Target	Actual
	2022	2021	2020	2022	2021	2020
Equity securities	45%	46%	50%	55%	55%	50%
Debt securities	52%	50%	37%	25%	25%	22%
Real estate	2%	3%	4%	12%	12%	10%
Other	1%	1%	9%	8%	8%	18%
Total	100%	100%	100%	100%	100%	100%

The following table summarizes the fair value categorized into a three level hierarchy, as discussed in Note 1: Summary of Significant Accounting Policies, based upon the assumptions (inputs) of the Company’s plan assets as of December 31, 2021:

	U.S. Plans				Non-U.S. Plans
	Fair Value	Level 1	Level 2	NAV	Fair Value	Level 1	Level 2	NAV
Cash and short-term investments	$2.5	$2.5	$—	$—	$19.7	$19.7	$—	$—
Other	0.5	0.5	—	—	—	—	—	—
Mutual funds	1.1	1.1	—	—	0.7	—	—	0.7
Equity securities
International developed markets	—	—	—	—	216.8	214.6	—	2.2
Fixed income securities
International corporate bonds	—	—	—	—	58.8	58.8	—	—
Fixed and index funds	—	—	—	—	38.6	18.9	—	19.7
Common collective trusts
Real estate (a)	17.2	—	—	17.2	45.8	—	15.9	29.9
Other (b)	485.9	—	—	485.9	—	—	—
Alternative investments
Private equity funds (c)	4.1	—	—	4.1	—	—	—	—
Other alternative investments (d)	—	—	—	—	14.0	0.4	—	13.6
Fair value of plan assets at end of year	$511.3	$4.1	$—	$507.2	$394.4	$312.4	$15.9	$66.1

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2021
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
The following table summarizes the fair value of the Company’s plan assets as of December 31, 2020:

	U.S. Plans				Non-U.S. Plans
	Fair Value	Level 1	Level 2	NAV	Fair Value	Level 1	Level 2	NAV
Cash and short-term investments	$16.4	$16.4	$—	$—	$20.9	$20.1	$0.8	$—
Equity securities
U.S. small cap core	23.6	23.6	—	—	9.3	9.3	—	—
International developed markets	52.7	52.7	—	—	188.6	188.6	—	—
Fixed income securities
U.S. corporate bonds	61.8	—	61.8	—	7.8	—	7.8	—
International corporate bonds	—	—	—	—	67.5	—	67.5	—
U.S. government	5.5	—	5.5	—	10.9	—	10.9	—
Fixed and index funds	1.9	—	1.9	—	—	—	—	—
Common collective trusts
Real estate (a)	18.0	—	—	18.0	6.3	—	6.3	—
Other (b)	280.8	—	280.8	—	—	—	—	—
Alternative investments
Multi-strategy hedge funds	21.4	—	—	21.4	—	—	—	—
Private equity funds (c)	4.3	—	—	4.3	—	—	—	—
Other alternative investments (d)	—	—	—	—	82.8	—	—	82.8
Fair value of plan assets at end of year	$486.4	$92.7	$350.0	$43.7	$394.1	$218.0	$93.3	$82.8

In 2021 and 2020, the fair value of investments categorized as level 3 represent the plan's interest in private equity, hedge and property funds. The fair value for these assets is determined based on the NAV as reported by the underlying investment managers.

(a) Real estate common collective trust. The objective of the real estate common collective trust (CCT) is to achieve long-term returns through investments in a broadly diversified portfolio of improved properties with stabilized occupancies. As of December 31, 2021, investments in this CCT, for U.S. plans, included approximately 31 percent office, 24 percent residential, 12 percent retail and 33 percent industrial, cash and other. As of December 31, 2020, investments in this CCT, for U.S. plans, included approximately 36 percent office, 22 percent residential, 21 percent retail and 21 percent industrial, cash and other. Investments in the real estate CCT can be redeemed once per quarter subject to available cash, with a 30-day notice.

(b) Other common collective trusts. At December 31, 2021, approximately 52 percent of the other CCTs are invested in fixed income securities including 42 percent in corporate bonds and 58 percent in U.S. Treasury and other. Approximately 20 percent of the other CCTs at December 31, 2021 are invested in Russell 1000 Fund large cap index funds, 15 percent in International Funds, and approximately 13 percent in funds, including emerging markets, real assets, and other funds. At December 31, 2020, approximately 41 percent of the other CCTs are invested in fixed-income securities, including approximately 25 percent in mortgage-backed securities, 55 percent in corporate bonds and 20 percent in U.S. Treasury and other. Approximately 33 percent of the other CCTs at December 31, 2020 are invested in Russell 1000 Fund large cap index funds, 16 percent in S&P Mid Cap 400 index funds and 10 percent in emerging markets equity fund. Investments in all common collective trust securities can be redeemed daily.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2021
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
(c)    Private equity funds. The objective of the private equity funds is to achieve long-term returns through investments in a diversified portfolio of private equity limited partnerships that offer a variety of investment strategies, targeting low volatility and low correlation to traditional asset classes. As of December 31, 2021 and 2020, investments in these private equity funds include approximately 33 percent and 46 percent, respectively, in buyout private equity funds that usually invest in mature companies with established business plans, approximately 29 percent and 26 percent, respectively, in special situations private equity and debt funds that focus on niche investment strategies and approximately 19 percent and 28 percent respectively, in venture private equity funds that invest in early development or expansion of business. Investments in the private equity fund can be redeemed only with written consent from the general partner, which may or may not be granted. At December 31, 2021 and 2020 the Company had unfunded commitments of underlying funds $2.4.

(d) Other alternative investments. Following the Acquisition, the Company’s plan assets were expanded with a combination of insurance contracts, multi-strategy investment funds and company-owned real estate. The fair value for these assets is determined based on the NAV as reported by the underlying investment manager, insurance companies and the trustees of the CTA.

The following table represents the amortization amounts expected to be recognized during 2022:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits
Amount of net prior service credit	$—	$(0.4)	$—
Amount of net loss (gain)	$6.2	$(1.8)	$(0.4)

The Company contributed $13.6 to its retirement and other benefit plans, including contributions to the nonqualified plan and benefits paid from company assets. In 2021, the Company received a reimbursement of $16.4 from the CTA assets to the Company for benefits paid directly from company assets during the year ended December 31, 2021. The Company expects to contribute approximately $0.7 to its other post-retirement benefit plan and expects to contribute approximately $34.7 to its retirement plans, including the nonqualified plan, as well as benefits payments directly from the Company during the year ending December 31, 2022. The Company anticipates reimbursement of approximately $18 for certain benefits paid from its trustee in 2022. The following benefit payments, which reflect expected future service, are expected to be paid:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits	Other Benefits after Medicare Part D Subsidy
2022	$30.0	$28.6	$0.7	$0.6
2023	$30.6	$20.6	$0.6	$0.6
2024	$31.1	$21.3	$0.6	$0.6
2025	$31.8	$22.3	$0.6	$0.5
2026	$32.2	$23.9	$0.5	$0.5
2027-2031	$163.1	$115.0	$2.1	$2.0

Retirement Savings Plan. The Company offers employee 401(k) savings plans (Savings Plans) to encourage eligible employees to save on a regular basis by payroll deductions. The Company match is determined by the Board of Directors and evaluated at least annually. Total Company match was $7.4, $6.9 and $0.7 for the years ended December 31, 2021, 2020 and 2019, respectively. In January 2019, the Company suspended its match to the Savings Plans. In January 2020, the Company reinstated its match to the Savings Plans. The Company's basic match is now 50 percent on the first 6 percent of a participant's qualified contributions, subject to IRS limits.
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
FORM 10-K as of December 31, 2021
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

The Company's lease population has initial lease terms ranging from less than one year to approximately fifteen years. Some leases include one or more options to renew, with renewal terms that can extend the lease term from six months to 15 years. The Company assesses these renewal/extension options using a threshold of reasonably certain, which is a high threshold and, therefore, the majority of its lease terms for accounting purposes do not include renewal periods. For leases where the Company is reasonably certain to renew, those optional periods are included within the lease term and, therefore, the measurement of the ROU asset and lease liability. Some of the vehicle and IT equipment leases also include options to purchase the leased asset, typically at end of term at fair market value. Some of the Company's leases include options to terminate the lease early. This allows the contract parties to terminate their obligations under the lease contract, sometimes in return for an agreed upon financial consideration. The terms and conditions of the termination options vary by contract, and for those leases where the Company is reasonably certain to use these options, the term and payments recognized in the measurement of ROU assets and lease liabilities has been updated accordingly. Additionally, there are several open-ended lease arrangements where the Company controls the option to continue or terminate the arrangement at any time after the first year. For these arrangements, the Company has analyzed a mix of historical use and future economic incentives to determine the reasonable expected holding period. This term is used for measurement of ROU assets and lease liabilities.

The following table summarizes the weighted-average remaining lease terms and discount rates related to the Company's lease population:

	December 31, 2021	December 31, 2020
Weighted-average remaining lease terms (in years)
Operating leases	4.0	4.2
Finance leases	3.3	3.7
Weighted-average discount rate
Operating leases	6.8%	11.0%
Finance leases	6.2%	10.6%

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
FORM 10-K as of December 31, 2021
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
During the fourth quarter of 2020, the Company signed a lease agreement for an updated manufacturing facility in North Canton, Ohio. This lease has not reached its commencement date, but has a 15-year term and has initial annual lease obligations of $0.8. Otherwise, at December 31, 2021, the Company did not have any material leases that have not yet commenced.

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

The following table summarizes the components of lease expense for the years ended December 31:

	2021	2020	2019
Lease expense
Operating lease expense	$87.3	$93.6	$109.0
Finance lease expense
Amortization of ROU lease assets	$2.9	$1.5	$0.7
Interest on lease liabilities	$0.9	$0.5	$0.4
Variable lease expense	$7.8	$8.0	$13.2

The following table summarizes the maturities of lease liabilities:

	Operating	Finance
2022	$63.1	$2.9
2023	42.4	1.9
2024	26.9	1.5
2025	14.8	0.6
2026	9.8	0.4
Thereafter	25.3	—
Total	182.3	7.3
Less: Present value discount	(24.8)	(0.7)
Lease liability	$157.5	$6.6

The following table summarizes the cash flow information related to leases:

	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating - operating cash flows	$87.3	$94.4
Finance - financing cash flows	$2.3	$1.6
Finance - operating cash flows	$0.4	$0.7
ROU lease assets obtained in the exchange for lease liabilities:
Operating leases	$57.4	$37.4
Finance leases	$4.5	$4.0

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2021
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
The following table summarizes the balance sheet information related to leases:

	December 31, 2021	December 31, 2020
Assets
Operating	$152.4	$143.3
Finance	7.1	5.2
Total leased assets	$159.5	$148.5

Current liabilities
Operating	$54.5	$55.7
Finance	2.5	1.9
Noncurrent liabilities
Operating	103.0	93.1
Finance	4.1	3.0
Total lease liabilities	$164.1	$153.7
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

Future minimum payments due from customers under finance lease receivables as of December 31, 2021 are as follows:

2022	$15.0
2023	6.4
2024	5.6
2025	5.5
2026	5.5
Thereafter	1.5
$39.5

The following table presents the components of finance lease receivables as of December 31:

	2021	2020
Gross minimum lease receivable	$39.5	$44.0
Allowance for credit losses	(0.3)	(0.2)
Estimated unguaranteed residual values	0.1	0.2
	39.3	44.0
Less:
Unearned interest income	(1.2)	(1.5)
Unearned residuals	—	—
	(1.2)	(1.5)
Total	$38.1	$42.5

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2021
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
The Company's combined allowance for finance receivables and notes receivables was minimal for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, finance leases and notes receivables individually evaluated for impairment were $38.4 and $0.6, respectively, with no provision recorded. As of December 31, 2020, finance leases and notes receivables individually evaluated for impairment were $42.5 and $3.5, respectively, with no provision recorded. As of December 31, 2021 and 2020, the recorded investment in past-due financing receivables was minimal and no recorded investment in finance receivables was past due 90 days or more and still accruing interest.

The following table presents finance lease receivables sold by the Company for the years ended December 31:

	2021	2020	2019
Finance lease receivables sold	$1.9	$5.0	$2.7

NOTE 18: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The Company uses derivatives to mitigate the economic consequences associated with fluctuations in currencies and interest rates. The following table summarizes the gain (loss) recognized on derivative instruments:

Derivative instrument	Classification on consolidated statement of operations	2021	2020	2019
Interest rate swaps and non-designated hedges	Interest expense	$(8.4)	$(14.3)	$(3.4)
Foreign exchange forward contracts and cash flow hedges	Net sales	—	1.2	0.4
Foreign exchange forward contracts and cash flow hedges	Cost of sales	0.1	—	—
Foreign exchange forward contracts and cash flow hedges	Foreign exchange gain (loss), net	(4.6)	(30.9)	5.0
Total		$(12.9)	$(44.0)	$2.0

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

WNI, a EUR-functional currency subsidiary, is exposed to foreign exchange risk due to sales that are denominated in GBP. To hedge this risk, the Company enters into and designates certain foreign currency forward contracts to sell GBP and buy EUR as cash flow hedges of the Company’s GBP-denominated intercompany sales.

Derivative instruments are recorded on the balance sheet at fair value. For transactions designated as cash flow hedges, the effective portion of changes in the fair value are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged forecasted transactions impact earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. As of December 31, 2021, the Company had the following outstanding foreign currency derivatives that were used to hedge its foreign exchange risks:

Foreign Currency Derivative	Number of Instruments	Notional Sold		Notional Purchased
Currency forward agreements (GBP-EUR)	4	2.2	GBP	2.6	EUR
Currency forward agreements (USD-EUR)	2	1.0	EUR	1.2	USD

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2021
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

NOTE 19: FAIR VALUE OF ASSETS AND LIABILITIES

Assets and Liabilities Recorded at Fair Value

Assets and liabilities subject to fair value measurement by fair value level and recorded at fair value are as follows:

	Classification on consolidated balance sheets	December 31, 2021			December 31, 2020
		Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets
Certificates of deposit	Short-term investments	$34.3	$34.3	$—	$37.2	$37.2	$—
Assets held in rabbi trusts	Securities and other investments	7.0	7.0	—	6.6	6.6	—
Foreign exchange forward contracts	Other current assets	0.1	—	0.1	1.7	—	1.7
Total		$41.4	$41.3	$0.1	$45.5	$43.8	$1.7

Liabilities
Foreign exchange forward contracts	Other current liabilities	$0.1	$—	$0.1	$2.7	$—	$2.7
Interest rate swaps - short term	Other current liabilities	2.8	—	2.8	4.7	—	4.7
Interest rate swaps - long term	Other liabilities	—	—	—	3.0	—	3.0
Deferred compensation	Other liabilities	7.0	7.0	—	6.6	6.6	—
Total		$9.9	$7.0	$2.9	$17.0	$6.6	$10.4

The Company uses the end of the period when determining the timing of transfers between levels. During each of the years ended December 31, 2021 and 2020, there were no transfers between levels.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2021
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
The carrying amount of the Company's debt instruments approximates fair value except for the 2024 Senior Notes and the 2025 Senior Secured Notes. The fair value is summarized as follows:

	December 31, 2021		December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
2024 Senior Notes	$401.0	$400.0	$400.0	$400.0
2025 Senior Secured Notes - USD	$745.5	$700.0	$778.8	$700.0
2025 Senior Secured Notes - EUR	$423.7	$396.4	$466.0	$429.5

Refer to Note 11: Debt for further details surrounding long-term debt as of December 31, 2021. Additionally, the Company remeasures certain assets to fair value, using Level 3 measurements, as a result of the occurrence of triggering events. There was no significant assets or liabilities that were remeasured at fair value on a non-recurring basis during the periods presented.

NOTE 20: COMMITMENTS AND CONTINGENCIES

Contractual Obligations

At December 31, 2021, the Company's purchase commitments due within one year were minimal for materials and services through contract manufacturing agreements at negotiated prices. The amounts purchased under these obligations were minimal in 2021. The Company guarantees a fixed cost of certain products used in production to its strategic partners. Variations in the products costs are absorbed by the Company.

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

At December 31, 2021, the Company was a party to several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the consolidated financial statements would not be materially affected by the outcome of these indirect tax claims and/or proceedings or asserted claims.

A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated accrual. The Company estimated the aggregate risk at December 31, 2021 to be up to $55.8 for its material indirect tax matters. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire.

Legal Contingencies

At December 31, 2021, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate were considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2021
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

In both appraisal proceedings, a court ruling would apply to all Diebold Nixdorf AG shares outstanding at the time when the DPLTA or the merger squeeze-out, respectively, became effective. Any cash compensation received by former Diebold Nixdorf AG shareholders in connection with the merger squeeze-out would be netted with any higher cash compensation such shareholder may still claim in connection with the DPLTA appraisal proceeding. While the Company believes that the compensation offered in connection with the DPLTA and the merger squeeze-out was in both cases fair, it notes that German courts often adjudicate increases of the cash compensation to plaintiffs in varying amounts in connection with German appraisal proceedings. Therefore, the Company cannot rule out that the first instance court or an appellate court may increase the cash compensation also in these appraisal proceedings. The Company, however, is convinced that its defense in both appraisal proceedings is supported by strong sets of facts and the Company vigorously defends itself in these matters.

In July and August 2019, shareholders filed putative class action lawsuits alleging violations of federal securities laws in the United States District Court for the Southern District of New York and the Northern District of Ohio. The lawsuits collectively assert that the Company and three former officers (collectively, Defendants) made material misstatements regarding the Company’s business and operations, causing the Company’s common stock to be overvalued from February 14, 2017 to August 1, 2018. The lawsuits were consolidated before a single judge in the United States District Court for the Southern District of New York and lead plaintiff appointed. In March 2021, the judge granted Defendants’ motion to dismiss and in April 2021 judgment was rendered in the Defendants’ favor. Although the plaintiffs originally filed an appeal, in June 2021, the plaintiffs subsequently withdrew the appeal and, therefore, the litigation is over, fully resolved in favor of the Company and its former officers.

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

Bank Guarantees, Standby Letters of Credit, and Surety Bonds

In the ordinary course of business, the Company may issue performance guarantees on behalf of its subsidiaries to certain customers and other parties. Some of those guarantees may be backed by standby letters of credit, surety bonds, or similar instruments. In general, under the guarantees, the Company would be obligated to perform, or cause performance, over the term of the underlying contract in the event of an unexcused, uncured breach by its subsidiary, or some other specified triggering event, in each case as defined by the applicable guarantee. At December 31, 2021, the maximum future contractual obligations relative to these various guarantees totaled $155.6, of which $24.0 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2020, the maximum future payment obligations relative to these various guarantees totaled $89.9, of which $25.8 represented standby letters of credit to insurance providers, and no associated liability was recorded.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2021
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
NOTE 21: REVENUE RECOGNITION

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2021
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
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

Refer to Note 22: Segment Information for additional information regarding the Company's reportable operating segments, disaggregation of net sales by segments and product solutions, net sales by geographical region and disaggregation by timing of revenue recognition.

Timing of revenue recognition

A performance obligation is a contractual promise to transfer a distinct good or service to the customer. A contract's transaction price is allocated to each distinct performance obligation and is recognized as revenue when (point in time) or as (over time) the performance obligation is satisfied. The following table represents the percentage of revenue recognized either at a point in time or over time as of December 31:

Timing of revenue recognition	2021	2020
Products transferred at a point in time	41%	39%
Products and services transferred over time	59%	61%
Net sales	100%	100%

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2021
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
Contract balances

The following table provides 2021 and 2020 information about receivables and deferred revenue, which represent contract liabilities from contracts with customers:

	2021		2020
Contract balance information	Trade Receivables	Contract liabilities	Trade Receivables	Contract liabilities
Balance at January 1	$646.9	$346.8	$619.3	$320.5
Balance at December 31	$595.2	$322.4	$646.9	$346.8

Contract assets are minimal for the periods presented. The amount of revenue recognized in 2021 and 2020 from performance obligations satisfied (or partially satisfied) in previous periods, mainly due to the changes in the estimate of variable consideration and contract modifications was de minimis.

As of January 1, 2021, the Company had $346.8 of unrecognized deferred revenue constituting the remaining performance obligations that are either unsatisfied or partially unsatisfied. During 2021, the Company recognized revenue of $249.2 related to the Company's deferred revenue balance at January 1, 2021.

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

The Company also applies the ‘as invoiced’ practical expedient in ASC paragraph 606-10-55-18 related to performance obligations satisfied over time, which permits the Company to recognize revenue in the amount to which it has a right to invoice the customer if that amount corresponds directly with the value to the customer of the Company’s performance completed to date. Service revenues that are recognized ratably are primarily contracts that include first and second line maintenance. Service revenues that are recognized using input measures include primarily preventative maintenance. The ‘as invoiced’ practical expedient relates to the on-demand service revenue which is generally not under contract.

Transaction price allocated to the remaining performance obligations

As of December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1,800. The Company generally expects to recognize revenue on the remaining performance obligations over the next twelve to eighteen months. The Company enters into service agreements with cancellable terms after a certain period without penalty. Unsatisfied obligations reflect only the obligation during the initial term. The Company applies the practical expedient in ASC paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2021
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Segment revenue represents revenues from sales to external customers. Segment operating profit is defined as revenues less expenses directly identifiable to those segments. The Company does not allocate to its segments certain operating expenses, managed at the corporate level; that are not routinely used in the management of the segments; or information that is impractical to allocate. These unallocated costs include certain corporate charges, amortization of acquired intangible assets, restructuring and transformation charges, impairment charges, legal, indemnification and professional fees related to acquisition and divestiture expenses, along with other income (expenses). Segment operating profit reconciles to consolidated income (loss) before income taxes by deducting corporate costs and other income or expense items that are not attributed to the segments. Corporate charges not allocated to segments include headquarter-based costs associated with procurement, human resources, compensation and benefits, finance and accounting, global development/engineering, global strategy/mergers and acquisitions, global IT, tax, treasury and legal. Assets are not allocated to segments, and thus are not included in the assessment of segment performance, and consequently, we do not disclose total assets and depreciation and amortization expense by reportable operating segment.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2021
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
The following tables represent information regarding the Company’s segment information and provides a reconciliation between segment operating profit and the consolidated income (loss) before income taxes for the years ended December 31:

	2021	2020	2019
Net sales summary by segment
Eurasia Banking	$1,353.8	$1,431.1	$1,649.8
Americas Banking	1,357.3	1,419.4	1,604.1
Retail	1,194.1	1,051.8	1,154.8
Total customer revenues	$3,905.2	$3,902.3	$4,408.7

Intersegment revenues
Eurasia Banking	$139.1	$111.8	$168.3
Americas Banking	12.4	11.3	15.5
Total intersegment revenues	$151.5	$123.1	$183.8

Segment operating profit
Eurasia Banking	$110.4	$160.5	$169.3
Americas Banking	146.4	184.9	119.7
Retail	114.3	67.0	58.3
Total segment operating profit	$371.1	$412.4	$347.3

Corporate charges not allocated to segments (1)	$(38.4)	$(57.0)	$(79.4)
Impairment of assets	(1.3)	(7.5)	(30.2)
Restructuring and DN Now transformation expenses	(98.9)	(181.8)	(114.8)
Net non-routine expense	(95.4)	(142.1)	(149.5)
	(234.0)	(388.4)	(373.9)
Operating profit (loss)	137.1	24.0	(26.6)
Other expense	(187.8)	(293.5)	(202.3)
Loss before taxes	$(50.7)	$(269.5)	$(228.9)

(1)    Corporate charges not allocated to segments include headquarter-based costs associated with procurement, human resources, compensation and benefits, finance and accounting, global development/engineering, global strategy/mergers and acquisitions, global IT, tax, treasury and legal.

Net non-routine expense consists of items that the Company has determined are non-routine in nature and not allocated to the reportable operating segments. Net non-routine expense of $95.4 for the year ended December 31, 2021 was due to purchase accounting pre-tax charges for amortization of acquired intangibles of $78.2, charges from a loss-making contract related to a discontinued offering of $2.8, legal, consulting and deal expenses, including gains/losses on divestitures of $10.1, inventory charges of $6.6, and other matters of $(2.3). Net non-routine expense of $142.1 for the year ended December 31, 2020 was due to purchase accounting pre-tax changes for amortization of acquired intangibles of $82.9, charges from a loss-making contract related to a discontinued offering of $25.5, legal, consulting and deal expenses, including gains/losses on divestitures of $19.7, and other matters of $14.0. Net non-routine expense of $149.5 for the year ended December 31, 2019 was due to purchase accounting pre-tax changes for amortization of acquired intangibles of $93.3, legal, consulting and deal expenses, including gains/losses on divestitures, of $26.8, inventory charges of $12.8, and other matters of $16.6.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2021
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
The following table presents information regarding the Company’s segment net sales by service and product solution:

	2021	2020	2019
Eurasia Banking
Services	$758.0	$819.0	$993.6
Products	595.8	612.1	656.2
Total Eurasia Banking	1,353.8	1,431.1	$1,649.8
Americas Banking
Services	923.2	962.9	$1,002.5
Products	434.1	456.5	601.6
Total Americas Banking	1,357.3	1,419.4	$1,604.1
Retail
Services	622.4	582.6	$612.0
Products	571.7	469.2	542.8
Total Retail	1,194.1	1,051.8	$1,154.8
Total	$3,905.2	$3,902.3	$4,408.7

The Company had no customers that accounted for more than 10 percent of total net sales in 2021, 2020 and 2019.

Below is a summary of net sales by point of origin for the years ended December 31:

	2021	2020	2019
Americas
United States	$893.1	$974.7	$1,024.7
Other Americas	530.1	502.9	654.6
Total Americas	1,423.2	1,477.6	1,679.3
EMEA
Germany	768.2	764.3	872.5
Other EMEA	1,356.3	1,282.0	1,400.4
Total EMEA	2,124.5	2,046.3	2,272.9
AP
Total AP	357.5	378.4	456.5
Total net sales	$3,905.2	$3,902.3	$4,408.7

Below is a summary of property, plant and equipment, net by geographical location as of December 31:

	2021	2020
Property, plant and equipment, net
United States	$19.4	$25.5
Germany	96.9	118.8
Other international	21.8	33.2
Total property, plant and equipment, net	$138.1	$177.5

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2021
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
NOTE 23: SUBSEQUENT EVENTS

The Company has a Russian distribution subsidiary which generated approximately $45 million in revenue and $5 million in operating profit in 2021. The ability of the Russian distribution subsidiary to continue as a going concern is questionable due to the economic sanctions levied on and developing economic conditions in Russia. Additionally, the Company has distribution partners in Russia and Ukraine that generated approximately $35 million in revenue and $5 million in gross profit in 2021. The Company’s relationships with its distribution partners in Russia and Ukraine have been disrupted due to the Russian incursion into Ukraine and the related economic sanctions and the prospect of re-establishing revenue from these relationships is currently uncertain. As of February 28, 2022, the total of the Company’s net investment in its Russian distribution subsidiary and its net accounts receivable from its Russian and Ukrainian distribution partners is estimated at approximately $20 million.

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

Under the supervision of the CEO and CFO and Board of Directors, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control-Integrated Framework (2013 framework)” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2021.

KPMG LLP, the Company’s independent registered public accounting firm, has issued an auditor’s report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. This report is included in Item 8 of this annual report on Form 10-K.

(b)CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the fourth quarter ended December 31, 2021, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

The following information is being provided in this Item 9B in lieu of being provided on a Current Report on Form 8-K under Items 1.01 and 2.03, and Item 5.03:

Credit Agreement Amendment
On March 11, 2022, the Company entered into the eleventh amendment to the Credit Agreement (“Amendment”) to, among other things, change the applicable levels and step-downs of the maximum total net leverage ratio financial covenant applicable thereunder.

The above summary of the Amendment is qualified in its entirety by reference to the Amendment, which is filed as Exhibit 10.8(xiii) hereto and is incorporated herein by reference.

Amendment to Amended and Restated Articles of Incorporation
Effective March 9, 2022, the Company filed an amendment to its Amended and Restated Articles of Incorporation to reflect the change of the place in the State of Ohio where its principal office is located from Stark County to Summit County. The amendment was approved by the Company’s Board of Directors (the “Board”) and was effected by the filing of a Certificate of Amendment with the Ohio Secretary of State. The foregoing description is qualified in its entirety by reference to the Certificate of Amendment, a copy of which is attached as Exhibit 3.1(vi) hereto and is incorporated herein by reference.

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors of the Company, any delinquent Section 16(a) reports, the audit committee and the designated audit committee financial experts, is included in the Company’s proxy statement for the 2022 Annual Meeting of Shareholders (the 2022 Annual Meeting) and is incorporated herein by reference. There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

The following table summarizes information regarding executive officers of the Company:

Name, Age, Title and Year Elected to Present Office	Other Positions Held Last Five Years
Gerrard B. Schmid - 53 President and Chief Executive Officer Year elected: 2018	2012-February 2018: Chief Executive Officer and Director of D+H Corporation (global payments and technology provider)
Jeffrey L. Rutherford - 61 Executive Vice President, Chief Financial Officer Year elected: 2019
October 2018-January 2019: Interim Chief Financial Officer for Diebold Nixdorf, Incorporated; 2017-October 2018: Chairman, Interim President and Interim Chief Executive Officer for Edgewater Technology, Inc. (technology consulting firm)

Jonathan B. Leiken — 50 Executive Vice President, Chief Legal Officer and Corporate Secretary Year elected: 2014
Olaf Heyden — 58 Executive Vice President, Chief Operating Officer Year elected: 2016
Ulrich Näher — 56 Executive Vice President, Chief Commercial Officer Year elected: 2016
Manish Choudhary – 47 Executive Vice President, Software Year elected: 2020
2018-March 2020: Senior Vice President and GM Products & Strategy, Sending Technology Solutions for Pitney Bowes, Inc. (global technology company, software solutions); 2017-March 2020: Chairman Pitney Bowes Software India (software solutions)

Elizabeth Patrick – 54 Executive Vice President, Chief People Officer Year elected: 2019	July 2014-March 2019: Vice President and Chief Human Resources Officer for Veritiv Corporation (distribution and packaging company)
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

ITEM 11: EXECUTIVE COMPENSATION

Information with respect to executive officers' and directors' compensation is included in the Company’s proxy statement for the 2022 Annual Meeting and is incorporated herein by reference. Information with respect to compensation committee interlocks and insider participation and the compensation committee report is included in the Company’s proxy statement for the 2022 Annual Meeting and is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management is included in the Company’s proxy statement for the 2022 Annual Meeting and is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
Stock options	2,590,397	$13.45	N/A
Restricted stock units	1,616,252	N/A	N/A
Performance shares	2,862,349	N/A	N/A
Non-employee director deferred shares	28,670	N/A	N/A
Deferred compensation	815	N/A	N/A
Total equity compensation plans approved by security holders	7,098,483	$13.45	4,200,000

In column (b), the weighted-average exercise price is only applicable to stock options. In column (c), the number of securities remaining available for future issuance for stock options, restricted stock units, performance shares and non-employee director deferred shares is approved in total and not individually.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions and director independence is included in the Company’s proxy statement for the 2022 Annual Meeting and is incorporated herein by reference.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company's independent registered public accounting firm is KPMG LLP (PCAOB firm ID: 185) with the primary location of Cleveland, OH. Information with respect to principal accountant fees and services is included in the Company’s proxy statement for the 2022 Annual Meeting and is incorporated herein by reference.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Documents filed as a part of this annual report on Form 10-K.
•Reports of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets at December 31, 2021 and 2020
•Consolidated Statements of Operations for the Years Ended December 31, 2021, 2020 and 2019
•Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2021, 2020 and 2019
•Consolidated Statements of Equity for the Years Ended December 31, 2021, 2020 and 2019
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019
•Notes to Consolidated Financial Statements
2. Financial statement schedules
All schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
3. Exhibits

3.1(i)
Amended and Restated Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.1(i) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (Commission File No. 1-4879)

3.1(ii)
Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (Commission File No. 1-4879)

3.1(iii)
Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 1-4879)

3.1(iv)
Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.1(i) to Registrant’s Current Report on Form 8-K filed on December 12, 2016 (Commission File No. 1-4879)

3.1(v)
Certificate of Amendment to Amended Articles of Incorporation of Diebold Nixdorf, Incorporated — incorporated by reference to Exhibit 3.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 1-4879)

3.1(vi)	Certificate of Amendment to Amended Articles of Incorporation of Diebold Nixdorf, Incorporated, effective March 9, 2022
3.2	Amended and Restated Code of Regulations — incorporated by reference to Exhibit 3.1(i) to Registrant’s Current Report on Form 8-K filed on February 17, 2017 (Commission File No. 1-4879)
4.1(i)
Indenture, dated as of April 19, 2016, among Diebold, Incorporated, as issuer, the subsidiaries of Diebold, Incorporated named therein as guarantors and U.S. Bank National Association, as trustee (including Form of 8.5% Senior Notes due 2024) — incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on April 19, 2016 (Commission File No. 1-4879)

4.1(ii)
First Supplemental Indenture, dated as of November 29, 2018, among Diebold Nixdorf, Incorporated, the Guaranteeing Subsidiaries named therein and U.S. Bank National Association, as trustee — incorporated by reference to Exhibit 4.1(ii) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 (Commission File No. 1-4879)

4.1(iii)
Second Supplemental Indenture, dated as of February 20, 2019, among Diebold Nixdorf, Incorporated, the Guaranteeing Subsidiary named therein and U.S. Bank National Association, as trustee — incorporated by reference to Exhibit 4.1(iii) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 (Commission File No. 1-4879)

4.1(iv)	Third Supplemental Indenture, dated as of July 20, 2020, among Diebold Nixdorf, Incorporated, the Guaranteeing Subsidiary named therein and U.S. Bank National Association, as trustee
4.2(i)
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

4.3(i)
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

4.4	Description of Securities of Diebold Nixdorf, Incorporated
*10.1	Form of Employee Agreement — incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (Commission File No. 1-4879)
*10.2(i)
401(k) Restoration Supplemental Executive Retirement Plan — incorporated by reference to Exhibit 10.5(v) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.2(ii)
401(k) Supplemental Executive Retirement Plan — incorporated by reference to Exhibit 10.5(vi) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.2(iii)
Amendment to 401(k) Restoration Supplemental Executive Retirement Plan — incorporated by reference to Exhibit 10.2(vii) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 (Commission File No. 1-4879)

*10.3(i)
Deferred Compensation Plan No. 2 for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7(iv) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.3(ii)
First Amendment to Deferred Compensation Plan No. 2 for Directors of Diebold, Incorporated – incorporated by referenced to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quartered ended June 20, 2015 (Commission File No. 1-4879)

*10.4
Amended and Restated 1991 Equity and Performance Incentive Plan as Amended and Restated as of April 13, 2009 — incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 29, 2009 (Commission File No. 1-4879)

*10.5(i)
Form of Deferred Compensation Agreement and Amendment No. 1 to Deferred Compensation Agreement — incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 1-4879)

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
Sixth Amendment and Incremental Amendment, dated as of August 30, 2018, among Diebold Nixdorf, Incorporated, the subsidiary borrowers party thereto, the guarantor party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent — incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on September 4, 2018 (Commission File No. 1-4879)

10.8(ix)
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
Tenth Amendment, dated as of November 6, 2020, by and among Diebold Nixdorf, Incorporated, as borrower, the subsidiary borrowers named therein, the guarantors party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent and other institutions named on the signature pages thereto - incorporated by reference to Exhibit 10.8(xii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 1-4879)

10.8 (xiii)
Eleventh Amendment, dated as of March 11, 2022 by and among Diebold Nixdorf, Incorporated, as borrower, the subsidiary borrowers named therein, the guarantors party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent and other institutions named on the signature pages thereto

*10.9
Senior Leadership Severance Plan, Amended and Restated Effective November 7, 2018 – incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (Commission File No. 1-4879)

*10.10	2014 Non-Qualified Stock Purchase Plan — incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 30, 2014 (Commission File No. 1-4879)
*10.11	Form of Nonqualified Stock Option Agreement — incorporated by reference to Exhibit 10.28 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 1-4879)
*10.12
Domination and Profit and Loss Transfer Agreement, dated September 26, 2016, by and among Diebold Holding Germany Inc. & Co. KGaA and Wincor Nixdorf AG (English translation) — incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on September 29, 2016 (Commission File No. 1-4879)

*10.13	Offer Letter - Olaf Heyden — incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (Commission File No. 1-4879)
*10.14
Service Agreement, dated February 24, 2021, by and between Diebold Nixdorf Holding Germany GmbH and Olaf Heyden - incorporated by reference to Exhibit 10.26 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 1-4879)

*10.15	Offer Letter - Ulrich Näher — incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (Commission File No. 1-4879)
*10.16
Service Agreement, dated February 24, 2021, by and between Diebold Nixdorf Holding Germany GmbH and Dr. Ulrich Näher - incorporated by reference to Exhibit 10.28 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 1-4879)

*10.17
Diebold Nixdorf, Incorporated 2017 Equity and Performance Incentive Plan, as amended April 30, 2021 incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on May 5, 2021 (Commission File No. 1-4879)

*10.18	Form of Non-Qualified Stock Option Agreement (2017 Plan) — incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 28, 2017 (Commission File No. 1-4879)
*10.19	Form of Restricted Share Agreement (2017 Plan) — incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on April 28, 2017 (Commission File No. 1-4879)
*10.20
Form of Restricted Stock Unit Agreement - Cliff Vest (2017 Plan) — incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on April 28, 2017 (Commission File No. 1-4879)

*10.21
Form of Restricted Stock Unit Agreement - Ratable Vest (2017 Plan) — incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on April 28, 2017 (Commission File No. 1-4879)

*10.22
Form of Restricted Stock Unit Agreement - Non-employee Directors (2017 Plan) — incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on April 28, 2017 (Commission File No. 1-4879)

*10.23	Form of Stock Appreciation Rights Agreement (2017 Plan) — incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed on April 28, 2017 (Commission File No. 1-4879)
*10.24	Form of Performance Shares Agreement (2017 Plan) — incorporated by reference to Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed on April 28, 2017 (Commission File No. 1-4879)

*10.25	Form of Performance Units Agreement (2017 Plan) — incorporated by reference to Exhibit 10.8 to Registrant’s Current Report on Form 8-K filed on April 28, 2017 (Commission File No. 1-4879)
*10.26	Form of Performance Cash Award Agreement (2017 Plan) — incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on February 1, 2019 (Commission File No. 1-4879)
*10.27
Form of Performance Share Unit Agreement (2017 Plan) — incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (Commission File No. 1-4879)

*10.28	Performance Restricted Stock Unit Agreement
*10.29
Offer Letter, dated February 21, 2018, by and between Diebold Nixdorf, Incorporated and Gerrard Schmid — incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 21, 2018 (Commission File No. 1-4879)

*10.30
CEO Inducement Award Agreement, dated February 21, 2018, by and between Diebold Nixdorf, Incorporated and Gerrard Schmid — incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on February 21, 2018 (Commission File No. 1-4879)

*10.31
Change in Control Agreement, dated February 21, 2018, by and between Diebold Nixdorf, Incorporated and Gerrard Schmid — incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on February 21, 2018 (Commission File No. 1-4879)

*10.32
Performance Unit Award Agreement, dated February 12, 2021, by and between Diebold Nixdorf, Incorporated and Gerrard Schmid, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 16, 2021 (Commission File No. 1-4879)

*10.33
Separation and Transition Agreement, dated February 9, 2022, by and between Diebold Nixdorf, Incorporated and Gerrard B. Schmid — incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on February 10, 2022 (Commission File No. 1-4879)

*10.34
Performance Unit Award Agreement, dated February 23, 2021, by and between Diebold Nixdorf, Incorporated and Jeffrey Rutherford — incorporated by reference to Exhibit 10.44 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 1-4879)

*10.35
Offer Letter, dated February 9, 2022, by and between Diebold Nixdorf, Incorporated and Octavio Marquez — incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 10, 2022 (Commission File No. 1-4879)

21.1	Subsidiaries of the Registrant as of December 31, 2021
22.1	List of Subsidiary Guarantors
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15(b) of this annual report on Form 10-K.

ITEM 16: FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIEBOLD NIXDORF, INCORPORATED
Date: March 11, 2022

By:  /s/ Gerrard B. Schmid
Gerrard B. Schmid
President and Chief Executive Officer

By:  /s/ Jeffrey Rutherford
Jeffrey Rutherford
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gerrard B. Schmid	President and Chief Executive Officer (Principal Executive Officer)	March 11, 2022
Gerrard B. Schmid

/s/ Jeffrey Rutherford	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2022
Jeffrey Rutherford

*	Director	March 11, 2022
Arthur F. Anton

*	Director	March 11, 2022
Bruce Besanko

*	Director	March 11, 2022
Reynolds C. Bish

*	Director	March 11, 2022
William A. Borden

*	Director	March 11, 2022
Ellen M. Costello

*	Director	March 11, 2022
Phillip R. Cox

*	Director	March 11, 2022
Alexander Dibelius

*	Director	March 11, 2022
Matthew Goldfarb

*	Director	March 11, 2022
Gary G. Greenfield

*	Director	March 11, 2022
Kent M. Stahl
*	Director	March 11, 2022
Lauren C. States

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of the Registrant and filed with the Securities and Exchange Commission on behalf of such officers and directors.

Date: March 11, 2022
*By:  /s/ Jonathan B. Leiken
Jonathan B. Leiken
Attorney-in-Fact