Form 10-Q
period 2022-03-31
DIEBOLD NIXDORF, Inc
filed 2022-05-10
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-4879
_________________________________________________
Diebold Nixdorf, Incorporated
(Exact name of registrant as specified in its charter)
_________________________________________________

Ohio			34-0183970
(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification Number)

50 Executive Parkway, P.O. Box 2520	Hudson	Ohio	44236
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (330) 490-4000
__________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common shares, $1.25 par value per share	DBD	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding as of May 6, 2022 was 78,968,676.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Form 10-Q

Part I – Financial Information
Item 1: Financial Statements

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share and per share amounts)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash, cash equivalents, and restricted cash	$224.7	$388.9
Short-term investments	42.1	34.3
Trade receivables, less allowances for doubtful accounts of $38.2 and $35.3, respectively	549.8	595.2
Inventories	620.8	544.2
Prepaid expenses	49.5	48.2
Current assets held for sale	60.9	73.4
Other current assets	233.7	203.1
Total current assets	1,781.5	1,887.3
Securities and other investments	9.7	11.0
Property, plant and equipment, net of accumulated depreciation and amortization of $500.9 and $494.3, respectively	131.5	138.1
Goodwill	731.9	743.6
Deferred income taxes	96.8	95.7
Customer relationships, net	277.3	301.7
Other assets	287.8	329.8
Total assets	$3,316.5	$3,507.2
LIABILITIES AND EQUITY
Current liabilities
Notes payable	$10.4	$47.1
Accounts payable	623.9	706.3
Deferred revenue	379.1	322.4
Payroll and other benefits liabilities	165.2	186.5
Current liabilities held for sale	12.4	20.3
Other current liabilities	471.5	466.8
Total current liabilities	1,662.5	1,749.4
Long-term debt	2,340.5	2,245.6
Pensions, post-retirement and other benefits	80.6	104.2
Deferred income taxes	105.5	105.5
Other liabilities	136.0	139.5
Equity
Diebold Nixdorf, Incorporated shareholders' equity
Preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Common shares, $1.25 par value, 125,000,000 authorized shares, 95,565,609 and 94,599,742 issued shares, 78,927,653 and 78,352,333 outstanding shares, respectively	119.5	118.3
Additional capital	820.1	819.6
Retained earnings (accumulated deficit)	(1,005.5)	(822.4)
Treasury shares, at cost (16,637,956 and 16,247,409 shares, respectively)	(585.4)	(582.1)
Accumulated other comprehensive loss	(365.4)	(378.5)
Total Diebold Nixdorf, Incorporated shareholders' equity	(1,016.7)	(845.1)
Noncontrolling interests	8.1	8.1
Total equity	(1,008.6)	(837.0)
Total liabilities and equity	$3,316.5	$3,507.2
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)
(in millions, except per share amounts)

	Three months ended
	March 31
	2022	2021
Net sales
Services	$526.2	$573.6
Products	303.6	370.3
	829.8	943.9
Cost of sales
Services	374.2	389.6
Products	270.3	281.1
	644.5	670.7
Gross profit	185.3	273.2
Selling and administrative expense	181.0	203.4
Research, development and engineering expense	32.3	34.1
(Gain) loss on sale of assets, net	0.2	(0.5)
Impairment of assets	55.2	—
	268.7	237.0
Operating profit (loss)	(83.4)	36.2
Other income (expense)
Interest income	1.3	1.7
Interest expense	(48.1)	(48.7)
Foreign exchange gain (loss), net	(4.7)	5.7
Miscellaneous, net	2.6	(0.7)
Loss before taxes	(132.3)	(5.8)
Income tax expense	50.9	1.2
Equity in loss of unconsolidated subsidiaries	(0.7)	(1.1)
Net loss	(183.9)	(8.1)
Net income (loss) attributable to noncontrolling interests	(0.8)	—
Net loss attributable to Diebold Nixdorf, Incorporated	$(183.1)	$(8.1)

Basic and diluted weighted-average shares outstanding	78.7	78.0

Net loss attributable to Diebold Nixdorf, Incorporated
Basic and diluted loss per share	$(2.33)	$(0.10)
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in millions)

	Three months ended
	March 31
	2022	2021
Net loss	$(183.9)	$(8.1)
Other comprehensive income (loss), net of tax
Translation adjustment	11.2	(35.3)
Foreign currency hedges (net of tax of $0.0 and $0.0, respectively)	(1.0)	1.6
Interest rate hedges
Net income (loss) recognized in other comprehensive income (net of tax of $0.6 and $0.4, respectively)	2.9	2.1
Reclassification adjustment for amounts recognized in net income	(0.6)	(0.5)
	2.3	1.6
Pension and other post-retirement benefits
Net actuarial loss amortized (net of tax of $0.3 and $0.5, respectively)	0.7	2.6
Other	0.7	(0.9)
Other comprehensive loss, net of tax	13.9	(30.4)
Comprehensive loss	(170.0)	(38.5)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	0.5
Comprehensive loss attributable to Diebold Nixdorf, Incorporated	$(170.0)	$(39.0)
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Three months ended
	March 31
	2022	2021
Cash flow from operating activities
Net loss	$(183.9)	$(8.1)
Adjustments to reconcile net loss to cash flow used by operating activities:
Depreciation and amortization	14.5	19.8
Amortization of Wincor Nixdorf purchase accounting intangible assets	18.5	19.9
Amortization of deferred financing costs into interest expense	4.3	4.3
Share-based compensation	1.7	3.5
(Gain) loss on sale of assets, net	0.2	(0.5)
Impairment of assets	55.2	—
Deferred income taxes	—	1.8
Changes in certain assets and liabilities
Trade receivables	35.2	(1.3)
Inventories	(83.0)	(60.2)
Accounts payable	(77.7)	64.1
Deferred revenue	54.2	32.2
Sales tax and net value added tax	(24.8)	(24.5)
Income taxes	38.1	(8.5)
Accrued salaries, wages and commissions	(21.3)	(18.9)
Restructuring accrual	(11.5)	(10.6)
Warranty liability	(0.4)	(0.4)
Pension and post retirement benefits	(22.5)	(16.4)
Certain other assets and liabilities	(23.0)	(61.4)
Net cash provided (used) by operating activities	(226.2)	(65.2)
Cash flow from investing activities
Capital expenditures	(4.0)	(2.5)
Capitalized software development	(7.6)	(5.9)
Proceeds from divestitures, net of cash divested	5.8	—
Proceeds from maturities of investments	126.8	109.2
Payments for purchases of investments	(126.8)	(97.6)
Net cash provided (used) by investing activities	(5.8)	3.2
Cash flow from financing activities
Revolving credit facility borrowings (repayments), net	75.0	(30.0)
Other debt borrowings	0.3	0.6
Other debt repayments	(4.7)	(2.4)
Contributions from noncontrolling interest holders	—	12.7
Other	(5.0)	(5.8)
Net cash provided (used) by financing activities	65.6	(24.9)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1.5	(1.8)
Change in cash, cash equivalents and restricted cash	(164.9)	(88.7)
Add: Cash included in assets held for sale at beginning of period	3.1	2.7
Less: Cash included in assets held for sale at end of period	2.4	3.7
Cash, cash equivalents and restricted cash at the beginning of the period	388.9	324.5
Cash, cash equivalents and restricted cash at the end of the period	$224.7	$234.8
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2022
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

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In addition, some of the Company’s statements in this Quarterly Report on Form 10-Q may involve risks and uncertainties that could significantly impact expected future results. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the full year.

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

Note 2: Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per share includes the dilutive effect of potential common shares outstanding. Under the two-class method of computing earnings (loss) per share, non-vested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities. The Company’s participating securities include restricted stock units (RSUs), director deferred shares and shares that vested but were deferred by employees. The Company calculated basic and diluted earnings (loss) per share under both the treasury stock method and the two-class method. For the three months ended March 31, 2022 and 2021, there were no differences in the earnings (loss) per share amounts calculated using the two methods. Accordingly, the treasury stock method is disclosed below; however, because the Company is in a net loss position, dilutive shares of 1.4 and 1.3 for the three months ended March 31, 2022 and 2021, respectively, are excluded from the shares used in the computation of diluted earnings (loss) per share.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2022
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table represents amounts used in computing earnings (loss) per share and the effect on the weighted-average number of shares of dilutive potential common shares:

	Three months ended
	March 31
	2022	2021
Numerator
Income (loss) used in basic and diluted loss per share
Net loss	$(183.9)	$(8.1)
Net income (loss) attributable to noncontrolling interests	(0.8)	—
Net loss attributable to Diebold Nixdorf, Incorporated	$(183.1)	$(8.1)
Denominator
Weighted-average number of common shares used in basic and diluted loss per share (1)	78.7	78.0
Net loss attributable to Diebold Nixdorf, Incorporated
Basic and diluted loss per share	$(2.33)	$(0.10)
(1)Shares of 4.0 and 1.6 for the three months ended March 31, 2022 and 2021, respectively, are excluded from the computation of diluted earnings per share because the effects are anti-dilutive, irrespective of the net loss position.

Note 3: Income Taxes

The effective tax rate on the loss from continuing operations was (38.3) percent for the three months ended March 31, 2022. The tax provision for the three months ended March 31, 2022 was primarily attributable to the jurisdictional mix of income and loss, in addition to various discrete tax adjustments for uncertain tax positions, expired and forfeited stock compensation, state tax rate benefit, and a change in valuation allowance.

The effective tax rate on the loss from continuing operations was (17.4) percent for the three months ended March 31, 2021. The tax provision for the three months ended March 31, 2021 was primarily attributable to the jurisdictional mix of income and loss, valuation allowance on certain interest expense carryforwards, as well as to discrete tax adjustments for uncertain tax positions and expired stock compensation.

Note 4: Inventories

Major classes of inventories are summarized as follows:

	March 31, 2022	December 31, 2021
Finished goods	$241.1	$180.3
Service parts	175.2	169.8
Raw materials and work in process	204.5	194.1
Total inventories	$620.8	$544.2

Note 5: Investments

The Company’s investments, primarily in Brazil, consist of certificates of deposit that are recorded at fair value based upon quoted market prices. Changes in fair value are recognized in interest income, determined using the specific identification method, and were minimal. There were no gains from the sale of securities or proceeds from the sale of securities prior to the maturity date for the three months ended March 31, 2022 and 2021.

The Company has deferred compensation plans that enable certain employees to defer receipt of a portion of their cash, 401(k) or share-based compensation and enable non-employee directors to defer receipt of director fees at the participants’ discretion.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2022
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

The Company’s investments subject to fair value measurement consist of the following:

	Cost Basis	Unrealized Gain / (Loss)	Fair Value
As of March 31, 2022
Short-term investments
Certificates of deposit	$42.1	$—	$42.1
Long-term investments
Assets held in a rabbi trust	$5.0	$1.0	$6.0

As of December 31, 2021
Short-term investments
Certificates of deposit	$34.3	$—	$34.3
Long-term investments
Assets held in a rabbi trust	$5.4	$1.6	$7.0
Securities and other investments also includes cash surrender value of insurance contracts of $3.7 and $4.0 as of March 31, 2022 and December 31, 2021, respectively.

The Company has certain non-consolidated joint ventures that are not significant subsidiaries and are accounted for under the equity method of accounting. The Company owns 48.1 percent of Inspur Financial Information System Co., Ltd. (Inspur JV) and 49.0 percent of Aisino-Wincor Retail & Banking Systems (Shanghai) Co., Ltd. (Aisino JV). The Company engages in transactions in the ordinary course of business with the respective joint ventures. As of March 31, 2022, the Company had accounts receivable and accounts payable balances with these joint ventures of $2.6 and $25.5, respectively, which are included in trade receivables, less allowances for doubtful accounts and accounts payable on the condensed consolidated balance sheets.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2022
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 6: Goodwill and Other Assets

The changes in carrying amounts of goodwill within the Company's segments are summarized as follows:

	Eurasia Banking	Americas Banking	Retail	Total
Goodwill	$590.4	$444.7	$236.2	$1,271.3
Accumulated impairment	(291.7)	(122.0)	(57.2)	(470.9)
Balance at January 1, 2021	$298.7	$322.7	$179.0	$800.4
Transferred to assets held for sale	—	—	—	—
Divestitures	—	—	(3.3)	(3.3)
Currency translation adjustment	(29.0)	(4.6)	(19.9)	(53.5)
Goodwill	$561.4	$440.1	$213.0	$1,214.5
Accumulated impairment	(291.7)	(122.0)	(57.2)	(470.9)
Balance at December 31, 2021	$269.7	$318.1	$155.8	$743.6
Currency translation adjustment	(6.3)	(1.0)	(4.4)	(11.7)
Goodwill	$555.1	$439.1	$208.6	$1,202.8
Accumulated impairment	(291.7)	(122.0)	(57.2)	(470.9)
Balance at March 31, 2022	$263.4	$317.1	$151.4	$731.9

In accordance with the Company's accounting policy, goodwill is tested for impairment annually during the fourth quarter or earlier if a triggering event is identified.

The Company has four reporting units, which are Eurasia Banking, Americas Banking, EMEA Retail and Rest of World Retail. There have been no impairment indicators identified during the three months ended March 31, 2022 or during 2021. Rest of World Retail had no goodwill as of March 31, 2022 and December 31, 2021. Changes in certain assumptions could have a significant impact to the estimated fair value of the reporting units.

The following summarizes information on intangible assets by major category:

		March 31, 2022			December 31, 2021
	Weighted-average remaining useful lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships, net	3.9 years	$689.3	$(412.0)	$277.3	$703.3	$(401.6)	$301.7

Capitalized Software Development	1.8 years	232.0	(187.4)	44.6	228.1	(184.9)	43.2
Development costs non-software	1.0 year	50.7	(50.6)	0.1	51.8	(51.6)	0.2
Other intangibles	5.6 years	50.1	(47.9)	2.2	50.8	(48.4)	2.4
Other intangible assets, net		332.8	(285.9)	46.9	330.7	(284.9)	45.8
Total		$1,022.1	$(697.9)	$324.2	$1,034.0	$(686.5)	$347.5

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2022
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table identifies the activity relating to total capitalized software development:

	2022	2021
Beginning balance as of January 1	$43.2	$38.0
Capitalization	7.6	5.9
Amortization	(5.3)	(6.0)
Other	(0.9)	(0.1)
Ending balance as of March 31	$44.6	$37.8

The Company's total amortization expense, excluding that related to deferred financing costs, was $24.3 and $26.1 for the three months ended March 31, 2022 and 2021, respectively.

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

Changes in the Company’s warranty liability balance are illustrated in the following table:

	2022	2021
Beginning balance as of January 1	$37.2	$38.6
Current period accruals	4.9	5.0
Current period settlements	(5.3)	(5.3)
Currency translation adjustment	0.5	(2.1)
Ending balance as of March 31	$37.3	$36.2

Note 8: Restructuring

In the fourth quarter of 2021, the Company completed the execution of a multi-year restructuring and transformation program called DN Now.

On May 10, 2022, the Company announced a new initiative to streamline operations, drive efficiencies and digitize processes, targeting annualized cost savings of more than $150.0 over the next twelve to eighteen months. The financial implications of the new initiative are not reflected in the consolidated financial statements for the period ended March 31, 2022 because the initiative was not established until after the balance sheet date.

The following table summarizes the impact of the Company’s restructuring charges on the consolidated statements of operations:

	Three months ended
	March 31
	2022	2021
Cost of sales – products	$—	$0.5
Selling and administrative expense	—	5.2
Research, development and engineering expense	—	0.3
Total	$—	$6.0

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2022
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table summarizes the Company’s restructuring charges by reporting segment:

	Three months ended
	March 31
	2022	2021
Non-severance charges
Eurasia Banking	$—	$0.5
Corporate	—	5.5
Total	$—	$6.0

The following table summarizes the Company's cumulative restructuring costs for DN Now, all of which were incurred prior to 2022:

	DN Now
	Severance	Other
Eurasia Banking	$89.4	$2.6
Americas Banking	16.1	0.1
Retail	39.9	3.8
Corporate	54.8	12.2
Total	$200.2	$18.7

The following table summarizes the Company’s restructuring accrual balances and related activity:

	2022	2021
Beginning balance as of January 1	$35.3	$62.9
Payouts/Settlements	(11.6)	(8.9)
Other	(0.3)	(3.1)
Ending balance as of March 31	$23.4	$50.9

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2022
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 9: Debt

Outstanding debt balances were as follows:

	March 31, 2022	December 31, 2021
Notes payable
Uncommitted lines of credit	$1.2	$1.6
2022 Revolving Facility	—	35.9
Term Loan B Facility - USD	4.8	4.8
Term Loan B Facility - Euro	4.6	4.7
Other	—	0.3
	$10.6	$47.3
Short-term deferred financing fees	(0.2)	(0.2)
	$10.4	$47.1
Long-term debt
2023 Revolving Facility	$135.9	$25.0
Term Loan B Facility - USD	379.2	381.0
Term Loan B Facility - Euro	366.4	375.6
2024 Senior Notes	400.0	400.0
2025 Senior Secured Notes - USD	700.0	700.0
2025 Senior Secured Notes - EUR	388.5	396.4
Other	3.9	4.2
	$2,373.9	$2,282.2
Long-term deferred financing fees	(33.4)	(36.6)
	$2,340.5	$2,245.6

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2022
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

Credit Agreement - Term Loan and Revolving Facilities

On March 11, 2022, the Company entered into the eleventh and most recent amendment to the credit agreement (the Credit Agreement) governing its revolving facility (the Revolving Facility) and the term loan facilities (the Term Loan Facilities) to amend the financial covenants with respect to its "Total Net Leverage Ratio" (as defined in the Credit Agreement). As a result, the Company incurred approximately $1.1 of amendment fees that are classified within Other of the Financing section of the Consolidated Statement of Cash Flows. The fees will be amortized to interest expense over the remaining life of the Agreement. Prior to the eleventh amendment, the Company terminated its 2022 revolving commitments that were scheduled to mature in April 2022.

As of March 31, 2022, the Term Loan Facilities and Revolving Facility under the Credit Agreement were secured by substantially all assets of Diebold Nixdorf, Incorporated and its domestic subsidiaries that are borrowers or guarantors under the Credit Agreement, subject to certain exceptions and permitted liens.

Uncommitted Line of Credit

As of March 31, 2022, the Company had various international short-term uncommitted lines of credit with borrowing limits aggregating to $38.7. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of March 31, 2022 and December 31, 2021 was 4.99 percent and 3.24 percent, respectively, and primarily relate to higher interest rate, short-term uncommitted lines of credit in Brazil. Short-term uncommitted lines mature in less than one year. The remaining amount available under the short-term uncommitted lines at March 31, 2022 was $37.5.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2022
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The cash flows related to debt borrowings and repayments were as follows:

	Three months ended
	March 31
	2022	2021
Revolving credit facility borrowings	$188.0	$20.0

Revolving credit facility repayments	$(113.0)	$(50.0)

Other debt borrowings
Proceeds from 2025 Senior Secured Notes - USD	$—	$—
Proceeds from 2025 Senior Secured Notes - EUR	—	—
International short-term uncommitted lines of credit borrowings	0.3	0.6
	$0.3	$0.6

Other debt repayments
Payments on 2022 and Delayed Draw Term Loan A Facility under the Credit Agreement	$—	$—
Payments Term Loan A-1 Facility under the Credit Agreement	—	—
Payments on Term Loan B Facility - USD under the Credit Agreement	(1.8)	(1.2)
Payments on Term Loan B Facility - Euro under the Credit Agreement	(1.7)	(1.2)
International short-term uncommitted lines of credit and other repayments	(1.2)	—
	$(4.7)	$(2.4)

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

Below is a summary of financing and replacement facilities information:

Financing and Replacement Facilities	Interest Rate Index and Margin	Maturity/Termination Dates	Initial Term (Years)
Credit Agreement facilities
2023 Revolving Facility(ii, iv)	LIBOR + 4.50%	July 2023	3.0
Term Loan B Facility - USD(i)	LIBOR + 2.75%	November 2023	7.5
Term Loan B Facility - Euro(iii)	EURIBOR + 3.00%	November 2023	7.5
2024 Senior Notes	8.5%	April 2024	8
2025 Senior Secured Notes - USD	9.375%	July 2025	5
2025 Senior Secured Notes - EUR	9.0%	July 2025	5
(i)LIBOR with a floor of 0.0%
(ii)LIBOR with a floor of 0.5%
(iii)EURIBOR with a floor of 0.0%
(iv)    The 2023 Revolving Facility margin remains at the LIBOR + 4.25% for a single creditor.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2022
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The Company's debt agreements contain various financial covenants, including net debt to adjusted EBITDA and net interest coverage ratio, along with certain negative covenants that, among other things, limit dividends, acquisitions and the use of proceeds from divestitures. The Credit Agreement financial ratios are as follows:

•a maximum allowable total net debt to adjusted EBITDA leverage ratio of 6.75 to 1.00 for the quarter ended March 31, 2022 (decreasing to 6.50 for the quarter ended September 30, 2022, 5.50 for the quarter ended December 31, 2022, and 5.25 for the quarter ended March 31, 2023); and
•a minimum adjusted EBITDA to net interest expense coverage ratio of not less than 1.63 to 1.00 (increasing to 1.75 on September 30, 2022 and thereafter).

As of March 31, 2022, the Company was in compliance with the financial covenants in its debt agreements.

Note 10: Redeemable Noncontrolling Interests

Changes in redeemable noncontrolling interests were as follows:

	2022	2021
Beginning balance as of January 1	$—	$19.2
Redemption value adjustment	—	—
Termination of put option	—	(19.2)
Ending balance as of March 31	$—	$—

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
FORM 10-Q as of March 31, 2022
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 11: Equity

The following tables present changes in shareholders' equity attributable to Diebold Nixdorf, Incorporated and the noncontrolling interests:

					Accumulated Other Comprehensive Income (Loss)	Total Diebold Nixdorf, Incorporated Shareholders' Equity
	Common Shares	Additional Capital	Accumulated Deficit	Treasury Shares			Non-controlling Interests	Total Equity
Balance, December 31, 2021	$118.3	$819.6	$(822.4)	$(582.1)	$(378.5)	$(845.1)	$8.1	$(837.0)
Net loss	—	—	(183.1)	—	—	(183.1)	(0.8)	(183.9)
Other comprehensive loss	—	—	—	—	13.1	13.1	0.8	13.9
Share-based compensation issued	1.2	(1.2)	—	—	—	—	—	—
Share-based compensation expense	—	1.7	—	—	—	1.7	—	1.7
Treasury shares	—	—	—	(3.3)	—	(3.3)	—	(3.3)
Balance, March 31, 2022	$119.5	$820.1	$(1,005.5)	$(585.4)	$(365.4)	$(1,016.7)	$8.1	$(1,008.6)

					Accumulated Other Comprehensive Income (Loss)	Total Diebold Nixdorf, Incorporated Shareholders' Equity
	Common Shares	Additional Capital	Accumulated Deficit	Treasury Shares			Non-controlling Interests	Total Equity
Balance, December 31, 2020	$116.9	$787.9	$(742.3)	$(576.7)	$(412.9)	$(827.1)	$(4.6)	$(831.7)
Net income (loss)	—	—	(8.1)	—	—	(8.1)	—	(8.1)
Other comprehensive loss	—	—	—	—	(30.9)	(30.9)	0.5	(30.4)
Share-based compensation issued	1.1	(1.1)	—	—	—	—	—	—
Share-based compensation expense	—	3.5	—	—	—	3.5	—	3.5
Treasury shares	—	—	—	(5.2)	—	(5.2)	—	(5.2)
Reclassifications of redeemable noncontrolling interest	—	19.2	—	—	—	19.2	12.7	31.9
Balance, March 31, 2021	$118.0	$809.5	$(750.4)	$(581.9)	$(443.8)	$(848.6)	$8.6	$(840.0)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2022
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 12: Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the three months ended March 31, 2022:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2022	$(310.9)	$(1.9)	$0.4	$(64.6)	$(1.5)	$(378.5)
Other comprehensive income (loss) before reclassifications (1)	10.4	(1.0)	2.9	—	0.7	13.0
Amounts reclassified from AOCI	—	—	(0.6)	0.7	—	0.1
Net current-period other comprehensive income (loss)	10.4	(1.0)	2.3	0.7	0.7	13.1
Balance at March 31, 2022	$(300.5)	$(2.9)	$2.7	$(63.9)	$(0.8)	$(365.4)
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

The following table summarizes the details about the amounts reclassified from AOCI:

	Three months ended		Affected Line Item on the Statement of Operations
	March 31
	2022	2021
Interest rate hedge gain/(loss)	$(0.6)	$(0.5)	Interest expense
Pension and post-retirement benefits:
Net actuarial loss amortized (net of tax of $0.3 and $0.5, respectively)	0.7	2.6	Miscellaneous, net
Total reclassifications for the period	$0.1	$2.1

Note 13: Benefit Plans

Qualified Retirement Benefits. The Company has a qualified retirement plan covering certain U.S. employees that has been closed to new participants since 2003 and frozen since December 2013.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2022
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

The following tables set forth the change in benefit obligation, change in plan assets, funded status, consolidated balance sheet presentation and net periodic benefit cost for the Company’s defined benefit pension plans and other benefits at and for the three months ended March 31, 2022 and March 31, 2021:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Other Benefits
	2022	2021	2022	2021	2022	2021
Components of net periodic benefit cost
Service cost	$—	$0.8	$2.4	$2.5	$—	$—
Interest cost	4.3	4.0	1.1	0.8	0.1	0.2
Expected return on plan assets	(5.8)	(6.4)	(3.9)	(3.8)	—	—
Recognized net actuarial loss (gain)	1.6	2.2	(0.4)	0.8	(0.1)	0.1
Amortization of prior service cost	—	—	(0.1)	—	—	—
Net periodic pension benefit cost	$0.1	$0.6	$(0.9)	$0.3	$—	$0.3

Contributions

For the three months ended March 31, 2022 and March 31, 2021, contributions of $21.8 and $16.1, respectively, were made to the qualified and non-qualified pension plans. The Company anticipates reimbursement of approximately $17.7 for certain benefits from its non-U.S. plan trustee in 2022. In June 2021, the Company received a reimbursement of $16.4 for certain benefits paid from its German plan trustee.

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
FORM 10-Q as of March 31, 2022
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table summarizes the gain (loss) recognized on derivative instruments:

Derivative instrument	Classification on condensed consolidated statements of operations	Three months ended
		March 31
		2022	2021
Interest rate swaps and non-designated hedges	Interest expense	$(2.1)	$(1.9)
Foreign exchange forward contracts and cash flow hedges	Foreign exchange gain (loss), net	—	(4.2)
Total		$(2.1)	$(6.1)

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

Cash Flow Hedges The Company is exposed to fluctuations in various foreign currencies against its functional currency. In many instances, both sales and purchases are transacted in foreign currencies. Diebold Nixdorf Systems GmbH, a EUR-functional currency subsidiary of Wincor Nixdorf International GmbH (WNI), is exposed to foreign exchange risk due to purchase of raw materials that are denominated in USD. Such purchases expose the Company to exchange rate fluctuations between EUR and USD. To hedge this risk, the Company previously entered into and designated certain foreign currency forward contracts to sell EUR and buy USD as cash flow hedges of the Company’s USD-denominated raw material purchases.

WNI, a EUR-functional-currency subsidiary, is exposed to foreign exchange risk due to sales that are denominated in GBP. To hedge this risk, the Company previously entered into and designated certain foreign currency forward contracts to sell GBP and buy EUR as cash flow hedges of the Company’s GBP-denominated intercompany sales.

Procomp Amazonia Industria Electronica S.A. is a Brazilian real (BRL) functional-currency subsidiary of Diebold Nixdorf, Incorporated that, on a routine basis and in the normal course of business, makes inventory purchases that are denominated in USD. Upon the completion of customs clearance, accounts payable and inventory are recorded using the daily spot USD-BRL exchange rate, and released to cost of goods sold as inventory is sold. Such expenses expose the Company to exchange rate fluctuations between BRL and USD until the accounts payable and inventory is recorded. To hedge this risk, the Company previously entered into and designated certain foreign currency forward contracts to sell BRL and buy USD as cash flow hedges of the Company’s USD denominated inventory purchases.

Derivative instruments are recorded on the balance sheet at fair value. For instruments designated as cash flow hedges, the effective portion of changes in the fair value is recorded in AOCI and subsequently reclassified into earnings in the period that the hedged forecasted transactions impact earnings. The ineffective portion of the changes in fair value of the derivatives is recognized directly in earnings. As of March 31, 2022, the Company had the following outstanding foreign currency derivatives that were used to hedge its foreign exchange risks:

Foreign Currency Derivative	Number of Instruments	Notional Sold		Notional Purchased
Currency forward agreements (USD-BRL)	6	59.1	BRL	11.1	USD
Currency forward agreements (EUR-USD)	2	1.0	EUR	1.2	USD
Currency forward agreements (EUR-GBP)	4	2.2	GBP	2.6	EUR

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2022
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

Note 15: Fair Value of Assets and Liabilities

Assets and Liabilities Recorded at Fair Value

Assets and liabilities subject to fair value measurement by fair value level and recorded as follows:

		March 31, 2022			December 31, 2021
			Fair Value Measurements Using			Fair Value Measurements Using
	Classification on condensed consolidated Balance Sheets	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets
Short-term investments
Certificates of deposit	Short-term investments	$42.1	$42.1	$—	$34.3	$34.3	$—
Assets held in rabbi trusts	Securities and other investments	6.0	6.0	—	7.0	7.0	—
Foreign exchange forward contracts	Other current assets	0.1	—	0.1	0.1	—	0.1
Total		$48.2	$48.1	$0.1	$41.4	$41.3	$0.1
Liabilities
Foreign exchange forward contracts	Other current liabilities	$1.1	$—	$1.1	$0.1	$—	$0.1
Interest rate swaps - short term	Other current liabilities	0.7	—	0.7	2.8	—	2.8
Deferred compensation	Other liabilities	6.0	6.0	—	7.0	7.0	—
Total		$7.8	$6.0	$1.8	$9.9	$7.0	$2.9

The Company uses the end of period when determining the timing of transfers between levels. During each of the three months ended March 31, 2022 and 2021, there were no transfers between levels.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2022
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The carrying amount of the Company's debt instruments approximates fair value except for the 2024 Senior Notes and 2025 Senior Secured Notes. The fair value and carrying value of the 2024 Senior Notes and 2025 Senior Secured Notes are summarized as follows:

	March 31, 2022		December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
2024 Senior Notes	$380.0	$400.0	$401.0	$400.0
2025 Senior Secured Notes - USD	$707.0	$700.0	$745.5	$700.0
2025 Senior Secured Notes - EUR	$402.1	$388.5	$423.7	$396.4

Refer to note 9 for further details surrounding the Company's long-term debt as of March 31, 2022 compared to December 31, 2021. Additionally, the Company would remeasure certain assets at fair value, using Level 3 measurements, as a result of the occurrence of triggering events.

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

At March 31, 2022, the Company was a party to several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the condensed consolidated financial statements would not be materially affected by the outcome of these indirect tax claims and/or proceedings or asserted claims.

A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated liabilities. The Company estimated the aggregate risk at March 31, 2022 to be up to $55.7 for its material indirect tax matters. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire.

Legal Contingencies

At March 31, 2022, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate were considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings or asserted claims.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2022
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

Bank Guarantees, Standby Letters of Credit, and Surety Bonds

In the ordinary course of business, the Company may issue performance guarantees on behalf of its subsidiaries to certain customers and other parties. Some of those guarantees may be backed by standby letters of credit, surety bonds, or similar instruments. In general, under the guarantees, the Company would be obligated to perform, or cause performance, over the term of the underlying contract in the event of an unexcused, uncured breach by its subsidiary, or some other specified triggering event, in each case as defined by the applicable guarantee. At March 31, 2022, the maximum future contractual obligations relative to these various guarantees totaled $158.1, of which $24.0 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2021, the maximum future payment obligations relative to these various guarantees totaled $155.6, of which $24.0 represented standby letters of credit to insurance providers, and no associated liability was recorded.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2022
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

	Three months ended
	March 31
Timing of revenue recognition	2022	2021
Products transferred at a point in time	37%	39%
Products and services transferred over time	63%	61%
Net sales	100%	100%

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

The following table provides information about receivables and deferred revenue, which represent contract liabilities from contracts with customers:

Contract balance information	Trade receivables	Contract liabilities
Balance at December 31, 2021	$595.2	$322.4
Balance at March 31	$549.8	$379.1

There have been $4.6 and $5.9 during the three months ended March 31, 2022 and 2021, respectively, of impairment losses recognized as bad debt related to receivables or contract assets arising from the Company's contracts with customers.

As of December 31, 2021, the Company had $322.4 of unrecognized deferred revenue constituting the remaining performance obligations that are unsatisfied (or partially unsatisfied). During the three months ended March 31, 2022, the Company recognized revenue of $94.2 related to the Company's deferred revenue balance at December 31, 2021.

Transaction price allocated to the remaining performance obligations

As of March 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1,400. The Company generally expects to recognize revenue on the remaining performance obligations over the next twelve months. The Company enters into service agreements with cancellable terms after a certain period without penalty. Unsatisfied obligations reflect only the obligation during the initial term. The Company applies the practical expedient in ASC paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2022
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

The following table presents the components of finance lease receivables:

	March 31, 2022	December 31, 2021
Gross minimum lease receivables	$37.6	$39.5
Allowance for credit losses	(0.2)	(0.3)
Estimated unguaranteed residual values	0.1	0.1
	37.5	39.3
Less:
Unearned interest income	(1.8)	(1.2)
Total	$35.7	$38.1

Future minimum payments due from customers under finance lease receivables as of March 31, 2022 are as follows:

2022	$10.7
2023	8.0
2024	5.6
2025	5.4
2026	5.1
Thereafter	2.8
$37.6

There were no significant changes in provision for credit losses, recoveries and write-offs during the three months ended March 31, 2022 or 2021.

Note 19: Segment Information

The Company's reportable segments are the same as those the Chief Operating Decision Maker (CODM) regularly reviews and uses to make decisions, allocate resources and assess performance. The Company continually considers its operating structure and the information subject to regular review. The Company determined that its new Chief Executive Officer will remain as the CODM to identify and review reportable operating segments. The Company’s operating structure is based on a number of factors that management uses to evaluate, view and run its business operations, which currently includes, but is not limited to, product, service and solution. The restructuring charges disclosed in note 8 are not included in the calculation of segment operating profit as disclosed herein. Those expenses are included in the "Restructuring and DN Now transformation expenses" reconciling item between total segment operating profit and consolidated operating profit (loss). We have excluded the restructuring and transformation charges and net non-routine expenses from segment operating profit (loss) as they are not included in the measure as used by the CODM to make decisions, allocate resources and assess performance. Segment operating profit (loss) as disclosed herein is consistent with the segment profit or loss measure used by the CODM and does not include restructuring charges or other unusual or infrequently occurring items related to the transformation initiative, as the CODM does not regularly review and use such financial measures to make decisions, allocate resources and assess performance. The Company's reportable operating segments are the following: Eurasia Banking, Americas Banking and Retail.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2022
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

The following tables present information regarding the Company’s segment performance and provide a reconciliation between segment operating profit and the consolidated income (loss) before income taxes:

	Three months ended
	March 31
	2022	2021
Net sales summary by segment
Eurasia Banking	$277.9	$327.8
Americas Banking	284.8	311.7
Retail	267.1	304.4
Total revenue	$829.8	$943.9

Intersegment revenue
Eurasia Banking	$39.6	$28.5
Americas Banking	3.4	2.2
Total intersegment revenue	$43.0	$30.7

Segment operating profit
Eurasia Banking	$(8.5)	$25.0
Americas Banking	17.2	40.2
Retail	8.6	27.1
Total segment operating profit	$17.3	$92.3

Corporate charges not allocated to segments (1)	(24.6)	(13.3)
Impairment of assets	(55.2)	—
Restructuring and DN Now transformation expenses	—	(23.1)
Net non-routine expense	(20.9)	(19.7)
	$(100.7)	$(56.1)
Operating profit (loss)	(83.4)	36.2
Other income (expense)	(48.9)	(42.0)
Loss before taxes	$(132.3)	$(5.8)
(1)    Corporate charges not allocated to segments include headquarter-based costs associated with human resources, compensation and benefits, finance and accounting, global development/engineering, global strategy/mergers and acquisitions, global IT, tax, treasury and legal.

Refer to note 21 for specific details on the impairment of assets for the three months ended March 31, 2022.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2022
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Net non-routine expense consists of items that the Company has determined are non-routine in nature and not allocated to the reportable operating segments as they are not included in the measure as used by the CODM to make decisions, allocate resources and assess performance. Net non-routine expense of $20.9 for the three months ended March 31, 2022 primarily consisted of purchase accounting pre-tax charges for amortization of acquired intangibles of $18.5. Net non-routine expense of $19.7 for the three months ended March 31, 2021, primarily consisted of purchase accounting pre-tax charges for amortization of acquired intangibles of $19.9.

The following table presents information regarding the Company’s segment net sales by service and product solution:

	Three months ended
	March 31
	2022	2021
Segments
Eurasia Banking
Services	$159.5	$189.6
Products	118.4	138.2
Total Eurasia Banking	$277.9	$327.8

Americas Banking
Services	$224.2	$227.7
Products	60.6	84.0
Total Americas Banking	$284.8	$311.7

Retail
Services	$142.5	$156.3
Products	124.6	148.1
Total Retail	$267.1	$304.4

Total net sales	$829.8	$943.9

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2022
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 20: Cloud Implementation

At December 31, 2021, the Company had capitalized $50.7 of cloud implementation costs which are presented in the Other assets caption of the condensed consolidated balance sheet. During the first quarter of 2022, the Company impaired $38.4 of capitalized cloud implementation costs related to a cloud-based North American enterprise resource planning (ERP) system which was intended to replace the on premise ERP currently in use. In connection with the executive transition that took place in the first quarter of 2022 and the culmination of related process optimization workshops in March 2022, the Company made the decision to indefinitely suspend the cloud-based North America ERP implementation which was going to require significant additional investment before it could function as well as our current North America ERP, and to instead focus the Company's ERP implementation efforts on the distribution subsidiaries which can better leverage the standardization and simplification initiatives connected with the cloud-based implementation. As a result of the completed process optimization walkthroughs, the Company determined that the customizations already built for the North America ERP should not be leveraged at the distribution subsidiaries which require more streamlined and scalable process flows.

At March 31, 2022, and following the impairment, the Company had a remaining net book value of capitalized cloud implementation costs of $16.6, which relates to a combination of the distribution subsidiary ERP and corporate tools to support the human resources and finance teams.

Amortization of cloud implementation fees, which totaled $0.5 and $0.0 in the three months ending March 31, 2022 and 2021, respectively, are expensed over the term of the cloud computing arrangement, and the expense is required to be recognized in the same line item in the income statement as the associated hosting service expenses. Cash flows for cloud computing arrangements implementation costs, which were not material in each of the three months ending March 31, 2022 and 2021, are classified as cash outflows from operating activities.

Note 21: War in Ukraine

The Company has a Russian distribution subsidiary that generated approximately $45 in revenue and $5 in operating profit in 2021. Due to the economic sanctions levied on and developing economic conditions in Russia, the Company is in the early stages of liquidating the distribution subsidiary.

Additionally, the Company has distribution partners in Russia, Ukraine and Belarus that generated approximately $35 in revenue and $5 in gross profit in 2021. Due to the Russian incursion into Ukraine and the related economic sanctions, the prospect of re-establishing revenue from these relationships is currently uncertain.

Based on the circumstances outlined above, the Company recorded an impairment charge of $16.8 in the first quarter of 2022, inclusive of trade receivables from customers in the region that are doubtful of being collected, inventory specifically for customers in the region and various other assets that are not recoverable.

Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2022
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

Strategy
The Company is focused on consistently innovating its solutions to support a better transaction experience for consumers at bank and retail locations while simultaneously streamlining cost structures and business processes through the integration of hardware, software and services.

COVID-19
The Company continues to deliver high service levels to customers, even in hard-hit areas around the world, and received positive feedback from customers, including critical infrastructure providers, such as supermarkets and financial institutions, as to how effectively it has responded to the pandemic.

The Company continues to focus on the stability of its suppliers and supply chain to prepare for any potential difficulties stemming from the pandemic. Supply chain disruption, whether it be access to critical raw material components, such as semiconductor chips, or freight lead times and availability, negatively affected virtually every business in some form – Diebold Nixdorf included. The Company’s financial performance continues to be heavily impacted by longer lead times – both inbound and outbound – as well as non-billable inflationary pressures associated with these headwinds. While it will take time, we look forward to moving past the global macroeconomic challenges we have faced over the past two years by utilizing various mitigation strategies (e.g., supply chain optimization and price increases) to deliver for our customers and shareholders. We believe the Company is well-positioned to capitalize on the strong demand for our products and solutions as customers continue to desire our market-leading devices, services and software, as the market increasingly moves toward a self-service automation focus driven by the evolving behavior of consumers.

Given the measure of uncertainty surrounding the COVID-19 pandemic and the impacts it may have on our business and the businesses of our customers and suppliers, the possible resurgence of COVID-19 infection rates, including those resulting from new variants, and government actions in response thereto could disrupt our operations and our supply chain and materially adversely affect our business. Because of this uncertainty, we cannot reasonably estimate the ultimate impact to our business, results of operations, cash flows and financial position that the COVID-19 pandemic may have, but such impact could be material.

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

Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2022
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

Banking Services

Services represents the largest operational component of the Company and includes product-related services, implementation services and managed services. Product-related services incidents are managed through remote service capabilities or an on-site visit. The portfolio includes contracted maintenance, preventive maintenance, “on-demand” maintenance and total implementation services. Implementation services help our customers effectively respond to changing customer demands and includes scalable solutions based on globally standardized processes and tools, a single point of contact and reliable local expertise. Managed services and outsourcing consist of managing end-to-end business processes and technology integration. Our integrated business solutions include self-service fleet management, branch life-cycle management and ATM as-a-service capabilities.

In 2020, the Company launched the AllConnect Data Engine (ACDE), which enables a more data-driven and predictive approach to services. As of March 31, 2022, more than 160,000 ATMs were connected to ACDE. As the number of connected devices increases, the Company expects to benefit from more efficient and cost-effective operations.

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

DN Series is the culmination of several years of investment in consumer research, design and engineering resources. Key benefits and features of DN Series include:

◦superior availability and performance;
◦next-generation cash recycling technology;
◦full integration with the DN Vynamic™ software suite;
◦a modular and upgradeable design which enables customers to respond more quickly to changing customer demands;
◦higher note capacity and processing power;
◦improved security safeguards to protect customers against emerging physical, data and cyber threats;
◦a streamlined physical footprint which is up to 40% less than both legacy models and certain competing ATMs;
◦made of recycled and recyclable materials and is 25% lighter than most traditional ATMs, reducing CO emissions both in the manufacturing and transportation of components and terminals;
◦uses LED technology and highly efficient electrical systems, resulting in up to 50% power savings versus traditional ATMs; and
◦increased branding options for financial institutions.

Banking Software

The Company’s software encompasses digital solutions that enhance consumer-facing offerings, as well as    back-end platforms which manage transactions, operations and channel integration. These software applications facilitate millions of transactions via ATMs, kiosks, and other self-service devices, as well as via online and mobile digital channels.

Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2022
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

Retail Services

DN AllConnect Services® for retailers includes maintenance and availability services to continuously optimize the performance and total cost of ownership of retail touchpoints, such as checkout, self-service and mobile devices, as well as critical store infrastructure. The solutions portfolio includes: implementation services to expand, modernize or upgrade store concepts; maintenance services for on-site incident resolution and restoration of multi-vendor solutions; support services for on-demand service desk support; operations services for remote monitoring of stationary and mobile endpoint hardware; as well as application services for remote monitoring of multi-vendor software and planned software deployments and data moves. As a single point of contact, service personnel plan and supervise store openings, renewals and transformation projects, with attention to local details and customers’ global IT infrastructure.

In addition to services for retailers, the Company provides installation, management, and delivery services for electric vehicle (EV) charging stations. The Company delivers this service primarily for EV charging station deployers and dealers through its DN AllConnect Services℠ offering, helping clients maintain the highest uptime at the lowest total cost of ownership for their EV charging networks.

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

Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2022
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

Business Drivers

The business drivers of the Company's future performance include, but are not limited to:

•demand for self-service and automation from Banking and Retail customers driven by the evolution of consumer behavior;
•demand for cost efficiencies and better usage of real estate for bank branches and retail stores as they transform their businesses to meet the needs of their customers while facing macro-economic challenges;
•demand for services on distributed IT assets such as ATMs, POS and SCO, including managed services and professional services;
•timing of product upgrades and/or replacement cycles for ATMs, POS and SCO;
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

Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2022
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
Net Sales

The following tables represent information regarding the Company's net sales:

	Three months ended				Percent of Total Net Sales for the Three months ended
	March 31				March 31
	2022	2021	% Change	% Change in CC (1)	2022	2021
Segments
Eurasia Banking
Services	$159.5	$189.6	(15.9)	(10.8)	19.2	20.1
Products	118.4	138.2	(14.3)	(8.6)	14.3	14.6
Total Eurasia Banking	277.9	327.8	(15.2)	(9.9)	33.5	34.7

Americas Banking
Services	224.2	227.7	(1.5)	(2.0)	27.0	24.1
Products	60.6	84.0	(27.9)	(28.5)	7.3	8.9
Total Americas Banking	284.8	311.7	(8.6)	(9.2)	34.3	33.0

Retail
Services	142.5	156.3	(8.8)	(3.1)	17.2	16.6
Products	124.6	148.1	(15.9)	(10.6)	15.0	15.7
Total Retail	267.1	304.4	(12.3)	(6.8)	32.2	32.3

Total net sales	$829.8	$943.9	(12.1)	(8.7)	100.0	100.0
(1) The Company calculates constant currency by translating the prior-year period results at the current year exchange rate.

Three months ended March 31, 2022 compared with the three months ended March 31, 2021

Net sales decreased $114.1, or 12.1 percent, including a net unfavorable currency impact of $35.5 primarily related to the euro, resulting in a constant currency decrease of $78.6. After excluding the unfavorable currency impact, $8.8 of net sales generated during the three months ended March 31, 2021 from divested businesses, and $5.2 of net sales generated during the one month ended March 31, 2021 from business related to Russia and Ukraine, net sales decreased by $64.6.

Segments

•Eurasia Banking net sales decreased $49.9, including a net unfavorable currency impact of $19.4, related primarily to the euro. After excluding the unfavorable currency impact, $4.1 of net sales generated by divested businesses, and $3.0 from businesses within Russia and Ukraine, net sales decreased $23.4, which was driven by unplanned reductions in installation activity, including delays resulting from global supply chain disruptions and the Company's initiative to reduce low margin service contracts.

•Americas Banking net sales decreased $26.9, including a net favorable currency impact of $1.8, related primarily to the Brazilian real. Excluding the favorable impact of currency, net sales decreased $28.7 primarily as a result of logistical scheduling challenges at customer sites.

•Retail net sales decreased $37.3, including a net unfavorable currency impact of $17.9 mostly related to the euro. After excluding the unfavorable currency impact, $4.7 of sales generated by divested businesses, and $2.2 from businesses within Russia and Ukraine, net sales decreased $12.5 primarily from reduced POS and SCO installation volume and related services in Europe. The reduced volume is partially attributable to the non-recurrence of prior-year rollouts in response to the pandemic, and partially attributable to supply chain disruptions.

Three months ended March 31, 2022 compared with three months ended March 31, 2021

Net sales #N/A #N/A, or N/M percent, including a net favorable currency impact of $95.9 primarily related to the euro, resulting in a constant currency #N/A of $#N/A. After excluding the favorable currency impact and $46.6 of net sales generated during the three months ended March 31, 2022 from divested businesses, net sales #N/A by $#N/A.

Segments

•Eurasia Banking net sales #N/A #N/A, including a net favorable currency impact of $51.6, related primarily to the euro, and the impact of divestitures of $34.7. Excluding the impact of currency and divestitures, net sales #N/A $#N/A driven by timing of installation activity.

•Americas Banking net sales #N/A #N/A, including a net favorable currency impact of $0.1, and the impact of divestitures of $7.8. Excluding the impact of currency and divestitures, net sales #N/A $#N/A due to timing of installation activity in connection with longer lead times throughout the supply chain and the absence of non-recurring U.S. regional Windows 10 upgrades completed during the nine months ended September 30, 2020.

•Retail net sales #N/A #N/A, including a net favorable currency impact of $44.2 mostly related to the euro, and the impact of divestitures of $4.1. Excluding the impact of currency and divestitures, net sales #N/A $#N/A primarily from POS and SCO roll-outs in Europe and related services occurring during the nine months ended September 30, 2021 as well as increased demand for professional services.

Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2022
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

Gross Profit

The following table represents information regarding the Company's gross profit:

	Three months ended
	March 31
	2022	2021	% Change
Gross profit - services	$152.0	$184.0	(17.4)
Gross profit - products	33.3	89.2	(62.7)
Total gross profit	$185.3	$273.2	(32.2)

Gross margin - services	28.9%	32.1%
Gross margin - products	11.0%	24.1%

Total gross margin	22.3%	28.9%

Services gross margin decreased 320 basis points in the three months ended March 31, 2022 as a result of inflationary internal labor costs, higher third-party labor costs, reduced high-margin installation activity and lower fixed cost absorption due to the sales decline. Additionally, certain low-margin contracts were entered into within growing Eurasia markets in the interest of growing the Company's geographical footprint.

Product gross margin decreased 1,310 basis points in the three months ended March 31, 2022 due to higher inbound and outbound logistics costs and raw material price inflation.

Operating Expenses

The following table represents information regarding the Company's operating expenses:

	Three months ended
	March 31
	2022	2021	% Change
Selling and administrative expense	$181.0	$203.4	(11.0)
Research, development and engineering expense	32.3	34.1	(5.3)
(Gain) loss on sale of assets, net	0.2	(0.5)	N/M
Impairment of assets	55.2	—	N/M
Total operating expenses	$268.7	$237.0	13.4
Percent of net sales	32.4%	25.1%

Selling and administrative expense decreased $22.4 in the three months ended March 31, 2022 compared to the corresponding periods in 2021. The decrease is predominantly the result of $22.6 of restructuring and DN Now transformation expenses incurred in the first quarter of 2021. As a result of reduced profitability, expense related to the Company's annual incentive plan for the first quarter of 2022 is approximately $8.0 lower than 2021, which is offset by increased base wages and investments in growth.

In connection with the executive transition that took place in the first quarter of 2022 and the culmination of related process optimization workshops, the decision was made to indefinitely suspend the Company's North American ERP rollout. Due to the decision to focus the Company's cloud-based ERP implementation efforts on the distribution subsidiaries and the process workshops determining that work done for North America was not able to be leveraged at the distribution subsidiaries, the Company recorded an impairment of capitalized cloud-based North America ERP costs of $38.4 in the first quarter of 2022.

Also during the first quarter of 2022 and as a result of the Russian incursion into Ukraine and the related economic sanctions, the Company impaired $16.8 of assets connected with the Company's operations in Russia, Ukraine and Belarus.

Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2022
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

Operating Profit (Loss)

The following table represents information regarding the Company's operating profit (loss):

	Three months ended
	March 31
	2022	2021	% Change
Operating profit (loss)	$(83.4)	$36.2	N/M
Operating margin	(10.1)%	3.8%

Operating profit decreased by $119.6 in the three months ended March 31, 2022, compared to the prior-year period. The decrease in operating profit is primarily the result of a $87.9 reduction in gross profit attributable to logistical issues and higher input costs. Also contributing to the decrease in gross profit were the $55.2 of impairment charges taken in the first quarter of 2022 and discussed above. These charges were partially offset by $22.6 of restructuring and DN Now transformation expenses that were incurred in the first quarter of 2021.

Other Income (Expense)

The following table represents information regarding the Company's other income (expense), net:

	Three months ended
	March 31
	2022	2021	% Change
Interest income	$1.3	$1.7	(23.5)
Interest expense	(48.1)	(48.7)	1.2
Foreign exchange gain (loss), net	(4.7)	5.7	N/M
Miscellaneous, net	2.6	(0.7)	N/M
Other income (expense), net	$(48.9)	$(42.0)	(16.4)

Interest income and expense remained materially consistent in for the three month periods ended March 31, 2022 and 2021.

Foreign exchange gain, net for the three months ended March 31, 2022 and March 31, 2021 includes realized gains and losses, primarily related to Brazilian real foreign currency exposure, which was favorable in the current year period and unfavorable in the prior year period. Miscellaneous, net for the three months ended March 31, 2022 is primarily driven by recognition of non-service pension plan benefits in Germany.

Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2022
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
Net Loss

The following table represents information regarding the Company's net loss:

	Three months ended
	March 31
	2022	2021	% Change
Net loss	$(183.9)	$(8.1)	N/M
Percent of net sales	(22.2)%	(0.9)%
Effective tax rate	35.5%	17.4%

Changes in net loss are a result of the fluctuations outlined in the previous sections, the most significant of which relates to the impairment charges of $55.2. The change in net loss is also impacted by a $49.7 increase in income tax expense for the three months ended March 31, 2022 that is the result of the jurisdictional mix of income and loss, in addition to various discrete tax adjustments for uncertain tax positions, expired and forfeited stock compensation, state tax rate benefit, and a change in valuation allowance.

Segment Operating Profit Summary

The following tables represent information regarding the segment operating profit metrics, which exclude the impact of restructuring and non-routine charges, by reporting segment. Refer to note 19 of the condensed consolidated financial statements for further details of net sales and segment operating profit:

	Three months ended
	March 31
Eurasia Banking:	2022	2021	% Change
Net sales	$277.9	$327.8	(15.2)
Segment operating profit	$(8.5)	$25.0	(134.0)
Segment operating profit margin	(3.1)%	7.6%

Segment operating profit decreased $33.5 in the three months ended March 31, 2022, as compared to the prior-year period, due to the sales decline, raw material price inflation and higher inbound logistics costs. Operating expenses remained materially consistent in comparison to the prior year period despite significant inflationary wage pressures, which were offset by reduced bonus expense.

	Three months ended
	March 31
Americas Banking:	2022	2021	% Change
Net sales	$284.8	$311.7	(8.6)
Segment operating profit	$17.2	$40.2	(57.2)
Segment operating profit margin	6.0%	12.9%

Segment operating profit decreased $23.0 in the three months ended March 31, 2022 due to the sales decline, higher inbound and outbound logistics costs and raw material price inflation. Operating expenses remained materially consistent in comparison to the prior year period despite significant inflationary wage pressures, which were offset by reduced bonus expense.

Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2022
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

	Three months ended
	March 31
Retail:	2022	2021	% Change
Net sales	$267.1	$304.4	(12.3)
Segment operating profit	$8.6	$27.1	(68.3)
Segment operating profit margin	3.2%	8.9%

Segment operating profit decreased $18.5 in the three months ended March 31, 2022, as a result of decreased net sales. Gross margin percentage remained materially consistent with the prior year due to a shift towards higher margin sales, offset by inflationary cost pressures. Operating expenses remained materially consistent in comparison to the prior year period.

Liquidity and Capital Resources

The Company's total cash and cash availability as of March 31, 2022 and December 31, 2021 was as follows:

	March 31, 2022	December 31, 2021
Cash, cash equivalents and restricted cash	$224.7	$388.9
Less: Restricted cash	(0.4)	—
Additional cash availability from:
Cash included in assets held for sale	2.4	3.1
Uncommitted lines of credit	37.5	27.5
Revolving Facility	170.1	284.0
Short-term investments	42.1	34.3
Total cash and cash availability	$476.4	$737.8

Capital resources are obtained from income retained in the business, borrowings under the Company’s senior notes, committed and uncommitted credit facilities and operating and capital leasing arrangements. Management expects that the Company’s capital resources will be sufficient to finance planned working capital needs, research and development activities, investments in facilities or equipment, and pension contributions for at least the next 12 months. The Company had $0.4 and $0.0 of restricted cash at March 31, 2022 and December 31, 2021, respectively. The balance in restricted cash relates to the Company's liability to a transaction-processing customer for transactions where we have received funds from transacting parties and must pass those funds to the end customer.

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

As of March 31, 2022, the Company had a revolving facility provided by the Company's credit agreement (the Credit Agreement) of up to $330.0 (the Revolving Facility). The weighted-average interest rate on outstanding Revolving Facility borrowings as of March 31, 2022 and December 31, 2021 were 4.79 percent and 4.75 percent, respectively which are variable based on the London Interbank Offered Rate (LIBOR). There was $170.1 available under the Revolving Facility as of March 31, 2022, after excluding giving effect to $24.0 in outstanding letters of credit.

Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2022
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
The following table summarizes the results of the Company's condensed consolidated statement of cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended
Summary of cash flows:	March 31, 2022	March 31, 2021
Net cash provided (used) by operating activities	$(226.2)	$(65.2)
Net cash provided (used) by investing activities	(5.8)	3.2
Net cash provided (used) by financing activities	65.6	(24.9)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1.5	(1.8)
Change in cash, cash equivalents and restricted cash	$(164.9)	$(88.7)

Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments items impact reported cash flows. Net cash used by operating activities was $226.2 for the three months ended March 31, 2022, a change of $161.0 from cash use of $65.2 for the three months ended March 31, 2021.

•Cash flows from operating activities during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 were unfavorably impacted by a $175.8 increase in net loss. Refer to "Results of Operations" discussed above for further discussion of the Company's net loss.

•The net aggregate of inventories and accounts payable was a decrease in operating cash flow of $160.7 during the three months ended March 31, 2022, compared to an increase in operating cash flow of $3.9 during the three months ended March 31, 2021. The $164.6 reduction is primarily a result of payable disbursement timing as well as an increase in inventory due to longer lead times resulting from supply chain delays as well as unexpected revenue delays.

•The net aggregate of trade receivables and deferred revenue was an increase in operating cash flow of $89.4 during the three months ended March 31, 2022, compared to an increase in operating cash flow of $30.9 in the three months ended March 31, 2021. The $58.5 net change is primarily the result of the impact of reduced sales on the trade receivables balance. Days sales outstanding has remained materially consistent.

•The net aggregate of income taxes and deferred income taxes was a decrease in operating cash flow of $38.1 of during the three months ended March 31, 2022, compared to an decrease in operating cash flow of $6.7 during the three months ended March 31, 2021. Refer to Note 4: Income Taxes for additional discussion on income taxes.

•Restructuring resulted in net cash use of $11.5 and $10.6 during the three months ended March 31, 2022 and 2021, respectively. Despite no new restructuring accruals being recorded during the quarter, the Company continues to make severance payments related to its DN Now program.

•Non-cash adjustments to net income increased during the three month ended March 31, 2022 compared to the three months ended March 31, 2021. In 2022, the Company recorded $55.2 in non-cash impairment charges. Refer to Note 20 and Note 21 for further discussion. Depreciation expense decreased from $19.8 to $14.5 as a result of consecutive years of reduced capital expenditures.

Investing Activities

Cash flows from investing activities during the three months ended March 31, 2022 includes $4.0 and $7.6 for capital expenditures and software development, respectively, compared to $2.5 and $5.9, respectively, for the same period in 2021.

During the three months ended March 31, 2022, the Company received $5.8 of cash proceeds from the divestiture of its German reverse vending business. There was no acquisition or divestiture activity in the three months ended March 31, 2021.

During the three months ended March 31, 2022, net maturities from investing activity was $0.0, compared to $11.6 for the three months ended March 31, 2021.

Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2022
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
Financing Activities

Net cash provided by financing activities was $65.6 for the three months ended March 31, 2022 compared to a $24.9 use of cash for the same period in 2021. The change was primarily a result of net borrowings on the revolving credit facility of $75.0 during the three months ended March 31, 2022, compared to net repayments of $30.0 during the three months ended March 31, 2021.

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

Refer to note 9 of the condensed consolidated financial statements for additional information regarding the Company's debt obligations. The Company paid cash for interest related to its debt of $58.6 and $60.0 for the three months ended March 31, 2022 and March 31, 2021, respectively. As defined by the Credit Agreement, the ratio of net debt to trailing 12 months adjusted EBITDA was 6.4 times as of March 31, 2022. As of March 31, 2022, the Company was in compliance with the financial and other covenants in its debt agreements.

Contractual and Other Obligations The Company enters into certain purchase commitments due within one year for materials through contract manufacturing agreements for a total negotiated price. At March 31, 2022, the Company had minimal purchase commitments due within one year for materials through contract manufacturing agreements at negotiated prices.

Except for the items noted above, all contractual and other cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at March 31, 2022 compared to December 31, 2021.

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

Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2022
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

	Summarized Balance Sheets
	March 31, 2022	December 31, 2021
Total current assets	$521.1	$511.8
Total non-current assets	$2,092.5	$2,032.2

Total current liabilities	$1,514.8	$1,476.0
Total non-current liabilities	$2,021.8	$1,970.9

	Summarized Statements of Operations
	Three months ended	Year ended
	March 31, 2022	December 31, 2021
Net sales	$225.5	$1,038.3
Cost of sales	167.3	767.3
Selling and administrative expense	81.7	366.9
Research, development and engineering expense	9.6	35.8
Impairment of assets	38.4	—
Gain on sale of assets, net	—	(0.3)
Interest income	—	1.0
Interest expense	(36.4)	(139.7)
Foreign exchange gain (loss), net	3.0	8.3
Miscellaneous, net	15.7	100.1
Loss from continuing operations before taxes	$(89.2)	$(161.7)

Net (loss) income	$(183.9)	$(78.8)
Net (loss) income attributable to Diebold Nixdorf, Incorporated	$(183.1)	$(78.8)

As of March 31, 2022 and December 31, 2021, the Parent Company and the guarantor subsidiaries on a combined basis had the following balances with non-guarantor subsidiaries:

	Summarized Balance Sheets
	March 31, 2022	December 31, 2021
Total current assets	$194.3	$218.4
Total non-current assets	$610.6	$622.9

Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2022
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

There have been no material changes to the critical accounting policies and estimates described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2022
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
•changes in political, economic or other factors such as currency exchange rates, inflation rates (including the impact of possible currency devaluations in countries experiencing high inflation rates), recessionary or expansive trends, hostilities or conflicts (including the conflict between Russia and Ukraine), taxes and regulations and laws affecting the worldwide business in each of the Company's operations;
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
FORM 10-Q as of March 31, 2022
(in millions, except share and per share amounts)
Item 3: Quantitative and Qualitative Disclosures About Market Risk

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of market risk exposures. As discussed elsewhere in this Quarterly Report on Form 10-Q, the COVID-19 pandemic and related impacts on the global supply chain have negatively impacted our business and results of operations. As the Company cannot predict the full duration or extent of the pandemic, the future impact on the results of operations, financial position and cash flows, among others, cannot be reasonably estimated, but could be material. There have been no other material changes in this information since December 31, 2021.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company's management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that such disclosure controls and procedures were effective as of March 31, 2022.

Change in Internal Controls

During the first quarter ended March 31, 2022, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2022
(in millions, except share and per share amounts)
Part II – Other Information

Item 1: Legal Proceedings

At March 31, 2022, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims.

For more information regarding legal proceedings, please refer to Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 and to "Legal Contingencies" in note 16 of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Other than as described in "Legal Contingencies" in note 16 of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no material developments with respect to the legal proceedings reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Item 1A: Risk Factors

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There has been no material change to this information since December 31, 2021.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Information concerning the Company’s share repurchases made during the first quarter ended March 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
January	21,719	$8.89	—	2,426,177
February	367,193	$8.48	—	2,426,177
March	1,635	$7.27	—	2,426,177
Total	390,547	$8.50	—
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
FORM 10-Q as of March 31, 2022
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
Certificate of Amendment to Amended Articles of Incorporation of Diebold Nixdorf, Incorporated, effective March 9, 2022 – incorporated by reference to Exhibit 3.1(vi) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-4879)

3.2	Amended and Restated Code of Regulations – incorporated by reference to Exhibit 3.1(ii) to Registrant’s Current Report on Form 8-K filed on February 17, 2017 (Commission File No. 1-4879)

10.1
Eleventh Amendment to Credit Agreement, dated as of March 11, 2022, by and among Diebold Nixdorf, Incorporated, as borrower, the subsidiary borrowers named therein, the guarantors party thereto from time to time, JPMorgan Chase Bank, as administrative agent and other institutions named on the signature pages thereto – incorporated by reference to Exhibit 10.8(xiii) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-4879)

10.2
Offer Letter, dated February 9, 2022, by and between Diebold Nixdorf, Incorporated and Octavio Marquez – incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 10, 2022 (Commission File No. 1-4879)

10.3	Separation and Transition Agreement, dated February 9, 2022, by and between Diebold Nixdorf, Incorporated and Gerrard B. Schmid – incorporated by reference to Exhibit 10.2 (Commission File No. 1-4879)

22.1	List of Subsidiary Guarantors

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD NIXDORF, INCORPORATED

Date:	May 10, 2022		/s/ Jeffrey Rutherford
		By:	Jeffrey Rutherford
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)