Form 10-Q
period 2022-06-30
DIEBOLD NIXDORF, Inc
filed 2022-08-09
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding as of August 5, 2022 was 79,062,032.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Form 10-Q

Part I – Financial Information
Item 1: Financial Statements

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share and per share amounts)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash, cash equivalents, and restricted cash	$249.9	$388.9
Short-term investments	31.4	34.3
Trade receivables, less allowances for doubtful accounts of $33.5 and $35.3, respectively	563.1	595.2
Inventories	642.2	544.2
Prepaid expenses	48.1	48.2
Current assets held for sale	61.5	73.4
Other current assets	252.4	203.1
Total current assets	1,848.6	1,887.3
Securities and other investments	8.2	11.0
Property, plant and equipment, net of accumulated depreciation and amortization of $466.6 and $494.3, respectively	117.2	138.1
Goodwill	688.9	743.6
Deferred income taxes	—	95.7
Customer relationships, net	242.3	301.7
Other assets	276.9	329.8
Total assets	$3,182.1	$3,507.2
LIABILITIES AND EQUITY
Current liabilities
Notes payable	$10.8	$47.1
Accounts payable	718.1	706.3
Deferred revenue	335.0	322.4
Payroll and other benefits liabilities	135.2	186.5
Current liabilities held for sale	10.4	20.3
Other current liabilities	446.8	466.8
Total current liabilities	1,656.3	1,749.4
Long-term debt	2,411.7	2,245.6
Pensions, post-retirement and other benefits	92.0	104.2
Deferred income taxes	136.0	105.5
Other liabilities	133.3	139.5
Equity
Diebold Nixdorf, Incorporated shareholders' equity
Preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Common shares, $1.25 par value, 125,000,000 authorized shares, 95,687,758 and 94,599,742 issued shares, 79,043,588 and 78,352,333 outstanding shares, respectively	119.6	118.3
Additional capital	825.0	819.6
Retained earnings (accumulated deficit)	(1,204.7)	(822.4)
Treasury shares, at cost (16,644,170 and 16,247,409 shares, respectively)	(585.4)	(582.1)
Accumulated other comprehensive loss	(412.2)	(378.5)
Total Diebold Nixdorf, Incorporated shareholders' equity	(1,257.7)	(845.1)
Noncontrolling interests	10.5	8.1
Total equity	(1,247.2)	(837.0)
Total liabilities and equity	$3,182.1	$3,507.2
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)
(in millions, except per share amounts)

	Three months ended		Six months ended
	June 30		June 30
	2022	2021	2022	2021
Net sales
Services	$525.4	$586.7	$1,051.6	$1,160.3
Products	326.3	356.8	629.9	727.1
	851.7	943.5	1,681.5	1,887.4
Cost of sales
Services	375.1	409.9	749.3	799.5
Products	315.8	281.7	586.1	562.8
	690.9	691.6	1,335.4	1,362.3
Gross profit	160.8	251.9	346.1	525.1
Selling and administrative expense	213.8	204.8	394.8	408.2
Research, development and engineering expense	33.1	35.6	65.4	69.7
(Gain) loss on sale of assets, net	—	(1.4)	0.2	(1.9)
Impairment of assets	5.4	—	60.6	—
	252.3	239.0	521.0	476.0
Operating profit (loss)	(91.5)	12.9	(174.9)	49.1
Other income (expense)
Interest income	1.0	2.3	2.3	4.0
Interest expense	(49.6)	(49.7)	(97.7)	(98.4)
Foreign exchange gain (loss), net	2.3	(9.2)	(2.4)	(3.5)
Miscellaneous, net	4.6	2.7	7.2	2.0
Loss before taxes	(133.2)	(41.0)	(265.5)	(46.8)
Income tax expense (benefit)	64.2	(11.2)	115.1	(10.0)
Equity in loss of unconsolidated subsidiaries	(1.7)	(0.5)	(2.4)	(1.6)
Net loss	(199.1)	(30.3)	(383.0)	(38.4)
Net income (loss) attributable to noncontrolling interests	0.1	—	(0.7)	—
Net loss attributable to Diebold Nixdorf, Incorporated	$(199.2)	$(30.3)	$(382.3)	$(38.4)

Basic and diluted weighted-average shares outstanding	79.0	78.3	78.9	78.2

Net loss attributable to Diebold Nixdorf, Incorporated
Basic and diluted loss per share	$(2.52)	$(0.39)	$(4.85)	$(0.49)
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in millions)

	Three months ended		Six months ended
	June 30		June 30
	2022	2021	2022	2021
Net loss	$(199.1)	$(30.3)	$(383.0)	$(38.4)
Other comprehensive income (loss), net of tax
Translation adjustment	(47.3)	21.8	(36.1)	(13.5)
Foreign currency hedges (net of tax of $0.0, $0.0, $0.0, and $0.0, respectively)	0.9	(1.3)	(0.1)	0.3
Interest rate hedges
Net income (loss) recognized in other comprehensive income (net of tax of $0.0, $0.4, $0.6, and $0.8, respectively)	1.8	2.0	4.7	4.1
Reclassification adjustment for amounts recognized in net income	—	(0.3)	(0.6)	(0.8)
	1.8	1.7	4.1	3.3
Pension and other post-retirement benefits
Net actuarial loss amortized (net of tax of $(0.7), $0.4, $(0.4), and $0.9 respectively)	0.1	1.2	0.8	3.8
Other	—	—	0.7	(0.9)
Other comprehensive loss, net of tax	(44.5)	23.4	(30.6)	(7.0)
Comprehensive loss	(243.6)	(6.9)	(413.6)	(45.4)
Less: Comprehensive income (loss) attributable to noncontrolling interests	2.4	0.1	2.4	0.6
Comprehensive loss attributable to Diebold Nixdorf, Incorporated	$(246.0)	$(7.0)	$(416.0)	$(46.0)
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Six months ended
	June 30
	2022	2021
Cash flow from operating activities
Net loss	$(383.0)	$(38.4)
Adjustments to reconcile net loss to cash flow used by operating activities:
Depreciation and amortization	29.1	38.5
Amortization of Wincor Nixdorf purchase accounting intangible assets	36.1	39.8
Amortization of deferred financing costs into interest expense	8.3	8.7
Share-based compensation	6.9	8.0
(Gain) loss on sale of assets, net	0.1	(1.9)
Impairment of assets	60.6	—
Deferred income taxes	130.4	(3.9)
Other	1.7	—
Changes in certain assets and liabilities
Trade receivables	(4.3)	(2.3)
Inventories	(136.0)	(96.0)
Accounts payable	46.0	70.4
Deferred revenue	24.0	(40.6)
Sales tax and net value added tax	(26.0)	(34.7)
Income taxes	(45.1)	(34.2)
Accrued salaries, wages and commissions	(45.0)	(11.5)
Restructuring accrual	40.1	(10.1)
Warranty liability	(2.8)	(0.2)
Pension and post retirement benefits	(9.9)	(2.7)
Certain other assets and liabilities	(37.8)	(32.6)
Net cash used by operating activities	(306.6)	(143.7)
Cash flow from investing activities
Capital expenditures	(8.1)	(6.2)
Capitalized software development	(17.4)	(11.2)
Proceeds from divestitures, net of cash divested	10.5	5.8
Proceeds from maturities of investments	235.0	177.3
Payments for purchases of investments	(226.9)	(150.3)
Proceeds from sale of assets	—	1.7
Net cash provided (used) by investing activities	(6.9)	17.1
Cash flow from financing activities
Revolving credit facility borrowings (repayments), net	192.0	20.9
Other debt borrowings	1.9	7.4
Other debt repayments	(7.9)	(5.2)
Contributions from noncontrolling interest holders	—	12.7
Other	(5.7)	(6.3)
Net cash provided by financing activities	180.3	29.5
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5.5)	(0.6)
Change in cash, cash equivalents and restricted cash	(138.7)	(97.7)
Add: Cash included in assets held for sale at beginning of period	3.1	2.7
Less: Cash included in assets held for sale at end of period	3.4	5.2
Cash, cash equivalents and restricted cash at the beginning of the period	388.9	324.5
Cash, cash equivalents and restricted cash at the end of the period	$249.9	$224.3
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2022
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

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In addition, some of the Company’s statements in this Quarterly Report on Form 10-Q may involve risks and uncertainties that could significantly impact expected future results. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for the full year.

The Company has reclassified the presentation of certain prior-year information to conform to the current presentation.

Recently Issued Accounting Guidance

The Company considers the applicability and impact of all Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board (FASB).

In March 2020, the FASB issued guidance that provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by the transition away from reference rates expected to be discontinued to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into on or before December 31, 2022. The standard does not materially impact the Company's consolidated financial statements.

Although there are other new accounting pronouncements issued by the FASB, the Company does not believe these will have a materially impact on its consolidated financial statements.

Note 2: Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per share includes the dilutive effect of potential common shares outstanding. Under the two-class method of computing earnings (loss) per share, non-vested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities. The Company’s participating securities include restricted stock units (RSUs), director deferred shares and shares that vested but were deferred by employees. The Company calculated basic and diluted earnings (loss) per share under both the treasury stock method and the two-class method. For the three and six months ended June 30, 2022 and 2021, there were no differences in the earnings (loss) per share amounts calculated using the two methods. Accordingly, the treasury stock method is disclosed below; however, because the Company is in a net loss position, dilutive shares of 2.2 and 1.3 for the three months ended June 30, 2022 and 2021, respectively, and 1.5 and 1.3 for the six months ended June 30, 2022 and 2021, respectively, are excluded from the shares used in the computation of diluted earnings (loss) per share.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2022
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table represents amounts used in computing earnings (loss) per share and the effect on the weighted-average number of shares of dilutive potential common shares:

	Three months ended		Six months ended
	June 30		June 30
	2022	2021	2022	2021
Numerator
Income (loss) used in basic and diluted loss per share
Net loss	$(199.1)	$(30.3)	$(383.0)	$(38.4)
Net income (loss) attributable to noncontrolling interests	0.1	—	(0.7)	—
Net loss attributable to Diebold Nixdorf, Incorporated	$(199.2)	$(30.3)	$(382.3)	$(38.4)
Denominator
Weighted-average number of common shares used in basic and diluted loss per share (1)	79.0	78.3	78.9	78.2
Net loss attributable to Diebold Nixdorf, Incorporated
Basic and diluted loss per share	$(2.52)	$(0.39)	$(4.85)	$(0.49)
(1)Shares of 5.0 and 1.6 for the three months ended June 30, 2022 and 2021, respectively, and 4.5 and 1.6 for the six months ended June 30, 2022 and 2021, respectively, are excluded from the computation of diluted earnings per share because the effects are anti-dilutive, irrespective of the net loss position.

Note 3: Income Taxes

The effective tax rate on the loss from continuing operations was (48.2) percent and (43.4) percent for the three and six months ended June 30, 2022. The tax provision for the three months ended June 30, 2022 was attributable to current quarter pre-tax losses and a current quarter discrete tax adjustment relating to a change in judgment on valuation allowance due to the Company’s current quarter going concern assessment. In conjunction with this change in judgment on valuation allowance, the Company has also changed its approach in calculating its income tax expense by using its actual effective tax rate year to date, as opposed to its annual effective tax rate as in the past, as provided in Accounting Standards Codification (ASC) Topic 740-270-30-18. See Note 9 for further details. Similarly, the tax provision for the six months ended June 30, 2022 was attributable to the jurisdictional mix of year to date income and loss, in addition to the change in valuation allowance referenced above.

The effective tax rate on the loss from continuing operations was 27.0 percent and 20.7 percent for the three and six months ended June 30, 2021. The tax benefit for the three months ended June 30, 2021 was attributable to current quarter pre-tax losses. The tax benefit for the six months ended June 30, 2021 was primarily attributable to the jurisdictional mix of income and loss, valuation allowance on certain interest expense carryforwards, partially offset by discrete tax adjustments for uncertain tax positions, tax return to provision differences and expired stock compensation.

Note 4: Inventories

Major classes of inventories are summarized as follows:

	June 30, 2022	December 31, 2021
Raw materials and work in process	$240.9	$194.1
Finished goods	234.6	180.3
Total product inventories	475.5	374.4

Service parts	166.7	169.8
Total inventories	$642.2	$544.2

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2022
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 5: Investments

The Company’s investments, primarily in Brazil, consist of certificates of deposit that are recorded at fair value based upon quoted market prices. Changes in fair value are recognized in interest income, determined using the specific identification method, and were minimal. There were no gains from the sale of securities or proceeds from the sale of securities prior to the maturity date for the three and six months ended June 30, 2022 and 2021.

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

The Company’s investments subject to fair value measurement consist of the following:

	Cost Basis	Unrealized Gain / (Loss)	Fair Value
As of June 30, 2022
Short-term investments
Certificates of deposit	$31.4	$—	$31.4
Long-term investments
Assets held in a rabbi trust	$4.9	$0.2	$5.1

As of December 31, 2021
Short-term investments
Certificates of deposit	$34.3	$—	$34.3
Long-term investments
Assets held in a rabbi trust	$5.4	$1.6	$7.0
Securities and other investments also includes cash surrender value of insurance contracts of $3.1 and $4.0 as of June 30, 2022 and December 31, 2021, respectively.

The Company has certain non-consolidated joint ventures that are not significant subsidiaries and are accounted for under the equity method of accounting. The Company owns 48.1 percent of Inspur Financial Information System Co., Ltd. (Inspur JV) and 49.0 percent of Aisino-Wincor Retail & Banking Systems (Shanghai) Co., Ltd. (Aisino JV). The Company engages in transactions in the ordinary course of business with the respective joint ventures. As of June 30, 2022, the Company had accounts receivable and accounts payable balances with these joint ventures of $2.7 and $25.1, respectively, which are included in trade receivables, less allowances for doubtful accounts and accounts payable on the condensed consolidated balance sheets.

Note 6: Goodwill and Other Assets

In the second quarter of 2022, the Company reorganized its reportable segments in connection with the a new and simplified operating model implemented by the recently appointed chief executive officer. This organizational change is described in further detail in Note 19, and is consistent with how the chief executive officer, the chief operating decision maker (CODM), makes key operating decisions, allocates resources, and assesses the performance of the business.

Prior to reorganization, the Company had four reporting units: Eurasia Banking, Americas Banking, EMEA Retail, and Rest of World Retail. The Company's new reporting units, determined in accordance with ASC 350, "Intangibles - goodwill and other", are the same as the operating and reportable segments, which are global Banking and global Retail. The Banking reporting unit is the summation of the legacy Eurasia Banking and Americas Banking reporting units and Retail is the summation of the legacy EMEA Retail and Rest of World Retail reporting units.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2022
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The new segmentation aligns with the Company's focus on standard and centralized global product and service offerings that support our customer base, which is largely comprised of global financial institutions and retailers. Further the simplified organization does not have regional leaders reporting to the CODM, and operating metrics other than net sales will not be allocated or analyzed on a regional basis largely due to the centralization of our manufacturing and procurement functions.

As of April 30, 2022 and as a result of the reporting unit change, we performed an interim quantitative goodwill impairment test for both our old and new reporting units using a combination of the income valuation and market approach methodology. The determination of the fair value of the reporting unit requires significant estimates and assumptions, including significant unobservable inputs. The key inputs included, but were not limited to, discount rates, terminal growth rates, market multiple data from selected guideline public companies, management’s internal forecasts which include numerous assumptions such as projected net sales, gross profit, sales mix, operating and capital expenditures and earnings before interest and taxes margins, among others. No impairment resulted from the quantitative interim goodwill impairment test under either the legacy or new reporting unit structure.

Management determined that the fair value of Eurasia Banking had a cushion of approximately 10 percent when compared to its carrying amounts prior to the change. The other legacy reporting units had significant excess fair value or cushion when compared to its carrying amount. Under the new reporting unit structure, Banking had a cushion of approximately 130 percent and Retail had a cushion of approximately 110 percent.

Changes in certain assumptions or the Company's failure to execute on the current plan could have a significant impact to the estimated fair value of the reporting units.

In addition to the quantitative goodwill impairment test, the Company also performed a reassignment of the goodwill to the new reporting units using a relative fair value allocation approach required by ASC 350. The results of that reassignment are included in the summary below.

	Legacy Reporting Units		New Reporting Unit
	Eurasia Banking	Americas Banking	Banking	Retail	Total
Goodwill	$590.4	$444.7	$—	$236.2	$1,271.3
Accumulated impairment	(291.7)	(122.0)	—	(57.2)	(470.9)
Balance at January 1, 2021	$298.7	$322.7	$—	$179.0	$800.4
Divestitures	—	—	—	(3.3)	(3.3)
Currency translation adjustment	(29.0)	(4.6)	—	(19.9)	(53.5)
Goodwill	$561.4	$440.1	$—	$213.0	$1,214.5
Accumulated impairment	(291.7)	(122.0)	—	(57.2)	(470.9)
Balance at December 31, 2021	$269.7	$318.1	$—	$155.8	$743.6
Currency translation adjustment	(6.3)	(1.0)	—	(4.4)	(11.7)
Goodwill	$555.1	$439.1	$—	$208.6	$1,202.8
Accumulated impairment	(291.7)	(122.0)	—	(57.2)	(470.9)
Balance at March 31, 2022	$263.4	$317.1	$—	$151.4	$731.9
Currency translation adjustment	—	—	(28.0)	(15.0)	(43.0)
Goodwill reassignment	(555.1)	(439.1)	922.2	72.0	—
Goodwill	$—	$—	$894.2	$265.6	$1,159.8
Accumulated impairment reassignment	291.7	122.0	(413.7)	—	—
Accumulated impairment	$—	$—	$(413.7)	$(57.2)	$(470.9)

Balance at June 30, 2022	$—	$—	$480.5	$208.4	$688.9

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2022
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following summarizes information on intangible assets by major category:

		June 30, 2022			December 31, 2021
	Weighted-average remaining useful lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships, net	3.7 years	$645.0	$(402.7)	$242.3	$703.3	$(401.6)	$301.7

Capitalized Software Development	1.7 years	232.5	(186.9)	45.6	228.1	(184.9)	43.2
Development costs non-software	0.8 years	46.9	(46.8)	0.1	51.8	(51.6)	0.2
Other intangibles	5.4 years	47.9	(45.7)	2.2	50.8	(48.4)	2.4
Other intangible assets, net		327.3	(279.4)	47.9	330.7	(284.9)	45.8
Total		$972.3	$(682.1)	$290.2	$1,034.0	$(686.5)	$347.5

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

The following table identifies the activity relating to total capitalized software development:

	2022	2021
Beginning balance as of January 1	$43.2	$38.0
Capitalization	17.4	11.2
Amortization	(10.1)	(12.5)
CTA, transferred to held-for-sale, other	(4.9)	1.5
Ending balance as of June 30	$45.6	$38.2

The Company's total amortization expense, excluding that related to deferred financing costs, was $48.9 and $52.1 for the six months ended June 30, 2022 and 2021, respectively. The Company's total amortization expense, excluding that related to deferred financing costs, was $24.6 and $26.0 for the three months ended June 30, 2022 and 2021, respectively.

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

Changes in the Company’s warranty liability balance are illustrated in the following table:

	2022	2021
Beginning balance as of January 1	$36.3	$38.6
Current period accruals	4.6	11.0
Current period settlements	(6.8)	(11.4)
Currency translation adjustment	(1.4)	(0.6)
Ending balance as of June 30	$32.7	$37.6

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2022
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 8: Restructuring

In the fourth quarter of 2021, the Company completed the execution of a multi-year restructuring and transformation program called DN Now. On a cumulative basis, $218.9 of expenses were incurred through December 31, 2021. These costs consisted primarily of severance charges, costs of personnel transitioning out of the organization, and consulting fees paid to third-party organizations who assisted with our transition to a shared service model.

On May 10, 2022, the Company announced a new initiative to streamline operations, drive efficiencies and digitize processes, targeting annualized cost savings of more than $150.0 by the end of 2023. During both the three and six month periods ended June 30, 2022, the Company incurred $78.3 of restructuring and transformation costs. The most significant of these costs was $54.9 that was accrued for future severance payments under an ongoing severance benefit program. Consistent with DN Now, the remainder of the expenses incurred primarily relate to transitioning personnel and consultants.

In connection with the latest restructuring initiative, several facilities have been identified for closure, which resulted in a $5.4 impairment of right-of-use assets and related leasehold improvements and furniture and fixtures recorded during the three months ended June 30, 2022.

The following table summarizes the impact of the Company’s restructuring and transformation charges on the consolidated statements of operations:

	Three months ended		Six months ended
	June 30		June 30
	2022	2021	2022	2021
Cost of sales – services	$4.4	$10.1	$4.4	$10.1
Cost of sales – products	8.7	1.1	8.7	1.6
Selling and administrative expense	57.9	6.5	57.9	11.7
Research, development and engineering expense	7.3	(0.6)	7.3	(0.3)
Total	$78.3	$17.1	$78.3	$23.1

The following table summarizes the Company’s severance accrual balance and related activity:

	2022	2021
Beginning balance as of January 1	$35.3	$62.9
Severance Accruals	54.9	10.3
Payouts/Settlements	(16.0)	(18.5)
Other	—	(2.8)
Ending balance as of June 30	$74.2	$51.9

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2022
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 9: Debt

Outstanding debt balances were as follows:

	June 30, 2022	December 31, 2021
Notes payable
Uncommitted lines of credit	$1.4	$1.6
2022 Revolving Facility	—	35.9
2023 Term Loan B Facility - USD	4.8	4.8
2023 Term Loan B Facility - Euro	4.3	4.7
Other	0.3	0.3
	$10.8	$47.3
Short-term deferred financing fees	—	(0.2)
	$10.8	$47.1
Long-term debt
2023 Revolving Facility	$252.9	$25.0
2023 Term Loan B Facility - USD	378.0	381.0
2023 Term Loan B Facility - Euro	341.8	375.6
2024 Senior Notes	400.0	400.0
2025 Senior Secured Notes - USD	700.0	700.0
2025 Senior Secured Notes - EUR	363.5	396.4
Other	4.6	4.2
	$2,440.8	$2,282.2
Long-term deferred financing fees	(29.1)	(36.6)
	$2,411.7	$2,245.6

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
FORM 10-Q as of June 30, 2022
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

Credit Agreement - Term Loan and Revolving Facilities and Related Going Concern Evaluation

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

As of June 30, 2022, the Term Loan Facilities and Revolving Facility under the Credit Agreement were secured by substantially all assets of Diebold Nixdorf, Incorporated and its domestic subsidiaries that are borrowers or guarantors under the Credit Agreement, subject to certain exceptions and permitted liens.

Pursuant to the requirements of ASC Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are issued or available to be issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the condensed consolidated financial statements are issued or available to be issued.

The Revolving Facility is due on July 20, 2023, less than one year from the filing of this Quarterly Report on Form 10-Q. Refinancing the components of our debt arrangements that have near-term maturities, inclusive of the Revolving Facility and Term Loan B Facility, is a top priority. The Company has engaged advisors to assist in our refinancing efforts, with an expectation that we reach resolution as soon as practical. While the Company is optimistic regarding our ability to refinance, there can be no assurance that such financing would be available to us on terms acceptable to us, or at all. Our ability to refinance is subject to several factors, including market and economic conditions, the amount of capital required, our performance and investor sentiment with respect to us, our business, and our industry. As a result of these uncertainties and in connection with the Revolving Facility being due within twelve months of the condensed consolidated financial statement issuance for the period ended June 30, 2022, and notwithstanding management’s refinancing plans and efforts to date, substantial doubt exists regarding our ability to continue as a going concern. Further, the Company expects the substantial doubt would be alleviated following completion of the refinancing we are pursuing. The condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

Uncommitted Line of Credit

As of June 30, 2022, the Company had various international short-term uncommitted lines of credit with borrowing limits aggregating to $37.9. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of June 30, 2022 and December 31, 2021 was 5.00 percent and 3.24 percent, respectively, and primarily relate to higher interest rate, short-term uncommitted lines of credit in Columbia and Brazil. Short-term uncommitted lines mature in less than one year. The remaining amount available under the short-term uncommitted lines at June 30, 2022 was $36.5.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2022
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The cash flows related to debt borrowings and repayments were as follows:

	Six months ended
	June 30
	2022	2021
Revolving credit facility borrowings	$407.0	$135.0

Revolving credit facility repayments	$(215.0)	$(114.1)

Other debt borrowings
International short-term uncommitted lines of credit borrowings	$1.9	$7.4

Other debt repayments
Payments on Term Loan B Facility - USD under the Credit Agreement	$(3.0)	$(2.4)
Payments on Term Loan B Facility - Euro under the Credit Agreement	(2.8)	(2.5)
International short-term uncommitted lines of credit and other repayments	(2.1)	(0.3)
	$(7.9)	$(5.2)

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

The Company's debt agreements contain various financial covenants, including net debt to adjusted EBITDA and net interest coverage ratio, along with certain negative covenants that, among other things, limit dividends, acquisitions and the use of proceeds from divestitures. The Credit Agreement financial ratios are as follows:

•a maximum allowable total net debt to adjusted EBITDA leverage ratio of 6.75 to 1.00 for the quarter ended June 30, 2022 (decreasing to 6.50 for the quarter ended September 30, 2022, 5.50 for the quarter ended December 31, 2022, and 5.25 for the quarter ended March 31, 2023); and
•a minimum adjusted EBITDA to net interest expense coverage ratio of not less than 1.63 to 1.00 (increasing to 1.75 on September 30, 2022 and thereafter).

As of June 30, 2022, the Company was in compliance with the financial covenants in its debt agreements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2022
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 10: Redeemable Noncontrolling Interests

Changes in redeemable noncontrolling interests were as follows:

	2022	2021
Beginning balance as of January 1	$—	$19.2
Redemption value adjustment	—	—
Termination of put option	—	(19.2)
Ending balance as of June 30	$—	$—

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
FORM 10-Q as of June 30, 2022
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 11: Equity

The following tables present changes in shareholders' equity attributable to Diebold Nixdorf, Incorporated and the noncontrolling interests:

					Accumulated Other Comprehensive Income (Loss)	Total Diebold Nixdorf, Incorporated Shareholders' Equity
	Common Shares	Additional Capital	Accumulated Deficit	Treasury Shares			Non-controlling Interests	Total Equity
Balance, December 31, 2021	$118.3	$819.6	$(822.4)	$(582.1)	$(378.5)	$(845.1)	$8.1	$(837.0)
Net loss	—	—	(183.1)	—	—	(183.1)	(0.8)	(183.9)
Other comprehensive loss	—	—	—	—	13.1	13.1	0.8	13.9
Share-based compensation issued	1.2	(1.2)	—	—	—	—	—	—
Share-based compensation expense	—	1.7	—	—	—	1.7	—	1.7
Treasury shares	—	—	—	(3.3)	—	(3.3)	—	(3.3)
Balance, March 31, 2022	$119.5	$820.1	$(1,005.5)	$(585.4)	$(365.4)	$(1,016.7)	$8.1	$(1,008.6)
Net loss	—	—	(199.2)	—	—	(199.2)	0.1	(199.1)
Other comprehensive loss	—	—	—	—	(46.8)	(46.8)	2.3	(44.5)
Share-based compensation issued	0.1	(0.3)	—	—	—	(0.2)	—	(0.2)
Share-based compensation expense	—	5.2	—	—	—	5.2	—	5.2
Treasury shares	—	—	—	—	—	—	—	—
Balance, June 30, 2022	$119.6	$825.0	$(1,204.7)	$(585.4)	$(412.2)	(1,257.7)	$10.5	$(1,247.2)

					Accumulated Other Comprehensive Income (Loss)	Total Diebold Nixdorf, Incorporated Shareholders' Equity
	Common Shares	Additional Capital	Accumulated Deficit	Treasury Shares			Non-controlling Interests	Total Equity
Balance, December 31, 2020	$116.9	$787.9	$(742.3)	$(576.7)	$(412.9)	$(827.1)	$(4.6)	$(831.7)
Net income (loss)	—	—	(8.1)	—	—	(8.1)	—	(8.1)
Other comprehensive loss	—	—	—	—	(30.9)	(30.9)	0.5	(30.4)
Share-based compensation issued	1.1	(1.1)	—	—	—	—	—	—
Share-based compensation expense	—	3.5	—	—	—	3.5	—	3.5
Treasury shares	—	—	—	(5.2)	—	(5.2)	—	(5.2)
Reclassifications of redeemable noncontrolling interest	—	19.2	—	—	—	19.2	12.7	31.9
Balance, March 31, 2021	$118.0	$809.5	$(750.4)	$(581.9)	$(443.8)	$(848.6)	$8.6	$(840.0)
Net income (loss)	—	—	(30.3)	—	—	(30.3)	—	(30.3)
Other comprehensive loss	—	—	—	—	23.3	23.3	0.1	23.4
Share-based compensation issued	0.2	(0.2)	—	—	—	—	—	—
Share-based compensation expense	—	4.5	—	—	—	4.5	—	4.5
Treasury shares	—	—	—	(0.2)	—	(0.2)	—	(0.2)
Balance, June 30, 2021	$118.2	$813.8	$(780.7)	$(582.1)	$(420.5)	(851.3)	$8.7	$(842.6)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2022
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 12: Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the three months ended June 30, 2022:

		Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2022	`	$(300.5)	$(2.9)	$2.7	$(63.9)	$(0.8)	$(365.4)
Other comprehensive income (loss) before reclassifications (1)		(49.6)	0.9	1.8	—	—	(46.9)
Amounts reclassified from AOCI		—	—	—	0.1	—	0.1
Net current-period other comprehensive income (loss)		(49.6)	0.9	1.8	0.1	—	(46.8)
Balance at June 30, 2022		$(350.1)	$(2.0)	$4.5	$(63.8)	$(0.8)	$(412.2)
(1) Other comprehensive income (loss) before reclassifications within the translation component excludes $(2.3) of translation attributable to noncontrolling interests.

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

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the six months ended June 30, 2022:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2022	$(310.9)	$(1.9)	$0.4	$(64.6)	$(1.5)	$(378.5)
Other comprehensive income (loss) before reclassifications (1)	(39.2)	(0.1)	4.7	—	0.7	(33.9)
Amounts reclassified from AOCI	—	—	(0.6)	0.8	—	0.2
Net current-period other comprehensive income (loss)	(39.2)	(0.1)	4.1	0.8	0.7	(33.7)
Balance at June 30, 2022	$(350.1)	$(2.0)	$4.5	$(63.8)	$(0.8)	$(412.2)
(1) Other comprehensive income (loss) before reclassifications within the translation component excludes $(3.1) of translation attributable to noncontrolling interests.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2022
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

The following table summarizes the details about the amounts reclassified from AOCI:

	Three months ended		Six months ended		Affected Line Item on the Statement of Operations
	June 30		June 30
	2022	2021	2022	2021
Interest rate hedge gain/(loss)	$—	$(0.3)	$(0.6)	$(0.8)	Interest expense
Pension and post-retirement benefits:
Net actuarial loss amortized (net of tax of $(0.7), $0.4, $(0.4), and $0.9 respectively)	0.1	1.2	0.8	3.8	Miscellaneous, net
Total reclassifications for the period	$0.1	$0.9	$0.2	$3.0

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2022
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

determined by application of the terms of medical and life insurance plans together with relevant actuarial assumptions and healthcare cost trend rates.

The following tables set forth the change in benefit obligation, change in plan assets, funded status, consolidated balance sheet presentation and net periodic benefit cost for the Company’s defined benefit pension plans and other benefits at and for the three and six months ended June 30, 2022 and June 30, 2021, respectively:

	Three months ended
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Other Benefits
	2022	2021	2022	2021	2022	2021
Components of net periodic benefit cost
Service cost	$—	$0.8	$2.3	$2.6	$—	$—
Interest cost	4.2	3.9	1.1	0.7	—	0.2
Expected return on plan assets	(5.8)	(6.3)	(3.9)	(3.7)	—	—
Recognized net actuarial loss (gain)	1.5	2.2	(0.5)	(0.7)	(0.1)	0.1
Amortization of prior service cost	—	—	(0.1)	—	—	—
Net periodic pension benefit cost	$(0.1)	$0.6	$(1.1)	$(1.1)	$(0.1)	$0.3

	Six months ended
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Other Benefits
	2022	2021	2022	2021	2022	2021
Components of net periodic benefit cost
Service cost	$—	$1.6	$4.7	$5.1	$—	$—
Interest cost	8.5	7.9	2.2	1.5	0.1	0.4
Expected return on plan assets	(11.6)	(12.7)	(7.8)	(7.5)	—	—
Recognized net actuarial loss (gain)	3.1	4.5	(0.9)	0.1	(0.2)	0.1
Amortization of prior service cost	—	—	(0.2)	—	—	—
Net periodic pension benefit cost	$—	$1.3	$(2.0)	$(0.8)	$(0.1)	$0.5

Contributions

For the six months ended June 30, 2022 and June 30, 2021, contributions of $26.0 and $20.7, respectively, were made to the qualified and non-qualified pension plans. The Company received reimbursements of $17.0 and $16.4 for certain benefits paid from its German plan trustee during May 2022 and June 2021, respectively.

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
FORM 10-Q as of June 30, 2022
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table summarizes the gain (loss) recognized on derivative instruments:

Derivative instrument	Classification on condensed consolidated statements of operations	Three months ended		Six months ended
		June 30		June 30
		2022	2021	2022	2021
Interest rate swaps and non-designated hedges	Interest expense	$(1.5)	$(2.2)	$(3.6)	$(4.1)
Foreign exchange forward contracts and cash flow hedges	Cost of sales	(0.4)	0.1	(0.4)	—
Foreign exchange forward contracts and cash flow hedges	Foreign exchange gain (loss), net	—	0.1	—	(4.1)
Total		$(1.9)	$(2.0)	$(4.0)	$(8.2)

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

Derivative instruments are recorded on the balance sheet at fair value. For instruments designated as cash flow hedges, the effective portion of changes in the fair value is recorded in AOCI and subsequently reclassified into earnings in the period that the hedged forecasted transactions impact earnings. The ineffective portion of the changes in fair value of the derivatives is recognized directly in earnings. As of June 30, 2022, the Company had the following outstanding foreign currency derivatives that were used to hedge its foreign exchange risks:

Foreign Currency Derivative	Number of Instruments	Notional Sold		Notional Purchased
Currency forward agreements (USD-BRL)	4	26.4	BRL	5.1	USD
Currency forward agreements (EUR-GBP)	2	1.4	GBP	1.6	EUR

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2022
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

Note 15: Fair Value of Assets and Liabilities

Assets and Liabilities Recorded at Fair Value

Assets and liabilities subject to fair value measurement by fair value level and recorded as follows:

		June 30, 2022			December 31, 2021
			Fair Value Measurements Using			Fair Value Measurements Using
	Classification on condensed consolidated Balance Sheets	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets
Short-term investments
Certificates of deposit	Short-term investments	$31.4	$31.4	$—	$34.3	$34.3	$—
Assets held in rabbi trusts	Securities and other investments	5.1	5.1	—	7.0	7.0	—
Foreign exchange forward contracts	Other current assets	0.1	—	0.1	0.1	—	0.1
Interest rate swaps	Other current assets	0.2	—	0.2	—	—	—
Total		$36.8	$36.5	$0.3	$41.4	$41.3	$0.1
Liabilities
Foreign exchange forward contracts	Other current liabilities	$—	$—	$—	$0.1	$—	$0.1
Interest rate swaps - short term	Other current liabilities	—	—	—	2.8	—	2.8
Deferred compensation	Other liabilities	5.1	5.1	—	7.0	7.0	—
Total		$5.1	$5.1	$—	$9.9	$7.0	$2.9

The Company uses the end of period when determining the timing of transfers between levels. During each of the six months ended June 30, 2022 and 2021, there were no transfers between levels.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2022
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The fair value and carrying value of the Company's debt instruments are summarized as follows:

	June 30, 2022		December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
2023 Term Loan B Facility - USD	$325.9	$382.8	$381.9	$385.8
2023 Term Loan B Facility - EUR	$290.2	$346.1	$375.2	$380.3
2024 Senior Notes	$212.0	$400.0	$401.0	$400.0
2025 Senior Secured Notes - USD	$487.8	$700.0	$745.5	$700.0
2025 Senior Secured Notes - EUR	$269.0	$363.5	$423.7	$396.4

Refer to Note 9 for further details surrounding the Company's long-term debt as of June 30, 2022 compared to December 31, 2021. Additionally, the Company would remeasure certain assets at fair value, using Level 3 measurements, as a result of the occurrence of triggering events.

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

At June 30, 2022, the Company was a party to several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the condensed consolidated financial statements would not be materially affected by the outcome of these indirect tax claims and/or proceedings or asserted claims.

A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated liabilities. The Company estimated the aggregate risk at June 30, 2022 to be up to $55.7 for its material indirect tax matters. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire.

Legal Contingencies

At June 30, 2022, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate were considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings or asserted claims.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2022
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

In the second quarter of 2022, the District Court of Dortmund dismissed all claims to increase the cash compensation in the DPLTA appraisal proceedings. This first instance decision, however, is not final as some of the plaintiffs filed appeals. The Company believes that the compensation offered in connection with the DPLTA and the merger squeeze-out was in both cases fair and that the decision of the District Court of Dortmund in the DPLTA appraisal proceedings validates its position. German courts often adjudicate increases of the cash compensation to plaintiffs in varying amounts in connection with German appraisal proceedings. Therefore, the Company cannot rule out that a court may increase the cash compensation in these appraisal proceedings. The Company, however, is convinced that its defense in both appraisal proceedings is supported by strong sets of facts and the Company will continue to vigorously defend itself in these matters.

Bank Guarantees, Standby Letters of Credit, and Surety Bonds

In the ordinary course of business, the Company may issue performance guarantees on behalf of its subsidiaries to certain customers and other parties. Some of those guarantees may be backed by standby letters of credit, surety bonds, or similar instruments. In general, under the guarantees, the Company would be obligated to perform, or cause performance, over the term of the underlying contract in the event of an unexcused, uncured breach by its subsidiary, or some other specified triggering event, in each case as defined by the applicable guarantee. At June 30, 2022, the maximum future contractual obligations relative to these various guarantees totaled $153.6, of which $24.0 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2021, the maximum future payment obligations relative to these various guarantees totaled $155.6, of which $24.0 represented standby letters of credit to insurance providers, and no associated liability was recorded.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2022
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
	June 30
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

The following table provides information about receivables and deferred revenue, which represent contract liabilities from contracts with customers:

Contract balance information	Trade receivables	Contract liabilities
Balance at December 31, 2021	$595.2	$322.4
Balance at June 30, 2022	$563.1	$335.0

There have been $10.5 and $8.6 during the six months ended June 30, 2022 and 2021, respectively, of impairment losses recognized as bad debt related to receivables or contract assets arising from the Company's contracts with customers.

As of December 31, 2021, the Company had $322.4 of unrecognized deferred revenue constituting the remaining performance obligations that are unsatisfied (or partially unsatisfied). During the six months ended June 30, 2022, the Company recognized revenue of $156.4 related to the Company's deferred revenue balance at December 31, 2021.

Transaction price allocated to the remaining performance obligations

As of June 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1,200. The Company generally expects to recognize revenue on the remaining performance obligations over the next twelve months. The Company enters into service agreements with cancellable terms after a certain period without penalty. Unsatisfied obligations reflect only the obligation during the initial term. The Company applies the practical expedient in ASC paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2022
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

The following table presents the components of finance lease receivables:

	June 30, 2022	December 31, 2021
Gross minimum lease receivables	$32.1	$39.5
Allowance for credit losses	(0.2)	(0.3)
Estimated unguaranteed residual values	0.1	0.1
	32.0	39.3
Less:
Unearned interest income	(0.8)	(1.2)
Total	$31.2	$38.1

Future minimum payments due from customers under finance lease receivables as of June 30, 2022 are as follows:

2022	$6.7
2023	8.4
2024	4.6
2025	4.8
2026	4.5
Thereafter	3.1
$32.1

There were no significant changes in provision for credit losses, recoveries and write-offs during the six months ended June 30, 2022 or 2021.

Note 19: Segment Information

During the second quarter of 2022, the Company appointed a new Chief Executive Officer and announced an organizational simplification initiative. In connection with those events, the Company's reportable segments will no longer be Americas Banking, Eurasia Banking and Retail, and instead the reportable operating segments are the following: Banking and Retail. Under the simplified organization and related restructuring discussed in Note 8, the Company does not have regionally focused direct reports to the CODM, and the CODM will be analyzing Banking and Retail on a global basis and not based on regional profitability metrics.

The Company's new reportable segment information below directly aligns with how the recently appointed Chief Executive Officer, who is also the CODM, regularly reviews results to make decisions, allocate resources and assess performance. The new Banking segment's sales and cost of sales are the summation of the legacy Americas Banking and Eurasia Banking's sales and cost of sales. The Company will continually consider its operating structure and the information subject to regular review.

Segment operating profit (loss) as disclosed herein is consistent with the segment profit or loss measure used by the CODM and does not include corporate charges, amortization of acquired intangible assets, asset impairment, restructuring and transformation charges, the results of the held-for-sale European retail business, or other non-routine, unusual or infrequently occurring items, as the CODM does not regularly review and use such financial measures to make decisions, allocate resources and assess performance.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2022
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Segment revenue represents revenues from sales to external customers. Segment operating profit is defined as revenues less expenses directly attributable to the segments. The Company does not allocate to its segments certain operating expenses, which are managed at the headquarters level; that are not used in the management of the segments, not segment-specific, or information that is impractical to allocate. In some cases the allocation of corporate charges has changed from the legacy structure to the new structure, but prior periods have been recast to conform to the new presentation. Segment operating profit reconciles to consolidated income (loss) before income taxes by deducting items that are not attributed to the segments and which are managed independently of segment results. Assets are not allocated to segments, and thus are not included in the assessment of segment performance, and consequently, we do not disclose total assets and depreciation and amortization expense by reportable operating segment.

The following tables present information regarding the Company’s segment performance and provide a reconciliation between segment operating profit and the consolidated income (loss) before income taxes:

	Three months ended		Six months ended
	June 30		June 30
	2022	2021	2022	2021
Net sales summary by segment
Banking	$590.2	$638.5	$1,152.9	$1,278.0
Retail	255.8	305.0	517.5	609.4
Held for sale non-core European retail business(6)	5.7	—	11.1	—
Total revenue	$851.7	$943.5	$1,681.5	$1,887.4

Segment operating profit
Banking	$80.5	$101.8	$126.2	$210.8
Retail	34.6	39.1	58.8	81.3
Total segment operating profit	115.1	140.9	185.0	292.1

Corporate charges not allocated to segments (1)	(62.8)	(77.8)	(133.6)	(150.0)
Impairment of assets (2)	(5.4)	—	(60.6)	—
Amortization of Wincor Nixdorf purchase accounting intangible assets(3)	(17.6)	(19.9)	(36.1)	(39.8)
Restructuring and transformation expenses(4)	(78.3)	(30.4)	(78.3)	(53.6)
Net non-routine expense(5)	(37.2)	0.1	(39.6)	0.4
Held for sale non-core European retail business(6)	(5.3)	—	(11.7)	—
	(206.6)	(128.0)	(359.9)	(243.0)
Operating profit (loss)	(91.5)	12.9	(174.9)	49.1
Other income (expense)	(41.7)	(53.9)	(90.6)	(95.9)
Loss before taxes	$(133.2)	$(41.0)	$(265.5)	$(46.8)
(1)    Corporate charges not allocated to segments include headquarter-based costs associated primarily with human resources, finance, IT and legal that are not directly attributable to a particular segment and are separately assessed by the CODM for purposes of making decisions, assessing performance and allocating resources.
(2)    Refer to Notes 20 and 21 for further information on the impairment charges taken in the first quarter of 2022. During the second quarter of 2022, and in connection with the organizational simplification, $5.4 of right-of-use assets and the related leasehold improvements and furniture and fixtures were impaired related to facilities identified for closure.
(3)    The amortization of purchase accounting intangible assets is not included in the segment results used by the CODM to make decisions, allocate resources or assess performance.
(4)    Refer to Note 8: Restructuring for further information. Consistent with the historical reportable segment structure, restructuring and transformation costs are not assigned to the segments, and are separately analyzed by the CODM.
(5)    Net non-routine expense consists of items that the Company has determined are non-routine in nature and not allocated to the reportable operating segments as they are not included in the measure as used by the CODM to make decisions, allocate resources and assess performance. Net non-routine expense for the three and six months ended June 30, 2022 primarily consisted of inventory charges related to legacy product of $34.4 which management determined would no longer be sold as part of a product portfolio consolidation connected with the organizational simplification. Also included in net non-routine expense are charges related to the wind-down of our operations in Russia and Ukraine as discuss in Note 21 and charges related to mergers, acquisitions and divestitures.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2022
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

(6)    Held for sale non-core European retail business represents the revenue and operating profit of a business that has been classified as held for sale for all of the periods presented, but which was removed in 2022 from the retail segment's information used by the CODM to make decisions, assess performance and allocate resources, and now is individually analyzed. This change and timing thereof aligns with the build-out of a data center that makes the entity capable of operating autonomously and is consistent with material provided in connection with our refinancing effort which are exclusive of this entity. The presentation in the periods ended June 30, 2022 and 2021 is consistent with management reporting. Total revenue generated by this business was $5.7 and $11.1 in the three and six month periods ended June 30, 2022, compared to $5.2 and $13.5 for the three and six month periods ended June 30, 2021. Operating loss generated by this business was $5.3 and $11.7 in the three and six month periods ended June 30, 2022, compared to $3.7 and $7.5 for the three and six month periods ended June 30, 2021.

The following table presents information regarding the Company’s segment net sales by service and product solution:

	Three months ended		Six months ended
	June 30		June 30
	2022	2021	2022	2021
Segments
Banking
Services	$389.3	$424.0	$772.9	$841.2
Products	200.9	214.5	380.0	436.8
Total Banking	590.2	638.5	1,152.9	1,278.0

Retail
Services	135.3	162.7	275.2	319.1
Products	120.5	142.3	242.3	290.3
Total Retail	255.8	305.0	517.5	609.4

Held for sale non-core European retail business
Services	0.8	—	3.4	—
Products	4.9	—	7.7	—
Total revenue	$851.7	$943.5	$1,681.5	$1,887.4

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2022
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 20: Cloud Implementation

At December 31, 2021, the Company had capitalized $50.7 of cloud implementation costs which are presented in the Other assets caption of the condensed consolidated balance sheet. During the first quarter of 2022, the Company impaired $38.4 of capitalized cloud implementation costs related to a cloud-based North American enterprise resource planning (ERP) system, which was intended to replace the on premise ERP currently in use. In connection with the executive transition that took place in the first quarter of 2022 and the culmination of related process optimization workshops in March 2022, the Company made the decision to indefinitely suspend the cloud-based North America ERP implementation, which was going to require significant additional investment before it could function as well as our current North America ERP, and to instead focus the Company's ERP implementation efforts on the distribution subsidiaries, which can better leverage the standardization and simplification initiatives connected with the cloud-based implementation. As a result of the completed process optimization walkthroughs, the Company determined that the customizations already built for the North America ERP should not be leveraged at the distribution subsidiaries which require more streamlined and scalable process flows.

At June 30, 2022, the Company had a net book value of capitalized cloud implementation costs of $18.6, which relates to a combination of the distribution subsidiary ERP and corporate tools to support business operations.

Amortization of cloud implementation fees totaled $0.5 and $1.0 in the three and six months ending June 30, 2022, respectively, and $0.0 and $0.2 in the three and six months ending June 30, 2021, respectively. These fees are expensed over the term of the cloud computing arrangement, and the expense is required to be recognized in the same line item in the income statement as the associated hosting service expenses.

Note 21: War in Ukraine

The Company has a Russian distribution subsidiary that generated approximately $45.0 in revenue and $5.0 in operating profit in 2021. Due to the economic sanctions levied on and developing economic conditions in Russia, the Company is in the early stages of liquidating the distribution subsidiary.

Additionally, the Company has distribution partners in Russia, Ukraine and Belarus that generated approximately $35.0 in revenue and $5.0 in gross profit in 2021. Due to the Russian incursion into Ukraine and the related economic sanctions, the prospect of re-establishing revenue from these relationships is currently uncertain.

Based on the circumstances outlined above, the Company recorded an impairment charge of $16.8 in the first quarter of 2022, inclusive of trade receivables from customers in the region that are doubtful of being collected, inventory specifically for customers in the region and various other assets that are not recoverable.

The war in Ukraine has had implication on logistic routes, which is one of several macroeconomic conditions which is negatively impacting our supply chain. We are not particularly reliant on specific suppliers based in the affected areas, but circumvention has impacted lead times of inbound product. Management has identified elevated cybersecurity risk related to the matter, and has implemented mitigation strategies, the cost of which is included in $1.2 and $2.5 of expenses incurred during the three and six month periods ended June 30, 2022, respectively, related to the aforementioned liquidation, management of economic sanctions, humanitarian efforts and other related expenditures.

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

Organizational Simplification Initiative - Reportable Segment Update

In the second quarter of 2022, we reorganized our reportable segments in connection with the a new and simplified operating model implemented by the recently appointed chief executive officer. We believe the new segmentation aligns with our focus on standard and centralized global product and service offerings that support our customer base, which is largely comprised of global financial institutions and retailers. Further, the simplified organization does not have regional leaders, and operating metrics other than net sales will not be allocated or analyzed on a regional basis largely due to the centralization of our manufacturing and procurement functions. Our new reporting units, determined in accordance with ASC 350, "Intangibles - goodwill and other", are the same as the operating and reportable segments, which are global Banking and global Retail.

The reorganization of our operating model was considered a triggering event indicating a test for goodwill impairment was required on the effective date of the change. As of April 30, 2022, we performed an interim quantitative goodwill impairment test for both our old and new reporting units using a combination of the income valuation and market approach methodology. The determination of the fair value of the reporting unit requires significant estimates and assumptions, including significant unobservable inputs. The key inputs included, but were not limited to, discount rates, terminal growth rates, market multiple data from selected guideline public companies, management’s internal forecasts which include numerous assumptions such as projected net sales, gross profit, sales mix, operating and capital expenditures and earnings before interest and taxes margins, among others. No impairment resulted from the quantitative interim goodwill impairment test under either the legacy or new reporting unit structure.

We determined that the fair value of Eurasia Banking had a cushion of approximately 10 percent when compared to its carrying amounts prior to the change. The other legacy reporting units had significant excess fair value or cushion when compared to its carrying amount. Under the new reporting unit structure, Banking had a cushion of approximately 130 percent and Retail had a cushion of approximately 110 percent.

While we believe our estimates regarding the fair value of our reporting units are appropriate, changes in certain assumptions or our failure to execute on the current plan could have a significant impact to the estimated fair value and may result in material non-cash impairment charges. We will continue to monitor our reporting units for changes to the overall business environment that could ultimately impact their estimated fair value.

COVID-19
The Company continues to deliver high service levels to customers, even in hard-hit areas around the world, and received positive feedback from customers, including critical infrastructure providers, such as supermarkets and financial institutions, as to how effectively it has responded to the pandemic.

Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2022
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

Banking Services

Services represents the largest operational component of the Company and includes product-related services, implementation services and managed services. Product-related services incidents are managed through remote service capabilities or an on-site visit. The portfolio includes contracted maintenance, preventive maintenance, “on-demand” maintenance and total implementation services. Implementation services help our customers effectively respond to changing customer demands and includes scalable solutions based on globally standardized processes and tools, a single point of contact and reliable local expertise. Managed services and outsourcing consist of managing end-to-end business processes and technology integration. Our integrated business solutions include self-service fleet management, branch life-cycle management and ATM as-a-service capabilities which can facilitate millions of transactions via ATMs, kiosks, and other self-service devices, as well as via online and mobile digital channels. An important enabler of the Company’s offerings is the professional service employees who provide systems integration, customization, project management and consulting. This team collaborates with customers to refine the end-user experience, improve business processes, refine existing staffing models and deploy technology to automate both branches and stores.

In 2020, the Company launched the AllConnect Data Engine (ACDE), which enables a more data-driven and predictive approach to services. As of June 30, 2022, more than 150,000 ATMs were connected to ACDE. As the number of connected devices increases, the Company expects to benefit from more efficient and cost-effective operations.

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
◦a modular and upgradeable design, which enables customers to respond more quickly to changing customer demands;
◦higher note capacity and processing power;
◦improved security safeguards to protect customers against emerging physical, data and cyber threats;
◦a streamlined physical footprint, which is up to 40% less than both legacy models and certain competing ATMs;
◦made of recycled and recyclable materials and is 25% lighter than most traditional ATMs, reducing CO emissions both in the manufacturing and transportation of components and terminals;
◦uses LED technology and highly efficient electrical systems, resulting in up to 50% power savings versus traditional ATMs; and
◦increased branding options for financial institutions.

Retail

The Company’s comprehensive portfolio of retail services and products improves the checkout process for retailers while enhancing shopping experiences for consumers.

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

The DN Vynamic software services suite for retailers provides a comprehensive, modular and open solution ranging from the in-store check-out solution to solutions across multiple channels that improve end-to-end store processes and facilitate continuous consumer engagements in support of a digital ecosystem. This includes click & collect, reserve & collect, in-store ordering and return-to-store processes across the retailers' physical and digital sales channels. Operational data from a number of sources, such as enterprise resource planning (ERP), point of sale (POS), store systems and customer relationship management systems (CRM), may be integrated across all customer connection points to create seamless and differentiated consumer experiences.

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

Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2022
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

Net Sales

The following tables represent information regarding the Company's net sales:

	Three months ended				Percent of Total Net Sales for the Three months ended
	June 30				June 30
	2022	2021	% Change	% Change in CC (1)	2022	2021
Segments
Banking
Services	$389.3	$424.0	(8.2)	(4.5)	45.7	45.0
Products	200.9	214.5	(6.3)	(0.4)	23.6	22.7
Total Banking	590.2	638.5	(7.6)	(3.1)	69.3	67.7

Retail
Services	136.1	162.7	(16.3)	(7.2)	16.0	17.2
Products	125.4	142.3	(11.9)	(3.5)	14.7	15.1
Total Retail	261.5	305.0	(14.3)	(5.5)	30.7	32.3

Total Net Sales	$851.7	$943.5	(9.7)	(3.9)	100.0	100.0
(1) The Company calculates constant currency by translating the prior-year period results at the current year exchange rate.

Three months ended June 30, 2022 compared with the three months ended June 30, 2021

Net sales decreased 91.8, or 9.7 percent, including a net unfavorable currency impact of $57.6 primarily related to the euro. After excluding the unfavorable currency impact and $27.7 of net sales generated during the three months ended June 30, 2021 from divested businesses, net sales decreased by $6.5.

Segments

•Banking net sales decreased $48.3, including a net unfavorable currency impact of $29.2, related primarily to the euro. After excluding the unfavorable currency impact and $11.1 of net sales generated by divested businesses, net sales decreased $8.0, which was driven by unplanned reductions in installation activity, including delays resulting from global supply chain disruptions and the Company's initiative to reduce low margin service contracts.

•Retail net sales decreased $43.5, including a net unfavorable currency impact of $28.4 primarily related to the euro. After excluding the unfavorable currency impact and $16.6 of sales generated by divested businesses, net sales increased $1.5 primarily from reduced POS and SCO installation volume and related services in Europe. The reduced volume is partially attributable to the non-recurrence of prior-year rollouts in response to the pandemic, and partially attributable to supply chain disruptions.

Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2022
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

	Six months ended				Percent of Total Net Sales for the Six months ended
	June 30				June 30
	2022	2021	% Change	% Change in CC (1)	2022	2021
Segments
Banking
Services	$772.9	$841.2	(8.1)	(5.2)	46.0	44.6
Products	380.0	436.8	(13.0)	(8.7)	22.5	23.1
Total Banking	1,152.9	1,278.0	(9.8)	(6.3)	68.5	67.7

Retail
Services	278.7	319.1	(12.7)	(5.2)	16.6	16.9
Products	249.9	290.3	(13.9)	(7.2)	14.9	15.4
Total Retail	528.6	609.4	(13.3)	(6.2)	31.5	32.3

Total net sales	$1,681.5	$1,887.4	(10.9)	(6.3)	100.0	100.0
(1) The Company calculates constant currency by translating the prior-year period results at the current year exchange rate.

Six months ended June 30, 2022 compared with six months ended June 30, 2021

Net sales decreased $205.9, or 10.9 percent, including a net unfavorable currency impact of $93.1 primarily related to the euro. After excluding the unfavorable currency impact and $59.8 of net sales generated during the six months ended June 30, 2022 from divested businesses, net sales decreased by $53.0.

Segments

•Banking net sales decreased $125.1, including a net unfavorable currency impact of $46.8, related primarily to the euro, and the impact of divestitures of $29.7. Excluding the impact of currency and divestitures, net sales decreased $48.6 driven by unplanned reductions in installation activity, including delays resulting from global supply chain disruptions and the Company's initiative to reduce low margin service contracts.

•Retail net sales decreased $80.8, including a net unfavorable currency impact of $46.3 primarily related to the euro, and the impact of divestitures of $30.1. Excluding the impact of currency and divestitures, net sales decreased $4.4 primarily from reduced POS and SCO installation volume and related services in Europe. The reduced volume is partially attributable to the non-recurrence of prior-year rollouts in response to the pandemic, and partially attributable to supply chain disruptions.

Gross Profit

The following table represents information regarding the Company's gross profit:

	Three months ended			Six months ended
	June 30			June 30
	2022	2021	% Change	2022	2021	% Change
Gross profit - services	$150.3	$176.8	(15.0)	$302.3	$360.8	(16.2)
Gross profit - products	10.5	75.1	(86.0)	43.8	164.3	(73.3)
Total gross profit	$160.8	$251.9	(36.2)	$346.1	$525.1	(34.1)

Gross margin - services	28.6%	30.1%		28.7%	31.1%
Gross margin - products	3.2%	21.0%		7.0%	22.6%

Total gross margin	18.9%	26.7%		20.6%	27.8%

Services gross margin decreased 150 and 240 basis points in the three and six months ended June 30, 2022, respectively, as a result of inflationary internal labor costs, higher third-party labor costs, reduced high-margin installation activity and lower fixed cost absorption due to the sales decline. Additionally, certain low-margin contracts were entered into within growing Eurasia markets in the interest of growing the Company's geographical footprint.

Product gross margin decreased 1,780 basis points and 1,560 basis points in the three and six months ended June 30, 2022, respectively, with a key factor being a $34.4 write-off of legacy product inventory that is no longer being marketed or produced as a result of a product portfolio optimization, and which is not usable by the service organization. Also during the three months ended June 30, 2022, restructuring and transformation product cost of sales were $8.7, which primarily related to severance accruals for exiting employees. Excluding the inventory write-off, restructuring and transformation charges and other non-routine items, product gross margin decreased 560 and 940 basis points in the three and six months ended June 30, 2022, respectively, due to raw material price inflation and higher inbound and outbound logistics costs.

Operating Expenses

The following table represents information regarding the Company's operating expenses:

	Three months ended			Six months ended
	June 30			June 30
	2022	2021	% Change	2022	2021	% Change
Selling and administrative expense	$213.8	$204.8	4.4	$394.8	$408.2	(3.3)
Research, development and engineering expense	33.1	35.6	(7.0)	65.4	69.7	(6.2)
(Gain) loss on sale of assets, net	—	(1.4)	N/M	0.2	(1.9)	110.5
Impairment of assets	5.4	—	N/M	60.6	—	N/M
Total operating expenses	$252.3	$239.0	5.6	$521.0	$476.0	9.5
Percent of net sales	29.6%	25.3%		31.0%	25.2%

Selling and administrative expense increased $9.0 in the three months ended June 30, 2022 and decreased $13.4 in the six months ended June 30, 2022, respectively, compared to the corresponding periods in 2021. Included in selling and administrative expense for the three and six months periods ended June 30, 2022 are $39.8 of severance charges for exiting employees resulting from the organizational simplification. Excluding the severance charge, selling and administrative expense has decreased from each of the three and six month periods ended June 30, 2021 primarily as a result of decreased incentive compensation in connection with the decline in profitability and cash flows. Also contributing to the decrease are decreased depreciation and amortization resulting from consecutive years of reduced capital expenditures.

Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2022
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

Operating Profit (Loss)

The following table represents information regarding the Company's operating profit (loss):

	Three months ended			Six months ended
	June 30			June 30
	2022	2021	% Change	2022	2021	% Change
Operating profit (loss)	$(91.5)	$12.9	N/M	$(174.9)	$49.1	N/M
Operating margin	(10.7)%	1.4%		(10.4)%	2.6%

Operating profit decreased by $104.4 in the three months ended June 30, 2022 and decreased $224.0 in the six months ended June 30, 2022, compared to the prior-year periods. The decrease in operating profit for the three months ended June 30, 2022 is the result of the decrease in gross profit and the $78.3 of restructuring and transformation charges discussed in Note 8. Also contributing to the decrease in operating profit for the six months ended June 30, 2022 was the $55.2 of impairment charges taken in the first quarter of 2022 and discussed above.

Other Income (Expense)

The following table represents information regarding the Company's other income (expense), net:

	Three months ended			Six months ended
	June 30			June 30
	2022	2021	% Change	2022	2021	% Change
Interest income	$1.0	$2.3	(56.5)	$2.3	$4.0	(42.5)
Interest expense	(49.6)	(49.7)	(0.2)	(97.7)	(98.4)	(0.7)
Foreign exchange gain (loss), net	2.3	(9.2)	N/M	(2.4)	(3.5)	(31.4)
Miscellaneous, net	4.6	2.7	70.4	7.2	2.0	N/M
Other income (expense), net	$(41.7)	$(53.9)	(22.6)	$(90.6)	$(95.9)	(5.5)

Interest income and expense remained materially consistent for the three and six month periods ended June 30, 2022 and 2021 as there have been no substantial changes to the Company's debt agreements.

Foreign exchange gain (loss), net, includes realized gains and losses, primarily related to euro and Brazilian real foreign currency exposure, which was favorable in the three months ended June 30, 2022 and unfavorable in the six months ended June 30, 2022 and six months ended June 30, 2022 and 2021.

Miscellaneous, net for the three and six month periods ended June 30, 2022 is favorable to the three and six month periods ended June 30, 2021 primarily due to the recognition of non-service pension plan actuarial benefits, the most significant of which is in Germany.

Net Loss

The following table represents information regarding the Company's net loss:

	Three months ended			Six months ended
	June 30			June 30
	2022	2021	% Change	2022	2021	% Change
Net loss	$(199.1)	$(30.3)	N/M	$(383.0)	$(38.4)	N/M
Percent of net sales	(23.4)%	(3.2)%		(22.8)%	(2.0)%
Effective tax rate	(48.2)%	27.0%		(43.4)%	20.7%

Changes in net loss are a result of the fluctuations outlined in the previous sections. The change in net loss is also impacted by an increase in income tax expense that is the result of a valuation allowance of $127.4 that was recorded on the deferred tax assets of all entities in a net deferred tax asset position in connection with management's going concern assessment discussed in Note 9.

Segment Operating Profit Summary

The following tables represent information regarding the segment operating profit metrics, which exclude the impact of restructuring and non-routine charges. Refer to Note 19 for further details regarding the determination of reportable segments and the reconciliation between segment operating profit and consolidated operating profit.

	Three months ended			Six months ended
	June 30			June 30
Banking:	2022	2021	% Change	2022	2021	% Change
Net sales	$590.2	$638.5	(7.6)	$1,152.9	$1,278.0	(9.8)
Segment operating profit	$80.5	$101.8	(20.9)	$126.2	$210.8	(40.1)
Segment operating profit margin	13.6%	15.9%		10.9%	16.5%

Segment operating profit decreased $21.3 in the three months ended June 30, 2022 and decreased $84.6 in the six months ended June 30, 2022, as compared to the prior-year periods due to the gross profit decline which is the result of the sales decline, raw material price inflation and higher inbound and outbound logistics costs. Operating expenses decreased in comparison to the prior-year periods, which is the result of cost reductions connected to the organizational simplification, lower incentive compensation expense and foreign currency translation.

	Three months ended			Six months ended
	June 30			June 30
Retail:	2022	2021	% Change	2022	2021	% Change
Net sales	$255.8	$305.0	(16.1)	$517.5	$609.4	(15.1)
Segment operating profit	$34.6	$39.1	(11.5)	$58.8	$81.3	(27.7)
Segment operating profit margin	13.5%	12.8%		11.4%	13.3%

Segment operating profit decreased $4.5 in the three months ended June 30, 2022 and decreased $22.5 in the six months ended June 30, 2022, as compared to the prior-year periods, largely as a result of decreased net sales. Gross margin percentage decreased albeit largely due to lower fixed cost absorption due to the revenue decline. Operating expenses decreased in comparison to the prior-year periods for the same reasons as discussed in the Banking section above.

Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2022
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

	Three months ended			Six months ended
	June 30			June 30
Corporate:	2022	2021	% Change	2022	2021	% Change
Charges not allocated to segments	$62.8	$77.8	(19.3)	$133.6	$150.0	(10.9)

Corporate does not represent a reportable segment, but the table above includes charges not allocated to segments as they are not directly attributable and are managed independently by the CODM. These include include headquarter-based costs associated primarily with human resources, finance, IT and legal. The decreases in cost from the prior year period are a result of incentive compensation expense declines in combination with this category of costs being among the most impacted by the current restructuring program.

Liquidity and Capital Resources

The Company's total cash and cash availability as of June 30, 2022 and December 31, 2021 was as follows:

	June 30, 2022	December 31, 2021
Cash, cash equivalents and restricted cash	$249.9	$388.9
Less: Restricted cash	(0.5)	—
Additional cash availability from:
Cash included in assets held for sale	3.4	3.1
Uncommitted lines of credit	36.5	27.5
Revolving Facility	50.2	284.0
Short-term investments	31.4	34.3
Total cash and cash availability	$370.9	$737.8

Capital resources are obtained from income retained in the business, borrowings under the Company’s senior notes, committed and uncommitted credit facilities and operating and capital leasing arrangements. The Company had $0.5 and $0.0 of restricted cash at June 30, 2022 and December 31, 2021, respectively. The balance in restricted cash relates to the Company's liability to a transaction-processing customer for transactions where we have received funds from transacting parties and must pass those funds to the end customer.

As of June 30, 2022, the Company had a revolving facility provided by the Company's credit agreement (the Credit Agreement) of up to $330.0 (the Revolving Facility) which is due on July 20, 2023. Refinancing the components of our debt arrangements that have near-term maturities, inclusive of the Revolving Facility and Term Loan B Facility, is a top priority. The weighted-average interest rate on outstanding Revolving Facility borrowings as of June 30, 2022 and December 31, 2021 were 5.97 percent and 4.75 percent, respectively which are variable based on the London Interbank Offered Rate (LIBOR). There was $50.2 available under the Revolving Facility as of June 30, 2022, after excluding $26.9 in outstanding letters of credit.

The following table summarizes the results of the Company's condensed consolidated statement of cash flows for the six months ended June 30, 2022 and 2021:

	Six months ended
Summary of cash flows:	June 30, 2022	June 30, 2021
Net cash used by operating activities	$(306.6)	$(143.7)
Net cash provided (used) by investing activities	(6.9)	17.1
Net cash provided by financing activities	180.3	29.5
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5.5)	(0.6)
Change in cash, cash equivalents and restricted cash	$(138.7)	$(97.7)

Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments impact reported cash flows. Net cash used by operating activities was $306.6 for the six months ended June 30, 2022, a change of $162.9 from cash use of $143.7 for the six months ended June 30, 2021.

•Cash flows from operating activities during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 were unfavorably impacted by a $344.6 increase in net loss and most notably lower collections due to higher spending on inventory due to longer lead times in the supply chain. Refer to "Results of Operations" discussed above for further discussion of the Company's net loss.

•The net aggregate of inventories and accounts payable was a decrease in operating cash flow of $90.0 during the six months ended June 30, 2022, compared to a decrease in operating cash flow of $25.6 during the six months ended June 30, 2021. The $64.4 increase in cash usage is primarily a result of an increase in inventory, despite a $34.4 reserve being recorded in the quarter, due to longer lead times resulting from supply chain delays as well as unexpected revenue delays, partially offset by strong oversight of days payables outstanding, which sometimes exceeds contractual terms.

•The net aggregate of trade receivables and deferred revenue was an increase in operating cash flow of $19.7 during the six months ended June 30, 2022, compared to an decrease in operating cash flow of $42.9 in the six months ended June 30, 2021. The $62.6 net change is primarily the result of our efforts to collect prepayments from customers due to the inflationary cost environment.

•Non-cash adjustments to net income increased during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. In 2022, the Company recorded $60.6 in non-cash impairment charges and a $127.4 decrease to deferred tax assets by means of a valuation allowance. Depreciation and amortization expense decreased from $38.5 to $29.1 as a result of consecutive years of reduced capital expenditures.

Investing Activities

Cash flows from investing activities during the six months ended June 30, 2022 includes $8.1 and $17.4 for capital expenditures and software development, respectively, compared to $6.2 and $11.2, respectively, for the same periods in 2021. The increase is the result of certain development projects reaching technological feasibility and therefore being capitalizable.

During the six months ended June 30, 2022, the Company received $10.5 of cash proceeds from the divestiture of its German reverse vending business compared to $5.8 of proceeds from divestitures in the six months ended June 30, 2021.

During the six months ended June 30, 2022, net maturities from investing activity was $8.1, compared to $27.0 for the six months ended ended June 30, 2021.

Financing Activities

Net cash provided by financing activities was $180.3 for the six months ended June 30, 2022 compared to a $29.5 use of cash for the same period in 2021. The change was primarily a result of net borrowings on the revolving credit facility of $192.0 during the six months ended June 30, 2022, compared to net borrowings of $20.9 during the six months ended June 30, 2021.

Refer to Note 9 of the condensed consolidated financial statements for additional information regarding the Company's debt obligations. The Company paid cash for interest related to its debt of $86.5 and $87.0 for the six months ended June 30, 2022 and June 30, 2021, respectively. As defined by the Credit Agreement, the ratio of net debt to trailing 12 months adjusted EBITDA was 6.8 times as of June 30, 2022. As of June 30, 2022, the Company was in compliance with the financial and other covenants in its debt agreements.

Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2022
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
Contractual and Other Obligations The Company enters into certain purchase commitments due within one year for materials through contract manufacturing agreements for a total negotiated price. At June 30, 2022, the Company had minimal purchase commitments due within one year for materials through contract manufacturing agreements at negotiated prices.

Except for the items noted above, inclusive of near-term debt maturities, all contractual and other cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at June 30, 2022 compared to December 31, 2021.

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

	Summarized Balance Sheets
	June 30, 2022	December 31, 2021
Total current assets	$513.0	$511.8
Total non-current assets	$1,952.5	$2,032.2

Total current liabilities	$1,550.1	$1,476.0
Total non-current liabilities	$2,083.7	$1,970.9

	Summarized Statements of Operations
	Six months ended	Year ended
	June 30, 2022	December 31, 2021
Net sales	$501.5	$1,038.3
Cost of sales	376.1	767.3
Selling and administrative expense	168.6	366.9
Research, development and engineering expense	19.0	35.8
Impairment of assets	40.2	—
Gain on sale of assets, net	—	(0.3)
Interest income	(1.2)	1.0
Interest expense	(76.0)	(139.7)
Foreign exchange gain (loss), net	11.6	8.3
Miscellaneous, net	28.7	100.1
Loss from continuing operations before taxes	$(139.3)	$(161.7)

Net (loss) income	$(383.0)	$(78.8)
Net (loss) income attributable to Diebold Nixdorf, Incorporated	$(382.3)	$(78.8)

As of June 30, 2022 and December 31, 2021, the Parent Company and the guarantor subsidiaries on a combined basis had the following balances with non-guarantor subsidiaries:

	Summarized Balance Sheets
	June 30, 2022	December 31, 2021
Total current assets	$174.4	$218.4
Total non-current assets	$571.3	$622.9

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

Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2022
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
•the Company's ability to continue to sustain benefits from its cost-reduction initiatives and to achieve benefits from its growth and other strategic initiatives, such as the current cost savings plan;
•the success of the Company’s new products, including its DN Series line, EASY family of retail checkout solutions, and EV charging service business;
•the impact of a cybersecurity breach or operational failure on the Company's business;
•the Company's ability to generate sufficient cash to service its debt, to comply with the covenants contained in the agreements governing its debt, and to refinance its existing indebtedness;
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
•changes in political, economic or other factors such as currency exchange rates, inflation rates (including the impact of possible currency devaluations in countries experiencing high inflation rates), recessionary or expansive trends, hostilities or conflicts (including the conflict between Russia and Ukraine), disruption in energy supply, taxes and regulations and laws affecting the worldwide business in each of the Company's operations;
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
FORM 10-Q as of June 30, 2022
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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company's management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that such disclosure controls and procedures were effective as of June 30, 2022.

Change in Internal Controls

During the quarter ended June 30, 2022, the Company implemented cloud-based consolidation software to replace its legacy on-premise consolidation software. The consolidation process otherwise remains largely unchanged. Excluding the change in consolidation software, during the quarter ended June 30, 2022, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2022
(in millions, except share and per share amounts)
Part II – Other Information

Item 1: Legal Proceedings

At June 30, 2022, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims.

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

Item 1A: Risk Factors
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There has been no material change to this information since December 31, 2021, except as provided below.

Risks Related to Our Indebtedness.

The Company may not be able to generate sufficient cash to service or may not be able to refinance its indebtedness and other obligations and may be forced to take other actions to satisfy its obligations, which may not be successful. The Company's ability to make scheduled payments or refinance its debt and other contractual obligations depends on its financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond its control. The Company may be unable to maintain a level of cash flows from operating activities sufficient to permit the payment of principal, premium, if any, and interest, on its indebtedness and other contractual obligations.

If the Company's cash flows and capital resources are insufficient to fund its contractual obligations, the Company could face substantial liquidity issues. The Company’s liquidity needs fluctuate during the course of the year and as a result these liquidity issues may be more acute during certain times. The liquidity issues that the Company faces could force the Company to reduce or delay investments and capital expenditures or to strategically divest material assets or operations, extend payments to vendors, seek additional debt or equity capital or restructure or refinance its indebtedness. The Company has in the past and may in the future take such actions and these actions could materially impact the Company’s business. The Company may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow the Company to meet its scheduled payment obligations. In addition, the terms of the Company's existing or future debt arrangements may restrict it from effecting any of these alternatives.

The Company expects to refinance all or a substantial portion of its existing indebtedness at or prior to maturity. Any disruption to the capital markets, or change in the financial condition of the Company, could make it more difficult and expensive for the Company to refinance on commercially reasonable terms or at all.

Upcoming debt maturities could create significant financial and operational challenges for the Company. A significant portion of the Company’s indebtedness matures in 2023. The Company’s ability to refinance its indebtedness ahead of upcoming maturities on commercially reasonable terms or at all depends on numerous factors, including the general condition of global financial markets and the Company’s recent operating performance, which are each subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond the Company’s control. Given the current market the Company will most likely need to negotiate with existing creditors to amend, extend, refinance or otherwise modify the terms of such indebtedness to, among other things, extend the maturity dates thereof. There can be no assurances that the Company’s creditors would consent to any such amendment, extension, refinancing or other modification on commercially reasonable terms or at all.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2022
(in millions, except share and per share amounts)
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

In addition, the restrictive covenants in the Credit Agreement require the Company to maintain specified financial ratios and satisfy other financial conditions. Although the Company entered into an amendment to the Credit Agreement in March 2022 to, among other things, revise certain of its financial covenants, the Company’s ability to meet the financial ratios and tests can be affected by events beyond its control, and it may be unable to meet them. If the Company is unable to meet its financial covenants the Company would be required to seek an amendment or waiver from its lenders. There can be no assurance that the Company’s lenders would consent to any such amendment or waiver on commercially reasonable terms or at all.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2022
(in millions, except share and per share amounts)
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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Information concerning the Company’s share repurchases made during the second quarter ended June 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
April	6,564	$7.95	—	2,426,177
May	—	$—	—	2,426,177
June	905	$2.32	—	2,426,177
Total	7,469	$7.27	—
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
FORM 10-Q as of June 30, 2022
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

10.1
Diebold Nixdorf, Incorporated 2017 Equity and Performance Incentive Plan, as amended May 6, 2022 - incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 11, 2022 (Commission File no. 1-4879)

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

DIEBOLD NIXDORF, INCORPORATED

Date:	August 9, 2022		/s/ Jeffrey Rutherford
		By:	Jeffrey Rutherford
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)