Form 10-Q
period 2022-09-30
DIEBOLD NIXDORF, Inc
filed 2022-11-09
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding as of November 4, 2022 was 79,078,063.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Form 10-Q

Part I – Financial Information
Item 1: Financial Statements
`
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share and per share amounts)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash, cash equivalents, and restricted cash	$128.4	$388.9
Short-term investments	14.6	34.3
Trade receivables, less allowances for doubtful accounts of $35.3 and $35.3, respectively	537.6	595.2
Inventories	666.2	544.2
Prepaid expenses	46.6	48.2
Current assets held for sale	59.0	73.4
Other current assets	224.9	203.1
Total current assets	1,677.3	1,887.3
Securities and other investments	7.2	11.0
Property, plant and equipment, net of accumulated depreciation and amortization of $452.9 and $494.3, respectively	112.3	138.1
Goodwill	649.6	743.6
Deferred income taxes	—	95.7
Customer relationships, net	211.3	301.7
Other assets	249.7	329.8
Total assets	$2,907.4	$3,507.2
LIABILITIES AND EQUITY
Current liabilities
Notes payable	$2,435.6	$47.1
Accounts payable	623.8	706.3
Deferred revenue	316.1	322.4
Payroll and other benefits liabilities	116.2	186.5
Current liabilities held for sale	6.5	20.3
Other current liabilities	402.7	466.8
Total current liabilities	3,900.9	1,749.4
Long-term debt	—	2,245.6
Pensions, post-retirement and other benefits	89.3	104.2
Deferred income taxes	114.8	105.5
Other liabilities	120.1	139.5
Equity
Diebold Nixdorf, Incorporated shareholders' equity
Preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Common shares, $1.25 par value, 125,000,000 authorized shares, 95,722,344 and 94,599,742 issued shares, 79,065,985 and 78,352,333 outstanding shares, respectively	119.7	118.3
Additional capital	827.7	819.6
Retained earnings (accumulated deficit)	(1,254.5)	(822.4)
Treasury shares, at cost (16,656,359 and 16,247,409 shares, respectively)	(585.5)	(582.1)
Accumulated other comprehensive loss	(436.8)	(378.5)
Total Diebold Nixdorf, Incorporated shareholders' equity	(1,329.4)	(845.1)
Noncontrolling interests	11.7	8.1
Total equity	(1,317.7)	(837.0)
Total liabilities and equity	$2,907.4	$3,507.2
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)
(in millions, except per share amounts)

	Three months ended		Nine months ended
	September 30		September 30
	2022	2021	2022	2021
Net sales
Services	$514.3	$561.7	$1,565.9	$1,722.0
Products	296.1	396.5	926.0	1,123.6
	810.4	958.2	2,491.9	2,845.6
Cost of sales
Services	356.7	382.5	1,106.0	1,182.0
Products	259.9	315.6	846.0	878.4
	616.6	698.1	1,952.0	2,060.4
Gross profit	193.8	260.1	539.9	785.2
Selling and administrative expense	163.1	195.5	557.9	603.7
Research, development and engineering expense	26.7	25.6	92.1	95.3
(Gain) loss on sale of assets, net	(5.6)	—	(5.4)	(1.9)
Impairment of assets	4.1	0.3	64.7	0.3
	188.3	221.4	709.3	697.4
Operating profit (loss)	5.5	38.7	(169.4)	87.8
Other income (expense)
Interest income	3.6	1.0	5.9	5.0
Interest expense	(50.7)	(51.3)	(148.4)	(149.7)
Foreign exchange gain (loss), net	5.3	4.4	2.9	0.9
Miscellaneous, net	(9.7)	4.6	(2.5)	6.6
Loss before taxes	(46.0)	(2.6)	(311.5)	(49.4)
Income tax expense (benefit)	3.9	(1.1)	119.0	(11.1)
Equity in loss of unconsolidated subsidiaries	(0.6)	(0.5)	(3.0)	(2.1)
Net loss	(50.5)	(2.0)	(433.5)	(40.4)
Net income (loss) attributable to noncontrolling interests	(0.7)	0.1	(1.4)	0.1
Net loss attributable to Diebold Nixdorf, Incorporated	$(49.8)	$(2.1)	$(432.1)	$(40.5)

Basic and diluted weighted-average shares outstanding	79.1	78.3	78.9	78.2

Net loss attributable to Diebold Nixdorf, Incorporated
Basic and diluted loss per share	$(0.63)	$(0.03)	$(5.48)	$(0.52)
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in millions)

	Three months ended		Nine months ended
	September 30		September 30
	2022	2021	2022	2021
Net loss	$(50.5)	$(2.0)	$(433.5)	$(40.4)
Other comprehensive income (loss), net of tax
Translation adjustment	(36.2)	(28.3)	(72.3)	(41.8)
Foreign currency hedges (net of tax of $0.0, $0.0, $0.0, and $0.0, respectively)	0.1	0.6	—	0.9
Interest rate hedges
Net income (loss) recognized in other comprehensive income (net of tax of $0.0, $0.9, $0.6, and $1.7, respectively)	0.5	2.0	5.2	6.1
Reclassification adjustment for amounts recognized in net income	—	(0.4)	(0.6)	(1.2)
	0.5	1.6	4.6	4.9
Pension and other post-retirement benefits
Net actuarial (loss) gain amortized (net of tax of $(0.6), $0.5, $(1.0), and $1.4 respectively)	(1.4)	2.6	(0.6)	6.4
Net actuarial losses recognized due to settlement (net of tax of $0.0, $0.0, $0.0 and $0.0, respectively)	14.3	—	14.3	—
Other	—	—	0.7	(0.9)
Other comprehensive loss, net of tax	(22.7)	(23.5)	(53.3)	(30.5)
Comprehensive loss	(73.2)	(25.5)	(486.8)	(70.9)
Less: Comprehensive income (loss) attributable to noncontrolling interests	1.2	0.1	3.6	0.7
Comprehensive loss attributable to Diebold Nixdorf, Incorporated	$(74.4)	$(25.6)	$(490.4)	$(71.6)
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Nine months ended
	September 30
	2022	2021
Cash flow from operating activities
Net loss	$(433.5)	$(40.4)
Adjustments to reconcile net loss to cash flow used by operating activities:
Depreciation and amortization	42.3	55.2
Amortization of Wincor Nixdorf purchase accounting intangible assets	52.8	59.3
Amortization of deferred financing costs into interest expense	12.0	13.0
Share-based compensation	9.6	12.7
(Gain) loss on sale of assets, net	(5.4)	(1.9)
Net pension settlements	14.3	—
Impairment of assets	64.7	0.3
Deferred income taxes	112.8	(21.6)
Other	2.7	—
Changes in certain assets and liabilities
Trade receivables	(2.5)	(50.9)
Inventories	(186.5)	(150.3)
Accounts payable	(18.9)	95.6
Deferred revenue	14.5	(87.2)
Sales tax and net value added tax	(24.9)	(35.7)
Income taxes	(34.7)	(25.5)
Accrued salaries, wages and commissions	(59.1)	1.5
Restructuring accrual	21.2	(22.4)
Warranty liability	(5.2)	(1.4)
Pension and post retirement benefits	(13.4)	(5.8)
Certain other assets and liabilities	(45.6)	(86.1)
Net cash used by operating activities	(482.8)	(291.6)
Cash flow from investing activities
Capital expenditures	(13.8)	(11.1)
Capitalized software development	(24.0)	(21.6)
Proceeds from divestitures, net of cash divested	10.5	5.8
Proceeds from maturities of investments	368.6	222.6
Payments for purchases of investments	(345.6)	(202.0)
Proceeds from sale of assets	3.5	1.7
Net cash provided (used) by investing activities	(0.8)	(4.6)
Cash flow from financing activities
Revolving credit facility borrowings, net	240.0	187.9
Other debt borrowings	12.4	9.9
Other debt repayments	(12.3)	(13.6)
Contributions from noncontrolling interest holders	—	12.7
Other	(6.6)	(7.1)
Net cash provided by financing activities	233.5	189.8
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12.5)	(4.3)
Change in cash, cash equivalents and restricted cash	(262.6)	(110.7)
Add: Cash included in assets held for sale at beginning of period	3.1	2.7
Less: Cash included in assets held for sale at end of period	1.0	0.6
Cash, cash equivalents and restricted cash at the beginning of the period	388.9	324.5
Cash, cash equivalents and restricted cash at the end of the period	$128.4	$215.9
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2022
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

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In addition, some of the Company’s statements in this Quarterly Report on Form 10-Q may involve risks and uncertainties that could significantly impact expected future results. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the full year.

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

Although there are other new accounting pronouncements issued by the FASB, the Company does not believe these will have a material impact on its consolidated financial statements.

Note 2: Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per share includes the dilutive effect of potential common shares outstanding. Under the two-class method of computing earnings (loss) per share, non-vested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities. The Company’s participating securities include restricted stock units (RSUs), director deferred shares and shares that vested but were deferred by employees. The Company calculated basic and diluted earnings (loss) per share under both the treasury stock method and the two-class method. For the three and nine months ended September 30, 2022 and 2021, there were no differences in the earnings (loss) per share amounts calculated using the two methods. Accordingly, the treasury stock method is disclosed below; however, because the Company is in a net loss position, dilutive shares of 1.8 and 1.2 for the three months ended September 30, 2022 and 2021, respectively, and 1.4 and 1.2 for the nine months ended September 30, 2022 and 2021, respectively, are excluded from the shares used in the computation of diluted earnings (loss) per share.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2022
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table represents amounts used in computing earnings (loss) per share and the effect on the weighted-average number of shares of dilutive potential common shares:

	Three months ended		Nine months ended
	September 30		September 30
	2022	2021	2022	2021
Numerator
Income (loss) used in basic and diluted loss per share
Net loss	$(50.5)	$(2.0)	$(433.5)	$(40.4)
Net income (loss) attributable to noncontrolling interests	(0.7)	0.1	(1.4)	0.1
Net loss attributable to Diebold Nixdorf, Incorporated	$(49.8)	$(2.1)	$(432.1)	$(40.5)
Denominator
Weighted-average number of common shares used in basic and diluted loss per share (1)	79.1	78.3	78.9	78.2
Net loss attributable to Diebold Nixdorf, Incorporated
Basic and diluted loss per share	$(0.63)	$(0.03)	$(5.48)	$(0.52)
(1)Shares of 4.1 and 4.0 for the three months ended September 30, 2022 and 2021, respectively, and 4.2 and 3.5 for the nine months ended September 30, 2022 and 2021, respectively, are excluded from the computation of diluted earnings per share because the effects are anti-dilutive, irrespective of the net loss position.

Note 3: Income Taxes

The effective tax rate on the loss from continuing operations was (8.5) percent and (38.2) percent for the three and nine months ended September 30, 2022, respectively. The tax provision for the three months ended September 30, 2022 was attributable to current quarter pre-tax income and losses, and discrete tax adjustments for current tax expense related to tax return to provision differences. The tax provision for the nine months ended September 30, 2022 was primarily attributable to the jurisdictional mix of year to date income and loss, and the valuation allowance due to the Company's going concern assessment. Consistent with the second quarter of 2022, the Company calculated income tax expense using the actual effective tax rate year to date, as opposed to the estimated annual effective tax rate, as provided in Accounting Standards Codification (ASC) 740-270-30-18. See Note 9 for further details regarding the refinancing and going concern assessment.

The effective tax rate on the loss from continuing operations was 35.5 percent and 21.6 percent for the three and nine months ended September 30, 2021, respectively. The tax benefit for the three months ended September 30, 2021 was attributable to pre-tax losses in excess of discrete adjustments for tax return to provision differences in such period. The tax benefit for the nine months ended September 30, 2021 was primarily attributable to the jurisdictional mix of income and loss, valuation allowance on certain interest expense carryforwards, partially offset by discrete tax adjustments for tax return to provision differences, expired stock compensation, and uncertain tax positions.

Note 4: Inventories

Major classes of inventories are summarized as follows:

	September 30, 2022	December 31, 2021
Raw materials and work in process	$254.8	$194.1
Finished goods	254.2	180.3
Total product inventories	509.0	374.4

Service parts	157.2	169.8
Total inventories	$666.2	$544.2

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2022
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 5: Investments

The Company’s investments, primarily in Brazil, consist of certificates of deposit that are recorded at fair value based upon quoted market prices. Changes in fair value are recognized in interest income, determined using the specific identification method, and were minimal. There were no gains from the sale of securities or proceeds from the sale of securities prior to the maturity date for the three and nine months ended September 30, 2022 and 2021.

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

The Company’s investments subject to fair value measurement consist of the following:

	Cost Basis	Unrealized Gain / (Loss)	Fair Value
As of September 30, 2022
Short-term investments
Certificates of deposit	$14.6	$—	$14.6
Long-term investments
Assets held in a rabbi trust	$4.5		$4.5

As of December 31, 2021
Short-term investments
Certificates of deposit	$34.3	$—	$34.3
Long-term investments
Assets held in a rabbi trust	$5.4	$1.6	$7.0
Securities and other investments also includes cash surrender value of insurance contracts of $2.7 and $4.0 as of September 30, 2022 and December 31, 2021, respectively.

The Company has certain non-consolidated joint ventures that are not significant subsidiaries and are accounted for under the equity method of accounting. The Company owns 48.1 percent of Inspur Financial Information System Co., Ltd. (Inspur JV) and 49.0 percent of Aisino-Wincor Retail & Banking Systems (Shanghai) Co., Ltd. (Aisino JV). The Company engages in transactions in the ordinary course of business with the respective joint ventures. As of September 30, 2022, the Company had accounts receivable and accounts payable balances with these joint ventures of $3.7 and $33.6, respectively, which are included in trade receivables, less allowances for doubtful accounts and accounts payable on the condensed consolidated balance sheets.

Note 6: Goodwill and Other Assets

In the second quarter of 2022, the Company reorganized its reportable segments in connection with the new and simplified operating model implemented by the recently appointed Chief Executive Officer. This organizational change is described in further detail in Note 19, and is consistent with how the Chief Executive Officer, the chief operating decision maker (CODM), makes key operating decisions, allocates resources, and assesses the performance of the business.

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
FORM 10-Q as of September 30, 2022
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

	Legacy Reporting Units		New Reporting Unit
	Eurasia Banking	Americas Banking	Banking	Retail	Total
Goodwill	$590.4	$444.7	$—	$236.2	$1,271.3
Accumulated impairment	(291.7)	(122.0)	—	(57.2)	(470.9)
Balance at January 1, 2021	$298.7	$322.7	$—	$179.0	$800.4
Divestitures	—	—	—	(3.3)	(3.3)
Currency translation adjustment	(29.0)	(4.6)	—	(19.9)	(53.5)
Goodwill	$561.4	$440.1	$—	$213.0	$1,214.5
Accumulated impairment	(291.7)	(122.0)	—	(57.2)	(470.9)
Balance at December 31, 2021	$269.7	$318.1	$—	$155.8	$743.6
Currency translation adjustment	(6.3)	(1.0)	—	(4.4)	(11.7)
Goodwill	$555.1	$439.1	$—	$208.6	$1,202.8
Currency translation adjustment	—	—	(55.4)	(26.9)	(82.3)
Goodwill reassignment	(555.1)	(439.1)	922.2	72.0	—
Goodwill	$—	$—	$866.8	$253.7	$1,120.5
Accumulated impairment reassignment	291.7	122.0	(413.7)	—	—
Accumulated impairment	$—	$—	$(413.7)	$(57.2)	$(470.9)

Balance at September 30, 2022	$—	$—	$453.1	$196.5	$649.6

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2022
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following summarizes information on intangible assets by major category:

		September 30, 2022			December 31, 2021
	Weighted-average remaining useful lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships, net	3.4 years	$605.3	$(394.0)	$211.3	$703.3	$(401.6)	$301.7

Capitalized Software Development	1.9 years	227.9	(189.4)	38.5	228.1	(184.9)	43.2
Development costs non-software	0.8 years	46.3	(44.0)	2.3	51.8	(51.6)	0.2
Other intangibles	5.2 years	46.1	(44.0)	2.1	50.8	(48.4)	2.4
Other intangible assets, net		320.3	(277.4)	42.9	330.7	(284.9)	45.8
Total		$925.6	$(671.4)	$254.2	$1,034.0	$(686.5)	$347.5

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

The following table identifies the activity relating to total capitalized software development:

	2022	2021
Beginning balance as of January 1	$43.2	$38.0
Capitalization	24.0	21.6
Amortization	(19.7)	(17.7)
CTA, transferred to held-for-sale, impaired, other	(9.0)	(0.4)
Ending balance as of September 30	$38.5	$41.5

The Company's total amortization expense, excluding that related to deferred financing costs, was $72.1 and $78.1 for the nine months ended September 30, 2022 and 2021, respectively. The Company's total amortization expense, excluding that related to deferred financing costs, was $23.2 and $26.0 for the three months ended September 30, 2022 and 2021, respectively.

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

Changes in the Company’s warranty liability balance are illustrated in the following table:

	2022	2021
Beginning balance as of January 1	$36.3	$38.6
Current period accruals	12.2	16.1
Current period settlements	(17.0)	(17.5)
Currency translation adjustment	(2.6)	(2.4)
Ending balance as of September 30	$28.9	$34.8

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2022
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

In the second quarter of 2022, the Company announced a new initiative to streamline operations, drive efficiencies and digitize processes, targeting annualized cost savings of more than $150.0 by the end of 2023. During the three and nine month periods ended September 30, 2022, the Company incurred $20.7 and $98.9, respectively, of restructuring and transformation costs. The most significant of these costs was $54.9, all recorded in the second quarter of 2022, that was accrued for future severance payments under an ongoing severance benefit program. No severance accruals were recorded in the third quarter of 2022. Consistent with DN Now, other than severance, the remainder of the expenses incurred in both the three and nine-month periods primarily relate to transitioning personnel and consultant fees in relation to the transformation process.

In connection with the latest restructuring initiative, several facilities have been identified for closure, which resulted in a $5.4 impairment of right-of-use assets and related leasehold improvements and furniture and fixtures recorded during the second quarter of 2022. In connection with the organizational simplification and related portfolio optimization, $4.1 of German capitalized software was impaired in the third quarter.

The following table summarizes the impact of the Company’s restructuring and transformation charges on the consolidated statements of operations:

	Three months ended		Nine months ended
	September 30		September 30
	2022	2021	2022	2021
Cost of sales – services	$3.0	$—	$7.4	$10.1
Cost of sales – products	1.3	—	10.0	1.6
Selling and administrative expense	13.9	—	71.7	11.7
Research, development and engineering expense	2.5	—	9.8	(0.3)
Total	$20.7	$—	$98.9	$23.1

The following table summarizes the Company’s severance accrual balance and related activity:

	2022	2021
Beginning balance as of January 1	$35.3	$62.9
Severance Accruals	54.9	10.3
Payouts/Settlements	(35.6)	(29.5)
Other	(0.3)	(4.9)
Ending balance as of September 30	$54.3	$38.8

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2022
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 9: Debt

Outstanding debt balances were as follows:

	September 30, 2022	December 31, 2021
Notes payable (maturities between September 30, 2022 and September 30, 2023)
Uncommitted lines of credit	$9.2	$1.6
2023 Revolving Facility	300.9	35.9
2023 Term Loan B Facility - USD	4.8	4.8
2023 Term Loan B Facility - Euro	4.0	4.7
Other	0.2	0.3
	$319.1	$47.3
Short-term deferred financing fees	(0.6)	(0.2)
	$318.5	$47.1
Debt with maturities subsequent to September 30, 2023; classified as current for the period ended September 30, 2022 (refer to discussion below)
2023 Revolving Facility	$—	$25.0
2023 Term Loan B Facility - USD	376.8	381.0
2023 Term Loan B Facility - Euro	319.8	375.6
2024 Senior Notes	400.0	400.0
2025 Senior Secured Notes - USD	700.0	700.0
2025 Senior Secured Notes - EUR	341.2	396.4
Other	3.8	4.2
	$2,141.6	$2,282.2
Deferred financing fees	(24.5)	(36.6)
	$2,117.1	$2,245.6

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
FORM 10-Q as of September 30, 2022
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

As of September 30, 2022, the Term Loan Facilities and Revolving Facility under the Credit Agreement were secured by substantially all assets of Diebold Nixdorf, Incorporated and its domestic subsidiaries that are borrowers or guarantors under the Credit Agreement, subject to certain exceptions and permitted liens.

Transaction Support Agreement - 2022 Refinancing

The Company has been in discussions with a group (the “Term Lender Group”) of certain creditors holding primarily term loans (the “Existing Term Loans”) under the Credit Agreement and a group (the “Ad Hoc Group”) of certain creditors holding primarily 2024 Senior Notes and/or 2025 Senior Secured Notes as well as Existing Term Loans concerning potential financing and/or recapitalization transactions involving the Company (the “Transaction Discussions”). As a result of the Transaction Discussions, the Company, the Term Lender Group and the Ad Hoc Group have agreed on the principal terms of a new money financing and recapitalization and exchanges that address certain near-term maturities (the “Transaction”).

Accordingly, the Company, certain of its subsidiaries and members of the Term Lender Group and the Ad Hoc Group (such members collectively, the “Initial Consenting Holders”) have entered into a transaction support agreement (together with all exhibits, annexes and schedules thereto, the “Transaction Support Agreement”), dated October 20, 2022. The Transaction Support Agreement sets forth the terms agreed between the Company and holders of approximately 78.8% of the aggregate principal amount of the Existing Term Loans, approximately 59.3% of the aggregate principal amount of the 2024 Senior Notes, approximately 91.8% of the aggregate principal amount of the 2025 USD Senior Notes and approximately 85.4% of the aggregate principal amount of the 2025 Senior Secured Notes - EUR.

Following execution of the Transaction Support Agreement, additional eligible creditors have executed joinders thereto as permitted by its terms. As a result, the percentage of the Company’s term loans held by holders who are party to the Transaction Support Agreement has increased to approximately 97% as of November 9, 2022, and the percentage of the Company’s 2024 senior notes that are held by holders who are party to the Transaction Support Agreement has increased to approximately 83% as of November 9, 2022.

The Transaction Support Agreement contemplates, among other things, that:

•The Company and certain of its subsidiaries will obtain a new $250 million asset-based credit facility (the “ABL Facility”), which will mature in July 2026, subject to a springing maturity to a date that is 91 days prior to the maturity of certain indebtedness of the Company or its subsidiaries above a certain threshold. The ABL Facility is expected to be provided by, and replace the commitments of, the Company’s existing revolving credit lenders under the Credit Agreement.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2022
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

•Diebold Nixdorf Holding Germany GmbH (the “German Borrower”), a wholly-owned subsidiary of the Company, will obtain a new $400 million super-senior term loan credit facility (the “Super Senior Facility”), which will mature in July 2025. Certain current participating lenders who have signed the Transaction Support Agreement have provided commitments subject to satisfaction of the conditions specified therein, totaling the full $400 million with respect to the Super Senior Facility. The Super Senior Facility will provide additional liquidity to the German Borrower, the Company and its subsidiaries. A portion of the proceeds of the Super Senior Facility will be applied on the closing date to prepay the Extended Term Loans in an amount equal to 15.0% of the principal amount of the Company's existing term loans (the "Existing Term Loans") that elect to exchange into Extended Term Loans (as defined herein).
•Holders of Existing Term Loans will be offered the opportunity to exchange such Existing Term Loans at par into extended term loans (the “Extended Term Loans”), which will mature in July 2025. As described above, 15.0% of the Extended Term Loans will be prepaid on the closing date. In addition, the Company will be required to prepay the Extended Term Loans on December 31, 2023 in an amount equal to 5.0% of the principal amount of Existing Term Loans exchanged into Extended Term Loans subject to satisfaction of a specified minimum liquidity threshold. If such minimum liquidity threshold is not satisfied on December 31, 2023, such prepayment will instead be required on December 31, 2024 subject to satisfaction of the same condition. Holders of Existing Term Loans who have signed the Transaction Support Agreement by October 27, 2022 (the "Joinder Date") will receive, on the closing date, a transaction premium of 3.0% of Extended Term Loans received in exchange for Existing Term Loans, paid in the form of Extended Term Loans.
•Holders of 2024 Senior Notes will be offered the opportunity to exchange such 2024 Senior Notes (i) at 95.0% of par into new secured notes issued by the Company (the “2L Notes”), which will mature in October 2026, and (ii) into a ratable amount of penny warrants (the “Warrants”) exercisable for common shares in the Company, the total amount of which will represent 19.99% of the outstanding common shares of the Company. The Warrants will be non-detachable and not exercisable until April 2024 subject to certain exceptions. The Company will also solicit consents from holders of the 2024 Senior Notes to amend the 2024 Senior Notes indenture as necessary to, among other things, allow the transactions contemplated by the Transaction Support Agreement (the "Transaction"), remove substantially all negative covenants and mandatory prepayments (to the extent permitted, including under applicable law), and to extend the grace period under the 2024 Senior Notes indenture applicable with respect to defaults in payment of interest to run until the maturity date of the 2024 Senior Notes. Holders of 2024 Senior Notes who have signed the Transaction Support Agreement by the Joinder Date will receive, on the closing date, a transaction premium of 5.0% of the principal amount of such 2024 Senior Notes, paid in the form of 2L Notes.
•The Company will also solicit consents from holders of the 2025 Senior Secured Notes, to amend 2025 Senior Secured Notes indentures and related documentation as necessary to, among other things, allow the Transaction and provide the 2025 Senior Secured Notes with certain covenant, collateral and guarantee enhancements. Holders of 2025 Senior Secured Notes who have signed the Transaction Support Agreement by the Joinder Date will receive, on the closing date, a transaction premium of 3.0% of such 2025 Senior Secured Notes, paid in the form of 2025 Senior Secured Notes.
•The Company will also solicit consents from lenders under the Credit Agreement to amend the Credit Agreement as necessary to, among other things, permit the Transaction, remove substantially all negative covenants and mandatory prepayments, and to direct the Administrative Agent to release the liens on certain collateral securing the Company’s and the existing subsidiary guarantors’ obligations under the Credit Agreement (in each case, to the extent permitted including under applicable law).

Upon fulfillment of closing conditions and consummation of the transactions contemplated by the Transaction Support Agreement, we will have extended our near-term debt maturities and obtained additional liquidity. While the Company believes the transactions contemplated by the Transaction Support Agreement will be consummated, there can be no assurance that such conditions will be satisfied.

Uncommitted Line of Credit

As of September 30, 2022, the Company had various international short-term uncommitted lines of credit with borrowing limits aggregating to $52.9. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of September 30, 2022 and December 31, 2021 was 17.11 percent and 3.24 percent, respectively, and primarily relate to higher interest rate, short-term uncommitted lines of credit in Columbia and Brazil. Short-term uncommitted lines mature in less than one year. The remaining amount available under the short-term uncommitted lines at September 30, 2022 was $43.7.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2022
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The cash flows related to debt borrowings and repayments were as follows:

	Nine months ended
	September 30
	2022	2021
Revolving credit facility borrowings	$512.0	$468.0

Revolving credit facility repayments	$(272.0)	$(280.1)

Other debt borrowings
International short-term uncommitted lines of credit borrowings	$12.4	$9.9

Other debt repayments
Payments on Term Loan B Facility - USD under the Credit Agreement	$(4.2)	$(3.5)
Payments on Term Loan B Facility - Euro under the Credit Agreement	(3.8)	(3.5)
International short-term uncommitted lines of credit and other repayments	(4.3)	(6.6)
	$(12.3)	$(13.6)

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

The Company's current debt agreements contain various financial covenants, including net debt to adjusted EBITDA and net interest coverage ratio, along with certain negative covenants that, among other things, limit dividends, acquisitions and the use of proceeds from divestitures. The Credit Agreement financial ratios are as follows:

•a maximum allowable total net debt to adjusted EBITDA leverage ratio of 6.50 to 1.00 for the quarter ended September 30, 2022 (decreasing to 5.50 for the quarter ending December 31, 2022, and 5.25 for the quarter ending March 31, 2023); and
•a minimum adjusted EBITDA to net interest expense coverage ratio of not less than 1.625 to 1.00 for the quarter ended September 30, 2022 (increasing to 1.75 for the quarter ending December 31, 2022 and thereafter).

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2022
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

As of September 30, 2022, the Company was not in compliance with the net leverage ratio within the Credit Agreement. The Company has obtained a waiver with respect to such covenant with an expiration of December 31, 2022, which waives any failure of the Company to be in compliance with such financial covenant. Prior to expiration of the waiver on December 31, 2022, the Company expects to have consummated the Transaction, at which point it will no longer be subject to the covenants of the Credit Agreement.

Going Concern Assessment and Current Classification of Debt

Pursuant to the requirements of ASC Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the condensed consolidated financial statements are issued.

The Revolving Facility is due on July 20, 2023 and the Term Loan Facility is due on November 6, 2023, both less than one year from the filing of this Quarterly Report on Form 10-Q. Refinancing the components of our debt arrangements that have near-term maturities, inclusive of the Revolving Facility and Term Loan B Facility, has been a top priority and culminated in the signing of the Transaction Support Agreement. Pursuant to the Transaction Support Agreement, the closing of the Transaction is subject to the satisfaction of certain conditions, including execution and delivery of definitive documentation with respect to the Transaction, receipt of all necessary consents to the consummation of the Transaction, including obtaining certain minimum consent and exchange thresholds under the Credit Agreement and the 2024 Senior Notes indenture and certain consent thresholds under the 2025 Senior Secured Notes indentures, and other customary closing conditions. While the Company believes the transactions contemplated by the Transaction Support Agreement will be consummated, there can be no assurance that such conditions will be satisfied.

Albeit unlikely, if the Company is unable to consummate the Transaction prior to December 31, 2022 or future reporting periods, and is also unable to obtain a waiver extension with respect to the net leverage ratio covenant under the Credit Agreement, certain debt could become due and immediately payable (absent additional waivers), for which sufficient cash would not be available. As such, all debt has been classified as a current liability as of September 30, 2022, and is presented within the notes payable caption of the condensed consolidated balance sheet.

As a result of the closing conditions of the Transaction Support Agreement, and as disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, substantial doubt exists regarding our ability to continue as a going concern. The Company expects the Transaction will be consummated and substantial doubt will be alleviated prior to December 31, 2022. The condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

Note 10: Redeemable Noncontrolling Interests

Changes in redeemable noncontrolling interests were as follows:

	2022	2021
Beginning balance as of January 1	$—	$19.2
Redemption value adjustment	—	—
Termination of put option	—	(19.2)
Ending balance as of September 30	$—	$—

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
FORM 10-Q as of September 30, 2022
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 11: Equity

The following tables present changes in shareholders' equity attributable to Diebold Nixdorf, Incorporated and the noncontrolling interests:

					Accumulated Other Comprehensive Income (Loss)	Total Diebold Nixdorf, Incorporated Shareholders' Equity
	Common Shares	Additional Capital	Accumulated Deficit	Treasury Shares			Non-controlling Interests	Total Equity
Balance, December 31, 2021	$118.3	$819.6	$(822.4)	$(582.1)	$(378.5)	$(845.1)	$8.1	$(837.0)
Net loss	—	—	(183.1)	—	—	(183.1)	(0.8)	(183.9)
Other comprehensive loss	—	—	—	—	13.1	13.1	0.8	13.9
Share-based compensation issued	1.2	(1.2)	—	—	—	—	—	—
Share-based compensation expense	—	1.7	—	—	—	1.7	—	1.7
Treasury shares	—	—	—	(3.3)	—	(3.3)	—	(3.3)
Balance, March 31, 2022	$119.5	$820.1	$(1,005.5)	$(585.4)	$(365.4)	$(1,016.7)	$8.1	$(1,008.6)
Net loss	—	—	(199.2)	—	—	(199.2)	0.1	(199.1)
Other comprehensive loss	—	—	—	—	(46.8)	(46.8)	2.3	(44.5)
Share-based compensation issued	0.1	(0.3)	—	—	—	(0.2)	—	(0.2)
Share-based compensation expense	—	5.2	—	—	—	5.2	—	5.2
Treasury shares	—	—	—	—	—	—	—	—
Balance, June 30, 2022	$119.6	$825.0	$(1,204.7)	$(585.4)	$(412.2)	$(1,257.7)	$10.5	$(1,247.2)
Net loss	—	—	(49.8)	—	—	(49.8)	(0.7)	$(50.5)
Other comprehensive loss	—	—	—	—	(24.6)	(24.6)	1.9	$(22.7)
Share-based compensation issued	0.1	—	—	—	—	0.1	—	$0.1
Share-based compensation expense	—	2.7	—	—	—	2.7	—	$2.7
Treasury shares	—	—	—	(0.1)	—	(0.1)	—	$(0.1)
Balance, September 30, 2022	$119.7	$827.7	$(1,254.5)	$(585.5)	$(436.8)	$(1,329.4)	$11.7	$(1,317.7)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2022
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

					Accumulated Other Comprehensive Income (Loss)	Total Diebold Nixdorf, Incorporated Shareholders' Equity
	Common Shares	Additional Capital	Accumulated Deficit	Treasury Shares			Non-controlling Interests	Total Equity
Balance, December 31, 2020	$116.9	$787.9	$(742.3)	$(576.7)	$(412.9)	$(827.1)	$(4.6)	$(831.7)
Net income (loss)	—	—	(8.1)	—	—	(8.1)	—	(8.1)
Other comprehensive loss	—	—	—	—	(30.9)	(30.9)	0.5	(30.4)
Share-based compensation issued	1.1	(1.1)	—	—	—	—	—	—
Share-based compensation expense	—	3.5	—	—	—	3.5	—	3.5
Treasury shares	—	—	—	(5.2)	—	(5.2)	—	(5.2)
Reclassifications of redeemable noncontrolling interest	—	19.2	—	—	—	19.2	12.7	31.9
Balance, March 31, 2021	$118.0	$809.5	$(750.4)	$(581.9)	$(443.8)	$(848.6)	$8.6	$(840.0)
Net income (loss)	—	—	(30.3)	—	—	(30.3)	—	(30.3)
Other comprehensive loss	—	—	—	—	23.3	23.3	0.1	23.4
Share-based compensation issued	0.2	(0.2)	—	—	—	—	—	—
Share-based compensation expense	—	4.5	—	—	—	4.5	—	4.5
Treasury shares	—	—	—	(0.2)	—	(0.2)	—	(0.2)
Balance, June 30, 2021	$118.2	$813.8	$(780.7)	$(582.1)	$(420.5)	$(851.3)	$8.7	$(842.6)
Net income (loss)	—	—	(2.1)	—	—	(2.1)	0.1	$(2.0)
Other comprehensive loss	—	—	—	—	(23.5)	(23.5)	—	$(23.5)
Share-based compensation issued	—	—	—	—	—	—	—	$—
Share-based compensation expense	—	4.6	—	—	—	4.6	—	$4.6
Treasury shares	—	—	—	—	—	—	—	$—
Balance, September 30, 2021	$118.2	$818.4	$(782.8)	$(582.1)	$(444.0)	$(872.3)	$8.8	$(863.5)

Note 12: Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the three months ended September 30, 2022:

		Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2022	`	$(350.1)	$(2.0)	$4.5	$(63.8)	$(0.8)	$(412.2)
Other comprehensive income (loss) before reclassifications (1)		(38.1)	0.1	0.5	—	—	(37.5)
Amounts reclassified from AOCI		—	—	—	12.9	—	12.9
Net current-period other comprehensive income (loss)		(38.1)	0.1	0.5	12.9	—	(24.6)
Balance at September 30, 2022		$(388.2)	$(1.9)	$5.0	$(50.9)	$(0.8)	$(436.8)
(1) Other comprehensive income (loss) before reclassifications within the translation component excludes $(1.9) of translation attributable to noncontrolling interests.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2022
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
(1) Other comprehensive income (loss) before reclassifications within the translation component excludes nominal of translation attributable to noncontrolling interests.

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the nine months ended September 30, 2022:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2022	$(310.9)	$(1.9)	$0.4	$(64.6)	$(1.5)	$(378.5)
Other comprehensive income (loss) before reclassifications (1)	(77.3)	—	5.2	—	0.7	(71.4)
Amounts reclassified from AOCI	—	—	(0.6)	13.7	—	13.1
Net current-period other comprehensive income (loss)	(77.3)	—	4.6	13.7	0.7	(58.3)
Balance at September 30, 2022	$(388.2)	$(1.9)	$5.0	$(50.9)	$(0.8)	$(436.8)
(1) Other comprehensive income (loss) before reclassifications within the translation component excludes $(5.0) of translation attributable to noncontrolling interests.

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
FORM 10-Q as of September 30, 2022
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table summarizes the details about the amounts reclassified from AOCI:

	Three months ended		Nine months ended		Affected Line Item on the Statement of Operations
	September 30		September 30
	2022	2021	2022	2021
Interest rate hedge gain/(loss)	$—	$(0.4)	$(0.6)	$(1.2)	Interest expense
Pension and post-retirement benefits:
Net actuarial (loss) gain amortized (net of tax of $(0.6), $0.5, $(1.0), and $1.4 respectively)	(1.4)	2.6	(0.6)	6.4	Miscellaneous, net
Net actuarial losses recognized due to settlement (net of tax of $0.0, $0.0, $0.0 and $0.0, respectively)	14.3	—	14.3	—	Miscellaneous, net
Total reclassifications for the period	$12.9	$2.2	$13.1	$5.2

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
FORM 10-Q as of September 30, 2022
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following tables set forth the change in benefit obligation, change in plan assets, funded status, consolidated balance sheet presentation and net periodic benefit cost for the Company’s defined benefit pension plans and other benefits at and for the three and nine months ended September 30, 2022 and September 30, 2021, respectively:

	Three months ended
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Other Benefits
	2022	2021	2022	2021	2022	2021
Components of net periodic benefit cost
Service cost	$—	$0.8	$2.4	$2.5	$—	$0.1
Interest cost	4.5	4.0	1.1	0.7	0.1	0.1
Expected return on plan assets	(4.3)	(6.4)	(3.8)	(3.8)	—	—
Recognized net actuarial loss (gain)	0.2	2.2	(0.4)	0.8	(0.1)	0.1
Amortization of prior service cost	—	—	(0.1)	(0.1)	—	—
Settlement (gain) / loss recognized	14.3	—	—	—	—	—
Net periodic pension benefit cost	$14.7	$0.6	$(0.8)	$0.1	$—	$0.3

	Nine months ended
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Other Benefits
	2022	2021	2022	2021	2022	2021
Components of net periodic benefit cost
Service cost	$—	$2.4	$7.1	$7.6	$—	$0.1
Interest cost	13.0	11.9	3.3	2.2	0.2	0.5
Expected return on plan assets	(15.9)	(19.1)	(11.6)	(11.3)	—	—
Recognized net actuarial loss (gain)	3.3	6.7	(1.3)	0.9	(0.3)	0.2
Amortization of prior service cost	—	—	(0.3)	(0.1)	—	—
Settlement (gain) / loss recognized	14.3	—	—	—	—	—
Net periodic pension benefit cost	$14.7	$1.9	$(2.8)	$(0.7)	$(0.1)	$0.8

Contributions

For the nine months ended September 30, 2022 and September 30, 2021, contributions of $27.6 and $23.6, respectively, were made to the qualified and non-qualified pension plans. The Company received reimbursements of $17.0 and $16.4 for certain benefits paid from its German plan trustee during May 2022 and June 2021, respectively.

Settlements

In the third quarter of 2022, the U.S. Pension Plan executed a settlement agreement, reducing benefit obligations by $82.4. As a result of the settlement, the Company recognized a non-cash expense of $14.3 which is reported in miscellaneous, net on the condensed consolidated statement of operations.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2022
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

The following table summarizes the gain (loss) recognized on derivative instruments:

Derivative instrument	Classification on condensed consolidated statements of operations	Three months ended		Nine months ended
		September 30		September 30
		2022	2021	2022	2021
Interest rate swaps and non-designated hedges	Interest expense	$(0.5)	$(2.1)	$(4.1)	$(6.2)
Foreign exchange forward contracts and cash flow hedges	Net sales	(0.1)	—	(0.1)	—
Foreign exchange forward contracts and cash flow hedges	Cost of sales	(0.2)	0.3	(0.6)	0.3
Foreign exchange forward contracts and cash flow hedges	Foreign exchange gain (loss), net	—	(0.4)	—	(4.5)
Total		$(0.8)	$(2.2)	$(4.8)	$(10.4)

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
FORM 10-Q as of September 30, 2022
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 15: Fair Value of Assets and Liabilities

Assets and Liabilities Recorded at Fair Value

Assets and liabilities subject to fair value measurement by fair value level and recorded as follows:

		September 30, 2022			December 31, 2021
			Fair Value Measurements Using			Fair Value Measurements Using
	Classification on condensed consolidated Balance Sheets	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets
Short-term investments
Certificates of deposit	Short-term investments	$14.6	$14.6	$—	$34.3	$34.3	$—
Assets held in rabbi trusts	Securities and other investments	4.5	4.5	—	7.0	7.0	—
Foreign exchange forward contracts	Other current assets	—	—	—	0.1	—	0.1
Total		$19.1	$19.1	$—	$41.4	$41.3	$0.1
Liabilities
Foreign exchange forward contracts	Other current liabilities	$—	$—	$—	$0.1	$—	$0.1
Interest rate swaps - short term	Other current liabilities	—	—	—	2.8	—	2.8
Deferred compensation	Other liabilities	4.5	4.5	—	7.0	7.0	—
Total		$4.5	$4.5	$—	$9.9	$7.0	$2.9

The Company uses the end of period when determining the timing of transfers between levels. During each of the nine months ended September 30, 2022 and 2021, there were no transfers between levels.

The fair value and carrying value of the Company's debt instruments are summarized as follows:

	September 30, 2022		December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
2023 Term Loan B Facility - USD	$309.8	$381.6	$381.9	385.8
2023 Term Loan B Facilty - EUR	$264.3	$323.8	$375.2	380.3
2024 Senior Notes	$230.0	$400.0	$401.0	$400.0
2025 Senior Secured Notes - USD	$532.0	$700.0	$745.5	$700.0
2025 Senior Secured Notes - EUR	$262.7	$341.2	$423.7	$396.4

Refer to Note 9 for further details surrounding the Company's debt as of September 30, 2022 compared to December 31, 2021. Additionally, the Company would remeasure certain assets at fair value, using Level 3 measurements, as a result of the occurrence of triggering events.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2022
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

At September 30, 2022, the Company was a party to several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the condensed consolidated financial statements would not be materially affected by the outcome of these indirect tax claims and/or proceedings or asserted claims.

A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated liabilities. The Company estimated the aggregate risk at September 30, 2022 to be up to $51.4 for its material indirect tax matters. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire.

Legal Contingencies

At September 30, 2022, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate were considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings or asserted claims.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2022
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

Bank Guarantees, Standby Letters of Credit, and Surety Bonds

In the ordinary course of business, the Company may issue performance guarantees on behalf of its subsidiaries to certain customers and other parties. Some of those guarantees may be backed by standby letters of credit, surety bonds, or similar instruments. In general, under the guarantees, the Company would be obligated to perform, or cause performance, over the term of the underlying contract in the event of an unexcused, uncured breach by its subsidiary, or some other specified triggering event, in each case as defined by the applicable guarantee. At September 30, 2022, the maximum future contractual obligations relative to these various guarantees totaled $161.8, of which $24.0 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2021, the maximum future payment obligations relative to these various guarantees totaled $155.6, of which $24.0 represented standby letters of credit to insurance providers, and no associated liability was recorded.

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
FORM 10-Q as of September 30, 2022
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table provides information about receivables and deferred revenue, which represent contract liabilities from contracts with customers:

Contract balance information	Trade receivables	Contract liabilities
Balance at December 31, 2021	$595.2	$322.4
Balance at September 30, 2022	$537.6	$316.1

There have been $15.5 and $9.3 during the nine months ended September 30, 2022 and 2021, respectively, of impairment losses recognized as bad debt related to receivables or contract assets arising from the Company's contracts with customers.

As of December 31, 2021, the Company had $322.4 of unrecognized deferred revenue constituting the remaining performance obligations that are unsatisfied (or partially unsatisfied). During the nine months ended September 30, 2022, the Company recognized revenue of $201.6 related to the Company's deferred revenue balance at December 31, 2021.

Transaction price allocated to the remaining performance obligations

As of September 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1,400. The Company generally expects to recognize revenue on the remaining performance obligations over the next twelve months. The Company enters into service agreements with cancellable terms after a certain period without penalty. Unsatisfied obligations reflect only the obligation during the initial term. The Company applies the practical expedient in ASC paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2022
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

The following table presents the components of finance lease receivables:

	September 30, 2022	December 31, 2021
Gross minimum lease receivables	$28.7	$39.5
Allowance for credit losses	(0.2)	(0.3)
Estimated unguaranteed residual values	—	0.1
	28.5	39.3
Less:
Unearned interest income	(1.6)	(1.2)
Total	$26.9	$38.1

Future minimum payments due from customers under finance lease receivables as of September 30, 2022 are as follows:

2022	$2.7
2023	8.7
2024	4.3
2025	4.6
2026	4.1
Thereafter	4.3
$28.7

There were no significant changes in provision for credit losses, recoveries and write-offs during the nine months ended September 30, 2022 or 2021.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2022
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 19: Segment Information

During the second quarter of 2022, the Company appointed a new Chief Executive Officer and announced an organizational simplification initiative. In connection with those events, the Company's reportable segments are no longer Americas Banking, Eurasia Banking and Retail, and instead the reportable operating segments are the following: Banking and Retail. Under the simplified organization and related restructuring discussed in Note 8, the Company does not have regionally focused direct reports to the CODM, and the CODM analyzes Banking and Retail on a global basis and not based on regional profitability metrics.

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

Segment revenue represents revenues from sales to external customers. Segment operating profit is defined as revenues less expenses directly attributable to the segments. The Company does not allocate to its segments certain operating expenses which are managed at the headquarters level; that are not used in the management of the segments, not segment-specific, and impractical to allocate. In some cases the allocation of corporate charges has changed from the legacy structure to the new structure, but prior periods have been recast to conform to the new presentation. Segment operating profit reconciles to consolidated income (loss) before income taxes by deducting items that are not attributed to the segments and which are managed independently of segment results. Assets are not allocated to segments, and thus are not included in the assessment of segment performance, and consequently, we do not disclose total assets and depreciation and amortization expense by reportable operating segment.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2022
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following tables present information regarding the Company’s segment performance and provide a reconciliation between segment operating profit and the consolidated income (loss) before income taxes:

	Three months ended		Nine months ended
	September 30		September 30
	2022	2021	2022	2021
Net sales summary by segment
Banking	$580.3	$670.1	$1,733.3	$1,948.1
Retail	225.0	288.1	742.4	897.5
Held for sale non-core European retail business(7)	5.1	—	16.2	—
Total revenue	$810.4	$958.2	$2,491.9	$2,845.6

Segment operating profit
Banking	$83.1	$109.6	$209.4	$320.3
Retail	31.1	43.6	90.0	124.9
Total segment operating profit	114.2	153.2	299.4	445.2

Corporate charges not allocated to segments (1)	(54.2)	(71.9)	(188.0)	(221.9)
Impairment of assets (2)	(4.1)	(0.3)	(64.7)	(0.3)
Amortization of Wincor Nixdorf purchase accounting intangible assets(3)	(16.6)	(19.5)	(52.8)	(59.3)
Restructuring and transformation expenses(4)	(20.7)	(20.9)	(98.9)	(74.4)
Refinancing related costs(5)	(13.4)	—	(13.4)	—
Net non-routine expense(6)	5.3	(1.9)	(34.3)	(1.5)
Held for sale non-core European retail business(7)	(5.0)	—	(16.7)	—
	(108.7)	(114.5)	(468.8)	(357.4)
Operating profit (loss)	5.5	38.7	(169.4)	87.8
Other income (expense)	(51.5)	(41.3)	(142.1)	(137.2)
Loss before taxes	$(46.0)	$(2.6)	$(311.5)	$(49.4)

(1)    Corporate charges not allocated to segments include headquarter-based costs associated primarily with human resources, finance, IT and legal that are not directly attributable to a particular segment and are separately assessed by the CODM for purposes of making decisions, assessing performance and allocating resources.
(2)    Refer to Notes 20 and 21 for further information on the impairment charges taken in the first and second quarters of 2022. During the third quarter of 2022, and in connection with the organizational simplification, $4.1 of German capitalized software was identified as impaired.
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
(5)    Refinancing related costs are fees earned by our advisors and the advisors of our potential lenders. As these costs were incurred prior to September 30, 2022, at which point an agreement with respect to a debt refinancing remained under negotiation and subject to material changes, these costs are not considered directly attributable to the Transaction Support Agreement and thus are accounted for as period expense.
(6)    Net non-routine expense consists of items that the Company has determined are non-routine in nature and not allocated to the reportable operating segments as they are not included in the measure used by the CODM to make decisions, allocate resources and assess performance. Net non-routine expense for the three months ended September 30, 2022 related primarily to gains made on divestitures of certain assets. Net non-routine expense for the nine months ended September 30, 2022 primarily consisted of inventory charges related to legacy product of $34.4 which management determined would no longer be sold as part of a product portfolio consolidation connected with the organizational simplification. Also included in net non-routine expense are charges related to the wind-down of our operations in Russia and Ukraine as discuss in Note 21 and charges related to mergers, acquisitions and divestitures.
(7)    Held for sale non-core European retail business represents the revenue and operating profit of a business that has been classified as held for sale for all of the periods presented, but which was removed in 2022 from the retail segment's information used by the CODM to make decisions, assess performance and allocate resources, and now is individually analyzed. This change and timing thereof aligns with the build-out of a data center that makes the entity capable of operating autonomously and is consistent with material provided in connection with our refinancing effort which are exclusive of this entity. The presentation in the periods ended September 30, 2022 and 2021 is consistent with management reporting. Total revenue generated by this business was $5.1 and $16.2 in the three and nine month periods ended September 30, 2022, compared to $4.6 and $18.1 for the three and nine month periods ended September 30, 2021. Operating loss generated by this business was $5.0 and $16.7 in the three and nine month periods ended September 30, 2022, compared to $2.8 and $10.3 for the three and nine month periods ended September 30, 2021.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2022
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table presents information regarding the Company’s segment net sales by service and product solution:

	Three months ended		Nine months ended
	September 30		September 30
	2022	2021	2022	2021
Segments
Banking
Services	$379.9	$414.6	$1,152.9	$1,255.9
Products	200.4	255.5	580.4	692.2
Total Banking	580.3	670.1	1,733.3	1,948.1

Retail
Services	130.4	147.1	405.6	466.1
Products	94.6	141.0	336.8	431.4
Total Retail	225.0	288.1	742.4	897.5

Held for sale non-core European retail business
Services	4.0	—	7.4	—
Products	1.1	—	8.8	—
Total revenue	$810.4	$958.2	$2,491.9	$2,845.6

Note 20: Cloud Implementation

At December 31, 2021, the Company had capitalized $50.7 of cloud implementation costs, which are presented in the Other assets caption of the condensed consolidated balance sheet. During the first quarter of 2022, the Company impaired $38.4 of capitalized cloud implementation costs related to a cloud-based North American enterprise resource planning (ERP) system, which was intended to replace the on premise ERP currently in use. In connection with the executive transition that took place in the first quarter of 2022 and the culmination of related process optimization workshops in March 2022, the Company made the decision to indefinitely suspend the cloud-based North America ERP implementation, which was going to require significant additional investment before it could function as well as our current North America ERP, and to instead focus the Company's ERP implementation efforts on the distribution subsidiaries, which can better leverage the standardization and simplification initiatives connected with the cloud-based implementation. As a result of the completed process optimization walkthroughs, the Company determined that the customizations already built for the North America ERP should not be leveraged at the distribution subsidiaries which require more streamlined and scalable process flows.

At September 30, 2022, the Company had a net book value of capitalized cloud implementation costs of $18.9, which relates to a combination of the distribution subsidiary ERP and corporate tools to support business operations.

Amortization of cloud implementation fees totaled $0.6 and $1.6 in the three and nine months ended September 30, 2022, respectively, and $0.3 and $0.5 in the three and nine months ended September 30, 2021, respectively. These fees are expensed over the term of the cloud computing arrangement, and the expense is required to be recognized in the same line item in the income statement as the associated hosting service expenses.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2022
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 21: War in Ukraine

The Company has a Russian distribution subsidiary that generated approximately $45.0 in revenue and $5.0 in operating profit in 2021. Due to the economic sanctions levied on and developing economic conditions in Russia, the Company is making progress towards liquidating the distribution subsidiary.

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

The war in Ukraine has had implication on logistic routes, which is one of several macroeconomic conditions that is negatively impacting our supply chain. We are not particularly reliant on specific suppliers based in the affected areas, but circumvention has impacted lead times of inbound product. Management has identified elevated cybersecurity risk related to the matter, and has implemented mitigation strategies. The net cost of these risks in addition to the aforementioned liquidation, management of economic sanctions, humanitarian efforts and other related expenditures offset with certain recoveries was not material during the three and nine month periods ended September 30, 2022.

Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2022
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

Organizational Simplification Initiative - Reportable Segment Update

In the second quarter of 2022, we reorganized our reportable segments in connection with a new and simplified operating model. We believe the new segmentation aligns with our focus on standard and centralized global product and service offerings that support our customer base, which is largely comprised of global financial institutions and retailers. Our new reporting units, determined in accordance with ASC 350, "Intangibles - goodwill and other", are the same as the operating and reportable segments, which are global Banking and global Retail.

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

We determined that the fair value of Eurasia Banking had a cushion of approximately 10 percent when compared to with carrying amounts prior to the change. The other legacy reporting units had significant excess fair value or cushion when compared to their carrying amount. Under the new reporting unit structure, Banking had a cushion of approximately 130 percent and Retail had a cushion of approximately 110 percent.

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

Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2022
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
Pandemic-related impacts
The Company continues to focus on the stability of its operations, suppliers and supply chain to help manage any potential difficulties stemming from the COVID-19 pandemic. The Company’s financial performance continues to be impacted by longer lead times – both inbound and outbound – as well as non-billable inflationary pressures associated with pandemic-related headwinds. While it will take time, we look forward to moving past the global macroeconomic challenges we have faced over the past two years by utilizing various mitigation strategies (e.g., supply chain optimization and price increases) to deliver for our customers and shareholders. We believe the Company is well-positioned to capitalize on the strong demand for our products and solutions as customers continue to desire our market-leading devices, services and software, as the market increasingly moves toward a self-service automation focus driven by the evolving behavior of consumers.

Given the measure of uncertainty surrounding the COVID-19 pandemic, the impacts it may have on our business and continued, related effects on our operations; we cannot reasonably estimate the ultimate impact to our business, results of operations, cash flows and financial position that the COVID-19 pandemic may have, but such impact could be material.

SERVICES AND PRODUCT SOLUTIONS

The Company offers a broad portfolio of solutions designed to automate, digitize and transform the way people bank and shop. As a result, the Company’s operating structure is focused on its two customer segments — Banking and Retail. Leveraging a broad portfolio of solutions, the Company offers customers the flexibility to purchase the combination of services and products embedded with software that drive the most value to their businesses.

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

In 2020, the Company launched the AllConnect Data Engine (ACDE), which enables a more data-driven and predictive approach to services. As of September 30, 2022, more than 158,000 devices were connected to ACDE. As the number of connected devices continues to increase, the Company expects to benefit from more efficient and cost-effective operations.

Banking Products

The banking portfolio of products consists of cash recyclers and dispensers, intelligent deposit terminals, teller automation, and kiosk technologies. As financial institutions seek to expand the self-service transaction set and reduce operating costs by shrinking their physical branch footprint, the Company offers the DN Series™ family of self-service solutions.

Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2022
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

Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2022
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
•demand for security products and services for the financial, retail and commercial sectors; and
•demand for innovative technology in connection with the Company's strategy.

Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2022
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

Net Sales

The following tables represent information regarding the Company's net sales:

	Three months ended				Percent of Total Net Sales for the Three months ended
	September 30				September 30
	2022	2021	% Change	% Change in CC (1)	2022	2021
Segments
Banking
Services	$379.9	$414.6	(8.4)	(3.2)	46.9	43.3
Products	200.4	255.5	(21.6)	(15.4)	24.7	26.7
Total Banking	580.3	670.1	(13.4)	(7.8)	71.6	70.0

Retail
Services	134.4	147.1	(8.6)	4.7	16.6	15.3
Products	95.7	141.0	(32.1)	(23.0)	11.8	14.7
Total Retail	230.1	288.1	(20.1)	(8.9)	28.4	30.0

Total Net Sales	$810.4	$958.2	(15.4)	(8.1)	100.0	100.0
(1) The Company calculates constant currency by translating the prior-year period results at the current year exchange rate.

Three months ended September 30, 2022 compared with the three months ended September 30, 2021

Net sales decreased $147.8, or 15.4 percent, including a net unfavorable currency impact of $76.3 primarily related to the euro. After excluding the unfavorable currency impact and $31.9 of net sales generated during the three months ended September 30, 2021 from divested businesses, net sales decreased by $39.6.

Segments

•Banking net sales decreased $89.8, including a net unfavorable currency impact of $40.8, related primarily to the euro. After excluding the unfavorable currency impact and $16.2 of net sales generated by divested businesses, net sales decreased $32.8, which was driven by unplanned reductions in installation activity, including delays resulting from global supply chain disruptions and the Company's initiative to reduce low margin service contracts.

•Retail net sales decreased $58.0, including a net unfavorable currency impact of $35.5 primarily related to the euro. After excluding the unfavorable currency impact and $15.7 of sales generated by divested businesses, net sales decreased $6.8 primarily from reduced POS and SCO installation volume and related services in Europe. The reduced volume is primarily attributable to supply chain disruptions.

Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2022
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

	Nine months ended				Percent of Total Net Sales for the Nine months ended
	September 30				September 30
	2022	2021	% Change	% Change in CC (1)	2022	2021
Segments
Banking
Services	$1,152.9	$1,255.9	(8.2)	(4.5)	46.3	44.1
Products	580.4	692.2	(16.2)	(11.1)	23.2	24.4
Total Banking	1,733.3	1,948.1	(11.0)	(6.8)	69.5	68.5

Retail
Services	413.0	466.1	(11.4)	(2.2)	16.6	16.4
Products	345.6	431.4	(19.9)	(12.2)	13.9	15.1
Total Retail	758.6	897.5	(15.5)	(7.0)	30.5	31.5

Total net sales	$2,491.9	$2,845.6	(12.4)	(6.9)	100.0	100.0
(1) The Company calculates constant currency by translating the prior-year period results at the current year exchange rate.

Nine months ended September 30, 2022 compared with nine months ended September 30, 2021

Net sales decreased $353.6, or 12.4 percent, including a net unfavorable currency impact of $169.4 primarily related to the euro. After excluding the unfavorable currency impact and $91.9 of net sales generated during the nine months ended September 30, 2022 from divested businesses, net sales decreased by $92.3.

Segments

•Banking net sales decreased $214.8, including a net unfavorable currency impact of $87.8, related primarily to the euro, and the impact of divestitures of $45.9. Excluding the impact of currency and divestitures, net sales decreased $81.1 driven by unplanned reductions in installation activity, including delays resulting from global supply chain disruptions and the Company's initiative to reduce low margin service contracts.

•Retail net sales decreased $138.8, including a net unfavorable currency impact of $81.8 primarily related to the euro, and the impact of divestitures of $46.0. Excluding the impact of currency and divestitures, net sales decreased $11.0 primarily from reduced POS and SCO installation volume and related services in Europe. The reduced volume in both the three and nine month periods ended September 30, 2022 is largely attributable to supply chain disruptions, with the non-recurrence of prior-year rollouts in response to the pandemic also contributing to the decrease on a year-to-date basis.

Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2022
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

Gross Profit

The following table represents information regarding the Company's gross profit:

	Three months ended			Nine months ended
	September 30			September 30
	2022	2021	% Change	2022	2021	% Change
Gross profit - services	$157.6	$179.2	(12.1)	$459.9	$540.0	(14.8)
Gross profit - products	36.2	80.9	(55.3)	80.0	245.2	(67.4)
Total gross profit	$193.8	$260.1	(25.5)	$539.9	$785.2	(31.2)

Gross margin - services	30.6%	31.9%		29.4%	31.4%
Gross margin - products	12.2%	20.4%		8.6%	21.8%

Total gross margin	23.9%	27.1%		21.7%	27.6%

Services gross margin decreased 130 and 200 basis points in the three and nine months ended September 30, 2022, respectively, as a result of inflationary internal labor costs, higher third-party labor costs, reduced high-margin installation activity and lower fixed cost absorption due to the sales decline. Additionally, certain low-margin contracts were entered into within growing Eurasia markets in the interest of growing the Company's geographical footprint.

Product gross margin decreased 820 basis points and 1,320 basis points in the three and nine months ended September 30, 2022, respectively. Excluding restructuring, transformation and other non-routine items, as well as the second quarter 2022 write-off of $34.4 of legacy product inventory that is no longer being marketed or produced as a result of a product portfolio optimization, product gross margin decreased 690 and 850 basis points in the three and nine months ended September 30, 2022, respectively. The decline in product gross margins is the result of material price inflation, higher inbound and outbound logistics costs and manufacturing inefficiencies resulting from supply chain disruption.

Operating Expenses

The following table represents information regarding the Company's operating expenses:

	Three months ended			Nine months ended
	September 30			September 30
	2022	2021	% Change	2022	2021	% Change
Selling and administrative expense	$163.1	$195.5	(16.6)	$557.9	$603.7	(7.6)
Research, development and engineering expense	26.7	25.6	4.3	92.1	95.3	(3.4)
(Gain) loss on sale of assets, net	(5.6)	—	N/M	(5.4)	(1.9)	(184.2)
Impairment of assets	4.1	0.3	N/M	64.7	0.3	N/M
Total operating expenses	$188.3	$221.4	(15.0)	$709.3	$697.4	1.7
Percent of net sales	23.2%	23.1%		28.5%	24.5%

Selling and administrative expense decreased $32.4 in the three months ended September 30, 2022 and decreased $45.8 in the nine months ended September 30, 2022, respectively, compared to the corresponding periods in 2021. Included in selling and administrative expense for the nine month period ended September 30, 2022 are $39.8 of severance charges for exiting employees resulting from the organizational simplification. Excluding the severance charge, selling and administrative expense has decreased from each of the three and nine month periods ended September 30, 2021 primarily as a result of decreased incentive compensation in connection with the decline in revenues, profitability and cash flows. Also contributing to the decrease are reductions in base payroll expenses and indirect spending resulting from the organizational simplification and related cost savings program. Depreciation and amortization have also decreased, resulting from consecutive years of reduced capital spending.

Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2022
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
During the third quarter of 2022, the Company sold IP addresses with no remaining net book value and received proceeds of $3.5. Also during the third quarter of 2022, the Company sold a European facility with a net book value of $0.5 for $2.0, which will be received during the fourth quarter of 2022.

As discussed in Note 20 of the condensed consolidated financial statements, and in the first quarter of 2022, the Company recorded a $38.4 impairment of capitalized cloud-based North America ERP costs.

Also during the first quarter of 2022 and as a result of the Russian incursion into Ukraine and the related economic sanctions, the Company impaired $16.8 of assets connected with the Company's operations in Russia, Ukraine and Belarus.

In connection with the streamlining of the Company's product portfolio, $3.6 of capitalized software projects was impaired during the third quarter of 2022 in connection with internally-developed software which will no longer be sold or marketed.

Operating Profit (Loss)

The following table represents information regarding the Company's operating profit (loss):

	Three months ended			Nine months ended
	September 30			September 30
	2022	2021	% Change	2022	2021	% Change
Operating profit (loss)	$5.5	$38.7	(85.8)	$(169.4)	$87.8	N/M
Operating margin	0.7%	4.0%		(6.8)%	3.1%

Operating profit decreased by $33.2 in the three months ended September 30, 2022 and decreased $257.2 in the nine months ended September 30, 2022, compared to the prior-year periods. The decrease in operating profit is the result of the decrease in gross profit and impairment charges discussed above, partially offset by the reduction in selling, general and administrative charges.

Other Income (Expense)

The following table represents information regarding the Company's other income (expense), net:

	Three months ended			Nine months ended
	September 30			September 30
	2022	2021	% Change	2022	2021	% Change
Interest income	$3.6	$1.0	N/M	$5.9	$5.0	18.0
Interest expense	(50.7)	(51.3)	(1.2)	(148.4)	(149.7)	(0.9)
Foreign exchange gain (loss), net	5.3	4.4	20.5	2.9	0.9	222.2
Miscellaneous, net	(9.7)	4.6	N/M	(2.5)	6.6	N/M
Other income (expense), net	$(51.5)	$(41.3)	24.7	$(142.1)	$(137.2)	3.6

Interest income and expense remained materially consistent for the three and nine month periods ended September 30, 2022 and 2021 as there were no substantial changes to the Company's debt agreements prior to the signing of the Transaction Support Agreement on October 20, 2022.

Foreign exchange gain (loss), net, includes realized gains and losses, primarily related to euro real foreign currency exposure, which was favorable during all periods presented.

Miscellaneous, net for the three and nine months ended September 30, 2022 is unfavorable to the three and nine month periods ended September 30, 2021 due to the $14.3 pension settlement loss recorded in the third quarter of 2022 and further discussed in Note 13. Excluding the pension settlement loss, Miscellaneous, net is in a gain position for the three and nine months ended September 30, 2022 and 2021, primarily due to the recognition of non-service pension plan actuarial benefits, the most significant of which is in Germany.

Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2022
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
Net Loss

The following table represents information regarding the Company's net loss:

	Three months ended			Nine months ended
	September 30			September 30
	2022	2021	% Change	2022	2021	% Change
Net loss	$(50.5)	$(2.0)	N/M	$(433.5)	$(40.4)	N/M
Percent of net sales	(6.2)%	(0.2)%		(17.4)%	(1.4)%
Effective tax rate	(8.5)%	35.5%		(38.2)%	21.6%

Changes in net loss are a result of the fluctuations outlined in the previous sections. The change in net loss is also impacted by an increase in income tax expense for the three and nine months ended September 30, 2022, most notably resulting from a $127.4 valuation allowance recorded in the second quarter of 2022, related to the deferred tax assets of all entities in a net deferred tax asset position in connection with management's going concern assessment discussed in Note 9.

Segment Operating Profit Summary

The following tables represent information regarding the segment operating profit metrics, which exclude the impact of restructuring, non-routine charges, and held for sale non-core European retail business. Refer to Note 19 for further details regarding the determination of reportable segments and the reconciliation between segment operating profit and consolidated operating profit.

	Three months ended			Nine months ended
	September 30			September 30
Banking:	2022	2021	% Change	2022	2021	% Change
Net sales	$580.3	$670.1	(13.4)	$1,733.3	$1,948.1	(11.0)
Segment operating profit	$83.1	$109.6	(24.2)	$209.4	$320.3	(34.6)
Segment operating profit margin	14.3%	16.4%		12.1%	16.4%

Banking segment operating profit decreased $26.5 in the three months ended September 30, 2022 and decreased $110.9 in the nine months ended September 30, 2022, as compared to the prior-year periods due to the gross profit decline which is the result of the sales decline, raw material price inflation and higher inbound and outbound logistics costs. Operating expenses decreased in comparison to the prior-year periods, which is the result of cost reductions connected to the organizational simplification, lower incentive compensation expense and foreign currency translation.

	Three months ended			Nine months ended
	September 30			September 30
Retail:	2022	2021	% Change	2022	2021	% Change
Net sales	$225.0	$288.1	(21.9)	$742.4	$897.5	(17.3)
Segment operating profit	$31.1	$43.6	(28.7)	$90.0	$124.9	(27.9)
Segment operating profit margin	13.8%	15.1%		12.1%	13.9%

Retail segment operating profit decreased $12.5 in the three months ended September 30, 2022 and decreased $34.9 in the nine months ended September 30, 2022, as compared to the prior-year periods, largely as a result of decreased net sales. Gross margin percentage decreased albeit largely due to lower fixed cost absorption due to the revenue decline. Operating expenses decreased in comparison to the prior-year periods for the same reasons as discussed in the Banking section above.

Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2022
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

	Three months ended			Nine months ended
	September 30			September 30
Corporate:	2022	2021	% Change	2022	2021	% Change
Charges not allocated to segments	$54.2	$71.9	(24.6)	$188.0	$221.9	(15.3)

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

Liquidity and Capital Resources

The Company's total cash and cash availability as of September 30, 2022 and December 31, 2021 was as follows:

	September 30, 2022	December 31, 2021
Cash, cash equivalents and restricted cash	$128.4	$388.9
Less: Restricted cash	(0.5)	—
Additional cash availability from:
Cash included in assets held for sale	1.0	3.1
Uncommitted lines of credit	43.7	27.5
Revolving Facility	0.1	284.0
Short-term investments	14.6	34.3
Total cash and cash availability	$187.3	$737.8

Capital resources are obtained from income retained in the business, borrowings under the Company’s senior notes, committed and uncommitted credit facilities and operating and capital leasing arrangements. The Company had $0.5 and $0.0 of restricted cash at September 30, 2022 and December 31, 2021, respectively. The balance in restricted cash relates to the Company's liability to a transaction-processing customer for transactions where we have received funds from transacting parties and must pass those funds to the end customer.

As of September 30, 2022, the Company had a revolving facility provided by the Company's credit agreement (the Credit Agreement) of up to $330.0 (the Revolving Facility) which is due on July 20, 2023. The weighted-average interest rate on outstanding Revolving Facility borrowings as of September 30, 2022 and December 31, 2021 were 7.31 percent and 4.75 percent, respectively which are variable based on the London Interbank Offered Rate (LIBOR). There was $0.1 available under the Revolving Facility as of September 30, 2022, after excluding $29.0 in outstanding letters of credit.

On October 20, 2022, the Company announced it entered into a Transaction Support Agreement (TSA) with the holders of a majority of our term loans and each series of our outstanding secured and unsecured notes. The transactions contemplated by the TSA are subject to customary closing conditions and achieving certain participation thresholds as set forth therein. Upon consummation of the transactions contemplated by the TSA, we will have extended our near-term debt maturities and obtained additional liquidity. It is our expectation that the transactions contemplated by the TSA will be consummated prior to December 31, 2022. Refer to Note 9 for additional information.

Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2022
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
The following table summarizes the results of the Company's condensed consolidated statement of cash flows for the nine months ended September 30, 2022 and 2021:

	Nine months ended
Summary of cash flows:	September 30, 2022	September 30, 2021
Net cash used by operating activities	$(482.8)	$(291.6)
Net cash provided (used) by investing activities	(0.8)	(4.6)
Net cash provided by financing activities	233.5	189.8
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12.5)	(4.3)
Change in cash, cash equivalents and restricted cash	$(262.6)	$(110.7)

Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments impact reported cash flows. Net cash used by operating activities was $482.8 for the nine months ended September 30, 2022, a change of $191.2 from cash use of $291.6 for the nine months ended September 30, 2021.

•Cash flows from operating activities during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 were unfavorably impacted by a $393.1 increase in net loss and higher spending on inventory due to longer lead times in the supply chain. Refer to "Results of Operations" discussed above for further discussion of the Company's net loss.

•The net aggregate of inventories and accounts payable was a decrease in operating cash flow of $205.4 during the nine months ended September 30, 2022, compared to a decrease in operating cash flow of $54.7 during the nine months ended September 30, 2021. The $150.7 increase in cash usage is primarily a result of an increase in inventory, despite a $34.4 reserve being recorded in the second quarter, due to longer lead times resulting from supply chain delays as well as unexpected revenue delays, partially offset by strong oversight of days payables outstanding, which sometimes exceeds contractual terms.

•The net aggregate of trade receivables and deferred revenue was an increase in operating cash flow of $12.0 during the nine months ended September 30, 2022, compared to an decrease in operating cash flow of $138.1 in the nine months ended September 30, 2021. The $150.1 net change is primarily the result of a decrease in trade receivables directly attributable to the year-over-year sales decline, combined with our efforts to collect prepayments from customers due to the inflationary cost environment.

•Non-cash adjustments to net income increased during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. In 2022, the Company recorded $64.7 in non-cash impairment charges, a $127.4 decrease to deferred tax assets by means of a valuation allowance and a $14.3 pension settlement charge. Depreciation and amortization expense decreased from $55.2 to $42.3 as a result of consecutive years of reduced capital expenditures.

Investing Activities

Cash flows from investing activities during the nine months ended September 30, 2022 includes $13.8 and $24.0 for capital expenditures and software development, respectively, compared to $11.1 and $21.6, respectively, for the same periods in 2021. The increase of capitalized software development is the result of certain development projects reaching technological feasibility and therefore being capitalizable.

During the nine months ended September 30, 2022, the Company received $10.5 of cash proceeds from the divestiture of its German reverse vending business compared to $5.8 of proceeds from divestitures in the nine months ended September 30, 2021.

During the nine months ended September 30, 2022, the Company received $3.5 of cash proceeds from the sale of IT assets compared to $1.7 of proceeds from asset sales in the nine months ended September 30, 2021.

Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2022
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

During the nine months ended September 30, 2022, net maturities from investing activity was $23.0, compared to $20.6 for the nine months ended ended September 30, 2021.

Financing Activities

Net cash provided by financing activities was $233.5 for the nine months ended September 30, 2022 compared to a $189.8 source of cash for the same period in 2021. The change was primarily a result of net borrowings on the revolving credit facility of $240.0 during the nine months ended September 30, 2022, compared to net borrowings of $187.9 during the nine months ended September 30, 2021.

The Company paid cash for interest related to its debt of $150.4 and $147.7 for the nine months ended September 30, 2022 and September 30, 2021, respectively.

The ratio of net debt to trailing 12 months adjusted EBITDA, as defined by the Credit Agreement, was greater than the maximum allowable ratio of 6.50. The Company has obtained waivers with respect to such covenant, which waives any failure of the Company to be in compliance with such financial covenants up until December 31, 2022.

Refer to Note 9 of the condensed consolidated financial statements for additional information regarding the Company's current debt as well as its progress related to refinancing, which include the Transaction Support Agreement which will extended our near-term debt maturities and provide additional liquidity.

Contractual and Other Obligations The Company enters into certain purchase commitments due within one year for materials through contract manufacturing agreements for a total negotiated price. At September 30, 2022, the Company had minimal purchase commitments due within one year for materials through contract manufacturing agreements at negotiated prices.

Except for the items noted above, inclusive of near-term debt maturities, all contractual and other cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at September 30, 2022 compared to December 31, 2021.

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

Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2022
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

	Summarized Balance Sheets
	September 30, 2022	December 31, 2021
Total current assets	$458.8	$511.8
Total non-current assets	$1,916.7	$2,032.2

Total current liabilities	$1,672.3	$1,476.0
Total non-current liabilities	$1,924.5	$1,970.9

	Summarized Statements of Operations
	Nine months ended	Year ended
	September 30, 2022	December 31, 2021
Net sales	$770.6	$1,038.3
Cost of sales	572.0	767.3
Selling and administrative expense	256.4	366.9
Research, development and engineering expense	27.3	35.8
Impairment of assets	40.7	—
Gain on sale of assets, net	(3.5)	(0.3)
Interest income	(1.3)	1.0
Interest expense	(114.6)	(139.7)
Foreign exchange gain (loss), net	19.6	8.3
Miscellaneous, net	16.9	100.1
Loss from continuing operations before taxes	$(201.7)	$(161.7)

Net (loss) income	$(433.5)	$(78.8)
Net (loss) income attributable to Diebold Nixdorf, Incorporated	$(432.1)	$(78.8)

As of September 30, 2022 and December 31, 2021, the Parent Company and the guarantor subsidiaries on a combined basis had the following balances with non-guarantor subsidiaries:

	Summarized Balance Sheets
	September 30, 2022	December 31, 2021
Total current assets	$141.9	$218.4
Total non-current assets	$536.1	$622.9

Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2022
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

Forward-Looking Statement Disclosure

This Quarterly Report on Form 10-Q and the exhibits hereto may contain statements that are not historical information and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. These forward-looking statements include, but are not limited to, projections, statements regarding the company's expected future performance (including expected results of operations and financial guidance), future financial condition, potential impact of the ongoing coronavirus (COVID-19) pandemic, anticipated operating results, strategy plans, future liquidity and financial position.

Statements can generally be identified as forward looking because they include words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “estimates,” “potential,” “target,” “predict,” “project,” “seek,” and variations thereof or “could,” “should” or words of similar meaning. Statements that describe the company's future plans, objectives or goals are also forward-looking statements, which reflect the current views of the company with respect to future events and are subject to assumptions, risks and uncertainties that could cause actual results to differ materially. Although the company believes that these forward-looking statements are based upon reasonable assumptions regarding, among other things, the economy, its knowledge of its business, and key performance indicators that impact the company, these forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed in or implied by the forward-looking statements.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

The factors that may affect the company's results include, among others:
•our ability to successfully complete the transactions contemplated by the TSA, including the ability to negotiate and execute definitive documentation, the receipt of required consents to any or all of such transactions, satisfaction of any conditions in any such documentation and the availability of alternative transactions;
•the overall impact of the global supply chain complexities on the company and its business, including delays in sourcing key components as well as longer transport times, especially for container ships and U.S. trucking, given the company’s reliance on suppliers, subcontractors and availability of raw materials and other components;
•our ability to successfully convert our backlog into sales, including our ability to overcome supply chain and liquidity challenges;
•the ultimate impact of the ongoing COVID-19 pandemic and other public health emergencies, including further adverse effects to the company’s supply chain, maintenance of increased order backlog, and the effects of any COVID-19 related cancellations;
•the company's ability to successfully meet its cost-reduction goals and continue to achieve benefits from its cost-reduction initiatives and other strategic initiatives, such as the current $150m+ cost savings plan;

Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2022
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
•the success of the company’s new products, including its DN Series line and EASY family of retail checkout solutions, and EV charging service business;
•the impact of a cybersecurity breach or operational failure on the company's business;
•the company's ability to generate sufficient cash to service its debt or to comply with the covenants contained in the agreements governing its debt and to successfully refinance its debt;
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
•the ultimate outcome of the appraisal proceedings initiated in connection with the implementation of the Domination and Profit Loss Transfer Agreement with the former Diebold Nixdorf AG (which was dismissed in the company’s favor at the lower court level in May 2022) and the merger/squeeze-out;
•the impact of market and economic conditions, including the bankruptcies, restructuring or consolidations of financial institutions, which could reduce the company’s customer base and/or adversely affect its customers' ability to make capital expenditures, as well as adversely impact the availability and cost of credit;
•the impact of competitive pressures, including pricing pressures and technological developments;
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
•and other factors included in the company’s filings with the SEC, including its Annual Report on Form 10-K for the year ended December 31, 2021, its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, and in other documents the company files with the SEC.

Except to the extent required by applicable law or regulation, the company undertakes no obligation to update these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2022
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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company's management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that such disclosure controls and procedures were effective as of September 30, 2022.

Change in Internal Controls

During the quarter ended September 30, 2022, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2022
(in millions, except share and per share amounts)
Part II – Other Information

Item 1: Legal Proceedings

At September 30, 2022, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims.

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

Item 1A: Risk Factors
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022. There has been no material change to this information since June 30, 2022, except as provided below.

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

Upcoming debt maturities could create significant financial and operational challenges for the Company. A significant portion of the Company’s indebtedness matures in 2023. The Company’s ability to refinance its indebtedness ahead of upcoming maturities on commercially reasonable terms or at all depends on numerous factors, including the general condition of global financial markets and the Company’s recent operating performance, which are each subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond the Company’s control. While we have entered into a transaction support agreement (the “Transaction Support Agreement”), dated October 20, 2022, with certain of the holders of our term loans and secured and unsecured holder that will extend our near-term debt maturities and provide us with additional liquidity, the transactions contemplated by the Transaction Support Agreement remain subject to the satisfaction or waiver of certain closing conditions. Accordingly, there can be no assurance that we will be able to consummate the transactions contemplated by the Transaction Support Agreement, within the expected timeframe or at all.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2022
(in millions, except share and per share amounts)
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

In addition, the restrictive covenants in the Credit Agreement require the Company to maintain specified financial ratios and satisfy other financial conditions. Although the Company entered into an amendment to the Credit Agreement in March 2022 to, among other things, revise certain of its financial covenants and obtained a waiver of a financial covenant as of September 30, 2022, the Company’s ability to meet the financial ratios and tests can be affected by events beyond its control, and it may be unable to meet them. If the Company is unable to meet its financial covenants the Company would be required to seek an amendment or waiver from its lenders. There can be no assurance that the Company’s lenders would consent to any such amendment or waiver on commercially reasonable terms or at all.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2022
(in millions, except share and per share amounts)

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Information concerning the Company’s share repurchases made during the third quarter ended September 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
July	1,378	$2.97	—	2,426,177
August	10,811	$5.35	—	2,426,177
September	—	$—	—	2,426,177
Total	12,189	$5.08	—
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

Not applicable.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2022
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

10.2
Transaction Support Agreement, dated as of October 20, 2022, among Diebold Nixdorf, Incorporated, certain of its subsidiaries and the Initial Consenting Holders identified therein – incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on October 20, 2022 (Commission File No. 1-4879)

10.3
Limited Waiver, dated as of October 31, 2022, among Diebold Nixdorf, Incorporated, JPMorgan Chase Bank, N.A., a national banking association, as administrative agent, the other Subsidiary Borrowers party thereto and the Lenders party thereto – incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K on November 7, 2022 (Commission File No. 1-4879)

10.4	Termination Agreement dated February 25, 2021, by and between Diebold Nixdorf, Incorporated and Dr. Ulrich Näher

10.5	Offer Letter - Joe Myers

10.6	Form of Restricted Stock Unit Agreement - Joe Myers (2017 Plan)

22.1	List of Subsidiary Guarantors

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD NIXDORF, INCORPORATED

Date:	November 09, 2022		/s/ Jeffrey Rutherford
		By:	Jeffrey Rutherford
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)