Form 10-K
period 2022-12-31
DIEBOLD NIXDORF, Inc
filed 2023-03-16
CIK 28823

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes  ☒  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☒
Indicate by check mark if the registrant is a well-known issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated Filer	☐	Accelerated Filer	☒	Non-accelerated Filer	☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
Approximate aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2022, based upon the closing price on the New York Stock Exchange on June 30, 2022 was $179,428,945.
Number of common shares outstanding as of March 13, 2023 was 79,610,478.
DOCUMENTS INCORPORATED BY REFERENCE
Listed hereunder are the documents, portions of which are incorporated by reference, and the parts of this Form 10-K into which such portions are incorporated:
Diebold Nixdorf, Incorporated Proxy Statement for 2023 Annual Meeting of Shareholders to be held on or about April 28, 2023, portions of which are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1: BUSINESS
(dollars in millions)

GENERAL

Diebold Nixdorf, Incorporated (collectively with its subsidiaries, the Company) automates, digitizes and transforms the way people bank and shop. As a partner to the majority of the world's top 100 financial institutions and top 25 global retailers, the Company's integrated solutions connect digital and physical channels conveniently, securely and efficiently for millions of consumers each day. The Company has a presence in more than 100 countries with approximately 21,000 employees worldwide.

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

Operational priorities

The Company is establishing foundational priorities to support its business in 2023 and beyond, working toward one objective - to deliver on its operating model unit economic goals as one team and one company. The Company will focus on three simple priorities:

•Deliver its products to customers and maintain operational excellence;
•Stabilize and grow its recurring revenue, leveraging its core expertise; and
•Reinvigorate its culture - embracing the Company's heritage and taking pride in its accomplishments.

Primarily, the Company is committed to building and delivering its core solutions to our customers with a strong focus on unit conversion economics, upon which its business model is largely based. The Company believes this is the most simple and effective way to evaluate performance from an operational standpoint.

By focusing on delivery and revenue recognition of product units, the Company will be well-positioned to execute on its business model and move toward stability and growth, especially as it continues to see consistent demand for its Banking and Retail solutions in the market. Stabilizing its business around core expertise to drive growth is expected to expand the Company’s services and software revenue opportunities, creating longer-term value and revenue sources.

The Company is also focused on reinvigorating its culture. Our people make Diebold Nixdorf great, and we are taking a fresh perspective with several initiatives planned to accomplish this goal.

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

The Company's DN Vynamic software is the first end-to-end software portfolio in the banking marketplace designed to simplify and enhance the consumer experience. This platform is cloud-native, provides new capabilities and supports advanced transactions via open application program interface (API). In addition, the Company’s software suite simplifies operations by eliminating the traditional focus on internal silos and enabling inter-connected partnerships between financial institutions and payment providers. Through its open approach, DN Vynamic brings together legacy systems, enabling new levels of connectivity, integration, and interoperability. The Company’s software suite provides a shared analytic and transaction engine. The DN Vynamic platform can generate new insights to enhance operations; prioritizing consumer preferences rather than technology.

In 2020, the Company launched the AllConnectSM Data Engine (ACDE), which enables a more data-driven and predictive approach to services. As of December 31, 2022, more than 175,000 devices were connected to ACDE. As the number of connected devices increases, the Company expects to benefit from more efficient and cost-effective operations.

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
•physical footprint as much as 40% less vs. competing ATMs in certain models;
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

The DN Vynamic software suite for retailers provides a comprehensive, modular and open solution ranging from the in-store check-out to solutions across multiple channels that improve end-to-end store processes and facilitate continuous consumer engagements in support of a digital ecosystem. This includes click & collect, reserve & collect, in-store ordering and return-to-store processes across the retailers' physical and digital sales channels. Operational data from a number of sources, such as enterprise resource planning (ERP), POS, store systems and customer relationship management systems (CRM), may be integrated across all customer connection points to create seamless and differentiated consumer experiences.

In 2021, the Company announced it entered the electric vehicle (EV) charging station services business, a market with a customer profile potentially comparable to the existing retail business. Our global services capability, including our technicians, our skills in global spare parts logistics management, and multi-lingual help desks have initially resonated with market participants who own public charging stations.

Retail Products

The retail product portfolio includes self-checkout (SCO) products and ordering kiosks facilitate a seamless and efficient transaction experience. The BEETLE®/iSCAN EASY eXpress™, hybrid products, can alternate from attended operation to SCO with the press of a button. The K-two Kiosk automates routine tasks and in-store transactions, offers order-taking abilities, particularly at quick service restaurants (QSRs) and fast casual restaurants and presents functionality that furthers store automation and digitalization. The retail product portfolio also includes modular and integrated, “all-in-one” point of sale (POS) and self-service terminals that meet changing consumer shopping journeys, as well as retailers’ and store staff’s automation requirements. Supplementing the POS system is a broad range of peripherals, including printers, scales and mobile scanners, as well as the cash management portfolio, which offers a wide range of banknote and coin processing systems. Additionally, our retail software solutions are inclusive of a cloud native software platform which is hardware agnostic and multi-vendor capable.

COMPETITION

The Company competes with global, regional and local competitors to provide technology solutions for financial institutions and retailers. The Company differentiates its offerings by providing a wide range of dynamic solutions that leverage innovations in advanced security, biometric authentication, mobile connectivity, contactless transactions, cloud computing and Internet of Things (IOT). Based upon independent industry surveys from Retail Banking Research (RBR), the Company is a leading service provider and manufacturer of self-service solutions across the globe.

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

OPERATIONS

The Company’s operating results and the amount and timing of revenue are affected by numerous factors, including supply chain, production schedules, customer priorities, sales volume and mix. During the past several years, the Company has honed its offerings to become a total solutions provider. As a result of the emphasis on services and software, the nature of the Company's workforce is changing and requires new skill sets in areas such as:

•advanced security and compliance measures;
•advanced sensors;
•IOT;
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

HUMAN CAPITAL MANAGEMENT

We are a world leader in automating, digitizing, and transforming the way people bank and shop. However, we would not be in that position without our employees, one of our most valuable assets. Diebold Nixdorf is improving the employee experience by leveraging best practices and investing in the tools necessary to develop and reward talent across the Company.

Employee Profile

As of December 31, 2022, we employed approximately 21,000 associates globally in more than 100 countries.

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

Diversity and Inclusion

The Company is committed to establishing a culture of diversity and inclusion where everyone is accepted, valued, supported and encouraged to thrive. We value the different perspectives and solutions our communities bring to the Company, and we believe these perspectives have a positive impact on how we innovate and grow. Our expectation is that our diversity and inclusion program will guide improvements in our culture - specifically, recruiting, training, policies and reporting, leader expectations, and benefits. In 2022, we continued to promote employee resource groups, including Women in the Workplace, DN Pride and Multi-Cultural. We are continuing to enhance our diversity and inclusion initiatives, in conjunction with our CARE Council, to recruit, retain and promote a diverse workforce. These efforts will not only promote innovation and growth but will also strengthen our relationships with customers spanning more than 100 countries with diverse cultural, gender, racial and other profiles.

Employee Engagement

We have invested in our internal communications resources to better engage our employees. We have an internal intranet, called The Exchange, to keep employees informed about key changes to our business, new product launches and progress on strategic initiatives.

Talent

To maintain a competitive workforce, the Company is evolving and enhancing how we train, identify and promote key talent. Additionally, the Company has continually improved and standardized our employee review process – encouraging regular performance reviews and feedback that will set clear expectations, motivate employees and reinforce the connection between pay and performance. In 2021, we expanded our global talent review program for talent development and succession planning to go deeper into our organization below senior leadership roles. Recently, retention bonuses were provided to retain certain employees within leadership positions.

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
•requiring employees to comply with quarantining requirements;
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

PRODUCT BACKLOG

The Company's product backlog was approximately $1,400 and $1,100 as of December 31, 2022 and 2021, respectively. The backlog generally includes orders estimated or projected to be shipped or installed within 18 months. Although the Company believes the orders included in the backlog are firm and are sometimes paid in advance, some orders may be canceled by customers without penalty, and the Company may elect to permit cancellation of orders without penalty where management believes it is in the Company's best interests to do so. Historically, the Company has not experienced significant cancellations within its product backlog. Additionally, over 50 percent of the Company's revenues are derived from its service business, for which backlog information is not measured. Therefore, the Company does not believe that its product backlog, as of any particular date, is necessarily indicative of revenues for any future period.

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

Strategic and Operational Risks.

The Company may not be able to generate sufficient cash from operations or have access to other sources of liquidity to sustain its operating needs or to meet its obligations as they become due over the next twelve-month period, raising substantial doubt as to the Company’s ability to continue as a going concern. The Company may not be able to generate sufficient cash from operations or have access to other sources of liquidity to sustain its operating needs or to meet its obligations as they become due over the next twelve-month period, raising substantial doubt as to the Company’s ability to continue as a going concern. As discussed below under “—Risks Related to Our Indebtedness,” the Company has substantial indebtedness and requires sufficient cash flows and capital resources to fund its debt service obligations and other liquidity needs. Although the Refinancing Transactions completed in December 2022 were intended to provide the Company with the necessary liquidity to meet, along with cash from operations, its near-term and long-term liquidity needs, the available borrowing capacity under the ABL Facility has been substantially limited due to a lower than expected borrowing base. In addition, slower-than-expected conversion of inventory into revenue has further suppressed liquidity. As a result, without modifications to the ABL Facility and access to additional capital, the Company currently projects that it will have insufficient liquidity to satisfy its obligations as they become due over the next twelve-month period. The Company has been in discussions with certain of its lenders regarding various liquidity solutions, including a short-term “first-in-last-out” facility to be provided under its ABL Facility, which a lender has provided a "highly confident letter" for, subject to customary conditions. The Company expects the first-in-last-out facility to provide $55.0 of additional liquidity and to close by March 20, 2023, however, there can be no assurance that such a facility will be entered into by such date or at all. In addition, the Company is in discussions with its lenders about other strategic initiatives and liquidity solutions for its business. There can be no assurance that the Company’s efforts to improve its operating performance and financial position will be successful, that it will be able to modify the terms of the ABL Facility on commercially reasonable terms or at all, or that it will be able to obtain additional financing on commercially reasonable terms or at all. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “—Risks Related to Our Indebtedness.”

Impacts of the COVID-19 pandemic continue to create uncertainty and could continue to have a material adverse impact on our business. The COVID-19 pandemic has adversely affected our operations and financial results and may continue to do so. Although, our business has demonstrated a certain degree of resiliency in the COVID-19 pandemic given our work as an essential service provider to banks and essential retailers. Nonetheless, the Company’s financial performance continues to be impacted by longer lead times – both inbound and outbound – as well as delayed-billable inflationary pressures associated with pandemic-related headwinds. These impacts and other known or unexpected risks or developments related to the pandemic could continue to have a material and adverse impact on our business, financial position and results of operations. If conditions worsen, resulting in additional or unexpected challenges, the impacts of the COVID-19 pandemic could materially and negatively impact one or more of the following aspects of our business: our global supply chain, including our ability to maintain adequate component supply; transportation and shipping; our manufacturing facilities; our service technicians in the field; our employees working remotely or in our offices; and the businesses of our customers. Additionally, future public health crises, such as the COVID-19 pandemic, could cause additional and material delays in installations, certifications or other time-sensitive aspects of our business. As we cannot predict the duration or scope of the COVID-19 pandemic or any future public health crises, the continuing negative impact to our financial position, results of operations and cash flows cannot be reasonably estimated, but could be material.

While the Company achieved significant savings from its DN Now initiatives that concluded in 2021, as well as from the incremental $150 million plus cost savings plan which commenced in 2022, these savings may not be sustainable, which may adversely affect its operating results and cash flow. The Company’s initiatives consisted of a number of work streams designed to improve operational efficiency and sustainably increase profits and cash flows. Although the Company has achieved a substantial amount of annual cost savings through 2022, it may be unable to sustain the annual cost savings from the work streams that it has previously implemented. and its results of operations and cash flows may be adversely affected.

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

Data Privacy and Cybersecurity Risks.

Cybersecurity incidents or vulnerabilities could disrupt the Company's internal operations or services provided to customers, which could adversely affect revenue, increase costs, and harm its reputation, customer relationships, and stock price. To reduce these risks, the Company has programs and measures in place designed to detect and help safeguard against cybersecurity attacks. Although we have implemented cybersecurity measures designed to detect and limit the risk of unauthorized access to our systems and acquisition of, loss, modification of, use, access to, or disclosure of our data, threat actors are using evolving, sophisticated, and ever-changing techniques to obtain unauthorized access to systems and data. The types and motivations of threat actors that may attempt to access our systems also are evolving and expanding, and include sophisticated nation-state sponsored and organized cyber-criminals, who are targeting the financial services industry. As a result, the risk of cyberattack is increasing. An attack, disruption, intrusion, denial of service, theft or other data or cybersecurity incident (such as phishing attack, virus, ransomware, or other malware installation), or an inadvertent act by an employee or contractor, could result in unauthorized access to, acquisition of, loss, disclosure, or modification of, our systems, products, and data (or our third-party service provider’s systems, products, and data), which may result in operational disruption, loss of business, claims (including by customers, financial institutions, cardholders, and consumers), costs and reputational harm that could negatively affect our operating results. The Company could incur significant expenses in investigating and addressing cybersecurity incidents, including the expenses of deploying additional personnel, enhancing or implementing additional protection measures, training employees or hiring consultants, and such incidents could divert the attention of our management and key personnel from our business operations. Further, remedial measures may later prove inadequate to prevent or reduce the impact of new or emerging threats. The Company may face regulatory investigations or litigation relating to cybersecurity incidents, which may be costly to defend and which, if successful, may require the Company to pay damages and fines, incur expenses to comply with consent orders or injunctions, and/or change its business practices. The Company also is subject to risks associated with cyberattacks involving our supply chain. We may also detect, or may receive notice from third parties (including governmental agencies and those in our supply chain) of potential vulnerabilities in our information technology systems, our products, or third-party products used in conjunction with our products. Even if these potential vulnerabilities do not affect our products, services, data, or systems, their existence or claimed existence could adversely affect customer confidence and our reputation in the marketplace, causing us to lose existing or potential customers. To the extent such vulnerabilities require remediation, such remedial measures could require significant resources, may not be implemented before such vulnerabilities are exploited, and may not prevent or reduce the risk. As the cybersecurity landscape evolves, we may also find it necessary to make significant further investments to protect data and infrastructure. We maintain cybersecurity insurance intended to cover some of these risks, but this insurance may not be sufficient to cover all of our losses from future cybersecurity incidents the Company may experience.

We have experienced cybersecurity incidents in the past, but none of these incidents, individually or in the aggregate, has had a material adverse effect on our business, reputation, operations or products. The Company has in place various information technology protections designed to detect and reduce cybersecurity incidents, although there can be no assurance that our protections will be successful. The Company also regularly evaluates its protections against cybersecurity incidents, including through self-assessments and third-party assessments, and takes steps to enhance those protections in response to specific threats and as part of the Company’s information security program. There can be no assurance, however, that the Company will be able to prevent, reduce the risk of, or remediate all future cybersecurity incidents or that the cost associated with responding to any such incident or impact of such incident will not be significant or material.

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

The Company’s actual or perceived failure to comply with increasing and increasingly stringent laws, regulations and contractual obligations relating to privacy, data protection and information security could harm its reputation, subject the Company to significant fines and liability or loss of business, and decrease demand for the Company’s services. The Company and its customers are subject to privacy, data protection, and information security laws and regulations (“Data Protection Laws”) in the United States and in jurisdictions around the globe that restrict the collection, use, disclosure, transfer and processing of personal data, including financial data. For example, the Company and its customers are subject, without limitation, to the European Union General Data Protection Regulation (“GDPR”), the U.K. General Data Protection Regulation, the California Consumer Privacy Act (“CCPA”), and the Brazilian Lei Geral de Proteção de Dados. Costs to comply with these Data Protection Laws are significant. Failure to comply with these laws could result in material legal exposure and business impact, including the loss of customers and decreased demand for our products and services. The GDPR, for example, imposes onerous accountability obligations on companies, with penalties for non-compliance of up to the greater of €20 and four percent of annual global revenue. The GDPR, and other Data Protection Laws, also grant corrective powers to supervisory authorities, including the ability to impose a limit on processing personal data or ability to order companies to cease operations.

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

Like other global companies, to conduct its operations, the Company transfers data across international borders. Transferring personal data across international borders is complex and subject to legal and regulatory requirements. In many cases, the laws and regulations governing such transfers apply not only to transfers between unrelated third parties but also to transfers between the Company and its subsidiaries. There is also active litigation and enforcement with respect to data transfers in a number of jurisdictions around the world, each of which could have an adverse impact on our ability to process and transfer personal data as part of our business operations. Some countries have also enacted or are enacting data localization laws that prohibit or significantly restrict the transfer of data out of the country. Developments related to cross-border transfers, including the Court of Justice July 2020 ruling in the “Schrems II” case as well as related guidance from the European Data Protection Board, have resulted in some changes to the way we provide our services in the European Union and conduct our business, and could expose us to potential sanctions and fines for non-compliance. If we cannot transfer data from some jurisdictions or implement valid mechanisms for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, injunctions against processing or transferring personal data from Europe or elsewhere, and require us to increase our personal data or other data processing capabilities in the Europe Union and/or elsewhere at significant expense.

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

Risks Related to Our Indebtedness.

The Company's current and future operations, particularly the Company's ability to respond to changes or pursue its business strategies, are restricted by the documentation governing its indebtedness. The agreements that govern the terms of the Company’s indebtedness, including the ABL Facility, the Superpriority Facility, the New Term Loans, the New 2025 Notes and the 2L Notes (each as defined under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Refinancing Transactions”) contain a number of restrictive covenants that impose significant operating and financial restrictions on the Company and may limit its ability to engage in acts that may be in its long-term best interest, including limitations or restrictions on its ability to:

•incur, assume or guarantee additional indebtedness;
•declare or pay dividends or make other distributions or repurchase or redeem capital stock;
•prepay, redeem or repurchase certain debt;
•issue certain preferred stock or similar equity securities;
•make loans, advances and other investments;
•sell or otherwise dispose of assets, including capital stock of subsidiaries;
•incur liens;
•enter into transactions with affiliates;
•alter the businesses the Company conducts;
•enter into agreements restricting the Company’s subsidiaries’ ability to pay dividends; and
•consolidate, merge or sell all or substantially all of the Company’s assets.

In addition, the restrictive covenants under the ABL Facility require the Company to comply with a financial maintenance covenant under certain circumstances, The Company’s ability to satisfy this financial maintenance covenant can be affected by events beyond its control, and therefore, there can be no assurance that the Company will be able to comply. If the Company is unable to meet such financial maintenance covenant, the Company would be required to seek an amendment or waiver from its lenders. There can be no assurance that the Company’s lenders would consent to any such amendment or waiver on commercially reasonable terms or at all. For a discussion of the Company’s indebtedness and the related agreements and instruments, see Item 6 – Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

A breach of the covenants or restrictions under the agreements that govern the Company's indebtedness could result in an event of default under the applicable indebtedness. Such a default may allow the applicable creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the ABL Facility would permit the lenders thereunder to terminate all commitments to extend further credit thereunder. Furthermore, if the Company is unable to repay the amounts due and payable under any of its indebtedness, those lenders or investors will be able to proceed against the collateral granted to them to secure that indebtedness. If the holders of any of the Company’s debt accelerate the repayment of its indebtedness, the Company may not have sufficient assets to repay that indebtedness. As a result of these restrictions, the Company may be:

•limited in how it conducts its business;
•unable to raise additional debt or equity financing to operate during general economic or business downturns; and
•unable to compete effectively or to take advantage of new business opportunities.

Accordingly, these restrictions may affect the Company's ability to operate in accordance with its strategy. In addition, the Company’s financial results, its substantial indebtedness and its credit ratings could adversely affect the availability and terms of its financing.

The Company will be required to raise equity capital to pay any outstanding principal amount of 8.50% Senior Notes due 2024 (the 2024 Senior Notes) in excess of $20 (such 2024 Senior Notes in excess of $20, the Excess Stub Notes) at maturity if there is insufficient participation in the Public Exchange Offer (as defined under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Public 2024 Exchange Offer"). Such equity financing may not be available on favorable or acceptable terms or at all, and failure to raise such equity capital as required will constitute an event of default under the Superpriority Facility, the New Term Loans and the New 2025 Notes. Substantial doubt will continue to exist regarding the Company's ability to continue as a going concern.

As of the date of this annual report on Form 10-K, $72.1 aggregate principal amount of 2024 Senior Notes are outstanding. Therefore, under the terms of the agreements governing the Superpriority Facility, the New Term Loans and the New 2025 Notes, if less than $52.1 aggregate principal amount of 2024 Senior Notes are not validly tendered and accepted in the Public Exchange Offer, the Company will be required to issue equity to repurchase, redeem, prepay or pay in full the Excess Stub Notes (and any other accrued and unpaid fees or expenses that remain unpaid at the time of repurchase, redemption, prepayment or payment in full) prior to their maturity date. The Company may be unable to obtain such equity capital on terms that are favorable or acceptable to the Company or at all. Failure to raise sufficient equity capital as required will constitute an event of default under the Superpriority Facility, the New Term Loans and the New 2025 Notes, which would permit the creditors thereunder to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. Even if no Excess Stub Notes exist after the completion of the Public 2024

Exchange Offer because $52.1 or more of the 2024 Senior Notes are validly tendered and accepted in the Exchange Offer, the Company may not have the liquidity to repay the remaining 2024 Senior Notes at maturity, which would also constitute an event of default under the Superpriority Facility, the New term Loans and the New 2025 Notes, as well as certain of the Company's other indebtedness, which would permit the creditors thereunder to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. Furthermore, if the obligors under such debt are unable to repay the amounts due and payable thereunder, those lenders and noteholders could proceed against the collateral granted them to secure that indebtedness. In the event the Company’s lenders or noteholders accelerate the repayment of its indebtedness, the Company and its subsidiaries may not have sufficient assets to repay that indebtedness.

Accordingly, if the Company fails to obtain the equity capital on favorable terms, it may be unable to meet its liquidity needs, which could have a material adverse effect on the Company’s competitive position, business prospects, financial condition, results of operations, cash flow and ability to continue as a going concern.

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

If the Company's cash flows and capital resources are insufficient to fund its debt service obligations, the Company could face substantial liquidity issues and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance its indebtedness. The Company’s liquidity needs fluctuate during the course of the year and, as a result, these liquidity issues may be more acute during certain times. The liquidity issues that the Company faces could force the Company to reduce or delay investments and capital expenditures or to strategically divest material assets or operations, extend payments to vendors, seek additional debt or equity capital or restructure or refinance its indebtedness. The Company has in the past and may in the future take such actions, and these actions could materially impact the Company’s business. The Company may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow the Company to meet its scheduled payment obligations. In addition, the terms of the Company's existing or future debt arrangements may restrict it from effecting any of these alternatives.

Upcoming debt maturities could create significant financial and operational challenges for the Company. Following the consummation of the Refinancing Transactions (as defined in “Management's Discussion and Analysis of Financial Condition and Results of Operation—Overview—Refinancing Transactions”), a significant portion of the Company’s indebtedness matures in 2025. In addition, the ABL Facility will mature on July 20, 2026, subject to a springing maturity to a date that is 91 days prior to the maturity date of any indebtedness for borrowed money, with certain exceptions, in an aggregate principal amount of more than $25 incurred by the Company or any of its subsidiaries. The Company’s ability to refinance its indebtedness ahead of upcoming maturities on commercially reasonable terms or at all depends on numerous factors, including the general condition of global financial markets and the Company’s recent operating performance and liquidity, which are each subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond the Company’s control. Any disruption to the capital markets or change in the financial condition of the Company, could make it more difficult and expensive to refinance on commercially reasonable terms or at all.

Despite current and anticipated indebtedness levels, the Company may still be able to incur substantially more debt. This could further exacerbate the risks described above. The Company may also incur additional long-term debt and working capital lines of credit to meet future financing needs, which would increase its total indebtedness. Although documents governing the Company’s indebtedness contain restrictions on the Company’s ability to incur additional debt, including secured debt, these restrictions are subject to a number of important exceptions and the Company is permitted to incur debt in compliance with these restrictions. If the Company and its subsidiaries incur significant additional debt, the related risks that the Company faces could intensify.

The Company’s variable-rate indebtedness exposes the Company to interest rate risk, which could cause its debt service obligations to increase significantly. Certain of the Company’s indebtedness, including borrowings under the ABL Facility and the Superpriority Facility, as well as the New Term Loans, is subject to variable rates of interest and expose the Company to interest rate risk. If interest rates increased, the Company’s debt service obligations on the variable-rate indebtedness would increase and the Company’s net income would decrease, even though the amount borrowed under the facilities remained the same. As of December 31, 2022, the Company had approximately $1,240.5 aggregate principal amount of outstanding variable-rate debt. An unfavorable movement in interest rates, primarily the Secured Overnight Financing Rate (SOFR), could result in higher interest expense and cash payments for the Company. Although the Company may enter into interest rate swaps, involving the exchange of floating for fixed-rate interest payments, to reduce interest rate volatility, the Company cannot provide assurance that it will enter into such arrangements or that they will successfully mitigate such interest rate volatility.

The Company’s debt levels and liquidity as well as challenges in the commercial and credit environment may materially adversely affect the Company’s ability to issue debt on acceptable terms and the Company’s future access to capital. The Company’s ability to issue debt or enter into other financing arrangements on acceptable terms or at all could be materially adversely affected by the Company’s debt levels and liquidity or if there is a material decline in the demand for its products or in the solvency of its customers or suppliers or other significantly unfavorable changes in economic conditions occur. In addition, volatility in the world financial markets could increase borrowing costs or affect the Company’s ability to access the capital markets, which could have a material adverse effect on its competitive position, business prospects, financial condition, results of operations and cash flows.

The Company may need additional financing in the future to meet the Company’s capital needs, and such financing may not be available on favorable or acceptable terms or at all. The Company may need to seek additional financing for general corporate purposes, including to meet liquidity needs. The Company may be unable to obtain any desired additional financing on terms that are favorable or acceptable to the Company or at all. Depending on market conditions, adequate funds may not be available to the Company on acceptable terms or at all and the Company may be unable to meet its liquidity needs, which could have a material adverse effect on its competitive position, business prospects, financial condition, results of operations and cash flows.

Unless we have access to additional capital, we currently project that we will not generate sufficient cash from operations or have access to other sources of liquidity to sustain our operating needs or to meet our obligations as they become due over the next twelve months. As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Refinancing Transactions”, on December 29, 2022, the Company completed the Refinancing Transactions (as defined under such section), which were a series of transactions with certain key financial stakeholders to refinance certain debt with near-term maturities and provide the Company with new capital. As planned, at the closing of the Refinancing Transactions, the Company drew down the entire available capacity of the ABL Facility and made payments to suppliers and vendors. As of December 31, 2022, therefore, the Company had no additional availability under the ABL Facility and $344 of cash, cash equivalents, restricted cash and short-term investments. As designed, the ABL Facility availability resets each month. Initially, the Company believed that the Refinancing Transactions, along with cash from operations, would be sufficient to meet the Company’s near-term and long-term liquidity needs for at least the next 12 months. Over the course of the first quarter of 2023, based on the Company’s revenue cycle and the composition of the borrowing base under the ABL Facility, the availability under the ABL Facility as of March 2023 has been substantially limited. In addition, slower-than-expected conversion of inventory into revenue has further suppressed liquidity. Accordingly, without modifications to the ABL Facility and access to additional capital, the Company currently projects that it will not generate sufficient cash from operations or have access to other sources of liquidity to sustain its operating needs or to meet its obligations as they become due over the twelve-month period subsequent to the filing of this annual report on Form 10-K.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 of the consolidated financial statements, the Company is required to raise equity capital to repay any amount exceeding $20 of the remaining principal balance of the 2024 Senior Notes. Failure to raise sufficient equity capital as required will constitute an event of default whereby under the Superpriority Facility, the New Term Loans and the 2025 Senior Notes (each as defined under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Refinancing Transactions”), which would permit the creditors thereunder to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies, which the Company would not have sufficient liquidity to repay. Because of this uncertainty, and because of the uncertainty regarding the Company’s ability to sustain its operating needs or to meet its obligations as they become due over the twelve-month period, the accompanying consolidated financial statements contain a “going concern” uncertainty paragraph. The inclusion of the “going concern” uncertainty paragraph would have constituted a default under the agreements governing the ABL Facility, the Superpriority Facility and the New Term Loans; however, the requisite lenders under each of these facilities have waived such default.

The Company is currently working to improve its operating performance and its cash, liquidity and financial position. In addition, the Company is in discussions with the lenders under the ABL Facility regarding modifications to the borrowing base under the ABL Facility to provide the Company with access to additional borrowings. The Company is also engaged in discussions with certain of its lenders regarding additional short-term liquidity, including potentially providing additional liquidity in the form of a "first-in-first-out" facility to be provided under the ABL Facility, which a lender has provided a "highly confident letter" for, subject to customary conditions. The Company expects the first-in-last-out facility to provide $55 of additional liquidity and to close by March 20, 2023, however, there can be no assurance that such a facility will be entered into by such date or at all. In addition, the Company is in discussions with its lenders about other strategic initiatives and liquidity solutions for its business. However, there can be no assurance that the Company’s efforts to improve its operating performance and financial position will be successful, that it will be able to modify the terms of the ABL Facility, or that it will be able to obtain additional financing on commercially reasonable terms or at all. As a result, the Company’s liquidity and ability to timely pay its obligations when due could be adversely affected. Accordingly, and because the success of the Public Exchange Offer and the ability to raise necessary equity capital is not fully within the Company’s control under the provisions of Accounting Standards Codification 205-40, substantial doubt will continue to exist regarding the Company’s ability to continue as a going concern.

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

As of December 31, 2022, the Company had $702.3 of goodwill. The techniques used in its qualitative and quantitative assessment and goodwill impairment tests incorporate a number of estimates and assumptions that are subject to change. Although the Company believes these estimates and assumptions are reasonable and reflect market conditions forecast at the assessment date, any changes to these assumptions and estimates due to market conditions or otherwise may lead to an outcome where impairment charges would be required in future periods.

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

Increased energy, raw material and labor costs could reduce the Company's operating results. Energy prices, particularly petroleum prices, and raw materials (e.g., steel) are cost drivers for the Company's business. In recent years, the price of petroleum has been highly volatile, particularly due to the unstable political conditions in the Middle East and increasing international demand from emerging markets. The current high inflation environment may have also led to increased energy and oil prices. During his campaign, President Biden stated his intent to reverse U.S. climate change policy and in one of his first actions after taking office, signed an executive order recommitting the United States to the Paris Agreement. New legislation and regulations designed to implement this shift in U.S. climate change strategy, such as President Biden’s proposed ban of new oil and gas production activities on public lands and properties, could cause fuel and electricity prices to increase. Price increases in fuel and electricity costs, such as those increases that may occur from climate change legislation or other environmental mandates, may continue to increase cost of operations and affect the Company’s ability to operate in specific markets. Any increase in the costs of energy would also increase the Company's transportation costs.

The primary raw materials in the Company's services, software and systems solutions are steel, plastics, and electronic parts and components. The majority of raw materials are purchased from various local, regional and global suppliers pursuant to supply contracts. These suppliers, particularly those of electric components serve many large customers across several industries. The price of these materials can fluctuate under the supply contracts in tandem with the pricing of raw materials, which are increasing due to inflationary pressures. Current price increases in steel and resin are being mitigated by long-term contracts and joint work with suppliers on general productivity improvement and supply chain optimization. Most supplier agreements include long-term productivity improvements that serve as the basis for absorbing the potential raw materials increases.

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

Risks Related to Our Multi-National Business Operations.

Because the Company's operations are conducted worldwide, they are affected by risks of doing business abroad. The Company generates a significant percentage of revenue from operations conducted outside the U.S. Revenue from international operations amounted to approximately 75.1 percent in 2022, 77.1 percent in 2021, and 75.0 percent in 2020 of total revenue during these respective years.

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

The U.S. government may renegotiate, or potentially terminate, existing bilateral or multi-lateral trade agreements and treaties with foreign countries, including countries such as China. The Company manufactures a substantial amount of its products in China and has joint ventures with Chinese entities. On March 2, 2023 the U.S. Department of Commerce updated the Export Administration Regulation (EAR) list to include a Chinese entity that is part of one of the Company's joint ventures. In the future, if the EAR list is updated and any joint ventures to which the Company is a partner becomes subject to the export regulations, the Company's ability to ship U.S.-origin goods ma adversely affect the Company's ability to manufacture products.

Additional tariffs may cause the Company to increase prices to its customers, which may reduce demand, or, if it is unable to increase prices, result in lowering its margin on products sold. Furthermore, the Company’s global operations, including in China and Russia, subject it to sanctions laws in the countries where it trades and to U.S. sanctions.

The Company's operations in Russia have been affected by sanctions by a number of governments on the Russian financial sector, including the United States, the European Union, and the United Kingdom. These sanctions may have the effect of disrupting the Company's collection of outstanding accounts receivable and ability to generate revenue in Russia. Based on the projected effect of these sanctions or the imposition of additional sanctions, this impact on operations may require the Company to reduce or exit its business in Russia or another country. Any reduction or exit of our business could result in changes, which could be material.

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

Future issuances of the Company’s common shares in connection with the Refinancing Transactions and the registered Exchange Offer could result in significant dilution to our shareholders and impair the market price of the common shares. In connection with the Refinancing Transactions, the Company issued to participants of the 2024 Exchange Offer and Consent Solicitation New Warrants exercisable for up to 15,813,847 common shares (representing 19.99% of the common shares outstanding on the business day immediately preceding the December 29, 2022, (the "settlement date"), subject to reallocation following the consummation of the Registered Exchange Offer. Unless earlier cancelled in accordance with their terms, New Warrants can be exercised at any time on and after April 1, 2024 and prior to 5:00 p.m. New York City time on December 29, 2027 (or, if such day is not a business day, the next succeeding day that is a business day). No cash will be payable by a warrantholder in respect of the exercise price for a New Warrant upon exercise; rather, upon exercise, a holder of New Warrants will receive, on the applicable settlement date, a number of Common Shares equal to the greater of (i) zero and (ii) the product of (a) the number of warrant shares for such New Warrant as of the exercise date and (b) a fraction, the numerator of which is (x) the fair market value per share of the common shares as of the trading day immediately prior to the exercise date minus (y) the exercise price of $0.01 per share, and the denominator of which is the fair market value per share of the common shares as of the trading day immediately prior to the exercise date. The number of full shares issuable upon an exercise of New Warrants by a warrantholder at any time will be computed on the basis of the aggregate number of shares issuable pursuant to the New Warrants being exercised by such warrantholder as of the applicable exercise date. Further, the Company will be required to raise equity capital prior to the maturity date of the 2024 Senior Notes in an amount necessary to repurchase, redeem, prepay or pay in full the principal amount (and any other accrued and unpaid fees/expenses that remain unpaid at the time of repurchase, redemption, prepayment or payment in full) of any 2024 Senior Notes that failed to participate in the 2024 Exchange Offer and Consent Solicitation or the registered exchange pursuant to the registration statement on form S-4 filed with the SEC on February 10 2022, (as it may be supplemented or amended(including by post-effective amendments) from time to time) (the "Registered Exchange Offer") in excess of $20 (such 2024 Senior Notes in excess of $20, the Excess Stub Notes), and proceeds of such equity capital will be required to be used to repurchase, redeem, prepay or pay in full the Excess Stub Notes prior to the maturity date of the 2024 Senior Notes. Issuances of common shares upon exercise of New Warrants or in connection with any raise of equity capital required to repurchase, redeem, prepay or pay in full the Excess Stub Notes, or the perception that these issuances may occur, could depress the market price of the Company’s common shares and result in dilution to existing holders of the common shares, and such dilution could be significant depending on the size of the issuances.

The price of the Company’s common shares has been volatile, and an investment in the common shares could lose value. The risks discussed in this section could adversely affect the price of the Company’s common shares. The timing of announcements in the public market regarding new products, product enhancements or technological advances by the Company or its competitors, and any announcements by the Company or its competitors of acquisitions, major transactions or management changes could also affect the price of the Company’s common shares. The price of the Company’s common shares is subject to speculation in the press and the analyst community, including with respect to changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for the Company’s common shares, the

Company’s credit ratings and market trends unrelated to the Company’s performance. Sales of the Company’s common shares by the Company’s directors, officers, or other significant holders may also affect the price of the common shares. A significant drop in the price of the common shares could also expose the Company to the risk of securities class action lawsuits, which could result in substantial costs and divert management’s attention and resources, which could adversely affect the Company’s business prospects, financial condition and results of operations.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

As of December 31, 2022, the Company operates a real estate footprint of approximately 1,500,000 square feet and has realized a sustainable reduction from approximately 1,600,000 square feet in 2021. Since 2018, the Company reduced its operating real estate footprint by more than 50 percent. The main driver of recent reductions were consolidations of existing locations by reducing the rented areas, e.g., in Mexico, relocating to smaller and more cost-efficient locations, e.g., Indonesia, Portugal, and exiting locations like Paddington, UK and an office area in Atlanta, Georgia.

Further, the Company owns or leases and operates sales, service, and administrative properties across the Americas, EMEA, and AP and is seeking to regionalize its manufacturing. The Company also owns or leases and operates manufacturing facilities in North Canton, Ohio, Manaus, Brazil, and Paderborn, Germany. The Company continues to have key software delivery hubs in Katowice, Poland and Mumbai, India.

The Company considers that its properties are generally in good condition, well maintained, and are suitable and adequate to carry on the Company's business. The Company also continues its focus on sustainability with its properties – e.g., starting to upgrade the Paderborn location with LED lights and initiating several global projects to save energy, e.g., by less heating/cooling and more area-specific illumination schedules.

The Company is exploring further opportunities to increase the sustainability of its properties, such as reviewing the solar energy potential at Company locations for on-site renewable energy systems. The Company is also investing into energy conservation initiatives through technology improvements including initiatives such as installing energy efficiency LED lighting, replacing inefficient heating and cooling systems, and installing new high-efficient HVAC systems and building management systems where feasible.

ITEM 3: LEGAL PROCEEDINGS

The information required for this Item is incorporated herein by reference to Note 20 of the consolidated financial statements—Indirect Tax Contingencies and Note 20 of the consolidated financial statements—Legal Contingencies.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common shares of the Company are listed on the New York Stock Exchange with a symbol of “DBD.”

There were 35,385 shareholders of the Company at December 31, 2022, which includes an estimated number of shareholders who had shares held in their accounts by banks, brokers, and trustees for benefit plans and the agent for the dividend reinvestment plan.

In May 2018, the Company announced the decision of its Board of Directors to reallocate future dividend funds towards debt reduction and other capital resource needs. Accordingly, the Company has not paid a dividend since 2018.

Information concerning the Company’s share repurchases made during the fourth quarter of 2022 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
October	6,673	$2.50	—	2,426,177
November	88	$5.44	—	2,426,177
December	13,149	$2.09	—	2,426,177
Total	19,910	$2.24	—

(1)All shares were surrendered or deemed surrendered to the Company in connection with the Company’s stock-based compensation plans.

(2)The total number of shares repurchased as part of the publicly announced share repurchase plan was 13,450,772 as of December 31, 2022. The plan was approved by the Board of Directors in April 1997. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. The plan has no expiration date. The following table provides a summary of Board of Director approvals to repurchase the Company's outstanding common shares:

Total Number of Shares Approved for Repurchase
1997	2,000,000
2004	2,000,000
2005	6,000,000
2007	2,000,000
2011	1,876,949
2012	2,000,000
15,876,949

PERFORMANCE GRAPH

The graph below compares the cumulative five-year total return provided to shareholders on the Company's common shares relative to the cumulative total returns of the S&P 500 index, the S&P Midcap 400 index and two customized peer groups, whose individual companies are listed in footnotes 1 and 2 below. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in the Company's common shares, in each index and in each of the peer groups on December 31, 2017 and its relative performance is tracked through December 31, 2022.

The Compensation Committee of the Company's Board of Directors annually reviews and approves the selection of peer group companies, adjusting the group from time to time based on changes in the Company's industry and the Company’s operations, the current peer group and the comparability of our peer group companies.
1.There are seventeen companies included in the Company's 2021 & 2022 peer group, which are: ACI Worldwide, Benchmark Electronics Inc., Bread Financial Holding, Broadridge Financial Solutions Inc., Ciena Corporation, Euronet Worldwide Inc., Juniper Networks Inc., Logitech International SA, NCR Corp., Netapp Inc., Pitney Bowes Inc., Sabre Corp., Sanmina Corp., The Brink's Company, Unisys Corp., Western Union Co. and Zebra Technologies Corp.
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
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2022
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes that appear within this Annual Report on Form 10-K.

Organizational Simplification Initiative

In connection with the appointment of a new Chief Executive Officer, a cost savings program was announced to simplify the Company's operating model by focusing on the areas of our business that provide the most value to our customers and shareholders. The intent is to streamline our operations and move the organization closer to the customer by standardizing and digitizing processes wherever possible to remove redundancies and drive a more efficient organization. Doing so is anticipated to result in annual efficiencies of greater than $150.0.

Another key priority of the new leadership team is to solidify our supply chain to achieve stability and meet the strong demand we are experiencing. The Company seeks to limit inflationary costs throughout the supply chain and particularly as it relates to raw materials and logistics costs. To facilitate this initiative, the Company is in the process of regionalizing its manufacturing and related supply chain activities.

Refinancing Transactions

On October 20, 2022, the Company, certain of its subsidiaries, including Diebold Nixdorf Dutch Holding B.V., a private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid) incorporated under Dutch law and a direct wholly owned subsidiary of the Company (the Dutch Subsidiary), and certain initial consenting holders entered into a Transaction Support Agreement (which was subsequently amended on November 28, 2022 and December 20, 2022), to which the other consenting holders became parties (together with all exhibits, annexes and schedules thereto, and as so amended, the Transaction Support Agreement). As contemplated in the Transaction Support Agreement, the following refinancing transactions (the Refinancing Transactions) were completed on December 29, 2022:

•The Company and certain of its subsidiaries obtained a new $250 million asset-based credit facility (the ABL Facility), which will mature in July 2026, subject to a springing maturity to a date that is 91 days prior to the maturity of certain indebtedness of the Company or its subsidiaries above a certain threshold amount. The ABL Facility is provided by, and replaces the commitments of, the Company’s existing revolving credit lenders under the Credit Agreement, dated as of November 23, 2015 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the Existing Credit Agreement), among the Company, as borrower, the Company’s subsidiary borrowers party thereto, the lenders party thereto from time to time and JPMorgan Chase Bank N.A., as administrative agent.
•Diebold Nixdorf Holding Germany GmbH (the German Borrower), a wholly-owned subsidiary of the Company, obtained a new $400 million superpriority term loan credit facility (the Superpriority Facility), which will mature in July 2025.
•Certain holders of the term loans (the Existing Term Loans) under the Existing Credit Agreement exchanged such Existing Term Loans at par into extended term loans (the New Term Loans and, such exchange, the Term Loan Exchange), which will mature in July 2025.
•The Company amended the Existing Credit Agreement to, among other things, permit the Refinancing Transactions, remove substantially all negative covenants and mandatory prepayments, and direct the collateral agent to release the liens on certain collateral securing the Company’s obligations under the Existing Credit Agreement and the Company’s existing subsidiary guarantors’ obligations under the related guarantees (in each case, to the extent permitted, including under applicable law).
•The Company consummated a private exchange offer (the Private 2024 Exchange Offer) and consent solicitation with respect to the outstanding 2024 Senior Notes, which included (i) a private offer to certain eligible holders to exchange any and all 2024 Senior Notes for units (the Units) consisting of (a) new 8.50%/12.50% Senior Secured PIK Toggle Notes due 2026 issued by the Company (the 2L Notes) and (b) a number of warrants (the Warrants) to purchase common shares of the Company and (ii) a related consent solicitation to adopt certain proposed amendments to the indenture governing the 2024 Senior Notes (the 2024 Senior Notes Indenture) to eliminate certain of the covenants, restrictive provisions and events of default intended to protect holders, among other things, from such indenture (collectively, the 2024 Exchange Offer and Consent Solicitation).
•(i) Certain holders of the Company’s 9.375% Senior Secured Notes due 2025 (the 2025 USD Senior Notes), issued pursuant to the Indenture, dated as of July 20, 2020 (as amended, the 2025 USD Senior Notes Indenture) exchanged such 2025 USD Senior Notes for new 9.375% Senior Secured Notes due 2025 (the New 2025 USD Senior Notes), being issued under the 2025 USD Senior Notes Indenture and with identical terms to the 2025 USD Senior Notes (after

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2022
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
giving effect to the proposed amendments as described below), and (ii) certain holders of the Dutch Subsidiary’s 9.000% Senior Secured Notes due 2025 (the 2025 EUR Senior Notes and, together with the 2025 USD Senior Notes, the 2025 Senior Notes), issued pursuant to that certain Indenture, dated as of July 20, 2020 (the 2025 EUR Senior Notes Indenture) exchanged such 2025 EUR Senior Notes for new 9.00% Senior Secured Notes due 2025 (the New 2025 EUR Senior Notes and, together with the New 2025 USD Senior Notes, the New 2025 Notes). The Company also consummated the related consent solicitations and effected certain proposed amendments to the 2025 USD Senior Notes Indenture and the 2025 EUR Senior Notes Indenture.

Public 2024 Exchange Offer

On February 10, 2023, the Company filed with the SEC a registration statement on Form S-4, registering an exchange offer (the Public 2024 Exchange Offer) with respect to the 2024 Senior Notes, on substantially the same terms as the Private 2024 Exchange Offer, to exchange the remaining 2024 Senior Notes outstanding following the Private 2024 Exchange Offer for Units. The Public 2024 Exchange Offer is currently scheduled to expire on March 24, 2023. The Company is required to raise equity capital prior to the maturity date of the 2024 Senior Notes in an amount necessary to repurchase, redeem, prepay or pay in full the principal amount of any 2024 Senior Notes that are not exchanged in the Public 2024 Exchange Offer in excess of $20 aggregate principal amount of 2024 Senior Notes (such 2024 Senior Notes in excess of $20, the Excess Stub Notes).

Reportable Segment Update

In the second quarter of 2022, we reorganized our reportable segments in connection with the new and simplified operating model. We believe the new segmentation aligns with our focus on standard and centralized global product and service offerings that support our customer base, which is largely comprised of global financial institutions and retailers. Our new reporting units, determined in accordance with ASC 350, "Intangibles - goodwill and other", are the same as the operating and reportable segments, which are global Banking and global Retail.

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

As of April 30, 2022, we determined that the fair value of Eurasia Banking had a cushion of approximately 10 percent when compared with carrying amounts prior to the change. The other legacy reporting units had significant excess fair value or cushion when compared to their carrying amount. As of April 30, 2022 and under the new reporting unit structure, both banking and retail had significant excess fair value or cushion when compared to their carrying amount

As of our annual impairment testing date of October 1, 2022, Banking had a cushion of approximately 100 percent and Retail had a cushion of approximately 120 percent.

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

Business Drivers

The Company's operating model is based upon unit economics and service contract base. Business drivers of the Company's future net sales performance include, but are not limited to:

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2022
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
•demand for software products and professional services;
•demand for security products and services for the financial, retail and commercial sectors; and
•demand for innovative technology in connection with the Company's strategy.

RESULTS OF OPERATIONS

This Results of Operations focuses on discussion of 2022 results as compared to 2021 results. For discussion of 2021 results as compared to 2020 results, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Form 10-K for the year ended December 31, 2021 filed with the SEC on March 11, 2022.

Net Sales

The following table represents information regarding our net sales for the years ended December 31:

				% Change in CC (1)	% of Total Net Sales for the Year Ended
	2022	2021	% Change		2022	2021
Segments
Banking
Services	$1,548.1	$1,681.2	(7.9)	(3.8)	44.7	43.1
Products	874.3	1,029.9	(15.1)	(10.2)	25.3	26.4
Total Banking	$2,422.4	$2,711.1	(10.6)	(6.2)	70.0	69.5

Retail
Services	$550.8	$622.4	(11.5)	(1.6)	15.9	15.9
Products	487.5	571.7	(14.7)	(6.5)	14.1	14.6
Total Retail	$1,038.3	$1,194.1	(13.0)	(4.0)	30.0	30.5

Total net sales	$3,460.7	$3,905.2	(11.4)	(5.5)	100.0	100.0
(1) The Company calculates constant currency (CC) by translating the prior-year period results at the current year exchange rate.

Net sales decreased $444.5, or 11.4 percent, including a net unfavorable currency impact of $241.6 primarily related to the euro, resulting in a constant currency decrease of $202.9. After excluding $125.3 attributable to revenue of divested businesses, net sales decreased by $77.6.

Segments

•Banking net sales decreased $288.7, including a net unfavorable currency impact of $128.5 related primarily to the euro and revenue of divested businesses of $55.5. Excluding the impact of currency and divestitures, net sales decreased $104.7 driven by unplanned reductions in installation activity, including delays resulting from global supply chain disruptions, non-recurrence of prior-year refresh projects and the Company's initiative to reduce low margin services contracts.

•Retail net sales decreased $155.8, including a net unfavorable currency impact of $113.1 mostly related to the euro and revenue of divested businesses of $69.8. Excluding currency and divestitures, net sales increased $27.1 primarily from a growing retail contract base as well as favorable mix of solutions sold.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2022
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
Gross Profit and Gross Margin

The following table represents information regarding our gross profit and gross margin for the years ended December 31:

	2022	2021	$ Change	% Change
Gross profit - services	$618.1	$726.3	$(108.2)	(14.9)
Gross profit - products	139.2	317.1	(177.9)	(56.1)
Total gross profit	$757.3	$1,043.4	$(286.1)	(27.4)

Gross margin - services	29.4%	31.5%
Gross margin - products	10.2%	19.8%
Total gross margin	21.9%	26.7%

Services gross margin decreased 210 basis points primarily due to inflationary labor and logistics costs, as well as lower fixed cost absorption due to the lower revenue base.

Product gross margin decreased 960 basis points. The decrease in product gross margin is the result of inflationary costs throughout the supply chain, most notably raw material inflation and freight inflation. While the Company is focused on obtaining price increases to offset the inflationary costs, long lead times between order entry and revenue recognition do not allow for pricing actions to take immediate effect.

Operating Expenses

The following table represents information regarding our operating expenses for the years ended December 31:

	2022	2021	$ Change	% Change
Selling and administrative expense	$741.6	$775.6	$(34.0)	(4.4)
Research, development and engineering expense	120.7	126.3	(5.6)	(4.4)
Impairment of assets	111.8	1.3	110.5	N/M
Loss (gain) on sale of assets, net	(5.1)	3.1	(8.2)	N/M
Total operating expenses	$969.0	$906.3	$62.7	6.9

Selling and administrative expense decreased $34.0, or $83.6 after excluding the impact of $32.0 in non-directly attributable refinancing-related charges and $16.0 in increased restructuring costs in the current year compared to prior as well as $1.6 of additional other charges occurring in 2022. The decrease is predominantly the result of payroll expense decreases resulting from the headcount reduction stemming from the organizational simplification as well as a reduction in bonus expense due to the Company not achieving its incentive compensation thresholds in 2022.

Research, development and engineering expense decreased $5.6. Excluding the impact of additional restructuring charges of $9.1 and charges from the held for sale non-core European retail business of $9.9, research, development and engineering expense decreased $24.6. Headcount within the research and development organization was significantly reduced in connection with the organizational simplification and related product portfolio rationalization. Additionally, certain activities are being moved to lower cost jurisdictions.

The Company incurred $111.8 in impairment charges in 2022, of which $38.4 related to the impairment of capitalized North American ERP implementation costs which are discussed in Note 22 of the consolidated financial statements. $16.8 of impairment was due to the war in Ukraine in which the Company impaired certain assets in Ukraine, Russia, and Belarus which are discussed in Note 23 of the consolidated financial statements. $46.9 related to goodwill, capitalized software and right-of-use lease asset impairment within the held for sale non-core European retail business which were impaired to bring the carrying value of the held for sale European retail business down to estimated fair value less cost to sell and $9.7 was due to facility closures and other divestitures made during the year.

Net gain on sales of assets for 2022 was $5.1, primarily related to the sale of an IP address for $3.5 as well as a European facility sale for a $1.9 gain, both in the third quarter. Net loss on sale of assets in 2021 was primarily from the divestiture of the non-core German IT business.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2022
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
Operating Profit (Loss)

The following table represents information regarding our operating profit (loss) for the years ended December 31:

	2022	2021	$ Change	% Change
Operating profit (loss)	$(211.7)	$137.1	$(348.8)	N/M
Operating margin	(6.1)%	3.5%

Operating profit decreased $348.8 compared to the prior year, driven largely by non-recurring impairment charges and increased restructuring and transformation costs, as noted above, as well as decreases in service and product gross profit resulting from inflationary costs. This unfavorability was partially offset by decreases in selling and administrative expense as well as reduced research, development, and engineering expense as a result of the Company's cost savings measures and decreased incentive compensation expense.

Other Income (Expense)

The following table represents information regarding our other income (expense) for the years ended December 31:

	2022	2021	$ Change	% Change
Interest income	$10.0	$6.1	$3.9	63.9
Interest expense	(199.2)	(195.3)	(3.9)	(2.0)
Foreign exchange loss, net	(7.8)	(2.0)	(5.8)	(290.0)
Miscellaneous, net	2.2	3.4	(1.2)	(35.3)
Loss on refinancing	(32.1)	—	(32.1)	N/M
Other income (expense)	$(226.9)	$(187.8)	$(39.1)	20.8

Net other expense increased in 2022 primarily related to third-party costs directly related to the Refinancing Transactions of $32.1 that were expensed as incurred due to these Refinancing Transactions being accounted for as a modification. Additionally, foreign exchange resulted in unfavorable additional expense of $5.8. Net interest income and expense were consistent year-over-year.

Net Loss

The following table represents information regarding our income (loss), net of tax, for the years ended December 31:

	2022	2021	$ Change	% Change
Net loss	$(585.6)	$(78.1)	$(507.5)	N/M
Percent of net sales	(16.9)%	(2.0)%
Effective tax rate	(34.0)%	(54.6)%

Net loss was unfavorable $507.5 largely driven by the decreased operating profit and loss on refinancing discussed in previous sections. Also impacting the net loss is a $121.5 increase in tax expense, which is fully attributable to valuation allowances on the deferred tax assets recorded in connection with the Company's going concern assessment discussed in Note 11 of the consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2022
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
Segment Operating Profit Summary

The following tables represent information regarding the segment operating profit metrics, which exclude the impact of restructuring and transformation, non-routine charges, and the held for sale non-core European retail business because these items are not assigned to a segment in any of the Company's reporting metrics, including those used by the Chief Operating Decision Maker for assessing performance and allocating resources. Refer to Note 24 of the consolidated financial statements for further details regarding the determination of reportable segments and the reconciliation between segment operating profit and consolidated operating profit.

Banking:	2022	2021	$ Change	% Change
Net sales	$2,422.4	$2,711.1	$(288.7)	(10.6)
Segment operating profit	$310.8	$440.6	$(129.8)	(29.5)
Segment operating profit margin	12.8%	16.3%

Banking operating profit decreased $129.8 attributable to the decrease in sales resulting from unfavorable foreign currency, reductions in installation activity, including delays resulting from global supply chain disruptions, non-recurrence of prior-year refresh projects as well as reductions in both service and product gross margins as a result of inflationary raw material, labor and logistics costs and reduced fixed cost absorption. Pricing actions to offset inflationary costs have a delayed impact due to the long lead times between order entry and fulfillment. The operating profit unfavorability was partially offset by reductions in operating expenses stemming from headcount reductions and reduced incentive compensation.

Retail:	2022	2021	$ Change	% Change
Net sales	$1,018.2	$1,194.1	$(175.9)	(14.7)
Segment operating profit	$134.0	$164.6	$(30.6)	(18.6)
Segment operating profit margin	13.2%	13.8%

Retail operating profit decreased $30.6 attributable to the decrease in sales resulting entirely from foreign currency translation and divestitures, and a decline in gross margins resulting predominantly from inflationary raw material costs. This unfavorability was partially offset by reductions in operating expenses stemming from headcount reductions and reduced incentive compensation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2022
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
LIQUIDITY AND CAPITAL RESOURCES

On December 29, 2022, and as discussed above, the Company completed the Refinancing Transactions, which were a series of transactions with certain key financial stakeholders to refinance certain debt with near-term maturities and provide the Company with new capital. As planned, at the closing of the Refinancing Transactions, the Company drew down the ABL Facility and made payments to suppliers and vendors to work towards improved supplier relationships. As of December 31, 2022, therefore, the Company had zero availability under the ABL Facility and $344 of cash, cash equivalents, restricted cash and short-term investments. As designed, the ABL Facility availability resets each month. Initially, the Company believed that the Refinancing Transactions, along with cash from operations, would be sufficient to meet the Company’s near-term and long-term liquidity needs for at least the next 12 months. Over the course of the first quarter of 2023, based on the Company’s revenue cycle and the composition of the borrowing base under the ABL Facility, the availability under the ABL Facility as of March 2023 has been substantially limited. In addition, slower-than-expected conversion of inventory into revenue has further suppressed liquidity. Accordingly, without modifications to the ABL Facility and access to additional capital, the Company currently projects that it will not generate sufficient cash from operations or have access to other sources of liquidity to sustain its operating needs or to meet its obligations as they become due over the twelve-month period subsequent to the filing of this annual report on Form 10-K.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 of the consolidated financial statements, the Company is required to raise equity capital to repay any amount exceeding $20 of the remaining principal balance of the 2024 Senior Notes. Failure to raise sufficient equity will constitute an event of default under the Superpriority Facility, the New Term Loans and the 2025 Senior Notes would become due and payable, which the Company would not have sufficient liquidity to repay. Because of this uncertainty, and because of the uncertainty regarding the Company’s ability to sustain its operating needs or to meet its obligations as they become due over the twelve-month period, the accompanying consolidated financial statements contain a “going concern” uncertainty paragraph. The inclusion of the “going concern” uncertainty paragraph would have constituted a default under the agreements governing the ABL Facility, the Superpriority Facility and the New Term Loans as of December 31, 2022; however, the requisite lenders under each of these facilities have waived such default.

The Company is currently working to improve its operating performance and its cash, liquidity and financial position. In addition, the Company is in discussions with the lenders under the ABL Facility regarding modifications to the ABL Facility to provide the Company with access to additional borrowings thereunder. The Company is also engaged in discussions with its lenders regarding additional short-term liquidity, including potentially providing additional liquidity in the form of a "first-in-last-out" facility to be provided under the ABL Facility, which a lender has provided a "highly confident letter" for, subject to customary conditions. The Company expects the first-in-last-out facility to provide $55 of additional liquidity and to close by March 20, 2023, however, there can be no assurance that such facility will be entered into by such date or at all. In addition, the Company is in discussions with its lenders about other strategic initiatives and liquidity solutions for its business. However, there can be no assurance that the Company’s efforts to improve its operating performance and financial position will be successful, that it will be able to modify the terms of the ABL Facility, or that it will be able to obtain additional financing on commercially reasonable terms or at all. As a result, the Company’s liquidity and ability to timely pay its obligations when due could be adversely affected.

The Company's total cash and cash availability as of December 31, 2022 and 2021 was as follows:

	2022	2021
Cash, cash equivalents, and restricted cash	$319.1	$388.9
Additional cash availability from:
Revolving credit facility	—	284.0
Short-term investments	24.6	34.3
Total cash and cash availability	$343.7	$707.2
As of December 31, 2022, the ABL Facility Under the Company's credit agreement (the Credit Agreement) provides for a revolving credit facility with commitments of up to $250 and matures on July 20, 2026. The weighted average interest rate on outstanding ABL borrowings as of December 31, 2022 was 7.66 percent which is based on the Secured Overnight Financing Rate (SOFR). There was $344 in cash, cash equivalents, restricted cash and short term investments and zero borrowing availability under the ABL Facility as of December 31, 2022 after giving effect to $29.0 in outstanding letters of credit.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2022
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
The following table summarizes the results, excluding the impact of cash in businesses held for sale, of our consolidated statement of cash flows for the years ended December 31:

Net cash flow provided (used) by:	2022	2021	2020
Operating activities	$(387.9)	$123.3	$18.0
Investing activities	(23.8)	(49.2)	(82.6)
Financing activities	349.8	(3.6)	16.9
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8.2)	(5.7)	(3.2)
Net decrease in cash, cash equivalents and restricted cash	$(70.1)	$64.8	$(50.9)

Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments impact reported cash flows. Net cash used in operating activities was $387.9 for the year ended December 31, 2022, compared to $123.3 net cash provided by operating activities for the year ended December 31, 2021.

•Cash flows from operating activities during the year ended December 31, 2022 compared to the year ended December 31, 2021 were unfavorably impacted by $507.5 in additional net loss. While some of the contributing factors to the larger loss in 2022 such as the $111.8 in impairments and $127.4 of valuation allowance are non-cash, reduced profitability still played a significant role in the reduction in cash flows from operating activities. Refer to "Results of Operations" discussed above for further discussion of the Company's net loss.

•The net aggregate of inventories and accounts payable was a decrease in operating cash flow of $141.0 during the year ended December 31, 2022, compared to an operating cash source of $156.6 during the year ended December 31, 2021. The $297.6 change is largely a result of vendor payment timing whereby payments were strictly controlled at year-end in 2021. In comparison, the Company began normalizing vendor payments in the fourth quarter of 2022. Also contributing to the 2022 cash usage was investments in inventory in response to high product demand and long lead times.

•The net aggregate of trade receivables and deferred revenue was an increase in operating cash source of $91.2 during the year ended December 31, 2022, compared to an operating cash source of $7.3 in the year ended December 31, 2021. The $83.9 net change is primarily due to increased deferred revenue balances resulting from customers prepaying for units which are delayed.

Investing Activities. Net cash used by investing activities was $23.8 for the year ended December 31, 2022 compared to net cash used by investing activities of $49.2 for the year ended December 31, 2021. The most significant drivers of the $25.4 improvement were increases from divestitures and asset sales and timing of investment maturities as compared to prior year.

The Company anticipates total capital expenditures and capitalized software development costs of approximately $50.0 in 2023 to be utilized for improvements to the Company's product line and investments in its infrastructure. The Company intends to finance these investments with borrowings under the Company's committed and uncommitted credit facilities and funds provided by income generated by the business.

Financing Activities. Net cash provided by financing activities was $349.8 for the year ended December 31, 2022 compared to net cash used by financing activities of $3.6 for the year ended 2021, a change of $353.4. Refer to Note 11 of the consolidated financial statements for details of the Company's cash flows related to debt borrowings and repayments, most notably those in connection with the December 2022 Refinancing Transactions.

As part of the Refinancing Transactions, on December 29, 2022, the German Borrower borrowed approximately $400.6 principal amount of super-priority term loans under the Superpriority Facility (the Super Priority Term Loans) that mature in 2025. The net proceeds from the offering were used to pay down 15 percent of both the Term B - USD and Term B - EUR facilities and for general corporate purposes. Additionally, as part of this refinancing, the Company replaced its Revolving Facility with the ABL in a cashless exchange.

Refer to Note 11 of the consolidated financial statements for additional information regarding the Company's debt obligations. The Company paid cash for interest related to its debt of $231.6 and $175.1 for the years ended December 31, 2022 and 2021, respectively. The increase is primarily related acceleration of interest payments as required by the Refinancing Transactions in December 2022.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2022
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
Contractual and Other Obligations. We have certain contractual obligations and commitments for general operating purposes. Refer to Note 11 of the consolidated financial statements for scheduled maturities and interest rates of our long-term debt. The Company's leases support global staff via the use of office space, warehouses, vehicles and IT equipment and are discussed in additional detail within Note 16 of the consolidated financial statements. Changes in our business needs, fluctuating interest rates, and other factors may result in actual payments differing from our estimates. We cannot provide certainty regarding the timing and amounts of these payments or our ability to refinance outstanding debt on favorable terms or at all. The Company’s material cash obligations include the following contractual and other obligations as of December 31, 2022:

		Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short-term uncommitted lines of credit (1)	$0.9	$0.9	$—	$—	$—
Debt (2)	2,828.4	24.9	2,209.2	594.3	—
Interest on debt (3)	566.1	173.4	342.6	50.1	—
Minimum lease obligations	169.4	58.0	59.4	22.7	29.3
Purchase commitments	—	—	—	—	—
Total	$3,564.8	$257.2	$2,611.2	$667.1	$29.3

(1)The amount available under the short-term uncommitted lines at December 31, 2022 was $25.0. Refer to Note 11 of the consolidated financial statements for additional information.
(2)Debt maturities in total differ from Note 11 of the consolidated financial statements due to PIK (paid-in-kind) interest associated with the 2L Notes that will increase the carrying value of this instrument over the term of the 2L Notes.
(3)Amounts represent estimated contractual interest payments on outstanding long-term debt and notes payable. Rates in effect as of December 31, 2022 are used for variable rate debt.

In addition to the general operating items above, the Company provides eligible employees with benefits pursuant to the pension and postretirement plans further described in Note 15 of the consolidated financial statements. Future contributions and disbursements related to the plans are dependent upon a number of factors, including the funded status of the plans.

Off-Balance Sheet Arrangements. The Company enters into various arrangements not recognized in the consolidated balance sheets that have or could have an effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources. The principal off-balance sheet arrangements that the Company enters into are guarantees and sales of finance receivables. The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, customers, regulatory agencies and insurance providers. If the Company is not able to comply with its contractual obligations, the suppliers, regulatory agencies and insurance providers may draw on the pertinent bank. The Company has sold finance receivables to financial institutions while continuing to service the receivables. The Company records these sales by removing finance receivables from the consolidated balance sheets and recording gains and losses in the consolidated statement of operations (refer to Note 7 of the consolidated financial statements).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2022
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
Supplemental Guarantor Financial Information. Diebold Nixdorf, Incorporated initially issued its 8.5 percent Senior Notes due 2024 (the 2024 Senior Notes) in an offering exempt from the registration requirements of the Securities Act, which were later exchanged in an exchange offer registered under the Securities Act, and any 2L Notes issued pursuant to the Public 2024 Exchange Offer (the “Public 2L Notes”) will be issued in a transaction registered under the Securities Act. The 2024 Senior Notes are and will be, and the Public 2L Notes will be, guaranteed by certain of Diebold Nixdorf, Incorporated's existing and future subsidiaries which are listed on Exhibit 22.1 to this annual report on Form 10-K. The following presents the consolidating financial information separately for Diebold Nixdorf, Incorporated (the Parent Company), the issuer of the guaranteed obligations, and the guarantor subsidiaries, as specified in the indenture governing the Company's obligations under the 2024 Senior Notes and the indenture that will govern the Company’s obligations under the Public 2L Notes, on a combined basis.

Each guarantor subsidiary is 100 percent owned by the Parent Company at the date of each balance sheet presented. The 2024 Senior Notes are, and the Public 2L Notes will be, fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. The guarantees of the guarantor subsidiaries are subject to release in limited circumstances only upon the occurrence of certain conditions. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use by the Parent Company and the guarantor subsidiaries of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation.

Summarized Balance Sheet
December 31, 2022
Total current assets	$1,818.9
Total non-current assets	$1,401.2

Total current liabilities	$2,662.6
Total non-current liabilities	$2,748.7

Summarized Statement of Operations
Year ended
December 31, 2022
Net sales	$2,521.2
Cost of sales	1,857.8
Gross profit	663.4

Selling and administrative expense	690.0
Research, development and engineering expense	83.4
Impairment of assets	52.0
Loss (gain) on sale of assets, net	(4.6)
Operating profit	(157.4)

Interest income	1.6
Interest expense	(298.3)
Foreign exchange (loss) gain, net	36.5
Miscellaneous gain/(loss), net	(13.2)
Income from continuing operations before taxes	(430.8)

Net (loss) income	$(494.7)

As of December 31, 2022, the Issuers and the guarantor subsidiaries on a combined basis had the following balances with non-guarantor subsidiaries:

Summarized Balance Sheet
December 31, 2022
Total current assets	$820.5
Total non-current assets	$—

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2022
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

The following tables present summarized financial information for the subsidiaries of the Company whose securities are pledged as the Collateral (together, the “Collateral Group”) on a combined basis with intercompany balances and transactions between entities in the Consolidated Group eliminated. No trading market for the subsidiaries in the Collateral Group exists.

Summarized Balance Sheet
December 31, 2022
Total current assets	$2,362.4
Total non-current assets	$1,248.3

Total current liabilities	$1,035.7
Total non-current liabilities	$1,443.0

Summarized Statements of Operation
Year ended
December 31, 2022
Net sales	$2,370.9
Cost of sales	1,541.5
Gross profit	829.4

Selling and administrative expense	420.9
Research, development and engineering expense	84.8
Impairment of assets	25.8
Loss (gain) on sale of assets, net	(1.3)
Operating profit	299.2

Interest income	3.5
Interest expense	(44.7)
Foreign exchange (loss) gain, net	28.5
Miscellaneous gain/(loss), net	(53.6)
Income from continuing operations before taxes	$232.9

Net (loss) income	$239.3

As of December 31, 2022, the Collateral Group on a combined basis had the following balances with non-guarantor subsidiaries:

Summarized Balance Sheet
December 31, 2022
Total current assets	$1,332.0
Total non-current assets	$—

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2022
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

The Company’s significant accounting policies are described in Note 1 of the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K. Management believes that, of its significant accounting policies, its policies concerning revenue recognition, allowances for credit losses, inventory reserves, goodwill, long-lived assets, taxes on income, contingencies and pensions and post-retirement benefits are the most critical because they are affected significantly by judgments, assumptions and estimates. Additional information regarding these policies is included below.

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

The Company includes a warranty in connection with certain contracts with customers, which are not considered to be separate performance obligations. The Company provides its customers a manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. For additional information on product warranty refer to Note 9 of the consolidated financial statements. The Company also has extended warranty and service contracts available for its customers, which are recognized as separate performance obligations. Revenue is recognized on these contracts ratably as the Company has a stand-ready obligation to provide services when or as needed by the customer. This input method is the most accurate assessment of progress toward completion the Company can apply.

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
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2022
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

Services. The Company provides its banking customers product-related services which include proactive monitoring, rapid resolution of incidents through remote service capabilities or an on-site visit and professional services. First and second line maintenance, preventive maintenance and on-demand services keep the distributed assets of the Company's customers up and running through a standardized incident management process. Managed services and outsourcing consists of the end-to-end business processes, solution management, upgrades and transaction processing. The Company also provides a full array of cash management services, which optimizes the availability and cost of physical currency across the enterprise through efficient forecasting, inventory and replenishment processes.

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

Goodwill. Goodwill is the cost in excess of the net assets of acquired businesses (refer to Note 8 of the consolidated financial statements). The Company tests all existing goodwill at least annually as of October 31 for impairment on a reporting unit basis using either a quantitative or qualitative approach. The annual goodwill impairment test was performed using a quantitative analysis in 2022, qualitative analysis in 2021 and a quantitative analysis in 2020. As a result of the reporting unit change in Q2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2022
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
2022, we performed an interim quantitative goodwill impairment test. No impairment resulted from the quantitative interim goodwill impairment test under either the legacy or new reporting unit structure.

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
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2022
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

The following table represents assumed healthcare cost trend rates at December 31:

	2022	2021
Healthcare cost trend rate assumed for next year	6.0%	5.6%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.0%	4.0%
Year that rate reaches ultimate trend rate	2046	2045

RECENTLY ISSUED ACCOUNTING GUIDANCE

Refer to Note 1 of the consolidated financial statements for information on recently issued accounting guidance.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2022
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
FORWARD-LOOKING STATEMENT DISCLOSURE

This annual report on Form 10-K contains statements that are not historical information and are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. These forward-looking statements include, but are not limited to, projections, statements regarding the Company's expected future performance (including expected results of operations and financial guidance), future financial condition, potential impact of the ongoing coronavirus (COVID-19) pandemic, anticipated operating results, strategy plans, future liquidity and financial position.

Statements can generally be identified as forward-looking because they include words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “believes,” “estimates,” “potential,” “target,” “predict,” “project,” “seek,” and variations thereof or “could,” “should” or words of similar meaning. Statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Forward-looking statements reflect the current views of the Company with respect to future events and are subject to assumptions, risks and uncertainties that could cause actual results to differ materially. Although the Company believes that these forward-looking statements are based upon reasonable assumptions regarding, among other things, the economy, its knowledge of its business, and key performance indicators that impact the Company, these forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed in or implied by the forward-looking statements.

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
•the ability of the Company to raise necessary equity capital to pay the 2024 Senior Notes at maturity if there is insufficient participation in the Public 2024 Exchange Offer;
•the Company's ability to generate sufficient cash or have sufficient access to capital resources to service its debt, which, if unsuccessful or insufficient, could force the Company to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance its indebtedness;
•the Company's ability to comply with the covenants contained in the agreements governing its debt and to successfully refinance its debt in the future;
•the Company’s ability to successfully convert its backlog into sales, including our ability to overcome supply chain and liquidity challenges;
•the ultimate impact of the ongoing COVID-19 pandemic and other public health emergencies, including further adverse effects to the Company’s supply chain, maintenance of increased order backlog, and the effects of any COVID-19 related cancellations;
•the Company's ability to successfully meet its cost-reduction goals and continue to achieve benefits from its cost-reduction initiatives and other strategic initiatives, such as the current $150 million-plus cost savings plan;
•the success of the Company’s new products, including its DN Series line and EASY family of retail checkout solutions, and electronic vehicle charging service business;
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
•changes in political, economic or other factors such as currency exchange rates, inflation rates (including the impact of possible currency devaluations in countries experiencing high inflation rates), recessionary or expansive trends, hostilities or conflicts (including the war between Russia and Ukraine and the tension between the U.S. and China), disruption in energy supply, taxes and regulations and laws affecting the worldwide business in each of the Company's operations;
•the Company's ability to maintain effective internal controls;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2022
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
•unanticipated litigation, claims or assessments, as well as the outcome/impact of any current/pending litigation, claims or assessments;
•the effect of changes in law and regulations or the manner of enforcement in the U.S. and internationally and the Company’s ability to comply with applicable laws and regulations; and
•and other factors included in the Company’s filings with the SEC.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(dollars in millions, except per share amounts)

The Company is exposed to foreign currency exchange rate risk inherent in its international operations denominated in currencies other than the U.S. dollar. A hypothetical 10 percent movement in the applicable foreign exchange rates would have resulted in an increase or decrease in 2022 operating loss of $5.0 and $6.1, respectively. A hypothetical 10 percent movement in the applicable foreign exchange rates would have resulted in an increase or decrease in 2021 operating profit of and $23.9 and $29.2, respectively. The sensitivity model assumes an instantaneous, parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in an instantaneous or parallel fashion may overstate the impact of changing exchange rates on amounts denominated in a foreign currency.

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

The Company manages interest rate risk with the use of variable rate borrowings under its committed and uncommitted credit facilities and interest rate swaps. At December 31, 2022 and 2021, variable rate borrowings under the credit facilities totaled $1,240.5 and $833.2, respectively, of which $325.0 were effectively converted to fixed rate using interest rate swaps at December 31, 2021. A one percentage point increase or decrease in interest rates would have resulted in an increase or decrease in interest expense of $12.4 and $5.1 for 2022 and 2021, respectively, including the impact of the swap agreements. The Company’s exposure to interest rate risk is movements in the EURIBOR, SOFR and LIBOR, while historically the primary exposure was related to movement in the LIBOR. Refer to Item 1A of this annual report on Form 10-K for a discussion of risks relating to any discontinuance, modification or other reforms to LIBOR or any other reference rate, or the establishment of alternative reference rates.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Diebold Nixdorf, Incorporated:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Diebold Nixdorf, Incorporated and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company projects that it will not generate sufficient cash from operations to meet its obligations as they become due over the next twelve months.  The Company is also required to raise equity capital to pay any outstanding principal amount of 8.50% Senior Notes due 2024 in excess of $20 million. These conditions raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Sufficiency of audit evidence over net sales

As discussed in Note 1 to the Company's consolidated financial statements, the Company recognizes net sales when it satisfies a performance obligation by transferring control over a product or service to a customer. The Company recorded $3,460.7 million of net sales in 2022.

We identified the evaluation of the sufficiency of audit evidence over net sales as a critical audit matter. Evaluating the sufficiency of audit evidence obtained required especially subjective auditor judgment because of the geographical dispersion of the Company’s net sales generating activities. This included determining the Company locations for which procedures were performed.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over net sales, including the determination of the Company locations for which those procedures were to be performed. At each Company location for which procedures were performed, we evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s net sales process, including controls over the accurate recording of net sales. We assessed the recorded net sales for each of these locations by selecting transactions and comparing the amounts recognized for consistency with underlying documentation, including contracts with customers, customer acceptance, and shipping documentation. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of audit effort.

Assessment of goodwill impairment in the Eurasia Banking reporting unit

As discussed in Notes 8 and 24 to the consolidated financial statements, in the second quarter of 2022 the Company reorganized its reportable segments and reporting units. As a result of the reporting unit change, the Company performed an interim quantitative goodwill impairment test for both its old and new reporting units. As of March 31, 2022, prior to the reorganization, the Eurasia Banking reporting unit had $263.4 million of goodwill. The fair values of the reporting units were determined based on a combination of an income approach and a market approach. As of April 30, 2022, the Company determined that the fair value of all reporting units were in excess of their carrying values and therefore did not record any goodwill impairment. The estimated fair value of the Eurasia Banking reporting unit at that date exceeded its carrying value by approximately 10%.

We identified the April 30, 2022 assessment of goodwill impairment for the Eurasia Banking reporting unit as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the fair value of the reporting unit determined under the income approach. The key assumptions used in the income approach included revenue growth projections and the discount rate.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill impairment process, including controls over the revenue growth projections and the discount rate. We performed sensitivity analyses over the revenue growth projections and the discount rate to assess their impact on the Company’s fair value determination. We compared the Company’s revenue growth projections used in the valuation model against peer company projected revenue growth rates and the historical revenue growth rates of the Company. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

•comparing the Company’s discount rate inputs to publicly-available market data and information for comparable entities to test the selected discount rate

•testing the estimate of fair value for the reporting unit using the Company’s key assumptions and comparing the result to the Company’s fair value estimate.

/s/ KPMG LLP

We or our predecessor firms have served as the Company’s auditor since 1965.

Cleveland, Ohio
March 16, 2023

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Diebold Nixdorf, Incorporated:

Opinion on Internal Control Over Financial Reporting
We have audited Diebold Nixdorf, Incorporated and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated March 16, 2023 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 16, 2023

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	December 31,
	2022	2021
ASSETS
Current assets
Cash, cash equivalents and restricted cash	$319.1	$388.9
Short-term investments	24.6	34.3
Trade receivables, less allowances for doubtful accounts of $34.5 and $35.3, respectively	612.2	595.2
Inventories	588.1	544.2
Prepaid expenses	50.5	48.2
Current assets held for sale	7.9	73.4
Other current assets	168.5	203.1
Total current assets	1,770.9	1,887.3
Securities and other investments	7.6	11.0
Property, plant and equipment, net	120.7	138.1
Deferred income taxes	—	95.7
Goodwill	702.3	743.6
Customer relationships, net	213.6	301.7
Other intangible assets, net	44.0	45.8
Right-of-use operating lease assets	108.5	152.4
Other assets	97.4	131.6
Total assets	$3,065.0	$3,507.2

LIABILITIES AND EQUITY
Current liabilities
Notes payable	$24.0	$47.1
Accounts payable	611.6	706.3
Deferred revenue	453.2	322.4
Payroll and other benefits liabilities	107.9	186.5
Current liabilities held for sale	6.8	20.3
Operating lease liabilities	39.0	54.5
Other current liabilities	362.4	412.3
Total current liabilities	1,604.9	1,749.4
Long-term debt	2,585.8	2,245.6
Pensions, post-retirement and other benefits	40.6	104.2
Long-term operating lease liabilities	76.7	103.0
Deferred income taxes	96.6	105.5
Other liabilities	31.5	36.5
Equity
Diebold Nixdorf, Incorporated shareholders' equity
Preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Common shares, $1.25 par value, 125,000,000 authorized shares, (95,779,719 and 94,599,742 issued shares, 79,103,450 and 78,352,333 outstanding shares, respectively)	119.8	118.3
Additional capital	831.5	819.6
Retained earnings (accumulated deficit)	(1,406.7)	(822.4)
Treasury shares, at cost (16,676,269 and 16,247,409 shares, respectively)	(585.6)	(582.1)
Accumulated other comprehensive loss	(360.0)	(378.5)
Equity warrants	20.1	—
Total Diebold Nixdorf, Incorporated shareholders' equity	(1,380.9)	(845.1)
Noncontrolling interests	9.8	8.1
Total equity	(1,371.1)	(837.0)
Total liabilities and equity	$3,065.0	$3,507.2
See accompanying notes to consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Years ended December 31,
	2022	2021	2020
Net sales
Services	$2,098.9	$2,303.6	$2,364.4
Products	1,361.8	1,601.6	1,537.9
	3,460.7	3,905.2	3,902.3
Cost of sales
Services	1,480.8	1,577.3	1,666.2
Products	1,222.6	1,284.5	1,201.1
	2,703.4	2,861.8	2,867.3
Gross profit	757.3	1,043.4	1,035.0
Selling and administrative expense	741.6	775.6	858.6
Research, development and engineering expense	120.7	126.3	133.4
Impairment of assets	111.8	1.3	7.5
Loss (gain) on sale of assets, net	(5.1)	3.1	11.5
	969.0	906.3	1,011.0
Operating profit (loss)	(211.7)	137.1	24.0
Other income (expense)
Interest income	10.0	6.1	6.8
Interest expense	(199.2)	(195.3)	(266.8)
Foreign exchange loss, net	(7.8)	(2.0)	(14.4)
Miscellaneous, net	2.2	3.4	6.8
Loss on refinancing	(32.1)	—	(25.9)
Loss before taxes	(438.6)	(50.7)	(269.5)
Income tax expense (benefit)	149.2	27.7	(1.0)
Equity in earnings (loss) of unconsolidated subsidiaries, net	2.2	0.3	0.7
Net loss	(585.6)	(78.1)	(267.8)
Net income (loss) income attributable to noncontrolling interests	(4.2)	0.7	1.3
Net loss attributable to Diebold Nixdorf, Incorporated	$(581.4)	$(78.8)	$(269.1)

Basic and diluted weighted-average shares outstanding	79.0	78.3	77.6

Net loss attributable to Diebold Nixdorf, Incorporated
Basic and diluted loss per share	$(7.36)	$(1.01)	$(3.47)

See accompanying notes to consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Years ended December 31,
	2022	2021	2020
Net loss	$(585.6)	$(78.1)	$(267.8)
Other comprehensive income (loss), net of tax:
Translation adjustment (net of tax of $(3.0), $(6.6) and $(10.2), respectively)	(35.3)	(53.6)	(26.8)
Foreign currency hedges (net of tax of $0.0, $0.0 and $(0.3), respectively)	—	0.7	—
Interest rate hedges:
Net loss recognized in other comprehensive income (net of tax of $0.7, $3.4 and $(5.9), respectively)	5.5	8.6	(16.3)
Less: reclassification adjustments for amounts recognized in net (loss) income (net of tax of $0.1, $0.8 and $(1.8), respectively)	0.6	2.1	(5.0)
	4.9	6.5	(11.3)
Pension and other post-retirement benefits:
Prior service credit (cost) recognized during the year (net of tax of $0.0, $0.0 and $0.2, respectively)	2.4	—	0.5
Net actuarial gains recognized during the year (net of tax of $0.0, $23.2 and $1.5, respectively)	38.5	76.0	6.1
Net actuarial gains (losses) occurring during the year (net of tax of $0.0, $2.0 and $(3.9), respectively)	2.3	7.5	(9.7)
Net actuarial gains (losses) recognized due to settlement (net of tax of $0.0, $(0.4) and $0.3, respectively)	10.2	(0.7)	0.8
Acquired benefit plans and other (net of tax of $0.0, $0.0 and $0.0, respectively)	—	0.1	0.2
Currency impact (net of tax of $0.0, $(0.4) and $0.5, respectively)	(1.4)	(0.6)	1.8
	52.0	82.3	(0.3)
Other	2.8	(0.9)	(0.8)
Other comprehensive income (loss), net of tax	24.4	35.0	(39.2)
Comprehensive loss	(561.2)	(43.1)	(307.0)
Less: comprehensive income (loss) attributable to noncontrolling interests	1.7	1.3	(0.3)
Comprehensive loss attributable to Diebold Nixdorf, Incorporated	$(562.9)	$(44.4)	$(306.7)

See accompanying notes to consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)

	Common Shares					Accumulated Other Comprehensive Income (Loss)		Total Diebold Nixdorf, Incorporated Shareholders' Equity
	Number	$1.25 Par Value	Additional Capital	Retained Earnings	Treasury Shares		Equity Warrants		Non-controlling Interests	Total Equity
Balance at January 1, 2020	92.2	$115.3	$773.9	$(472.3)	$(571.9)	$(375.3)	$—	$(530.3)	$24.0	$(506.3)
Net income (loss)				(269.1)				(269.1)	1.3	(267.8)
Other comprehensive income						(37.6)		(37.6)	(1.6)	(39.2)
Share-based compensation issued	1.3	1.6	(1.6)					—		—
Share-based compensation expense			14.9					14.9		14.9
Treasury shares (0.5 shares)					(4.8)			(4.8)		(4.8)
Sale of equity interest								—	(28.3)	(28.3)
Reclassification to redeemable noncontrolling interest			0.7					0.7	—	0.7
Distribution noncontrolling interest holders, net				(0.9)				(0.9)	—	(0.9)
Balance at December 31, 2020	93.5	$116.9	$787.9	$(742.3)	$(576.7)	$(412.9)	$—	$(827.1)	$(4.6)	$(831.7)
Net income (loss)				(78.8)				(78.8)	0.7	(78.1)
Other comprehensive loss						34.4		34.4	0.6	35.0
Share-based compensation issued	1.1	1.4	(1.3)					0.1		0.1
Share-based compensation expense			13.8					13.8		13.8
Treasury shares (0.4 shares)					(5.4)			(5.4)		(5.4)
Reclassification from redeemable noncontrolling interest and other			19.2					19.2	12.7	31.9
Distribution to noncontrolling interest holders, net				(1.3)				(1.3)	(1.3)	(2.6)
Balance at December 31, 2021	94.6	$118.3	$819.6	$(822.4)	$(582.1)	$(378.5)	$—	$(845.1)	$8.1	$(837.0)
Net loss				(581.4)				(581.4)	(4.2)	(585.6)
Other comprehensive loss						18.5		18.5	5.9	24.4
Share-based compensation issued	1.2	1.5	(1.5)					—		—
Share-based compensation expense			13.4					13.4		13.4
Treasury shares (0.4 shares)					(3.5)			(3.5)		(3.5)
Distributions to noncontrolling interest holders, net				(2.9)				(2.9)	—	(2.9)
Equity warrants							20.1	20.1		20.1
Balance at December 31, 2022	95.8	$119.8	$831.5	$(1,406.7)	$(585.6)	$(360.0)	$20.1	$(1,380.9)	$9.8	$(1,371.1)

See accompanying notes to consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2022	2021	2020
Cash flow from operating activities
Net loss	$(585.6)	$(78.1)	$(267.8)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Depreciation	29.8	46.4	73.7
Amortization	26.6	24.5	23.8
Amortization of Wincor Nixdorf purchase accounting intangible assets	69.6	78.2	82.9
Amortization of deferred financing costs into interest expense	15.5	17.3	45.4
Share-based compensation	13.4	13.8	14.9
Net pension settlements	10.1	—	—
Debt prepayment costs	—	—	67.2
Other	3.1	—	(12.3)
Loss (gain) on sale of assets, net	(5.1)	3.1	11.5
Impairment of assets	111.8	1.3	7.5
Deferred income taxes	92.9	(12.6)	(27.1)
Changes in certain assets and liabilities
Trade receivables	(49.4)	16.4	(19.7)
Inventories	(74.5)	(84.8)	(14.8)
Sales tax and net value added tax	17.5	(15.2)	0.9
Income taxes	2.0	(5.3)	(23.1)
Accounts payable	(66.5)	241.4	10.6
Deferred revenue	140.6	(9.1)	20.2
Accrued salaries, wages and commissions	(72.5)	(19.4)	(1.3)
Restructuring	9.4	(25.4)	18.0
Warranty liability	(7.3)	0.3	(5.6)
Pension and other post-retirement benefits	(19.5)	(13.0)	(14.7)
Certain other assets and liabilities	(49.8)	(56.5)	27.8
Net cash provided (used) by operating activities	(387.9)	123.3	18.0
Cash flow from investing activities
Proceeds from divestitures, net of cash divested	10.5	1.1	(37.0)
Proceeds from settlement of corporate-owned life insurance policies	—	—	15.6
Proceeds from maturities of investments	414.1	287.7	214.6
Payments for purchases of investments	(401.3)	(288.4)	(241.3)
Proceeds from sale of assets	6.0	1.7	10.2
Capital expenditures	(24.4)	(20.2)	(27.5)
Capitalized software development	(28.7)	(31.1)	(17.2)
See accompanying notes to consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

Net cash provided (used) by investing activities	(23.8)	(49.2)	(82.6)
Cash flow from financing activities
Debt issuance costs	(15.7)	—	(26.4)
Debt prepayment costs	—	—	(67.2)
Revolving credit facility borrowings (repayments), net	121.0	0.9	60.1
Other debt borrowings	386.1	11.2	1,107.8
Other debt repayments	(131.0)	(19.4)	(1,049.9)
(Distributions to) / Contributions from noncontrolling interest holders	(2.8)	11.4	(0.9)
Other	(7.8)	(7.7)	(6.6)
Net cash provided (used) by financing activities	349.8	(3.6)	16.9
Effect of exchange rate changes on cash and cash equivalents	(8.2)	(5.7)	(3.2)
Change in cash, cash equivalents and restricted cash	(70.1)	64.8	(50.9)
Add: Cash included in assets held for sale at beginning of year	3.1	2.7	97.2
Less: Cash included in assets held for sale at end of year	2.8	3.1	2.7
Cash, cash equivalents and restricted cash at the beginning of the year	388.9	324.5	280.9
Cash, cash equivalents and restricted cash at the end of the year	$319.1	$388.9	$324.5
Cash paid for
Income taxes	33.1	42.3	43.8
Interest	231.6	175.1	138.1

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

Use of Estimates in Preparation of Consolidated Financial Statements. The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include revenue recognition, inventories, goodwill, intangible assets, other long-lived assets, legal contingencies, guarantee obligations and assumptions used in the calculation of income taxes, pension and other post-retirement benefits and customer incentives, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors. Management monitors the economic condition and other factors and will adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

Reclassifications. The Company has reclassified the presentation of certain prior-year information to conform to the current presentation.

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

As of December 31, 2022, the Company had $7.9 and $6.8 of current assets and liabilities held for sale, respectively, related to a non-core retail business in Europe. As of December 31, 2021, the Company had $73.4 and $20.3 of current assets and liabilities held for sale, respectively, primarily related to non-core businesses in Europe.

Revenue Recognition. Refer to Note 21 of the consolidated financial statements.

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

Property, plant and equipment and long-lived assets. Property, plant and equipment and long-lived assets are recorded at

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2022
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
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

Advertising Costs. Advertising costs are expensed as incurred and were $8.5, $7.1 and $7.2 in 2022, 2021 and 2020, respectively.

Research, Development and Engineering. Research, development and engineering costs are expensed as incurred and were $120.7, $126.3 and $133.4 for the years ended December 31, 2022, 2021 and 2020, respectively. This excludes certain software development costs of $28.7, $31.1, and $17.2 in 2022, 2021 and 2020, respectively, which are capitalized after technological feasibility of the software is established.

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

Cash, Cash Equivalents and Restricted Cash. The Company considers highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company had $9.1 and $0.0 of restricted cash at December 31, 2022 and 2021, respectively.

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
FORM 10-K as of December 31, 2022
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

Assets Held in Rabbi Trusts / Deferred Compensation The fair value of the assets held in rabbi trusts (refer to Note 7 of the consolidated financial statements) is derived from investments in a mix of money market, fixed income and equity funds. The related deferred compensation liability is also recorded at fair value.

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

Refer to Note 19 of the consolidated financial statements for further details of assets and liabilities subject to fair value measurement.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2022
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

The following table summarizes the Company’s allowances for doubtful accounts:

	2022	2021	2020
Balance at January 1	$35.3	$37.5	$42.2
Charged to costs and expenses	14.0	9.8	10.1
Charged to other accounts (1)	(0.1)	—	(1.2)
Deductions (2)	(14.7)	(12.0)	(13.6)
Balance at December 31	$34.5	$35.3	$37.5
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

Inventories. The Company primarily values inventories using average or standard costing utilizing lower of cost or net realizable value. The standard costs approximate costs determined on a first in, first out basis. The Company identifies and writes down its excess and obsolete inventories to net realizable value based on usage forecasts, order volume and inventory aging. With the development of new products, the Company also rationalizes its product offerings and will write-down discontinued products to the lower of cost or net realizable value.

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
FORM 10-K as of December 31, 2022
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

Noncontrolling Interests . Noncontrolling interests represent the portion of profit or loss, net assets and comprehensive income that is not allocable to the Company.

Noncontrolling interests with redemption features, such as put rights, that are not solely within the Company’s control are considered redeemable noncontrolling interests. Redeemable noncontrolling interests are presented outside of equity on the Company's consolidated balance sheets. The balance of redeemable noncontrolling interests is reported at the greater of its carrying value or its maximum redemption value at each reporting date. Refer to Note 12 of the consolidated financial statements for more information.

Related Party Transactions. The Company has certain strategic alliances that are not consolidated. The Company's strategic alliances are not significant subsidiaries and are accounted for under the equity method of investments. The Company owns 48.1 percent of Inspur (Suzhou) Financial Information Technology Co., Ltd (Inspur JV) and 49.0 percent of Aisino-Wincor Retail & Banking Systems (Shanghai) Co., Ltd (Aisino JV) as of December 31, 2022. The Company engages in transactions with these entities in the ordinary course of business. As of December 31, 2022, the Company had accounts receivable and accounts payable balances with these affiliates of $18.9 and $25.7, respectively, which is included in trade receivables, less allowances for doubtful accounts and accounts payable, respectively, on the consolidated balance sheets.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2022
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

The effects of the adoption of the ASUs listed below did not significantly impact the Company's financial statements:

Standards Adopted	Description	Effective Date
ASU 2021-05 Leases (Topic 842) Lessors - Certain Leases with Variable Lease Payments	This Accounting Standard Update (ASU) modifies a lessor's lease classification requirements for leases with variable lease payments. The adoption of this ASU did not have a significant impact on the Company's consolidated financial statements.	January 1, 2022
ASU 2021-04 Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity
(Subtopic 815-40) Issuer’s Accounting for Certain Modifications or
Exchanges of Freestanding Equity-Classified
Written Call Options	This ASU was designed to provide clarification on accounting for the modification or exchanges of freestanding equity-classified call options that remain equity classified after modification or exchange.The adoption of this ASU did not have a significant impact on the Company's consolidated financial statements.	January 1, 2022
ASU 2021-08 Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	The ASU is designed improve consistency related to the recognition of contract assets and liabilities from revenue contracts in a business combination. The adoption of this ASU did not have a significant impact on the Company's consolidated financial statements.	January 1, 2022
ASU 2021-10 Government Assistance (Topic 832) Disclosures by Business Entities about Government Assistance	This guidance improves the transparency of financial reporting by adding requirements for disclosures related to government assistance. The adoption of this ASU did not have a significant impact on the Company's consolidated financial statements.	January 1, 2022

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2022
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
Recently Issued Accounting Guidance

The following ASUs were recently issued by the FASB, which could significantly impact the Company's financial statements:

Standards Pending Adoption	Description	Effective/Adoption Date	Anticipated Impact
ASU 2020-04 Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting	The standard provides optional expedients and exceptions for applying GAAP to contracts, hedges and other transaction that will be impacted by reference rate reform.	March 12, 2020 through December 31, 2024	The Company is currently assessing the impact this ASU will have on its consolidated financial statements. The ASU allows for early adoption in any year end after issuance of the update.
ASU 2022-06 Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848	The standard defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024.	December 31, 2024	The Company does not expect this ASU will have a significant impact on its consolidated financial statements.
ASU 2022-04 Liabilities-Supplier Finance Programs	The standard improves the transparency of financial reporting by adding requirements for disclosures related supplier finance programs.	January 1, 2023	The Company does not expect this ASU will have a significant impact on its consolidated financial statements.

NOTE 2: EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per share includes the dilutive effect of potential common shares outstanding. Under the two-class method of computing earnings (loss) per share, non-vested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities. The Company’s participating securities include restricted stock units (RSUs), director deferred shares and shares that were vested but deferred by employees. The Company calculated basic and diluted earnings (loss) per share under both the treasury stock method and the two-class method. For the years presented there were no differences in the earnings (loss) per share amounts calculated using the two methods. Accordingly, the treasury stock method is disclosed below; however, because the Company is in a net loss position, dilutive shares of 1.5, 1.2 and 1.2 for the years ended December 31, 2022, 2021 and 2020, respectively, are excluded from the shares used in the computation of diluted earnings (loss) per share.

The following table represents amounts used in computing earnings (loss) per share and the effect on the weighted-average number of shares of dilutive potential common shares for the years ended December 31:

	2022	2021	2020
Numerator
Income (loss) used in basic and diluted loss per share
Net loss	$(585.6)	$(78.1)	$(267.8)
Net income (loss) income attributable to noncontrolling interests	(4.2)	0.7	1.3
Net loss attributable to Diebold Nixdorf, Incorporated	$(581.4)	$(78.8)	$(269.1)
Denominator
Weighted-average number of common shares used in basic and diluted earnings (loss) per share (1)	79.0	78.3	77.6
Net loss per share attributable to Diebold Nixdorf, Incorporated
Basic and diluted loss per share	$(7.36)	$(1.01)	$(3.47)
(1)Shares of 4.2, 3.9 and 2.4 for the years ended December 31, 2022, 2021 and 2020, respectively, are excluded from the computation of diluted earnings (loss) per share because the effects are anti-dilutive, irrespective of the net loss position.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2022
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
NOTE 3: SHARE-BASED COMPENSATION AND EQUITY

Dividends. In May 2018, the Company announced the decision of its Board of Directors to reallocate future dividend funds towards debt reduction and other capital resource needs. Accordingly, the Company has not paid a dividend since 2018.

Share-Based Compensation Cost. The Company recognizes costs resulting from all share-based payment transactions based on the fair value of the award as of the grant date. Awards are valued at fair value and compensation cost is recognized on a straight-line basis over the requisite periods of each award. To cover the exercise and/or vesting of its share-based payments, the Company uses a combination of new shares from its authorized, unissued share pool and its treasury shares. The number of common shares that may be issued pursuant to the 2017 Equity and Performance Incentive Plan (the 2017 Plan) was 15.9, of which 7.1 shares were available for issuance at December 31, 2022.

The following table summarizes the components of the Company’s employee and non-employee directors share-based compensation programs recognized as selling and administrative expense for the years ended December 31:

	2022	2021	2020
Stock options
Pre-tax compensation expense	$0.3	$1.5	$1.7
Tax benefit	—	(0.4)	(0.5)
Stock option expense, net of tax	$0.3	$1.1	$1.2

RSU's
Pre-tax compensation expense	$13.6	$8.7	$8.9
Tax benefit	(1.6)	(2.2)	(2.2)
RSU expense, net of tax	$12.0	$6.5	$6.7

Performance shares
Pre-tax compensation expense	$(0.5)	$3.6	$4.3
Tax benefit	—	(1.0)	(1.0)
Performance share expense, net of tax	$(0.5)	$2.6	$3.3

Total share-based compensation
Pre-tax compensation expense	$13.4	$13.8	$14.9
Tax benefit	(1.6)	(3.6)	(3.7)
Total share-based compensation, net of tax	$11.8	$10.2	$11.2

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2022
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
The following table summarizes information related to unrecognized share-based compensation costs as of December 31, 2022:

	Unrecognized Cost	Weighted-Average Period
		(years)
Stock options	$—	0.1
RSUs	6.4	1.2
Performance shares	0.1	0.8
	$6.5
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

Stock Options

In previous years, stock options were granted to employees that generally vest after a period of one year to three years and have a term of ten years from the issuance date. No stock options were granted in 2022 or 2021. Option exercise prices typically equal the closing price of the Company’s common shares on the date of grant. The estimated fair value of the options granted was calculated using a Black-Scholes option pricing model using the following assumptions:

	2022	2021	2020
Expected life (in years)	0	0	5
Weighted-average volatility	—%	—%	64%
Risk-free interest rate	—%	—%	0.49-1.47%
Expected dividend yield	—%	—%	—%

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

Options outstanding and exercisable as of December 31, 2022 and changes during the year ended were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
		(per share)	(in years)
Outstanding at January 1, 2022	2.6	$13.45
Expired or forfeited	(1.1)	$8.79
Granted	—	$—
Outstanding at December 31, 2022	1.5	$16.81	5	$—
Options exercisable at December 31, 2022	1.5	$16.91	5	$—
(1)The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing share price on the last trading day of the year in 2022 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders exercised their options on December 31, 2022. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common shares.

The aggregate intrinsic value of options exercised was minimal for the years ended December 31, 2022, 2021 and 2020. The weighted-average, grant-date fair value of stock options granted for the year ended December 31, 2020 was $6.05.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2022
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
Restricted Stock Units

Each RSU provides for the issuance of one common share of the Company at no cost to the holder and are granted to both employees and non-employee directors. RSUs either cliff vest after one year or vest per annum over a three-year period. Non-vested employee RSUs are forfeited upon termination unless the Board of Directors determines otherwise.

Non-vested RSUs outstanding as of December 31, 2022 and changes during the year ended were as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2022	1.6	$10.87
Forfeited	(0.5)	$9.78
Vested	(1.2)	$9.36
Granted	2.3	$6.57
Non-vested at December 31, 2022	2.2	$7.53

The weighted-average grant-date fair value of RSUs granted for the years ended December 31, 2022, 2021 and 2020 was $6.57, $13.71 and $10.64, respectively. The total fair value of RSUs vested during the years ended December 31, 2022, 2021 and 2020 was $11.0, $10.3 and $12.7, respectively.

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

Non-vested performance shares outstanding as of December 31, 2022 and changes during the year ended were as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2022 (1)	2.2	$10.57
Forfeited	(1.5)	$17.75
Vested	(0.2)	$13.45
Granted	0.9	$7.28
Non-vested at December 31, 2022	1.4	$0.30
(1)Non-vested performance shares are based on a maximum potential payout. Actual shares vested at the end of the performance period may be less than the maximum potential payout level depending on achievement of the performance objectives, as determined by the Board of Directors.

The weighted-average grant-date fair value of performance shares granted for the years ended December 31, 2022 and 2021 was $7.28 and $13.73, respectively. No performance shares were granted in 2020. The total fair value of performance shares vested during the years ended December 31, 2022, 2021 and 2020 was $2.0, $0.0 and $1.2, respectively.

Liability Awards

In addition to the equity awards described above, the Company has certain performance and service based awards that will be settled in cash and are accounted for as liabilities. The total compensation expense for these awards was $(4.7), $7.1 and $21.4 for the years ended December 31, 2022, 2021 and 2020, respectively. These awards vest ratably over a three-year period.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2022
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

NOTE 4: INCOME TAXES

The following table presents components of loss from operations before taxes for the years ended December 31:

	2022	2021	2020
Domestic	$(413.2)	$(168.3)	$(293.8)
Foreign	(25.4)	117.6	24.3
Total	$(438.6)	$(50.7)	$(269.5)

The following table presents the components of income tax expense (benefit) for the years ended December 31:

	2022	2021	2020
Current
U.S. federal	$8.5	$3.5	$3.5
Foreign	43.3	38.2	14.6
State and local	4.0	(1.2)	0.4
Total current	55.8	40.5	18.5
Deferred
U.S. federal	62.5	(1.7)	7.1
Foreign	22.4	(11.4)	(22.6)
State and local	8.5	0.3	(4.0)
Total deferred	93.4	(12.8)	(19.5)
Income tax expense (benefit)	$149.2	$27.7	$(1.0)

Income tax expense (benefit) attributable to loss from operations before taxes differed from the amounts computed by applying the U.S. federal income tax rate of 21 percent to pre-tax loss from operations. The following table presents these differences for the years ended December 31:

	2022	2021	2020
Statutory tax benefit	$(92.1)	$(10.6)	$(56.6)
State and local taxes (net of federal tax benefit)	(17.6)	(0.6)	(3.6)
Brazil non-taxable incentive	(4.6)	(4.3)	(5.2)
Valuation allowances	209.8	33.8	32.5
Goodwill impairment	9.3	—	—
Foreign tax rate differential	(4.6)	2.2	(6.1)
Tax on unremitted foreign earnings	4.2	0.7	1.8
Change to uncertain tax positions	1.8	(9.2)	(23.9)
U.S. taxed foreign income	17.1	6.9	8.7
Non-deductible (non-taxable) items	15.5	0.7	12.2
Termination of company owned life insurance	—	—	35.1
Return to provision	3.3	(0.8)	(9.6)
Withholding tax and other taxes	5.4	8.7	4.6
Other	1.7	0.2	9.1
Income tax expense (benefit)	$149.2	$27.7	$(1.0)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2022
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
The effective tax rate for 2022 was (34.0) percent. Tax expense items contributing to the difference from the U.S. federal income tax rate included valuation allowances, U.S. tax on foreign income, non-deductible expenses, goodwill impairments, withholding taxes, changes to uncertain tax position accruals and other items. These items were partially offset by benefits of utilization of U.S. foreign tax credits, nontaxable incentives, and foreign rate differential.

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

The effective tax rate for 2020 was 0.4 percent. Tax expense items contributing to the difference from the U.S. federal income tax rate included U.S. tax on foreign income, valuation allowances related to certain foreign and U.S. tax attributes for which realization does not meet the more likely than not criteria, non-deductible expenses, and the tax effects of terminating certain company-owned life insurance policies. These items were partially offset by tax credits, benefits related to settling certain open tax years in Germany and the U.S., changes to uncertain tax position accruals, and benefit related to regulations issued in 2020 related to US tax reform.

The Company recognizes the benefit of tax positions taken or expected to be taken in its tax returns in the consolidated financial statements when it is more likely than not that the position will be sustained upon examination by authorities. Recognized tax positions are measured at the largest amount of benefit that is more likely than not of being realized upon settlement.

Details of the unrecognized tax benefits are as follows:

	2022	2021	2020
Balance at January 1	$55.1	$36.8	$50.9
Increases (decreases) related to prior year tax positions, net	(1.7)	42.1	0.9
Increases related to current year tax positions	—	—	—
Settlements	(0.7)	(23.3)	(7.7)
Reductions due to lapse of applicable statute of limitations	(0.6)	(0.5)	(7.3)
Balance at December 31	$52.1	$55.1	$36.8

Of the Company's $52.1 unrecognized tax benefits, if recognized, $12.1 would affect the Company's effective tax rate. The remaining $40.0 relates to a prior year tax return position, which if recognized, would be offset by changes in valuation allowances and have no effect on the Company's effective tax rate.

The Company classifies interest expense and penalties related to the underpayment of income taxes in the consolidated financial statements as income tax expense. As of December 31, 2022 and 2021, accrued interest and penalties related to unrecognized tax benefits totaled $1.3 and $1.7, respectively.

Within the next 12 months, no material changes to our unrecognized tax benefits are expected for currently reserved positions. Tax years prior to 2018 are closed by statute for U.S. federal tax purposes. The Company is subject to tax examination in various U.S. state jurisdictions for tax years 2012 to the present. In addition, the Company is subject to a German tax audit for tax years 2018-2019, and other various foreign jurisdictions for tax years 2013 to the present.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2022
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:

	2022	2021
Deferred tax assets
Accrued expenses	$51.9	$50.8
Warranty accrual	12.3	12.4
Deferred compensation	3.0	3.9
Allowances for doubtful accounts	5.0	8.0
Inventories	18.5	19.6
Deferred revenue	28.1	19.8
Pensions, post-retirement and other benefits	48.6	48.8
Deferred finance charges	108.3	—
Tax credits	—	67.2
Net operating loss carryforwards	179.4	150.7
Capital loss carryforwards	1.3	1.1
State deferred taxes	28.0	8.6
Lease liability	28.9	34.5
Other	22.8	18.8
	536.1	444.2
Valuation allowances	(468.3)	(261.8)
Net deferred tax assets	$67.8	$182.4

Deferred tax liabilities
Property, plant and equipment, net	$10.3	$12.9
Goodwill and intangible assets	88.2	112.6
Undistributed earnings	34.4	32.2
Right-of-use assets	31.5	34.5
Net deferred tax liabilities	164.4	192.2
Net deferred tax (liability) asset	$(96.6)	$(9.8)

Deferred income taxes reported in the consolidated balance sheets as of December 31 are as follows:

	2022	2021
Deferred income taxes - assets	$—	$95.7
Deferred income taxes - liabilities	(96.6)	(105.5)
Net deferred tax (liabilities) assets	$(96.6)	$(9.8)

As of December 31, 2022, the Company had domestic and international net operating loss (NOL) carryforwards of $918.0, resulting in an NOL deferred tax asset of $179.4. Of these NOL carryforwards, $454.9 expire at various times between 2023 and 2043 and $463.2 does not expire.
The Company recorded a valuation allowance to reflect the estimated amount of certain U.S., foreign and state deferred tax assets that, more likely than not, will not be realized. The net change in total valuation allowance for the years ended December 31, 2022 and 2021 was an increase of $206.5 and $32.3, respectively. The 2022 valuation allowance increase was driven primarily by the Company's going concern assessment. Of the total 2022 net increase of $206.5, the Company recorded $209.8 to tax expense, approximately ($3.3) was recorded to shareholder’s equity.

For the years ended December 31, 2022 and 2021, provisions were made for foreign withholding taxes and estimated foreign income taxes which may be incurred upon the remittance of certain undistributed earnings in foreign subsidiaries and foreign unconsolidated affiliates. Provisions have not been made for income taxes on $994.9 of undistributed earnings at December 31,

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2022
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
2022 in foreign subsidiaries and corporate joint ventures that were deemed permanently reinvested. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, depends on certain circumstances existing if and when remittance occurs. A deferred tax liability will be recognized if and when the Company no longer plans to permanently reinvest these undistributed earnings.

The Company’s undistributed earnings in foreign subsidiaries that are deemed permanently reinvested increased compared to the prior-year amount and was primarily impacted by current year income.

NOTE 5: INVENTORIES

Major classes of inventories are summarized as follows:

	2022	2021
Raw materials and work in process	$200.6	$194.1
Finished goods	229.4	180.3
Total product inventories	430.0	374.4

Service parts	158.1	169.8
Total inventories	$588.1	$544.2

NOTE 6: PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment, at cost less accumulated depreciation and amortization as of December 31:

	Estimated Useful Life (years)	2022	2021
Land and land improvements	(1)	$10.0	$10.6
Buildings and building improvements	15-30	68.3	69.1
Machinery, tools and equipment	5-12	81.8	85.2
Leasehold improvements (2)	10	17.1	24.2
Computer equipment	3	101.1	105.6
Computer software	5-10	127.8	129.0
Furniture and fixtures	5-8	54.6	59.7
Tooling	3-5	134.7	141.2
Construction in progress		4.6	7.8
Total property plant and equipment, at cost		$600.1	$632.4
Less accumulated depreciation and amortization		479.4	494.3
Total property plant and equipment, net		$120.7	$138.1
(1)Estimated useful life for land and land improvements is perpetual and 15 years, respectively.
(2)The estimated useful life for leasehold improvements is the lesser of 10 years or the term of the lease.

During 2022, 2021 and 2020, depreciation expense, computed on a straight-line basis over the estimated useful lives of the related assets, was $29.8, $46.4 and $73.7, respectively.

In the second quarter of 2021, the Company sold assets located at the Hamilton, Ohio facility for proceeds of approximately $1.7, which resulted in a gain on sale of $0.4.

In the fourth quarter of 2020, the Company sold its former headquarters building in North Canton, Ohio for proceeds of $7.2, which resulted in a gain on sale of $0.6.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2022
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
NOTE 7: INVESTMENTS

The Company’s investments, primarily in Brazil, consist of certificates of deposit that are recorded at fair value based upon quoted market prices. Changes in fair value are recognized in interest income, determined using the specific identification method, and were minimal. There were no gains from the sale of securities or proceeds from the sale of securities prior to the maturity date for the year ended December 31, 2022.

The Company has deferred compensation plans that enable certain employees to defer receipt of a portion of their cash, 401(k) or share-based compensation and enable non-employee directors to defer receipt of director fees at the participants’ discretion. For deferred cash-based compensation, the Company established rabbi trusts (refer to Note 19 of the consolidated financial statements), which are recorded at fair value of the underlying securities within securities and other investments. The related deferred compensation liability is recorded at fair value within other long-term liabilities. Realized and unrealized gains and losses on marketable securities in the rabbi trusts are recognized in interest income.

The Company’s investments subject to fair value measurement consist of the following:

	Cost Basis	Unrealized Gain	Fair Value
As of December 31, 2022
Short-term investments
Certificates of deposit	$24.6	$—	$24.6
Long-term investments
Assets held in a rabbi trust	$4.3	$0.1	$4.4

As of December 31, 2021
Short-term investments
Certificates of deposit	$34.3	$—	$34.3
Long-term investments:
Assets held in a rabbi trust	$5.4	$1.6	$7.0

Securities and other investments also includes cash surrender value of insurance contracts of $3.2 and $4.0 as of December 31, 2022 and 2021, respectively.

The Company has certain non-consolidated joint ventures that are not significant subsidiaries and are accounted for under the equity method of accounting. The Company owns 48.1 percent of Inspur Financial Information System Co., Ltd. (Inspur JV) and 49.0 percent of Aisino-Wincor Retail & Banking Systems (Shanghai) Co., Ltd. (Aisino JV). The Company engages in transactions in the ordinary course of business with the respective joint ventures. As of December 31, 2022, the Company had accounts receivable and accounts payable balances with these joint ventures of $18.9 and $25.7, respectively, which are included in trade receivables, less allowances for doubtful accounts and accounts payable on the condensed consolidated balance sheets.

NOTE 8: GOODWILL AND INTANGIBLE ASSETS

In the second quarter of 2022, the Company reorganized its reportable segments in connection with the new and simplified operating model implemented by the recently appointed Chief Executive Officer. This organizational change is described in further detail in Note 19 of the consolidated financial statements, and is consistent with how the Chief Executive Officer, the chief operating decision maker (CODM), makes key operating decisions, allocates resources, and assesses the performance of the business.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2022
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
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

In addition to the quantitative goodwill impairment test, the Company also performed a reassignment of the goodwill to the new reporting units using a relative fair value allocation approach required by Accounting Standards Codification (ASC) 350. The results of that reassignment are included in the summary below.

	Legacy Reporting Units		New Reporting Unit
	Eurasia Banking	Americas Banking	Banking	Retail	Total
Goodwill	$590.4	$444.7	$—	$236.2	$1,271.3
Accumulated impairment losses	(291.7)	(122.0)	—	(57.2)	(470.9)
Balance at January 1, 2021	$298.7	$322.7	$—	$179.0	$800.4
Divestitures	—	—	—	(3.3)	(3.3)
Currency translation adjustment	(29.0)	(4.6)	—	(19.9)	(53.5)
Goodwill	$561.4	$440.1	$—	$213.0	$1,214.5
Impairment	—	—	—	—	—
Accumulated impairment losses	(291.7)	(122.0)	—	(57.2)	(470.9)
Balance at December 31, 2021	$269.7	$318.1	$—	$155.8	$743.6
Currency translation adjustment	(6.3)	(1.0)	—	(4.4)	(11.7)
Goodwill	$555.1	$439.1	$—	$208.6	$1,202.8
Currency translation adjustment	—	—	(18.6)	(11.0)	(29.6)
Goodwill reassignment	(555.1)	(439.1)	922.2	72.0	—
Goodwill	—	—	903.6	269.6	1,173.2
Accumulated impairment reassignment	291.7	122.0	(413.7)		—
Accumulated impairment losses	—	—	(413.7)	(57.2)	(470.9)
Balance at December 31, 2022	$—	$—	$489.9	$212.4	$702.3

Goodwill. In the fourth quarter of 2022 and in connection with the annual goodwill impairment test, the Company performed a quantitative assessment prescribed by ASC 350 using a combination of the income valuation and market approach methodology. The determination of the fair value of the reporting unit requires significant estimates and assumptions, including significant unobservable inputs. The key inputs included, but were not limited to, discount rates, terminal growth rates, market multiple data from selected guideline public companies, management’s internal forecasts which include numerous assumptions such as projected net sales, gross profit, sales mix, operating and capital expenditures and earnings before interest and taxes margins, among others. No impairment resulted from the quantitative annual goodwill impairment test as both reporting units had substantial excess of fair value over carrying value.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2022
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
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

The following summarizes information on intangible assets by major category:

		December 31, 2022			December 31, 2021
	Weighted-average remaining useful lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships, net	3.2 years	$662.3	$(448.7)	$213.6	$703.3	$(401.6)	$301.7

Capitalized software development	2.1 years	245.2	(202.7)	42.5	228.1	(184.9)	43.2
Development costs non-software	0.7 years	48.7	(48.7)	—	51.8	(51.6)	0.2
Other	5.0 years	48.7	(47.2)	1.5	50.8	(48.4)	2.4
Other intangible assets, net		342.6	(298.6)	44.0	330.7	(284.9)	45.8
Total		$1,004.9	$(747.3)	$257.6	$1,034.0	$(686.5)	$347.5

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

The following table identifies the activity relating to total capitalized software development:

	2022	2021	2020
Beginning balance as of January 1	$43.2	$38.0	$46.0
Capitalization	28.7	31.1	17.2
Amortization	(14.1)	(23.3)	(27.2)
Impairment	(9.8)	—	—
CTA, transferred to held-for-sale, other	(5.5)	(2.6)	2.0
Ending balance as of December 31	$42.5	$43.2	$38.0

The Company's total amortization expense, excluding deferred financing costs, was $96.2, $102.7 and $106.7 for the years ended December 31, 2022, 2021 and 2020, respectively. The expected annual amortization expense is as follows:

Estimated amortization
2023	$88.4
2024	84.2
2025	60.5
2026	19.8
2027	0.3
$253.2

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2022
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Changes in the Company’s warranty liability balance are illustrated in the following table:

	2022	2021
Balance at January 1	$36.3	$38.6
Current period accruals	19.5	24.4
Current period settlements	(26.4)	(24.4)
Currency translation	(1.1)	(2.3)
Balance at December 31	$28.3	$36.3

NOTE 10: RESTRUCTURING

In the fourth quarter of 2021, the Company completed the execution of a multi-year restructuring and transformation program called DN Now. On a cumulative basis, $218.9 of expenses were incurred through December 31, 2021. These costs consisted of $200.2 of severance charges with the remainder related to costs of personnel transitioning out of the organization, and consulting fees paid to third-party organizations who assisted with our transition to a shared service model.

In the second quarter of 2022, the Company announced a new initiative to streamline operations, drive efficiencies and digitize processes, targeting annualized cost savings of more than $150.0 by the end of 2023. Throughout 2022, the Company incurred $124.2 of restructuring and transformation costs. The most significant of these costs was $54.9 and $7.6, recorded in the second and fourth quarters of 2022, respectively, that was accrued for severance payments under an ongoing severance benefit program. Consistent with DN Now, other than severance, the remainder of the expenses incurred primarily relate to transitioning personnel and consultant fees in relation to the transformation process.

In connection with the latest restructuring initiative, several facilities have been identified for closure, which resulted in a $5.4 impairment of right-of-use assets and related leasehold improvements and furniture and fixtures recorded during the second quarter of 2022. In connection with the organizational simplification and related portfolio optimization, $4.1 of German capitalized software was impaired in the third quarter of 2022.

The following table summarizes the impact of the Company’s restructuring and transformation charges, excluding the aforementioned impairments, on the consolidated statements of operations for the years ended December 31:

	2022	2021	2020
Cost of sales - services	$7.7	$13.0	$14.1
Cost of sales - products	13.1	2.4	8.2
Selling and administrative expense	94.4	13.1	52.9
Research, development and engineering expense	9.0	(0.3)	6.4
Total	$124.2	$28.2	$81.6

The following table summarizes the Company’s restructuring severance accrual balance and related activity:

Balance at January 1, 2020	$42.6
Liabilities incurred	81.6
Liabilities paid/settled	(61.3)
Balance at December 31, 2020	$62.9
Liabilities incurred	15.4
Liabilities paid/settled	(43.0)
Balance at December 31, 2021	$35.3
Liabilities incurred	62.5
Liabilities paid/settled	(53.6)
Balance at December 31, 2022	$44.2

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2022
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
NOTE 11: DEBT

Outstanding debt balances were as follows:

	December 31,
	2022	2021
Notes payable – current
Uncommitted lines of credit	$0.9	$1.6
Revolving Facility	—	35.9
2023 Term Loan B Facility - USD	12.9	4.8
2023 Term Loan B Facility - Euro	5.1	4.7
2025 Extended Term Loan B Facility - USD	5.3	—
2025 Extended Term Loan B Facility - EUR	1.1	—
Other	1.7	0.3
	27.0	47.3
Short-term deferred financing fees	(3.0)	(0.2)
	$24.0	$47.1

Long-term debt
Revolving Facility	$—	$25.0
2023 Term Loan B Facility - USD	—	$381.0
2023 Term Loan B Facility - EUR	—	375.6
2024 Senior Notes	72.1	400.0
2025 Senior Secured Notes - USD	2.7	700.0
2025 Senior Secured Notes - EUR	4.7	396.4
2026 Asset Backed Loan (ABL)	182.0	—
2025 Extended Term Loan B Facility - USD	529.5	—
2025 Extended Term Loan B Facility - EUR	95.5	—
2026 2L Notes	333.6	—
2025 Exchanged Senior Secured Notes - USD	718.1	—
2025 Exchanged Senior Secured Notes - EUR	379.7	—
2025 Superpriority Term Loans	400.6	—
Other	6.3	4.2
	2,724.8	2,282.2
Long-term deferred financing fees	(139.0)	(36.6)
	$2,585.8	$2,245.6

On March 11, 2022, the Company entered into the eleventh and most recent amendment to its Existing Credit Agreement, to amend the financial covenants with respect to its "Total Net Leverage Ratio".
On December 29, 2022 (the “Settlement Date”), the Company completed a series of transactions with certain key financial stakeholders to refinance certain debt with near-term maturities and provide the Company with new capital. The transactions and related material definitive agreements entered into by the Company are described below.

2024 Senior Notes

On the Settlement Date, the Company completed a private exchange offer and consent solicitation with respect to the outstanding 8.50% Senior Notes due 2024, which included (i) a private offer to certain eligible holders to exchange any and all 2024 Senior Notes for units (the “Units”) consisting of (a) new 8.50%/12.50% Senior Secured PIK Toggle Notes due 2026 issued by the Company (the “2L Notes”) and (b) a number of warrants (the “New Warrants” and, together with the Units and the New Notes, the “New Securities”) to purchase common shares, par value $1.25 per share, of the Company (“Common Shares”) and

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2022
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
(ii) a related consent solicitation to adopt certain proposed amendments to the indenture governing the 2024 Senior Notes (the “2024 Senior Notes Indenture”) to eliminate certain of the covenants, restrictive provisions and events of default intended to protect holders, among other things, from such indenture (collectively, the “2024 Exchange Offer and Consent Solicitation”).

Pursuant to the 2024 Exchange Offer and Consent Solicitation, the Company accepted $327.9 in aggregate principal amount of the 2024 Senior Notes (representing 81.97% of the aggregate principal amount outstanding of the 2024 Senior Notes) tendered for exchange and issued $333.6 in aggregate principal amount of Units consisting of $333.6 in aggregate principal amount of 2L Notes and 15,813,847 New Warrants to purchase up to 15,813,847 Common Shares.

Each New Warrant will initially represent the right to purchase one Common Share, at an exercise price of $0.01 per share. The New Warrants will, in the aggregate and upon exercise, be exercisable for up to 15,813,847 Common Shares (representing 19.99% of the Common Shares outstanding on the business day immediately preceding the Settlement Date), subject to adjustment. Unless earlier cancelled in accordance with their terms, New Warrants can be exercised at any time on and after April 1, 2024 and prior to December 30, 2027 (or, if such day is not a business day, the next succeeding day that is a business day). No cash will be payable by a warrantholder in respect of the exercise price for a New Warrant upon exercise.

If a Termination Event (as defined in the agreement governing the Units) occurs with respect to any Units prior to April 1, 2024, the New Warrants forming part of such Units will automatically terminate and become void without further legal effect and will be cancelled for no further consideration.
The 2L Notes are the Company’s senior secured obligations and are guaranteed by the Company’s material subsidiaries in the United States, Belgium, Canada, Germany, France, Italy, the Netherlands, Poland, Spain, Sweden and the United Kingdom (the “Specified Jurisdictions”), in each case, subject to agreed guaranty and security principles and certain exclusions. The obligations of the Company and the guarantors are secured (i) on a second-priority basis by certain Non-ABL Priority Collateral (as defined below) held by the Company and those guarantors that are organized in the United States, (ii) on a third-priority basis by certain other Non-ABL Priority Collateral held by the Company and the guarantors and (iii) on a fourth-priority basis by the ABL Priority Collateral (as defined below).

The 2L Notes will mature on October 15, 2026 and bear interest at a fixed rate of 8.50% per annum through July 15, 2025, after which interest will accrue at the rate of 8.50% (if paid in cash) or 12.50% (if paid in the form of PIK Interest (as defined in the New indenture governing the 2L Notes (the “2L Notes Indenture”)), subject to the applicable interest period determination election made for each applicable interest period after such date.

Interest on the 2L Notes will be payable on January 15 and July 15 of each year, commencing on July 15, 2023. Interest will accrue from the Settlement Date.

The 2L Notes will be redeemable at the Company’s option, in whole or in part, at any time at 100% of their principal amount, together with accrued and unpaid interest, subject to certain restrictions.

Upon the occurrence of specific kinds of changes of control, the Company will be required to make an offer to repurchase some or all of the 2L Notes at 101% of their principal amount, plus accrued and unpaid interest to, but excluding, the repurchase date, subject to certain restrictions. Further, if the Company or its subsidiaries sell assets, under certain circumstances, the Company will be required to use the net proceeds from such sales to make an offer to purchase New Notes at an offer price in cash in an amount equal to 100% of the principal amount of the New Notes plus accrued and unpaid interest to, but excluding, the repurchase date, subject to certain restrictions.

The 2L Notes Indenture contains covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness and guarantee indebtedness, pay dividends, prepay, redeem or repurchase certain debt, incur liens and to merge, consolidate or sell assets.

The Company is required to raise equity capital prior to the maturity date of the 2024 Senior Notes in an amount necessary to repurchase, redeem, prepay or pay in full the Excess Stub Notes.

2025 Senior Secured Notes

On the Settlement Date, the Company also completed the private exchange offers and consent solicitations with respect to the outstanding 9.375% Senior Secured Notes due 2025 issued by the Company (the “2025 USD Senior Notes”) and the outstanding 9.000% Senior Secured Notes due 2025 issued by Diebold Nixdorf Dutch Holding B.V. (the “Dutch Issuer”), a direct and wholly owned subsidiary of the Company (the “2025 EUR Senior Notes”, and together with the 2025 USD Senior Notes, the “2025 Senior Notes”), which included (i) private offers to certain eligible holders to exchange (a) any and all 2025 USD Senior Notes for new senior secured notes (the “New 2025 USD Senior Notes”) having the same terms as the 2025 USD Senior Notes, other than the issue date, the first interest payment date, the first date from which interest will accrue and other

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2022
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
than with respect to CUSIP and ISIN numbers and (b) any and all 2025 EUR Senior Notes for new senior secured notes (the “New 2025 EUR Senior Notes” and, together with the New 2025 USD Senior Notes, the “New 2025 Notes”) having the same terms as the 2025 EUR Senior Notes, other than the issue date, the first interest payment date, the first date from which interest will accrue and other than with respect to ISIN numbers and common codes and (ii) related consent solicitations to enter into supplemental indentures with respect to (a) the indenture governing the 2025 USD Senior Notes, dated as of July 20, 2020 (the “2025 USD Senior Notes Indenture”), and (b) the indenture governing the 2025 EUR Senior Notes, dated as of July 20, 2020 (the “2025 EUR Senior Notes Indenture” and, together with the 2025 USD Senior Notes Indenture, the “2025 Senior Notes Indentures”), in order to amend certain provisions of the 2025 Senior Notes Indentures to, among other things, permit the refinancing transactions set forth in the Transaction Support Agreement, dated as of October 20, 2022 (as amended, the “Transaction Support Agreement”), among the Company, certain of its subsidiaries and certain creditors (collectively, the “2025 Exchange Offers and Consent Solicitations” and, together with the 2024 Exchange Offer and Consent Solicitation, the “Exchange Offers and Consent Solicitations”).
The 2025 Exchange Offers and Consent Solicitations were completed on the terms and subject to the conditions set forth in the Offering Memorandum and Consent Solicitation Statement, dated as of November 28, 2022 (as amended, the “2025 Offering Memorandum”), and the related eligibility letter. Pursuant to the 2025 Exchange Offers and Consent Solicitations, the Company accepted $697.3 in aggregate principal amount of the 2025 USD Senior Notes (representing 99.61% of the aggregate principal amount of the outstanding 2025 USD Senior Notes) tendered for exchange and issued $718.1 in aggregate principal amount of the New 2025 USD Senior Notes. The Dutch Issuer accepted €345.6 in aggregate principal amount of the 2025 EUR Senior Notes (representing 98.75% of the aggregate principal amount of the outstanding 2025 EUR Senior Notes) tendered for exchange and issued €356.0 aggregate principal amount of the New 2025 EUR Senior Notes. In addition, eligible holders received payment in cash for accrued and unpaid interest on the 2025 Senior Notes that were accepted for exchange.
The New 2025 USD Senior Notes are the Company’s senior secured obligations. The New 2025 USD Senior Notes and the 2025 USD Senior Notes that remain outstanding are guaranteed by the Company’s material subsidiaries in the Specified Jurisdictions, in each case, subject to agreed guaranty and security principles and certain exclusions. The obligations of the Company and the guarantors are secured (i) on a first-priority basis, ranking pari passu with the Superpriority Facility (as defined below), the 2025 EUR Senior Notes, the New 2025 EUR Senior Notes and the Existing Term Loans (as defined below) (excluding released liens), by certain Non-ABL Priority Collateral held by the Company and those guarantors that are organized in the United States, (ii) on a second-priority basis by certain other Non-ABL Priority Collateral held by the Company and the guarantors and (iii) on a third-priority basis by the ABL Priority Collateral.

The New 2025 USD Senior Notes will mature on July 15, 2025 and bear interest at a rate of 9.375% per year from the Settlement Date.

Interest on the New 2025 USD Senior Notes will be payable on January 15 and July 15 of each year, commencing on January 15, 2023.

The New 2025 USD Senior Notes will be redeemable at the Company’s option, in whole or in part, upon not less than 15 nor more than 60 days’ notice mailed or otherwise sent to each holder, at 104.688% of their principal amount prior to July 15, 2023, 102.344% prior to July 15, 2024 and 100% thereafter, together with accrued and unpaid interest, if any, to, but excluding, the date of redemption, subject to certain restrictions.

Upon the occurrence of specific kinds of changes of control, the Company will be required to make an offer to repurchase some or all of the New 2025 USD Senior Notes at 101% of their principal amount, plus accrued and unpaid interest to, but excluding, the repurchase date, subject to certain restrictions. Further, if the Company or its subsidiaries sell assets, under certain circumstances, the Company will be required to use the net proceeds from such sales to make an offer to purchase the New 2025 USD Senior Notes at an offer price in cash in an amount equal to 100% of the principal amount of the New 2025 USD Senior Notes plus accrued and unpaid interest to, but excluding, the repurchase date, subject to certain restrictions.
The New 2025 EUR Senior Notes are the Dutch Issuer’s senior secured obligations. The New 2025 EUR Senior Notes and the 2025 EUR Senior Notes that remain outstanding are guaranteed by the Company and the Company’s material subsidiaries (other than the Dutch Issuer) in the Specified Jurisdictions, in each case, subject to agreed guaranty and security principles and certain exclusions. The obligations of the Dutch Issuer and the guarantors are secured (i) on a first-priority basis, ranking pari passu with the Superpriority Facility, the 2025 USD Senior Notes, the New 2025 USD Senior Notes and the Existing Term Loans (excluding released liens), by certain Non-ABL Priority Collateral held by the Company and those guarantors that are organized in the United States, (ii) on a second-priority basis by certain other Non-ABL Priority Collateral held by the Company and the guarantors and (iii) on a third-priority basis by the ABL Priority Collateral.

The New 2025 EUR Senior Notes will mature on July 15, 2025 and bear interest at a rate of 9.000% per year from the Settlement Date.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2022
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
Interest on the New 2025 EUR Senior Notes will be payable on January 15 and July 15 of each year, commencing on January 15, 2023.

The New 2025 EUR Senior Notes will be redeemable at the Dutch Issuer’s option, in whole or in part, upon not less than 15 nor more than 60 days’ notice mailed or otherwise sent to each holder, at 104.500% of their principal amount prior to July 15, 2023, 102.250% prior to July 15, 2024 and 100% thereafter, together with accrued and unpaid interest, if any, to, but excluding, the date of redemption, subject to certain restrictions.

Upon the occurrence of specific kinds of changes of control, the Dutch Issuer will be required to make an offer to repurchase some or all of the New 2025 EUR Senior Notes at 101% of their principal amount, plus accrued and unpaid interest to, but excluding, the repurchase date, subject to certain restrictions. Further, if the Dutch Issuer or its subsidiaries sell assets, under certain circumstances, the Dutch Issuer will be required to use the net proceeds from such sales to make an offer to purchase the New 2025 EUR Senior Notes at an offer price in cash in an amount equal to 100% of the principal amount of the New 2025 EUR Senior Notes plus accrued and unpaid interest to, but excluding, the repurchase date, subject to certain restrictions.

The Twelfth Amendment to the Existing Credit Agreement

On the Settlement Date, the Company entered into a twelfth amendment (the “Twelfth Amendment”) to the Credit Agreement, dated as of November 23, 2015 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Existing Credit Agreement”).

The Twelfth Amendment, among other things, (i) permits the Exchange Offers and Consent Solicitations, the Term Loan Exchange (as defined below), the Superpriority Facility (as defined below), the ABL Facility and certain other related transactions (together, the “Refinancing Transactions”), (ii) removes substantially all negative covenants and mandatory prepayment provisions from the Existing Credit Agreement and (iii) directs the collateral agent under the Existing Credit Agreement to release the liens on certain current-asset collateral securing the ABL Facility on a first-priority basis (the “ABL Priority Collateral”) and certain other collateral securing the Company’s obligations under the Existing Credit Agreement and the Company’s existing subsidiary guarantors’ obligations under the related guarantees (in each case, to the extent permitted, including under applicable law).

Superpriority Facility

On the Settlement Date, the Company and Diebold Nixdorf Holding Germany GmbH (the “Superpriority Borrower”) entered into a Credit Agreement (the “Superpriority Credit Agreement”), providing for a superpriority secured term loan facility of $400 (the “Superpriority Facility”). On the Settlement Date, the Superpriority Borrower borrowed the full $400 of term loans available (the "Superpriority Term Loans").

The proceeds of the borrowing under the Superpriority Facility were or will be used, respectively, (i) on the Settlement Date, to repay the New Term Loans (as defined below) in an amount equal to 15% of the principal amount of Existing Term Loans (as defined below) that participated in the Term Loan Exchange (the “Initial New Term Loan Paydown”), (ii) on December 31, 2023, to repay the New Term Loans in an amount equal to 5% of the principal amount (at the time of the Term Loan Exchange) of Existing Term Loans that participated in the Term Loan Exchange, subject to satisfaction of certain liquidity conditions, (iii) solely in the event that the repayment in (ii) is not made as a result of such liquidity conditions not being satisfied, on December 31, 2024, to repay the New Term Loans in an amount equal to 5% of the principal amount (at the time of the Term Loan Exchange) of Existing Term Loans that participated in the Term Loan Exchange, subject to satisfaction of the same liquidity condition measured on a pro forma basis on December 31, 2024 and (iv) for general corporate purposes (excluding making payments on any other funded indebtedness).

The Superpriority Term Loans will mature on July 15, 2025. The Superpriority Term Loans bear interest equal to (i) in the case of Term Benchmark Loans (as defined in the Superpriority Credit Agreement), the Adjusted Term SOFR Rate (as defined in the Superpriority Credit Agreement and subject to a 4.0% floor) plus a 0.10% credit spread adjustment plus an applicable margin of 6.40% and (ii) in the case of Floating Rate Loans (as defined in the Superpriority Credit Agreement), the Alternate Base Rate (as defined in the Superpriority Credit Agreement and subject to a 5.0% floor) plus an applicable margin of 5.40%. Interest accrued on the Superpriority Loans is payable (i) in the case of Term Benchmark Loans, on the last day of the applicable Interest Period (as defined in the Superpriority Credit Agreement) (provided that, if the Interest Period is longer than three months, interest is also payable on the last day of each three-month interval during such Interest Period), on any date on which the Term Benchmark Loans are repaid, and at maturity, and (ii) in the case of Floating Rate Loans, on the last business day of each March, June, September and December occurring after the Settlement Date, beginning with March 31, 2023, and at maturity.

Pursuant to the Transaction Support Agreement, the Superpriority Borrower paid a fee to the lenders under the Superpriority Facility in an amount equal to 6.40% per annum of such lenders’ commitments (the “Ticking Fee”), which began accruing on

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2022
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
December 20, 2022 until the Settlement Date. The total amount of the Ticking Fee paid to all lenders was $0.6, and was paid in the form of additional Superpriority Term Loans on the Settlement Date.

The obligations of the Superpriority Borrower under the Superpriority Facility are guaranteed, subject to certain exclusions and agreed guaranty and security principles, by the Company and the Company’s material subsidiaries in the Specified Jurisdictions and secured (i) on a first-priority basis by substantially all assets (subject to agreed guaranty and security principles and certain exclusions) other than the ABL Priority Collateral (the “Non-ABL Priority Collateral”) held by the Superpriority Borrower and those guarantors that are organized outside the United States and certain Non-ABL Priority Collateral held by the Company and those guarantors that are organized in the United States, (ii) on a first-priority basis, ranking pari passu with the New Term Loans, the 2025 Senior Notes, the New 2025 Notes and the Existing Term Loans (excluding released liens), by certain Non-ABL Priority Collateral held by the Company and those guarantors that are organized in the United States and (iii) on a second-priority basis by the ABL Priority Collateral.

The Superpriority Borrower may prepay the Superpriority Term Loans at any time; provided that voluntary prepayments and certain mandatory prepayments made (i) prior to December 29, 2024 must be accompanied by a customary make-whole premium and (ii) on or after December 29, 2024 must be accompanied by a premium of 5.00% of the aggregate principal amount of the Superpriority Term Loans being prepaid. The Superpriority Credit Agreement additionally provides that the Superpriority Borrower is required to prepay the Superpriority Term Loans in certain circumstances, including (i) in connection with asset sales, where mandatory prepayments must be made with the proceeds of such asset sales and accompanied by a premium of 1.00% of the aggregate principal amount of the loans being prepaid, and (ii) in connection with change of control and certain other transformative transactions, where prepayments must be accompanied by a premium of 5.00% of the aggregate principal amount of the loans being prepaid. Amounts borrowed and repaid under the Superpriority Facility may not be reborrowed.

The Superpriority Credit Agreement contains affirmative and negative covenants customary for facilities of its type, including, but not limited to, delivery of financial information, limitations on mergers, consolidations and fundamental changes, limitations on sales of assets, limitations on investments and acquisitions, limitations on liens, limitations on transactions with affiliates, limitations on indebtedness, limitations on negative pledge clauses, limitations on restrictions on subsidiary distributions, limitations on restricted payments and limitations on certain payments of indebtedness. The Superpriority Credit Agreement contains restrictions on making repayments of certain junior indebtedness prior to their maturity, subject to certain specified repayment conditions.

The Superpriority Credit Agreement provides for certain customary events of default, including, but not limited to, nonpayment of principal, interest, fees or other amounts, breach of covenants, cross default and cross acceleration to material indebtedness, voluntary and involuntary bankruptcy or insolvency proceedings, unpaid material judgments and change of control.

Term Loans

On December 16, 2022, the Company made an offer to (i) each of the lenders (collectively, the “Existing Dollar Term Lenders”) holding certain dollar term loans (the “Existing Dollar Term Loans”) under the Existing Credit Agreement providing for the opportunity to exchange all (but not less than all) of the principal amount of its Existing Dollar Term Loans for the same principal amount of Dollar Term Loans (the “New Dollar Term Loans”) as defined in and made pursuant to the New Term Loan Credit Agreement (as defined below), plus the Transaction Premium (as defined in the Twelfth Amendment), and (ii) each of the lenders (collectively, the “Existing Euro Term Lenders” and together with the Existing Dollar Term Lenders, the “Existing Term Lenders”) holding certain euro term loans (the “Existing Euro Term Loans” and together with the Existing Dollar Term Loans, the “Existing Term Loans”; the loan facility for the Existing Term Loans, the “Existing Term Loan Facility”) providing for the opportunity to exchange all (but not less than all) of the principal amount of its Existing Euro Term Loans for either (a) the same principal amount of Euro Term Loans (the “New Euro Term Loans” and together with the New Dollar Term Loans, the “New Term Loans”; the loan facility for the New Term Loans, the “New Term Loan Facility”) as defined in and made pursuant to the New Term Loan Credit Agreement or (b) the same principal amount of New Dollar Term Loans (with the exchange rate used for such conversion of the existing principal amount denominated in euros to the equivalent new principal amount denominated in dollars determined by reference to the WMR 4pm London Mid Spot Rate published by Refinitiv at 4:00 p.m. (London Time) on the date that was two business days prior to the Settlement Date), in each case, plus the Transaction Premium (collectively, clauses (i) and (ii), the “Term Loan Exchange Offer” and the exchange pursuant to the Term Loan Exchange Offer, the “Term Loan Exchange”).

On the Settlement Date, the Company completed the Term Loan Exchange whereby approximately 96.6% of the aggregate principal amount of Existing Dollar Term Loans and approximately 98.6% of the aggregate principal amount of Existing Euro Term Loans, were exchanged into $626.0 (including a transaction premium of $18.2) in aggregate principal amount of New Dollar Term Loans, and €106.0 (including a transaction premium of € 3.1) in aggregate principal amount of New Euro Term Loans.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2022
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
Substantially concurrently with the completion of the Term Loan Exchange Offer, the Company prepaid $91.2 in aggregate principal amount of New Dollar Term Loans and €15.4 in aggregate principal amount of New Euro Term Loans, pursuant to the Initial New Term Loan Paydown and consistent with the Transaction Support Agreement. On December 31, 2023, the Company will prepay $30.4 in aggregate principal amount of the New Dollar Term Loans and €5.1 in aggregate principal amount of the New Euro Term Loans, subject to satisfaction of certain liquidity conditions.

As a result of the Term Loan Exchange, the Company’s obligations in respect of the Existing Term Loans of each lender who participated in the Term Loan Exchange were discharged and deemed satisfied in full, and each such lender’s commitments with respect to the Existing Term Loans were canceled.

The terms of the New Term Loans are governed by a Credit Agreement (the "New Term Loan Credit Agreement"), dated as of the Settlement Date, among the Company the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and GLAS America LLC, as collateral agent, which provides that the New Term Loans will mature on July 15, 2025.

The New Term Loans bear interest at a rate equal to (i) in the case of Term Benchmark Loans (as defined in the New Term Loan Credit Agreement), (a) for New Dollar Term Loans, the Adjusted Term SOFR Rate (as defined in the New Term Loan Credit Agreement and subject to a 1.50% floor) plus a 0.10% credit spread adjustment plus an applicable margin of 5.25% and (b) for New Euro Term Loans, the Adjusted EURIBOR Rate (as defined in the New Term Loan Credit Agreement and subject to a 0.50% floor) plus an applicable margin of 5.50% and (ii) in the case of Floating Rate Loans (as defined in the New Term Loan Credit Agreement), the Alternate Base Rate (as defined in the New Term Loan Credit Agreement and subject to a 2.50% floor) plus an applicable margin of 4.25%. Interest accrued on the New Term Loans is payable (i) in the case of Term Benchmark Loans, on the last day of the applicable Interest Period (as defined in the New Term Loan Credit Agreement) (provided that, if the Interest Period is longer than three months, interest is also payable on the last day of each three month interval during such Interest Period), on any date on which the Term Benchmark Loans are repaid and at maturity, (ii) in the case of Floating Rate Loans, on the last business day of each March, June, September and December occurring after the Settlement Date, beginning with March 31, 2023, and at maturity.

The obligations of the Company under the New Term Loan Credit Agreement are guaranteed, subject to certain exclusions and agreed guaranty and security principles, by the Company’s material subsidiaries in the Specified Jurisdictions and secured (i) on a first-priority basis, ranking pari passu with the Superpriority Facility, the 2025 Senior Notes, the New 2025 Notes and the Existing Term Loans (excluding released liens), by certain Non-ABL Priority Collateral held by the Company and those guarantors that are organized in the United States, (ii) on a second-priority basis by certain other Non-ABL Priority Collateral held by the guarantors that are organized outside the United States and (iii) on a third-priority basis by the ABL Priority Collateral.

The New Term Loan Credit Agreement contains affirmative and negative covenants customary for facilities of its type, including, but not limited to, delivery of financial information, limitations on mergers, consolidations and fundamental changes, limitations on sales of assets, limitations on investments and acquisitions, limitations on liens, limitations on transactions with affiliates, limitations on indebtedness, limitations on negative pledge clauses, limitations on restrictions on subsidiary distributions, limitations on restricted payments and limitations on certain payments of indebtedness.

The New Term Loan Credit Agreement provides that the Company may prepay the New Term Loans at any time without premium or penalty, subject to restrictions contained in the documentation governing the Company’s other indebtedness. The New Term Loan Credit Agreement additionally provides that the Company will be required to prepay the New Term Loans in certain circumstances (without premium), including with the proceeds of asset sales and in connection with change of control transactions. Once repaid, the New Term Loans may not be reborrowed.

ABL Revolving Credit and Guaranty Agreements

On the Settlement Date, the Company and subsidiary borrowers (together with the Company, the “ABL Borrowers”) entered into a Revolving Credit and Guaranty Agreement (the “ABL Credit Agreement”). The ABL Credit Agreement provides for an asset-based revolving credit facility (the “ABL Facility”) consisting of three Tranches (respectively, “Tranche A,” “Tranche B” and “Tranche C”) with a total commitment of up to $250, including a Tranche A commitment of up to $155, a Tranche B commitment of up to $25 and a Tranche C commitment of up to $70. Letters of credit are limited to the lesser of (i) $50 and (ii) the aggregate unused amount of the applicable lenders’ Tranche A commitments then in effect. Swing line loans are limited to the lesser (i) $50 and (ii) in respect of an applicable borrower, such borrower’s Tranche A available credit then in effect. Subject to currencies available under the applicable Tranche, loans under the ABL Facility may be denominated, depending on the Tranche being drawn, in U.S. Dollars, Canadian Dollars, Euros and Pounds Sterling. The ABL Facility replaced the commitments of the Company’s existing revolving credit lenders under the Existing Credit Agreement, which were repaid in full and terminated on the Settlement Date.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2022
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
On the Settlement Date, certain ABL Borrowers borrowed a total of $182 under the ABL Facility, consisting of $122 of Tranche A loans and $60 of Tranche C loans. The proceeds of borrowing under the ABL Facility were or will be used, as applicable, (i) to finance the Refinancing Transactions, including the repayment of revolving loans outstanding under the Existing Credit Agreement on the Settlement Date, (ii) to finance the ongoing working capital requirements of the ABL Borrowers and their respective subsidiaries and (iii) for other general corporate purposes.

The ABL Facility will mature on July 20, 2026, subject to a springing maturity to a date that is 91 days prior to the maturity date of any indebtedness for borrowed money (other than any Existing Term Loans or 2024 Senior Notes that were not exchanged in connection with the Refinancing Transactions) in an aggregate principal amount of more than $25 incurred by the Company or any of its subsidiaries. Loans under the ABL Facility bear interest determined by reference to a benchmark rate plus a margin of between 1.50% and 3.00%, in each case, depending on the amount of excess availability, the currency of the loans and the type of loans under the ABL Facility. A commitment fee equal to 0.50% per annum of the average daily unused portion is also payable quarterly by the ABL Borrowers under the ABL Facility.

The ABL Borrowers may borrow only up to the lesser of the level of the then-current borrowing base and the committed maximum borrowing capacity of $250, subject to certain sub-caps that are applicable under the ABL facility. The obligations of the ABL Borrowers under the ABL Facility are guaranteed, subject to certain exclusions and agreed guaranty and security principles, by the Company’s material subsidiaries in the Specified Jurisdictions and secured (i) on a first-priority basis by the ABL Priority Collateral, and (ii) on a junior-most priority basis by the Non-ABL Priority Collateral.

The ABL Borrowers may voluntarily repay outstanding loans under the ABL Facility at any time, without prepayment premium, subject to certain customary “breakage” costs. Amounts borrowed and repaid under the ABL Facility may be reborrowed.

The ABL Credit Agreement contains affirmative and negative covenants customary for facilities of its type, including, but not limited to, delivery of financial information, limitations on mergers, consolidations and fundamental changes, limitations on sales of assets, limitations on investments and acquisitions, limitations on liens, limitations on transactions with affiliates, limitations on indebtedness, limitations on negative pledge clauses, limitations on restrictions on subsidiary distributions, limitations on restricted payments and limitations on certain payments of indebtedness. The ABL Facility also requires the maintenance of a minimum Fixed Charge Coverage Ratio (as defined in the ABL Credit Agreement) of 1.00 to 1.00 for the four-fiscal-quarter period immediately preceding such date when excess availability is less than the greater of $25 and 10% of the Line Cap (as defined in the ABL Credit Agreement) then in effect.

The ABL Credit Agreement contains customary events of default, including, but not limited to, nonpayment of principal, interest, fees or other amounts, breach of covenants, cross default and cross acceleration to material indebtedness, voluntary and involuntary bankruptcy or insolvency proceedings, unpaid material judgments and change of control.

Going Concern Assessment

Pursuant to the requirements of ASC Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a
Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the consolidated financial statements are issued. As part of this assessment, based on conditions that are known and reasonably knowable to us, the Company considers various scenarios, forecasts, projections, and estimates, and makes certain key assumptions, including the timing and nature of projected cash expenditures or programs, and the Company’s ability to delay or curtail those expenditures or programs, if necessary, among other factors. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the condensed consolidated financial statements are issued.

During the fourth quarter of 2022, an amendment to the Transaction Support Agreement was signed that requires the Company to raise equity capital to repurchase, redeem, prepay, or pay in full any Excess Stub Notes. As of December 31, 2022, the outstanding principal balance of the 2024 Senior Notes is approximately $72.1 and may decrease as a result of the Registered Public Exchange Offer. If by April 15, 2024, the Company is unable to reduce the principal balance of the 2024 Senior Notes to below $20 either via participation in the Registered Exchange Offer or raised equity capital, it will constitute an event of default under the Superpriority Facility, the New Term Loans and the 2025 Senior Notes Indentures, which would permit the creditors thereunder to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. Furthermore, if the obligors under these facilities and indentures are unable to repay the amounts due and payable thereunder, those lenders and noteholders could proceed against the collateral granted them to secure that indebtedness. In the event the Company’s lenders or noteholders accelerate the repayment of its indebtedness, the Company and its subsidiaries may not have sufficient assets to repay that indebtedness. In the event the Company’s lenders or noteholders accelerate the repayment of its indebtedness, the Company and its subsidiaries may not have sufficient assets to repay that indebtedness.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2022
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

At the closing of the Refinancing Transactions, the Company drew down the ABL Facility to make payments to suppliers and vendors. As of December 31, 2022, therefore, the Company had no additional availability under the ABL Facility and $344 of cash, cash equivalents, restricted cash and short-term investments. As designed, the ABL Facility availability resets each month. Initially, the Company believed that the Refinancing Transactions, along with cash from operations, would be sufficient to meet the Company’s near-term and long-term liquidity needs for at least the next 12 months. Over the course of the first quarter of 2023, the borrowing base under the ABL Facility and the availability under the ABL Facility as of March 2023 has been substantially limited. In addition, slower-than-expected conversion of inventory into revenue has further suppressed liquidity. Accordingly, without modifications to the ABL Facility and access to additional capital, the Company currently projects that it will not generate sufficient cash from operations or have access to other sources of liquidity to sustain its operating needs or to meet its obligations as they become due over the twelve-month period from the date the consolidated financial statements are issued.

The Company is currently working to improve its operating performance and its cash, liquidity and financial position. In addition, the Company is in discussions with the lenders under the ABL Facility regarding modifications to the borrowing base under the ABL Facility to provide the Company with access to additional borrowings. The Company is also engaged in discussions with its lenders regarding additional short-term liquidity, including potentially providing additional liquidity in the form of a “first-in-last-out” facility to be provided under the ABL Facility, which a lender has provided a "highly confident letter" for, subject to customary conditions. The Company expects the first-in-last-out facility to provide $55 of additional liquidity and to close by March 20, 2023, however, there can be no assurance that such a facility will be entered into by such date or at all. In addition, the Company is in discussions with its lenders about other strategic initiatives and liquidity solutions for its business. However, there can be no assurance that the Company’s efforts to improve its operating performance and financial position will be successful, that it will be able to modify the terms of the ABL Facility, or that it will be able to obtain additional financing on commercially reasonable terms or at all. As a result, the Company’s liquidity and ability to timely meet its obligations when due could be adversely affected.

Based on the circumstances discussed above, substantial doubt exists regarding our ability to continue as a going concern.

The inclusion of the “going concern” uncertainty paragraph in the independent registered public accounting firm’s report covering the consolidated financial statements would have constituted a default under the agreements governing the ABL Facility, the Superpriority Facility and the New Term Loans; however, the requisite lenders under each of these facilities have waived such default.

The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

Uncommitted Line of Credit

As of December 31, 2022, the Company had various international, short-term uncommitted lines of credit with borrowing limits aggregating to $25.9. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of December 31, 2022 and 2021 was 11.02 percent and 3.24 percent, respectively. Short-term uncommitted lines mature in less than one year. The remaining amount available under the short-term uncommitted lines at December 31, 2022 was $25.0.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2022
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
The cash flows related to debt borrowings and repayments were as follows:

	December 31,
	2022	2021
Revolving credit facility borrowings	$693.9	$590.9

Revolving credit facility repayments	$(572.9)	$(590.1)

Proceeds from 2025 Superpriority Term Loans	370.0	—
International short-term uncommitted lines of credit and other borrowings	16.1	11.2
Other debt borrowings	$386.1	$11.2

Payments on Term Loan B Facility - USD under the Credit Agreement	(95.4)	(4.8)
Payments on Term Loan B Facility - Euro under the Credit Agreement	(20.2)	(4.8)
International short-term uncommitted lines of credit and other repayments	(15.4)	(9.8)
Other debt repayments	$(131.0)	$(19.4)

Below is a summary of financing and replacement facilities information:

Financing and Replacement Facilities	Interest Rate Index and Margin	Maturity/Termination Dates	Initial Term (Years)
Term Loan B Facility - USD(i)	LIBOR + 2.75%	November 2023	7.5
Term Loan B Facility - Euro(iii)	EURIBOR + 3.00%	November 2023	7.5
2024 Senior Notes	8.50%	April 2024	8
2025 Senior Secured Notes - USD	9.38%	July 2025	5
2025 Senior Secured Notes - EUR	9.00%	July 2025	5

ABL(iii)	SOFR + 2.50-3.00%	July 2026	3.5
Extended Term B USD(iv)	SOFR + 5.35%	July 2025	2.5
Extended Term B EUR(v)	EURIBOR + 5.60%	July 2025	2.5
2L Notes	8.50% / 12.50% PIK	October 2026	3.8
Exchanged USD Senior Secured Notes	9.38%	July 2025	2.5
Exchanged EUR Senior Secured Notes	9.00%	July 2025	2.5
Superpriority Term Loans(vi)	SOFR + 6.50%	July 2025	2.5
(i)LIBOR with a floor of 0.0 percent
(ii)EURIBOR with a floor of 0.0 percent
(iii)SOFR with a floor of 0.0 percent
(iv)SOFR with a floor of 1.5 percent
(v)EURIBOR with a floor of 0.5 percent
(vi)SOFR with a floor of 4.0 percent

Maturities of long-term debt as of December 31, 2022 are as follows:

Maturities of Debt(1)
2023	$25.8
2024	84.8
2025	2,124.4
2026	594.3
$2,829.3

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2022
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
1.Total debt maturities will differ from the schedule of debt instruments above due to PIK (paid-in-kind) interest associated with the 2L Notes that will increase the carrying value of this instrument over the term of the loan.

Interest expense on the Company’s debt instruments for the years ended December 31, 2022, 2021 and 2020 was $187.9, $180.0 and $269.7, respectively.

NOTE 12: REDEEMABLE NONCONTROLLING INTERESTS

Changes in redeemable noncontrolling interests were as follows:

	2022	2021	2020
Balance at January 1	$—	$19.2	$20.9
Other comprehensive income	—	—	—
Redemption value adjustment	—	—	(1.7)
Redemption of shares	—	—	—
Termination of put option	—	(19.2)	—
Balance at December 31	$—	$—	$19.2

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

NOTE 13: ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the years ended December 31:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-Retirement Benefits	Other	Accumulated Other Comprehensive Loss
Balance at December 31, 2020	$(256.7)	$(2.6)	$(6.1)	$(146.9)	$(0.6)	$(412.9)
Other comprehensive income (loss) before reclassifications (1)	(54.2)	0.7	8.6	7.0	(0.9)	(38.8)
Amounts reclassified from AOCI	—	—	(2.1)	75.3	—	73.2
Net current period other comprehensive income (loss)	(54.2)	0.7	6.5	82.3	(0.9)	34.4
Balance at December 31, 2021	$(310.9)	$(1.9)	$0.4	$(64.6)	$(1.5)	$(378.5)
Other comprehensive income (loss) before reclassifications (1)	(41.2)	—	5.5	0.9	2.8	(32.0)
Amounts reclassified from AOCI	—	—	(0.6)	51.1	—	50.5
Net current period other comprehensive income (loss)	(41.2)	—	4.9	52.0	2.8	18.5
Balance at December 31, 2022	$(352.1)	$(1.9)	$5.3	$(12.6)	$1.3	$(360.0)
(1)     Other comprehensive income (loss) before reclassifications within the translation component excludes (gains)/losses of $(5.9) and $(0.6) of translation attributable to noncontrolling interests for December 31, 2022 and 2021, respectively.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2022
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
The following table summarizes the details about amounts reclassified from AOCI for the years ended December 31:

	2022	2021
	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations
Interest rate hedges (net of tax of $0.1 and $0.8, respectively)	$(0.6)	$(2.1)	Interest expense
Pension and post-retirement benefits:
Net prior service benefit amortization (net of tax of $0.0 and $0.0, respectively)	2.4	—	(1)
Net actuarial gains recognized during the year (net of tax of $0.0 and $23.2, respectively)	38.5	76.0	(1)
Net actuarial gains (losses) recognized due to settlement (net of tax of $0.0 and $(0.4), respectively)	10.2	(0.7)	(1)
	51.1	75.3
Total reclassifications for the period	$50.5	$73.2
(1)    Pension and other post-retirement benefits AOCI components are included in the computation of net periodic benefit cost (refer to Note 15 of the consolidated financial statements).

NOTE 14: ACQUISITIONS AND DIVESTITURES

Divestitures

In the first and second quarters of 2022, the Company received net proceeds of $5.8 and $4.7, respectively, from the German reverse vending business sale. The Company signed a divestiture agreement for its German reverse vending business in the fourth quarter of 2021, however the transaction had not closed as it was pending the regulatory process as of December 31, 2021. An impairment loss was recorded in 2021 related to this transaction for $1.3.

In the third quarter of 2022, the Company received $3.5 in cash proceeds related to the sale of IT assets with no book value.

In the fourth quarter of 2022, the Company received $2.7 in cash proceeds and recognized $1.9 of gain related to the sale of a building in Belgium.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2022
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

The following tables set forth the change in benefit obligation, change in plan assets, funded status, consolidated balance sheet presentation and net periodic benefit cost for the Company’s defined benefit pension plans and other benefits at and for the years ended December 31:

	Retirement Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans
	2022	2021	2022	2021	2022	2021
Change in benefit obligation
Benefit obligation at beginning of year	$584.4	$620.1	$420.5	$468.7	$5.7	$13.7
Service cost	—	—	8.9	9.8	—	0.1
Interest cost	17.3	15.9	4.1	2.9	0.2	0.7
Actuarial gain	(133.8)	(24.0)	(80.5)	(5.4)	(1.2)	(8.0)
Plan participant contributions	—	—	1.2	1.4	—	—
Benefits paid	(25.7)	(27.6)	(6.5)	(6.5)	(0.5)	(0.5)
Plan amendments	—	—	(2.4)	(2.9)	—	—
Settlements	(82.4)	—	(24.6)	(18.4)	—	—
Foreign currency impact	—	—	(22.9)	(29.1)	0.1	(0.3)
Acquired benefit plans and other	—	—	(0.3)	—	—	—
Benefit obligation at end of year	359.8	584.4	297.5	420.5	4.3	5.7
Change in plan assets
Fair value of plan assets at beginning of year	511.3	486.4	394.4	394.1	—	—
Actual return on plan assets	(113.8)	48.9	(27.6)	41.6	—	—
Employer contributions	3.6	3.5	10.9	9.6	0.5	0.5
Plan participant contributions	—	—	1.2	1.4	—	—
Benefits paid	(25.7)	(27.5)	(6.5)	(6.5)	(0.5)	(0.5)
Foreign currency impact	—	—	(22.5)	(27.5)	—	—
Settlements	(82.4)	—	(24.6)	(18.3)	—	—
Fair value of plan assets at end of year	293.0	511.3	325.3	394.4	—	—
Funded status	$(66.8)	$(73.1)	$27.8	$(26.1)	$(4.3)	$(5.7)
Amounts recognized in balance sheets
Noncurrent assets	$—	$—	$—	$—	$—	$—
Current liabilities	3.5	3.5	3.1	3.3	0.5	0.6
Noncurrent liabilities (1)	63.3	69.6	(30.9)	22.7	3.8	5.1
Accumulated other comprehensive loss:
Unrecognized net actuarial (loss) gain (2)	(77.3)	(94.9)	45.4	13.8	5.6	4.8
Unrecognized prior service (cost) benefit (2)	—	—	5.9	3.9		—
Net amount recognized	$(10.5)	$(21.8)	$23.5	$43.7	$9.9	$10.5
(1)    Included in the consolidated balance sheets in pensions, post-retirement and other benefits.
(2)    Represents amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2022
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

	Retirement Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans
	2022	2021	2022	2021	2022	2021
Change in accumulated other comprehensive loss
Balance at beginning of year	$(94.9)	$(154.5)	$17.7	$(3.8)	$4.8	$(3.8)
Prior service credit/loss recognized during the year	—	—	2.4	—	—	—
Net actuarial gains (losses) recognized during the year	(1.1)	50.6	38.4	23.6	1.2	8.0
Net actuarial (losses) gains occurring during the year	4.4	9.0	(1.6)	0.3	(0.5)	0.2
Net actuarial losses recognized due to settlement	14.3	—	(4.1)	(1.1)	—	—
Acquired benefit plans and other	—	—	—	(0.1)	—	0.2
Foreign currency impact	—	—	(1.5)	(1.2)	0.1	0.2
Balance at end of year	$(77.3)	$(94.9)	$51.3	$17.7	$5.6	$4.8

	Retirement Benefits						Other Benefits
	U.S. Plans			Non-U.S. Plans
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Components of net periodic benefit cost
Service cost	$—	$—	$3.8	$8.9	$9.8	$9.8	$—	$0.1	$0.1
Interest cost	17.3	15.9	18.9	4.1	2.9	4.0	0.2	0.7	0.8
Recognition/establishment of Germany benefit obligation	—	—	—	—	—	—	—	—	—
Expected return on plan assets	(21.2)	(22.3)	(25.4)	(14.5)	(14.5)	(13.4)	—	—	—
Other Adjustments	—	—	—	—	—	0.2	—	—	—
Amortization of prior service cost	—	—	—	(0.4)	(0.1)	2.8	—	—	—
Recognized net actuarial (gain) loss	4.4	8.9	7.8	(1.6)	0.3	(0.6)	(0.4)	0.2	0.4
Settlement (gain) loss	14.3	—	—	(4.1)	(1.1)	1.1	—	—	—
Net periodic benefit cost	$14.8	$2.5	$5.1	$(7.6)	$(2.7)	$3.9	$(0.2)	$1.0	$1.3

The following table represents information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31:

	U.S. Plans		Non-U.S. Plans
	2022	2021	2022	2021
Projected benefit obligation	$359.8	$584.4	$189.2	$293.9
Accumulated benefit obligation	$359.8	$584.4	$181.6	$282.3
Fair value of plan assets	$293.0	$511.3	$51.7	$88.7

The following table represents the weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans
	2022	2021	2022	2021	2022	2021
Discount rate	5.59%	2.99%	4.92%	2.39%	6.84%	4.22%
Rate of compensation increase	N/A	N/A	3.88%	3.89%	N/A	N/A

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2022
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
The following table represents the weighted-average assumptions used to determine periodic benefit cost at December 31:

	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans
	2022	2021	2022	2021	2022	2021
Discount rate	2.99%	2.62%	2.39%	1.90%	4.22%	5.19%
Expected long-term return on plan assets	5.25%	6.05%	3.30%	3.32%	N/A	N/A
Rate of compensation increase	N/A	N/A	3.89%	3.63%	N/A	N/A

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

During 2021, the Society of Actuaries released new mortality tables (Pri-2012) and projection scales resulting from recent studies measuring mortality rates for various groups of individuals. As of December 31, 2022, the Company used the Pri-2012 mortality tables and the MP-2021 mortality projection scales. The Pri-2012 mortality tables were also used in 2021.

The following table represents assumed healthcare cost trend rates at December 31:

	2022	2021
Healthcare cost trend rate assumed for next year	6.0%	5.6%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.0%	4.0%
Year that rate reaches ultimate trend rate	2046	2045

The healthcare trend rates for the postemployment benefits plans in the U.S. are reviewed based upon the results of actual claims experience. The Company used initial healthcare cost trends of 6.0 percent and 5.6 percent in 2022 and 2021, respectively, with an ultimate trend rate of 4.0 percent reached in 2046. Assumed healthcare cost trend rates have a modest effect on the amounts reported for the healthcare plans.

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
FORM 10-K as of December 31, 2022
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
The following table summarizes the Company’s target allocation for these asset classes in 2023, which are readjusted at least quarterly within a defined range for the U.S., and the Company’s actual pension plan asset allocation as of December 31, 2022 and 2021:

	U.S. Plans			Non-U.S. Plans
	Target	Actual		Target	Actual
	2023	2022	2021	2023	2022	2021
Equity securities	41%	43%	46%	52%	52%	55%
Debt securities	50%	48%	50%	26%	26%	25%
Real estate	4%	7%	3%	8%	8%	12%
Other	5%	2%	1%	14%	14%	8%
Total	100%	100%	100%	100%	100%	100%

The following table summarizes the fair value categorized into a three level hierarchy, as discussed in Note 1 of the consolidated financial statements, based upon the assumptions (inputs) of the Company’s plan assets as of December 31, 2022:

	U.S. Plans				Non-U.S. Plans
	Fair Value	Level 1	Level 2	NAV	Fair Value	Level 1	Level 2	NAV
Cash and short-term investments	$1.8	$1.8	$—	$—	$12.1	$11.4	$—	$0.7
Mutual funds	0.8	0.8	—	—	—	—	—	—
Equity securities
U.S. small cap core	—	—	—	—	—	—	—	—
International developed markets	—	—	—	—	170.4	167.5	—	2.9
Fixed income securities
U.S. corporate bonds	—	—	—	—	—	—	—	—
International corporate bonds	—	—	—	—	59.6	50.1	—	9.5
U.S. government	—	—	—	—	—	—	—	—
Fixed and index funds	—	—	—	—	23.7	14.2	—	9.5
Common collective trusts
Real estate (a)	20.1	—	—	20.1	25.5	—	14.5	11.0
Other (b)	263.1	—	—	263.1	16.8	—	—	16.8
Alternative investments
Private equity funds (c)	7.2	—	—	7.2	—	—	—	—
Other alternative investments (d)	—	—	—	—	17.2	0.3	—	16.9
Fair value of plan assets at end of year	$293.0	$2.6	$—	$290.4	$325.3	$243.5	$14.5	$67.3

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2022
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
The following table summarizes the fair value of the Company’s plan assets as of December 31, 2021:

	U.S. Plans				Non-U.S. Plans
	Fair Value	Level 1	Level 2	NAV	Fair Value	Level 1	Level 2	NAV
Cash and short-term investments	$2.5	$2.5	$—	$—	$19.7	$19.7	$—	$—
Other	0.5	0.5	—	—	—	—	—	—
Mutual funds	1.1	1.1	—	—	0.7	—	—	0.7
Equity securities
U.S. small cap core	—	—	—	—	—	—	—	—
International developed markets	—	—	—	—	216.8	214.6	—	2.2
Fixed income securities
U.S. corporate bonds	—	—	—	—	—	—	—	—
International corporate bonds	—	—	—	—	58.8	58.8	—	—
U.S. government	—	—	—	—	—	—	—	—
Fixed and index funds	—	—	—	—	38.6	18.9	—	19.7
Common collective trusts
Real estate (a)	17.2	—	—	17.2	45.8	—	15.9	29.9
Other (b)	485.9	—	—	485.9	—	—	—	—
Alternative investments
Multi-strategy hedge funds	—	—	—	—	—	—	—	—
Private equity funds (c)	4.1	—	—	4.1	—	—	—	—
Other alternative investments (d)	—	—	—	—	14.0	0.4	—	13.6
Fair value of plan assets at end of year	$511.3	$4.1	$—	$507.2	$394.4	$312.4	$15.9	$66.1

In 2022 and 2021, the fair value of investments categorized as level 3 represent the plan's interest in private equity, hedge and property funds. The fair value for these assets is determined based on the NAV as reported by the underlying investment managers.

(a) Real estate common collective trust. The objective of the real estate common collective trust (CCT) is to achieve long-term returns through investments in a broadly diversified portfolio of improved properties with stabilized occupancies. As of December 31, 2022, investments in this CCT, for U.S. plans, included approximately 22 percent office, 27 percent residential, 10 percent retail and 41 percent industrial, cash and other. As of December 31, 2021, investments in this CCT, for U.S. plans, included approximately 31 percent office, 24 percent residential, 12 percent retail and 33 percent industrial, cash and other. Investments in the real estate CCT can be redeemed once per quarter subject to available cash, with a 30-day notice.

(b) Other common collective trusts. At December 31, 2022, approximately 53 percent of the other CCTs are invested in fixed income securities including 36 percent in corporate bonds and 64 percent in U.S. Treasury and other. Approximately 19 percent of the other CCTs at December 31, 2022 are invested in Russell 1000 Fund large cap index funds, 16 percent in International Funds, and approximately 12 percent in funds, including emerging markets, real assets, and other funds. At December 31, 2021, approximately 52 percent of the other CCTs are invested in fixed-income securities, including approximately 42 percent in corporate bonds and 58 percent in U.S. Treasury and other. Approximately 20 percent of the other CCTs at December 31, 2021 are invested in Russell 1000 Fund large cap index funds, 15 percent in International Funds, and approximately 13 percent in funds, including emerging markets, real assets, and other funds. Investments in all common collective trust securities can be redeemed daily.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2022
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
(c)    Private equity funds. The objective of the private equity funds is to achieve long-term returns through investments in a diversified portfolio of private equity limited partnerships that offer a variety of investment strategies, targeting low volatility and low correlation to traditional asset classes. As of December 31, 2022 and 2021, investments in these private equity funds include approximately 26 percent and 33 percent, respectively, in buyout private equity funds that usually invest in mature companies with established business plans, approximately 17 percent and 19 percent, respectively, in special situations private equity and debt funds that focus on niche investment strategies and approximately 24 percent and 29 percent respectively, in venture private equity funds that invest in early development or expansion of business. Investments in the private equity fund can be redeemed only with written consent from the general partner, which may or may not be granted. At December 31, 2022 and 2021 the Company had unfunded commitments of underlying funds $1.6 and $2.4, respectively.

(d) Other alternative investments. Following the Acquisition, the Company’s plan assets were expanded with a combination of insurance contracts, multi-strategy investment funds and company-owned real estate. The fair value for these assets is determined based on the NAV as reported by the underlying investment manager, insurance companies and the trustees of the CTA.

The following table represents the amortization amounts expected to be recognized during 2023:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits
Amount of net prior service credit	$—	$(0.7)	$—
Amount of net loss (gain)	$0.6	$(3.7)	$(0.6)

The Company contributed $15.0 to its retirement and other benefit plans, including contributions to the nonqualified plan and benefits paid from company assets. In 2022, the Company received a reimbursement of $17.0 from the CTA assets to the Company for benefits paid directly from company assets during the year ended December 31, 2022. The Company expects to contribute approximately $0.6 to its other post-retirement benefit plan and expects to contribute approximately $26.2 to its retirement plans, including the nonqualified plan, as well as benefits payments directly from the Company during the year ending December 31, 2023. The Company anticipates reimbursement of approximately $22 for certain benefits paid from its trustee in 2022. The following benefit payments, which reflect expected future service, are expected to be paid:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits	Other Benefits after Medicare Part D Subsidy
2023	$22.5	$22.6	$0.6	$0.5
2024	$23.3	$18.9	$0.5	$0.5
2025	$24.2	$20.1	$0.5	$0.5
2026	$25.0	$20.9	$0.5	$0.5
2027	$25.7	$22.6	$0.5	$0.4
2028-2032	$132.8	$103.4	$1.9	$1.8

During 2022 the Company executed settlement agreements that reduced benefit obligations by $107.0 and resulted in non-cash expense of $10.1. These settlements included an agreement that the U.S. Pension Plan executed during the third quarter of 2022, which reduced benefit obligations by $82.4. As a result of the U.S. settlement, the Company recognized a non-cash expense of $14.3 which is reported in miscellaneous, net on the condensed consolidated statement of operations.

Retirement Savings Plan. The Company offers employee 401(k) savings plans (Savings Plans) to encourage eligible employees to save on a regular basis by payroll deductions. The Company match is determined by the Board of Directors and evaluated at least annually. Total Company match was $7.0, $7.4 and $6.9 for the years ended December 31, 2022, 2021 and 2020, respectively. The Company's basic match is 50 percent on the first 6 percent of a participant's qualified contributions, subject to IRS limits.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2022
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

The following table summarizes the weighted-average remaining lease terms and discount rates related to the Company's lease population:

	December 31, 2022	December 31, 2021
Weighted-average remaining lease terms (in years)
Operating leases	5.8	4.0
Finance leases	3.1	3.3
Weighted-average discount rate
Operating leases	15.4%	6.8%
Finance leases	11.9%	6.2%

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2022
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
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

As of December 31, 2022, the Company did not have any material leases that have not yet commenced but that create significant rights and obligations.

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

The following table summarizes the components of lease expense for the years ended December 31:

	2022	2021	2020
Lease expense
Operating lease expense	$75.7	$87.3	$93.6
Finance lease expense
Amortization of ROU lease assets	$4.1	$2.9	$1.5
Interest on lease liabilities	$0.7	$0.9	$0.5
Variable lease expense	$10.1	$7.8	$8.0

The following table summarizes the maturities of lease liabilities:

	Operating	Finance
2023	$53.1	$4.9
2024	34.4	3.3
2025	20.0	1.7
2026	12.2	1.0
2027	8.9	0.6
Thereafter	29.1	0.2
Total	157.7	11.7
Less: Present value discount	(42.0)	(1.9)
Lease liability	$115.7	$9.8

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2022
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
The following table summarizes the cash flow information related to leases:

	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating - operating cash flows	$76.2	$87.3
Finance - financing cash flows	$4.3	$2.3
Finance - operating cash flows	$0.7	$0.4
ROU lease assets obtained in the exchange for lease liabilities:
Operating leases	$28.1	$57.4
Finance leases	$7.4	$4.5

The following table summarizes the balance sheet information related to leases:

	December 31, 2022	December 31, 2021
Assets
Operating	$108.5	$152.4
Finance	10.3	7.1
Total leased assets	$118.8	$159.5

Current liabilities
Operating	$39.0	$54.5
Finance	4.1	2.5
Noncurrent liabilities
Operating	76.7	103.0
Finance	5.7	4.1
Total lease liabilities	$125.5	$164.1
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

Future minimum payments due from customers under finance lease receivables as of December 31, 2022 are as follows:

2023	$8.7
2024	5.0
2025	5.1
2026	4.6
2027	3.7
Thereafter	1.0
$28.1

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2022
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
The following table presents the components of finance lease receivables as of December 31:

	2022	2021
Gross minimum lease receivable	$28.1	$39.5
Allowance for credit losses	(0.2)	(0.3)
Estimated unguaranteed residual values	0.1	0.1
	28.0	39.3
Less:
Unearned interest income	(1.5)	(1.2)
Unearned residuals	—	—
	(1.5)	(1.2)
Total	$26.5	$38.1

The Company's combined allowance for finance receivables and notes receivables was minimal for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, finance leases and notes receivables individually evaluated for impairment were $26.7 and $0.5, respectively, with no provision recorded. As of December 31, 2021, finance leases and notes receivables individually evaluated for impairment were $38.4 and $0.6, respectively, with no provision recorded. As of December 31, 2022 and 2021, the recorded investment in past-due financing receivables was minimal and no recorded investment in finance receivables was past due 90 days or more and still accruing interest.

The following table presents finance lease receivables sold by the Company for the years ended December 31:

	2022	2021	2020
Finance lease receivables sold	$1.6	$1.9	$5.0

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

The following table summarizes the gain (loss) recognized on derivative instruments:

Derivative instrument	Classification on consolidated statement of operations	2022	2021	2020
Interest rate swaps and non-designated hedges	Interest expense	$(4.4)	$(8.4)	$(14.3)
Foreign exchange forward contracts and cash flow hedges	Net sales	(0.1)	—	1.2
Foreign exchange forward contracts and cash flow hedges	Cost of sales	(0.5)	0.1	—
Foreign exchange forward contracts and cash flow hedges	Foreign exchange gain (loss), net	—	(4.6)	(30.9)
Total		$(5.0)	$(12.9)	$(44.0)

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2022
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

As a result of the Company's refinancing activities in July 2020 (refer to Note 11 of the consolidated financial statements), the Company terminated $625.0 of interest rate hedges for a termination payout of $6.2.

The Company does not use derivatives for trading or speculative purposes and currently does not have any additional derivatives that are not designated as hedges.

NOTE 19: FAIR VALUE OF ASSETS AND LIABILITIES

Assets and Liabilities Recorded at Fair Value

Assets and liabilities subject to fair value measurement by fair value level and recorded at fair value are as follows:

	Classification on consolidated balance sheets	December 31, 2022			December 31, 2021
		Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets
Certificates of deposit	Short-term investments	$24.6	$24.6	$—	$34.3	$34.3	$—
Assets held in rabbi trusts	Securities and other investments	4.4	4.4	—	7.0	7.0	—
Foreign exchange forward contracts	Other current assets	—	—	—	0.1	—	0.1
Total		$29.0	$29.0	$—	$41.4	$41.3	$0.1

Liabilities
Foreign exchange forward contracts	Other current liabilities	$—	$—	$—	$0.1	$—	$0.1
Interest rate swaps - short term	Other current liabilities	—	—	—	2.8	—	2.8
Interest rate swaps - long term	Other liabilities	—	—	—	—	—
Deferred compensation	Other liabilities	4.4	4.4	—	7.0	7.0	—
Total		$4.4	$4.4	$—	$9.9	$7.0	$2.9

The Company uses the end of the period when determining the timing of transfers between levels. During each of the years ended December 31, 2022 and 2021, there were no transfers between levels.

The carrying amount of the Company's revolving credit facility approximates fair value. The remaining debt had a carrying value of $2,557.6 and fair value of $1,819.7 at December 31, 2022, and a carrying value of $2,267.0 and fair value of $1,584.1 at December 31, 2021.

Refer to Note 11 of the consolidated financial statements for further details surrounding long-term debt as of December 31, 2022. Additionally, the Company remeasures certain assets to fair value, using Level 3 measurements, as a result of the occurrence of triggering events. There was no significant assets or liabilities that were remeasured at fair value on a non-recurring basis during the periods presented.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2022
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
NOTE 20: COMMITMENTS AND CONTINGENCIES

Contractual Obligations

At December 31, 2022, the Company's purchase commitments due within one year were minimal for materials and services through contract manufacturing agreements at negotiated prices. The amounts purchased under these obligations were minimal in 2022. The Company guarantees a fixed cost of certain products used in production to its strategic partners. Variations in the products costs are absorbed by the Company.

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

At December 31, 2022, the Company was a party to several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the consolidated financial statements would not be materially affected by the outcome of these indirect tax claims and/or proceedings or asserted claims.

A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated accrual. The Company estimated the aggregate risk at December 31, 2022 to be up to $51.4 for its material indirect tax matters. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire.

Legal Contingencies

At December 31, 2022, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate were considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims.

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
FORM 10-K as of December 31, 2022
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

Bank Guarantees, Standby Letters of Credit, and Surety Bonds

In the ordinary course of business, the Company may issue performance guarantees on behalf of its subsidiaries to certain customers and other parties. Some of those guarantees may be backed by standby letters of credit, surety bonds, or similar instruments. In general, under the guarantees, the Company would be obligated to perform, or cause performance, over the term of the underlying contract in the event of an unexcused, uncured breach by its subsidiary, or some other specified triggering event, in each case as defined by the applicable guarantee. At December 31, 2022, the maximum future contractual obligations relative to these various guarantees totaled $173.2, of which $24.0 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2021, the maximum future payment obligations relative to these various guarantees totaled $155.6, of which $24.0 represented standby letters of credit to insurance providers, and no associated liability was recorded.

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

The Company includes a warranty in connection with certain contracts with customers, which are not considered to be separate performance obligations. The Company provides its customers a manufacturer’s warranty, and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. For additional information on product warranty refer to Note 9 of the consolidated financial statements. The Company also has extended warranty and service contracts available for its customers, which are recognized as separate performance obligations. Revenue is recognized on these contracts ratably as the Company has a stand-ready obligation to provide services when or as needed by the customer. This input method is the most accurate assessment of progress toward completion the Company can apply.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2022
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
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

Services. The Company provides its banking customers product-related services which include proactive monitoring, rapid resolution of incidents through remote service capabilities or an on-site visit and professional services.. First and second line maintenance, preventive maintenance and on-demand services keep the distributed assets of the Company's customers up and running through a standardized incident management process. Managed services and outsourcing consists of the end-to-end business processes, solution management, upgrades and transaction processing. The Company also provides a full array of cash management services, which optimizes the availability and cost of physical currency across the enterprise through efficient forecasting, inventory and replenishment processes.

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
FORM 10-K as of December 31, 2022
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
Refer to Note 24 of the consolidated financial statements for additional information regarding the Company's reportable operating segments, disaggregation of net sales by segments and product solutions, net sales by geographical region and disaggregation by timing of revenue recognition.

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

Contract balances

The following table provides 2022 and 2021 information about receivables and deferred revenue, which represent contract liabilities from contracts with customers:

	2022		2021
Contract balance information	Trade Receivables	Contract liabilities	Trade Receivables	Contract liabilities
Balance at January 1	$595.2	$322.4	$646.9	$346.8
Balance at December 31	$612.2	$453.2	$595.2	$322.4

Contract assets are minimal for the periods presented. The amount of revenue recognized in 2022 and 2021 from performance obligations satisfied (or partially satisfied) in previous periods, mainly due to the changes in the estimate of variable consideration and contract modifications was de minimis.

As of January 1, 2022, the Company had $322.4 of unrecognized deferred revenue constituting the remaining performance obligations that are either unsatisfied or partially unsatisfied. During 2022, the Company recognized revenue of $252.5 related to the Company's deferred revenue balance at January 1, 2022.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2022
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

Transaction price allocated to the remaining performance obligations

As of December 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1,400. The Company generally expects to recognize revenue on the remaining performance obligations over the next twelve to eighteen months. The Company enters into service agreements with cancellable terms after a certain period without penalty. Unsatisfied obligations reflect only the obligation during the initial term. The Company applies the practical expedient in ASC paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2022
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

At December 31, 2022, the Company had a net book value of capitalized cloud implementation costs of $19.0, which relates to a combination of the distribution subsidiary ERP and corporate tools to support business operations.

Amortization of cloud implementation fees totaled $2.5 for the year ended December 31, 2022, and $0.8 for the year ended December 31, 2021. These fees are expensed over the term of the cloud computing arrangement, and the expense is required to be recognized in the same line item in the income statement as the associated hosting service expenses.

NOTE 23: WAR IN UKRAINE

The Company has a Russian distribution subsidiary that generated approximately $45.0 in revenue and $5.0 in operating profit in 2021. Due to the economic sanctions levied on and developing economic conditions in Russia, the Company is making progress towards liquidating the distribution subsidiary.

Additionally, the Company had distribution partners in Russia, Ukraine and Belarus that generated approximately $35.0 in revenue and $5.0 in gross profit in 2021. Due to the Russian incursion into Ukraine and the related economic sanctions, the prospect of re-establishing revenue from these relationships is currently uncertain.

Based on the circumstances outlined above, the Company recorded an impairment charge of $16.8 in the first quarter of 2022, inclusive of trade receivables from customers in the region that are doubtful of being collected, inventory specifically for customers in the region and various other assets that are not recoverable.

The War in Ukraine has had implications on logistic routes, which is one of several macroeconomic conditions that is negatively impacting our supply chain. We are not particularly reliant on specific suppliers based in the affected areas, but circumvention has impacted lead times of inbound product. Management has identified elevated cybersecurity risk related to the matter, and has implemented mitigation strategies. The net cost of these risks in addition to the aforementioned liquidation, management of economic sanctions, humanitarian efforts and other related expenditures offset with certain recoveries was approximately $4.5 during the year ended December 31, 2022.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2022
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
NOTE 24: SEGMENT INFORMATION

During the second quarter of 2022, the Company appointed a new Chief Executive Officer and announced an organizational simplification initiative. In connection with those events, the Company's reportable segments are no longer Americas Banking, Eurasia Banking and Retail, and instead the reportable operating segments are the following: Banking and Retail. Under the simplified organization and related restructuring discussed in Note 8 of the consolidated financial statements, the Company does not have regionally focused direct reports to the CODM, and the CODM analyzes Banking and Retail on a global basis and not based on regional profitability metrics.

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
FORM 10-K as of December 31, 2022
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
The following tables represent information regarding the Company’s segment information and provides a reconciliation between segment operating profit and the consolidated income (loss) before income taxes for the years ended December 31:

	2022	2021	2020
Net sales summary by segment
Banking	$2,422.4	$2,711.1	$2,850.5
Retail	1,018.2	1,194.1	1,051.8
Held for sale non-core European retail business (7)	20.1	—	—
Total Revenue	$3,460.7	$3,905.2	$3,902.3

Segment operating profit
Banking	$310.8	$440.6	$537.2
Retail	134.0	164.6	115.6
Total segment operating profit	$444.8	$605.2	$652.8

Corporate charges not allocated to segments (1)	$(247.3)	$(272.5)	$(297.4)
Impairment of assets (2)	(111.8)	(1.3)	(7.5)
Amortization of Wincor Nixdorf purchase accounting intangible assets (3)	(69.6)	(78.2)	(82.9)
Restructuring and transformation expenses (4)	(124.2)	(98.9)	(181.8)
Refinancing related costs (5)	(32.0)	—	—
Net non-routine expense (6)	(42.6)	(17.2)	(59.2)
Held for sale non-core European retail business (7)	(29.0)	—	—
	(656.5)	(468.1)	(628.8)
Operating profit (loss)	(211.7)	137.1	24.0
Other income (expense)	(226.9)	(187.8)	(293.5)
Loss before taxes	$(438.6)	$(50.7)	$(269.5)

(1)    Corporate charges not allocated to segments include headquarter-based costs associated with procurement, human resources, compensation and benefits, finance and accounting, global development/engineering, global strategy/mergers and acquisitions, global IT, tax, treasury and legal.
(2)    Charges were taken in the first quarter of 2022 related to the North American ERP and certain assets in Ukraine, Russia, and Belarus; in the second quarter of 2022 related to facility closures; in the third quarter related to German capitalized software; and in the fourth quarter of 2022 related to assets at the held for sale non-core European retail business.
(3)    The amortization of purchase accounting intangible assets is not included in the segment results used by the CODM to make decisions, allocate resources or assess performance.
(4)    Refer to Note 8 of the consolidated financial statements for further information. Consistent with the historical reportable segment structure, restructuring and transformation costs are not assigned to the segments, and are separately analyzed by the CODM.
(5)    Refinancing related costs are fees earned by our advisors and the advisors of our potential lenders that do not qualify for capitalization.
(6)    Net non-routine expense consists of items that the Company has determined are non-routine in nature and not allocated to the reportable operating segments as they are not included in the measure used by the CODM to make decisions, allocate resources and assess performance.
(7)    Held for sale non-core European retail business represents the revenue and operating profit, excluding impairment which is captured separately, of a business that has been classified as held for sale for all of the periods presented, but which was removed in 2022 from the retail segment's information used by the CODM to make decisions, assess performance and allocate resources, and now is individually analyzed. This change and timing thereof aligns with the build-out of a data center that makes the entity capable of operating autonomously and is consistent with material provided in connection with our refinancing effort which are exclusive of this entity.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2022
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
The following table presents information regarding the Company’s segment net sales by service and product solution:

	2022	2021	2020
Banking
Services	$1,548.1	$1,681.2	$1,781.9
Products	874.3	1,029.9	1,068.6
Total Banking	$2,422.4	$2,711.1	$2,850.5
Retail
Services	$540.9	$622.4	$582.6
Products	477.3	571.7	469.2
Total Retail	$1,018.2	$1,194.1	$1,051.8
Held for sale non-core European retail business (7)
Services	$9.9	$—	$—
Products	10.2	—	—
	20.1	—	—
Total Revenue	$3,460.7	$3,905.2	$3,902.3

The Company had no customers that accounted for more than 10 percent of total net sales in 2022, 2021 and 2020.

Below is a summary of net sales by point of origin for the years ended December 31:

	2022	2021	2020
Americas
United States	$861.4	$893.1	$974.7
Other Americas	600.0	530.1	502.9
Total Americas Revenue	1,461.4	1,423.2	1,477.6
EMEA
Germany	522.8	768.2	764.3
Other EMEA	1,173.2	1,356.3	1,282.0
Total EMEA Revenue	1,696.0	2,124.5	2,046.3
APAC
Total APAC Revenue	303.3	357.5	378.4
Total Revenue	$3,460.7	$3,905.2	$3,902.3

Below is a summary of property, plant and equipment, net and right-of-use operating lease assets by geographical location as of December 31:

	2022	2021
Property, plant and equipment, net
United States	$24.4	$19.4
Germany	80.5	96.9
Other international	15.8	21.8
Total property, plant and equipment, net	$120.7	$138.1

Right-of-use operating lease assets
United States	$34.9	$49.1
Other international	73.6	103.3
Total right-of-use operating lease assets	$108.5	$152.4

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2022
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
NOTE 25: SUBSEQUENT EVENTS

On February 2, 2023, the Board of Directors (the “Board”) of Diebold Nixdorf, Incorporated (the “Company”) increased the size of the Board from 12 to 14 members and appointed Marjorie L. Bowen, and Emanuel R. Pearlman, to the Board, effective immediately, to fill the vacancies created by the increase. Ms. Bowen’s and Mr. Pearlman’s terms will expire at the Company’s 2023 Annual Meeting of Shareholders. Ms. Bowen and Mr. Pearlman were each identified by the Company as potential Board members in accordance with the requirements of the Transaction Support Agreement dated October 20, 2022, as amended, described in more detail in the Company’s Current Reports on Form 8-K dated October 20, 2022, November 29, 2022, and December 21, 2022 (as amended, the “TSA”). Pursuant to TSA, the Company intends to nominate Ms. Bowen and Mr. Pearlman for election to the Board at the Company’s 2023 Annual Meeting of Shareholders, to succeed two persons who were members of the Board at the time of the execution of the TSA. Accordingly, the Company intends to reduce the size of the Board effective at the 2023 Annual Meeting of Shareholders.

Chief Executive Officer Octavio Marquez was elected Chair of the Board of Directors, effective February 2, 2023. Gary Greenfield will not stand for reelection as director at the Company’s 2023 Annual Meeting of Shareholders. Mr. Greenfield’s decision not to stand for re-election is not the result of any disagreement between Mr. Greenfield and the Company on any matter relating to the operations, policies or practices of the Company.

On February 9, 2023, the Company announced that, effective February 28, 2023, Jeffrey Rutherford departed as the Company’s Executive Vice President, Chief Financial Officer. James Barna, the Company’s current Senior Vice President and Treasurer since September 2021, has been appointed to succeed Mr. Rutherford as Executive Vice President, Chief Financial Officer. Mr. Barna previously served as Vice President and Chief Accounting Officer of the Company from September 2019 to September 2021.

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

Under the supervision of the CEO and CFO and Board of Directors, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control-Integrated Framework (2013 framework)” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2022.

KPMG LLP, the Company’s independent registered public accounting firm, has issued an auditor’s report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. This report is included in Item 8 of this annual report on Form 10-K.

(b)CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the second quarter of 2022, the Company implemented cloud-based consolidation software to replace its legacy on-premise consolidation software. The consolidation process otherwise remains largely unchanged. Other than the change in consolidation software, during the quarter ended December 31, 2022, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors of the Company, any delinquent Section 16(a) reports, the audit committee and the designated audit committee financial experts, is included in the Company’s proxy statement for the 2023 Annual Meeting of Shareholders (the 2023 Annual Meeting) and is incorporated herein by reference. There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

The following table summarizes information regarding executive officers of the Company:

Name, Age, Title and Year Elected to Present Office	Other Positions Held Last Five Years
Octavio Marquez — 55 Chairman of the Board, President and Chief Executive Officer Year elected: 2022	2020-March 2022: Executive Vice President, Global Banking for Diebold Nixdorf, Incorporated; 2016-2020: Senior Vice President of the Americas region for Diebold Nixdorf, Incorporated.
James A. Barna — 43 Executive Vice President, Chief Financial Officer Year elected: 2023
2021-2023: Senior Vice President, Treasurer and Tax for Diebold Nixdorf, Incorporated; 2019-2021: Vice President and Chief Accounting Officer for Diebold Nixdorf, Incorporated; 2016-2019: Chief Accounting Officer and Controller for Ferro Corporation (international coatings manufacturing)

Jonathan B. Leiken — 51 Executive Vice President, Chief Legal Officer and Corporate Secretary Year elected: 2014
Olaf Heyden — 59 Executive Vice President, Chief Operating Officer Year elected: 2016
David Caldwell — 66 Executive Vice President, Corporate Development Year elected: 2018
Jonathan B. Myers — 49 Executive Vice President, Global Banking Year elected: 2022	2011-2022: Executive Vice President and Chief Revenue Officer for Elavon (payments processing)
Ilhami Cantadurucu — 48 Executive Vice President, Global Retail Year elected: 2023	2021-2023: Vice President, Retail Global Account Management for Diebold Nixdorf, Incorporated; 2018-2020: Vice President, Retail Global Finance for Diebold Nixdorf, Incorporated
Elizabeth C. Radigan — 42 Executive Vice President, Chief People Officer Year elected: 2023	2014-January 2023: Senior Vice President, Chief Ethics and Compliance Officer for Diebold Nixdorf, Incorporated
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

ITEM 11: EXECUTIVE COMPENSATION

Information with respect to executive officers' and directors' compensation is included in the Company’s proxy statement for the 2023 Annual Meeting and is incorporated herein by reference. Information with respect to compensation committee interlocks and insider participation and the compensation committee report is included in the Company’s proxy statement for the 2023 Annual Meeting and is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management is included in the Company’s proxy statement for the 2023 Annual Meeting and is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
Stock options	1,505,807	$16.81	N/A
Restricted stock units	2,217,760	N/A	N/A
Performance shares	2,610,848	N/A	N/A
Non-employee director deferred shares	27,965	N/A	N/A
Deferred compensation	815	N/A	N/A
Total equity compensation plans approved by security holders	6,363,195	$16.81	7,100,000

In column (b), the weighted-average exercise price is only applicable to stock options. In column (c), the number of securities remaining available for future issuance for stock options, restricted stock units, performance shares and non-employee director deferred shares is approved in total and not individually.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions and director independence is included in the Company’s proxy statement for the 2023 Annual Meeting and is incorporated herein by reference.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company's independent registered public accounting firm is KPMG LLP (PCAOB firm ID: 185) with the primary location of Cleveland, OH. Information with respect to principal accountant fees and services is included in the Company’s proxy statement for the 2023 Annual Meeting and is incorporated herein by reference.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Documents filed as a part of this annual report on Form 10-K.
•Reports of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets at December 31, 2022 and 2021
•Consolidated Statements of Operations for the Years Ended December 31, 2022, 2021 and 2020
•Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2022, 2021 and 2020
•Consolidated Statements of Equity for the Years Ended December 31, 2022, 2021 and 2020
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020
•Notes to Consolidated Financial Statements
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

3.1(vi)	Certificate of Amendment to Amended Articles of Incorporation of Diebold Nixdorf, Incorporated, effective March 9, 2022
3.2	Amended and Restated Code of Regulations — incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on February 6, 2023 (Commission File No. 1-4879)
4.1(i)
Indenture, dated as of April 19, 2016, among Diebold, Incorporated, as issuer, the subsidiaries of Diebold, Incorporated named therein as guarantors and U.S. Bank National Association, as trustee (including Form of 8.5% Senior Notes due 2024) — incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on April 19, 2016 (Commission File No. 1-4879)

4.1(ii)
First Supplemental Indenture, dated as of November 29, 2018, among Diebold Nixdorf, Incorporated, the Guaranteeing Subsidiaries named therein and U.S. Bank National Association, as trustee — incorporated by reference to Exhibit 4.1(ii) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 (Commission File No. 1-4879)

4.1(iii)
Second Supplemental Indenture, dated as of February 20, 2019, among Diebold Nixdorf, Incorporated, the Guaranteeing Subsidiary named therein and U.S. Bank National Association, as trustee — incorporated by reference to Exhibit 4.1(iii) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 (Commission File No. 1-4879)

4.1(iv)
Third Supplemental Indenture, dated as of July 20, 2020, among Diebold Nixdorf, Incorporated, the Guaranteeing Subsidiary named therein and U.S. Bank National Association, as trustee—incorporated by reference to Exhibit 4.1(iv) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-4879)

4.1(v)
Fifth Supplemental Indenture, dated as of December 29, 2022, among Diebold Nixdorf, Incorporated, the Guaranteeing Subsidiary named therein and U.S. Bank National Association, as trustee—incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed on January 5, 2023 (Commission File No. 1-4879)

4.2(i)
Indenture, dated as of July 20, 2020, among Diebold Nixdorf, Incorporated, as issuer, the subsidiaries of Diebold Nixdorf, Incorporated named therein as guarantors, and U.S. Bank National Association, as trustee and notes collateral agent, relating to Diebold Nixdorf, Incorporated's 9.375% Senior Secured Notes due 2025 (including Form of 9.375% Senior Secured Notes due 2025) – incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on July 24, 2020 (Commission File No. 1-4879)

4.2(ii)
Supplemental Indenture, dated as of December 29, 2022, to the Indenture, dated as of July 20, 2020, among Diebold Nixdorf, Incorporated, the subsidiary guarantors party thereto, U.S. Bank Trust Company, National Association, as trustee and existing notes collateral agent, and GLAS Americas LLC, as new notes collateral agent —incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed on January 5, 2023 (Commission File No. 1-4879)

4.3(i)
Indenture, dated as of July 20, 2020, among Diebold Nixdorf Dutch Holding B.V., as issuer, Diebold Nixdorf, Incorporated, as guarantor, the subsidiaries of Diebold Nixdorf, Incorporated named therein as guarantors, Euroclear Financial Services DAC, as paying agent, transfer agent and registrar, and U.S. Bank National Association, as trustee, and U.S. Bank Trustees Limited, as notes collateral agent, relating to Diebold Nixdorf Dutch Holding B.V.'s 9.000% Senior Secured Notes due 2025 (including Form of 9.000% Senior Secured Notes due 2025) – incorporated by reference to Exhibit 4.3 to Registrant's Current Report on Form 8-K filed on July 24, 2020 (Commission File No. 1-4879)

4.3(ii)
Supplemental Indenture, dated as of December 29, 2022, to the Indenture, dated as of July 20, 2020, among Diebold Nixdorf, Incorporated, Diebold Nixdorf Dutch Holding B.V., the subsidiary guarantors party thereto, U.S. Bank Trust Company, National Association, as trustee, Elavon Financial Services DAC, as paying agent, transfer agent and registrar, U.S Bank Trustees Limited, as existing notes collateral agent and GLAS Americas LLC, as collateral agent—incorporated by reference to Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed on January 5, 2023 (Commission File No. 1-4879)

4.4
Indenture, dated as of December 29, 2022, among Diebold Nixdorf, Incorporated, the subsidiary guarantors party thereto, U.S. Bank Trust Company, National Association, as trustee, and GLAS Americas LLC, as collateral agent —incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on January 5, 2023 (Commission File No. 1-4879)

4.45	Description of Securities of Diebold Nixdorf, Incorporated
*10.1	Form of Employee Agreement — incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (Commission File No. 1-4879)
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
Eleventh Amendment, dated as of March 11, 2022 by and among Diebold Nixdorf, Incorporated, as borrower, the subsidiary borrowers named therein, the guarantors party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent and other institutions named on the signature pages thereto — incorporated by reference to Exhibit 10.8(xiii) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-4879)

10.8(xiv)
Limited Waiver, dated as of October 31, 2022, among Diebold Nixdorf, Incorporated, JPMorgan Chase Bank, N.A., a national banking association, as administrative agent, the other Subsidiary Borrowers party thereto and the Lenders party thereto — incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on November 7, 2022 (Commission File No. 1-4879)

10.8(xv)
Twelfth Amendment to Credit Agreement, dated as of December 29, 2022, among Diebold Nixdorf, Incorporated, the subsidiary borrowers party thereto, the guarantors party thereto, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent — incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on January 5, 2023 (Commission File No. 1-4879)

*10.9
Senior Leadership Severance Plan, Amended and Restated Effective November 7, 2018 – incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (Commission File No. 1-4879)

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
*10.16
Service Agreement, dated February 24, 2021, by and between Diebold Nixdorf Holding Germany GmbH and Dr. Ulrich Näher - incorporated by reference to Exhibit 10.28 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 1-4879)

*10.17
Diebold Nixdorf, Incorporated 2017 Equity and Performance Incentive Plan, as amended May 6, 2022 —incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on May 11, 2022 (Commission File No. 1-4879)

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
*10.29
Offer Letter, dated February 21, 2018, by and between Diebold Nixdorf, Incorporated and Gerrard Schmid — incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 21, 2018 (Commission File No. 1-4879)

*10.30
CEO Inducement Award Agreement, dated February 21, 2018, by and between Diebold Nixdorf, Incorporated and Gerrard Schmid — incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on February 21, 2018 (Commission File No. 1-4879)

*10.31
Change in Control Agreement, dated February 21, 2018, by and between Diebold Nixdorf, Incorporated and Gerrard Schmid — incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on February 21, 2018 (Commission File No. 1-4879)

*10.32
Performance Unit Award Agreement, dated February 12, 2021, by and between Diebold Nixdorf, Incorporated and Gerrard Schmid — incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 16, 2021 (Commission File No. 1-4879)

*10.33
Separation and Transition Agreement, dated February 9, 2022, by and between Diebold Nixdorf, Incorporated and Gerrard B. Schmid — incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on February 10, 2022 (Commission File No. 1-4879)

*10.34
Performance Unit Award Agreement, dated February 23, 2021, by and between Diebold Nixdorf, Incorporated and Jeffrey Rutherford — incorporated by reference to Exhibit 10.44 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 1-4879)

*10.35
Offer Letter, dated February 9, 2022, by and between Diebold Nixdorf, Incorporated and Octavio Marquez — incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 10, 2022 (Commission File No. 1-4879)

10.36(i)
Transaction Support Agreement, dated as of October 20, 2022, among Diebold Nixdorf, Incorporated, certain of its subsidiaries and the Initial Consenting Holders identified therein – incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on October 20, 2022 (Commission File No. 1-4879)

10.36(ii)
First Amendment to Transaction Support Agreement, dated as of November 28, 2022, among Diebold Nixdorf, Incorporated, other guarantors under the Existing Documents (as defined in the Transaction Support Agreement) as set forth on the signature pages to the Transaction Support Agreement and the Consenting Parties (as defined in the Transaction Support Agreement) signatory thereto — incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on November 29, 2022 (Commission File No. 1-4879)

10.36(iii)
Second Amendment to Transaction Support Agreement, dated as of December 20, 2022, among Diebold Nixdorf, Incorporated, other guarantors under the Existing Documents (as defined in the Transaction Support Agreement) as set forth on the signature pages to the Transaction Support Agreement and the Consenting Parties (as defined in the Transaction Support Agreement) signatory thereto— incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 21, 2022 (Commission File No. 1-4879)

*10.37
Termination Agreement dated June 30, 2022, by and between Diebold Nixdorf, Incorporated and Dr. Ulrich Näher —incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (Commission File No. 1-4879)

*10.38
Offer Letter, dated July 17, 2022, between Diebold Nixdorf, Incorporate and Joe Myers — incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (Commission File No. 1-4879)

*10.39
Form of Restricted Stock Unit Agreement – Joe Myers (2017 Plan) — incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (Commission File No. 1-4879)

10.40
Unit Agreement, dated as of December 29, 2022, between Diebold Nixdorf, Incorporated and U.S. Bank Trust Company, National Association, as units trustee— incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on January 5, 2023 (Commission File No. 1-4879)

10.41
Warrant Agreement, dated as of December 29, 2022, between Diebold Nixdorf, Incorporated and U.S. Bank Trust Company, National Association, as warrant agent— incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on January 5, 2023 (Commission File No. 1-4879)

10.42
Credit Agreement, dated as of December 29, 2022, among Diebold Nixdorf, Incorporated, Diebold Nixdorf Holding Germany GmbH, the lenders party thereto, GLAS USA LLC, as administrative agent, and GLAS Americas LLC, as collateral agent— incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on January 5, 2023 (Commission File No. 1-4879)

10.43
Credit Agreement, dated as of December 29, 2022, among Diebold Nixdorf, Incorporated, the lenders party thereto, JPMorgan Chase Bank, N.A., administrative agent, and GLAS Americas LLC, as collateral agent— incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on January 5, 2023 (Commission File No. 1-4879)

10.44
Revolving Credit and Guaranty Agreement, dated as of December 29, 2022, among Diebold Nixdorf, Incorporated, the subsidiary borrowers and guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A. and PNC Capital Markets LLC, as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, GLAS Americas LLC, as European collateral agent, JPMorgan Chase Bank, N.A. and PNC Bank, National Association, as co-syndication agents, and Bank of America, N.A. and Deutsche Bank, as co-documentation agents— incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed on January 5, 2023 (Commission File No. 1-4879)

10.45	Retention Award Letter, dated as of January 19, 2023, between Diebold Nixdorf, Incorporated and Octavio Marquez
10.46	Retention Award Letter, dated as of January 19, 2023, between Diebold Nixdorf, Incorporated and Olaf Heyden
10.47	Retention Award Letter, dated as of January 19, 2023, between Diebold Nixdorf, Incorporated and Jonathan Leiken
10.48
Offer Letter, dated February 7, 2023, by and between Diebold Nixdorf, Incorporated and James Barna – incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 9, 2023 (Commission File No. 1-4879)

10.49	Separation Agreement and Release, dated December 1, 2022, by and between Diebold Nixdorf, Incorporated and Elizabeth Patrick
21.1	Subsidiaries of the Registrant as of December 31, 2022
22.1	List of Subsidiary Guarantors
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15(b) of this annual report on Form 10-K.

ITEM 16: FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIEBOLD NIXDORF, INCORPORATED
Date: March 16, 2023

By:  /s/ Octavio Marquez
Octavio Marquez
Chairman, President and Chief Executive Officer

By:  /s/ James Barna
James Barna
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Octavio Marquez	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 16, 2023
Octavio Marquez

/s/ James Barna	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2023
James Barna

*	Director	March 16, 2023
Arthur F. Anton

*	Director	March 16, 2023
Bruce Besanko

*	Director	March 16, 2023
Reynolds C. Bish

*	Director	March 16, 2023
William A. Borden

*	Director	March 16, 2023
Marjorie L. Bowen

*	Director	March 16, 2023
Ellen M. Costello

*	Director	March 16, 2023
Phillip R. Cox

*	Director	March 16, 2023
Alexander Dibelius

*	Director	March 16, 2023
Matthew Goldfarb

*	Director	March 16, 2023
Gary G. Greenfield

*	Director	March 16, 2023
Emanuel R. Pearlman

*	Director	March 16, 2023
Kent M. Stahl
*	Director	March 16, 2023
Lauren C. States

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of the Registrant and filed with the Securities and Exchange Commission on behalf of such officers and directors.

Date: March 16, 2023
*By:  /s/ Jonathan B. Leiken
Jonathan B. Leiken
Attorney-in-Fact