Form 10-Q
period 2023-03-31
DIEBOLD NIXDORF, Inc
filed 2023-05-30
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding as of May 24, 2023 was 80,037,406.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Form 10-Q

Part I – Financial Information
Item 1: Financial Statements
`
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share and per share amounts)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash, cash equivalents, and restricted cash	$246.4	$319.1
Short-term investments	16.6	24.6
Trade receivables, less allowances for doubtful accounts of $32.4 and $34.5, respectively	627.1	612.2
Inventories	639.5	588.1
Prepaid expenses	53.2	50.5
Current assets held for sale	6.9	7.9
Other current assets	219.5	168.5
Total current assets	1,809.2	1,770.9
Securities and other investments	7.4	7.6
Property, plant and equipment, net of accumulated depreciation and amortization of $490.1 and $479.4, respectively	120.1	120.7
Goodwill	702.2	702.3
Customer relationships, net	199.9	213.6
Other assets	251.9	249.9
Total assets	$3,090.7	$3,065.0
LIABILITIES AND EQUITY
Current liabilities
Notes payable	$83.7	$24.0
Accounts payable	636.4	611.6
Deferred revenue	486.7	453.2
Payroll and other benefits liabilities	121.9	107.9
Current liabilities held for sale	8.5	6.8
Other current liabilities	405.7	401.4
Total current liabilities	1,742.9	1,604.9
Long-term debt	2,571.7	2,585.8
Pensions, post-retirement and other benefits	41.9	40.6
Deferred income taxes	100.7	96.6
Other liabilities	107.1	108.2
Equity
Diebold Nixdorf, Incorporated shareholders' equity
Preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Common shares, $1.25 par value, 125,000,000 authorized shares, 96,563,247 and 95,779,719 issued shares, 79,609,121 and 79,103,450 outstanding shares, respectively	120.8	119.8
Additional capital	831.8	831.5
Retained earnings (accumulated deficit)	(1,517.8)	(1,406.7)
Treasury shares, at cost (16,954,126 and 16,676,269 shares, respectively)	(586.4)	(585.6)
Accumulated other comprehensive loss	(353.7)	(360.0)
Equity warrants	20.1	20.1
Total Diebold Nixdorf, Incorporated shareholders' equity	(1,485.2)	(1,380.9)
Noncontrolling interests	11.6	9.8
Total equity	(1,473.6)	(1,371.1)
Total liabilities and equity	$3,090.7	$3,065.0
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)
(in millions, except per share amounts)

	Three months ended
	March 31,
	2023	2022
Net sales
Services	$516.4	$526.2
Products	341.7	303.6
	858.1	829.8
Cost of sales
Services	363.0	374.2
Products	285.8	270.3
	648.8	644.5
Gross profit	209.3	185.3
Selling and administrative expense	183.8	181.0
Research, development and engineering expense	26.4	32.3
Loss on sale of assets, net	0.3	0.2
Impairment of assets	0.9	55.2
	211.4	268.7
Operating loss	(2.1)	(83.4)
Other income (expense)
Interest income	1.7	1.3
Interest expense	(81.9)	(48.1)
Foreign exchange loss, net	(10.6)	(4.7)
Miscellaneous, net	2.6	2.6
Loss before taxes	(90.3)	(132.3)
Income tax expense	21.1	50.9
Equity in loss of unconsolidated subsidiaries	(0.1)	(0.7)
Net loss	(111.5)	(183.9)
Net loss attributable to noncontrolling interests	(0.4)	(0.8)
Net loss attributable to Diebold Nixdorf, Incorporated	$(111.1)	$(183.1)

Basic and diluted weighted-average shares outstanding	79.3	78.7

Net loss attributable to Diebold Nixdorf, Incorporated
Basic and diluted loss per share	$(1.40)	$(2.33)
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in millions)

	Three months ended
	March 31,
	2023	2022
Net loss	$(111.5)	$(183.9)
Other comprehensive loss, net of tax
Translation adjustment	6.9	11.2
Foreign currency hedges (net of tax of $0.0 and $0.0, respectively)	—	(1.0)
Interest rate hedges
Net income recognized in other comprehensive income (net of tax of $0.0 and $0.6, respectively)	0.3	2.9
Reclassification adjustment for amounts recognized in net income	—	(0.6)
	0.3	2.3
Pension and other post-retirement benefits
Net actuarial gain amortized (net of tax of $0.5 and $0.3, respectively)	1.3	0.7
Other	—	0.7
Other comprehensive loss, net of tax	8.5	13.9
Comprehensive loss	(103.0)	(170.0)
Less: Comprehensive loss attributable to noncontrolling interests	1.8	—
Comprehensive loss attributable to Diebold Nixdorf, Incorporated	$(104.8)	$(170.0)
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Three months ended
	March 31,
	2023	2022
Cash flow from operating activities
Net loss	$(111.5)	$(183.9)
Adjustments to reconcile net loss to cash flow used by operating activities:
Depreciation and amortization	11.7	14.5
Amortization of Wincor Nixdorf purchase accounting intangible assets	17.7	18.5
Amortization of deferred financing costs into interest expense	13.6	4.3
Share-based compensation	1.3	1.7
Loss on sale of assets, net	0.3	0.2
Impairment of assets	0.9	55.2
Deferred income taxes	2.9	—
Other	0.8	—
Changes in certain assets and liabilities
Trade receivables	(4.4)	35.2
Inventories	(39.6)	(83.0)
Accounts payable	15.4	(77.7)
Deferred revenue	25.5	54.2
Sales tax and net value added tax	(24.3)	(24.8)
Income taxes	(2.8)	38.1
Accrued salaries, wages and commissions	11.3	(21.3)
Restructuring accrual	(23.4)	(11.5)
Warranty liability	(1.1)	(0.4)
Pension and post retirement benefits	3.0	(22.5)
Certain other assets and liabilities	6.8	(23.0)
Net cash used by operating activities	(95.9)	(226.2)
Cash flow from investing activities
Capital expenditures	(5.7)	(4.0)
Capitalized software development	(5.4)	(7.6)
Proceeds from divestitures, net of cash divested	—	5.8
Proceeds from maturities of investments	71.9	126.8
Payments for purchases of investments	(62.5)	(126.8)
Net cash used by investing activities	(1.7)	(5.8)
Cash flow from financing activities
Revolving credit facility borrowings, net	22.7	75.0
Other debt borrowings	2.3	0.3
Other debt repayments	(2.1)	(4.7)
Other	(1.8)	(5.0)
Net cash provided by financing activities	21.1	65.6
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1.9	1.5
Change in cash, cash equivalents and restricted cash	(74.6)	(164.9)
Add: Cash included in assets held for sale at beginning of period	2.8	3.1
Less: Cash included in assets held for sale at end of period	0.9	2.4
Cash, cash equivalents and restricted cash at the beginning of the period	319.1	388.9
Cash, cash equivalents and restricted cash at the end of the period	$246.4	$224.7
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2023
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except share and per share amounts)

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

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. In addition, some of the Company’s statements in this Quarterly Report on Form 10-Q may involve risks and uncertainties that could significantly impact expected future results. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the full year.

The Company has reclassified the presentation of certain prior-year information to conform to the current presentation.

Going Concern Assessment

The Company's condensed consolidated financial statements included herein have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the normal course of business. Pursuant to the requirements of ASC Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the consolidated financial statements are issued. As part of this assessment, based on conditions that are known and reasonably knowable to us, the Company considers various scenarios, forecasts, projections, and estimates, and makes certain key assumptions, including the timing and nature of projected cash expenditures or programs, and the Company’s ability to delay or curtail those expenditures or programs, if necessary, among other factors. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the condensed consolidated financial statements are issued.

As previously disclosed, the Company is currently working to improve its operating performance and its cash, liquidity and financial position. In addition, the Company has been in discussions with its lenders with respect to a long-term solution for the Company’s capital structure, leverage ratio and liquidity needs. As a result of these discussions, on May 30, 2023, the Company and certain of its direct and indirect subsidiaries (collectively, the Company Parties) entered into a Restructuring Support Agreement (the Restructuring Support Agreement) with certain holders (collectively, the Consenting Creditors) of: (i) obligations under the Superpriority Credit Agreement (as defined in Note 9); (ii) term loan obligations under the New Term Loan Credit Agreement (as defined in Note 9); (iii) the 2025 Senior Notes (as defined in Note 9); and (iv) the 2L Notes (as defined in Note 9). The Consenting Creditors collectively hold the following approximate amounts of the Company’s outstanding secured debt obligations: (a) approximately 80% of the Company’s Superpriority Credit Agreement obligations; (b) approximately 79% of the Company’s New Term Loan Credit Agreement obligations; (c) approximately 78% of the Company’s 2025 Senior Notes obligations; and (d) approximately 59% of the Company’s 2L Notes obligations.

The Company’s ability to continue as a going concern is contingent upon, among other things, successful implementation of the Restructuring Transactions (as defined in Note 9) contemplated in the Restructuring Support Agreement, subject to the approval of the Bankruptcy Court (as defined in Note 9) and the Dutch Court (as defined in Note 9). There can be no certainty that the Restructuring Transactions will be effected or that disruption from the Chapter 11 Cases (as defined in Note 9) and Dutch Scheme Proceedings (as defined in Note 9) contemplated by the Restructuring Support Agreement (as defined below) will not interfere with the Company’s business. As of March 31, 2023 substantial doubt exists regarding our ability to continue as a going concern.

The inclusion of the “going concern” uncertainty paragraph in the independent registered public accounting firm’s report in the Company's annual report on Form 10-K for the year ended December 31, 2023, covering the Company's audited consolidated

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

financial statements would have constituted a default under the agreements governing the ABL Facility (as defined in Note 9), the Superpriority Facility (as defined in Note 9) and the New Term Loans (as defined in Note 9); however, the requisite lenders under each of these facilities have waived such default.

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

In March 2020, the FASB issued guidance that provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by the transition away from reference rates expected to be discontinued to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into on or before December 31, 2024. The standard does not materially impact the Company's consolidated financial statements.

Although there are other new accounting pronouncements issued by the FASB, the Company does not believe these pronouncements will have a material impact on its consolidated financial statements.

Note 2: Loss Per Share

Basic loss per share is based on the weighted-average number of common shares outstanding. Diluted loss per share includes the dilutive effect of potential common shares outstanding. Under the two-class method of computing loss per share, non-vested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities. The Company’s participating securities include restricted stock units (RSUs), director deferred shares and shares that vested but were deferred by employees. The Company calculated basic and diluted loss per share under both the treasury stock method and the two-class method. For the three months ended March 31, 2023 and 2022, there were no differences in the loss per share amounts calculated using the two methods. Accordingly, the treasury stock method is disclosed below; however, because the Company is in a net loss position, dilutive shares of 2.1 and 1.4 for the three months ended March 31, 2023 and 2022, respectively, are excluded from the shares used in the computation of diluted loss per share.

The following table represents amounts used in computing loss per share and the effect on the weighted-average number of shares of dilutive potential common shares:

	Three months ended
	March 31,
	2023	2022
Numerator
Loss used in basic and diluted loss per share
Net loss	$(111.5)	$(183.9)
Net loss attributable to noncontrolling interests	(0.4)	(0.8)
Net loss attributable to Diebold Nixdorf, Incorporated	$(111.1)	$(183.1)
Denominator
Weighted-average number of common shares used in basic and diluted loss per share (1)	79.3	78.7
Net loss attributable to Diebold Nixdorf, Incorporated
Basic and diluted loss per share	$(1.40)	$(2.33)
(1)Shares of 2.2 and 4.0 for the three months ended March 31, 2023 and 2022, respectively, are excluded from the computation of diluted loss per share because the effects are anti-dilutive, irrespective of the net loss position.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

Note 3: Income Taxes

The effective tax rate on the loss from continuing operations was (23.4) percent for the three months ended March 31, 2023. The tax provision for the three months ended March 31, 2023 was attributable to the jurisdictional mix of pre-tax income and losses, discrete tax adjustments for current tax expense related to tax return to provision differences and changes in permanent reinvestment assertions. The Company calculated its income tax expense for the three months ended March 31, 2023 using the actual effective tax rate year to date, as opposed to the estimated annual effective tax rate, as provided in Accounting Standards Codification (ASC) 740-270-30-18. See Note 9 for further details regarding the refinancing and going concern assessment.

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

Note 4: Inventories

Major classes of inventories are summarized as follows:

	March 31, 2023	December 31, 2022
Raw materials and work in process	$220.0	$200.6
Finished goods	247.9	229.4
Total product inventories	467.9	430.0

Service parts	171.6	158.1
Total inventories	$639.5	$588.1

Note 5: Investments

The Company’s investments, primarily held by our subsidiaries in Brazil, consist of certificates of deposit that are recorded at fair value based upon quoted market prices. Changes in fair value are recognized in interest income, determined using the specific identification method, and were minimal. There were no sales of securities or proceeds from the sale of securities prior to the maturity date for the three months ended March 31, 2023 and 2022.

The Company has deferred compensation plans that enable certain employees to defer receipt of a portion of their cash, 401(k) or share-based compensation and enable non-employee directors to defer receipt of director fees at the participants’ discretion.

For deferred cash-based compensation, the Company established rabbi trusts (refer to Note 13), which are recorded at fair value of the underlying securities and presented within securities and other investments. The related deferred compensation liability is recorded at fair value and presented within other long-term liabilities. Realized and unrealized gains and losses on marketable securities in the rabbi trusts are recognized in interest income.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

The Company’s investments subject to fair value measurement consist of the following:

	Cost Basis	Unrealized Gain	Fair Value
As of March 31, 2023
Short-term investments
Certificates of deposit	$16.6	$—	$16.6
Long-term investments
Assets held in a rabbi trust	$3.8	$0.4	$4.2

As of December 31, 2022
Short-term investments
Certificates of deposit	$24.6	$—	$24.6
Long-term investments
Assets held in a rabbi trust	$4.3	$0.1	$4.4
Securities and other investments also includes cash surrender value of insurance contracts of $3.2 as of March 31, 2023 and December 31, 2022.

The Company has certain non-consolidated joint ventures that are not significant subsidiaries and are accounted for under the equity method of accounting. The Company owns 48.1 percent of Inspur Financial Information System Co., Ltd. (Inspur JV) and 49.0 percent of Aisino-Wincor Retail & Banking Systems (Shanghai) Co., Ltd. (Aisino JV). The Company engages in transactions in the ordinary course of business with these joint ventures. As of March 31, 2023, the Company had accounts receivable and accounts payable balances with these joint ventures of $16.9 and $32.0, respectively. As of December 31, 2022, the Company had accounts receivable and accounts payable balances with these joint ventures of $18.9 and $25.7. These joint venture related balances are included in trade receivables, less allowances for doubtful accounts and accounts payable on the condensed consolidated balance sheets.

Note 6: Goodwill and Other Assets

The Company has the following reportable operating segments: Banking and Retail. This is described in further detail in Note 17, and is consistent with how the Chief Executive Officer, the chief operating decision maker (CODM), makes key operating decisions, allocates resources, and assesses the performance of the business.

The sustained decline in the Company’s stock price and its market capitalization, in addition to the continuing substantial doubt about the Company's ability to continue as a going concern (refer to Note 9) were in combination considered a triggering event indicating that it was possible that the fair value of the reporting units could be less than their carrying amounts, including goodwill. Thus, the Company performed an interim quantitative goodwill impairment test as of March 31, 2023 using a combination of the income valuation and market approach methodologies. The determination of the fair value of the reporting units requires significant estimates and assumptions, including significant unobservable inputs. The key inputs included, but were not limited to, discount rates, terminal growth rates, market multiple data from selected guideline public companies, management’s internal forecasts which include numerous assumptions such as projected net sales, gross profit, sales mix, operating and capital expenditures and earnings before interest and taxes margins, among others.

No impairment resulted from the interim quantitative goodwill impairment test. As of our interim impairment testing date of March 31, 2023, the indicated fair value was in excess of carrying value for both the Banking and Retail segments by approximately 43 percent and 34 percent, respectively.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

Changes in certain assumptions or the Company's failure to execute on the current plan could have a significant impact to the estimated fair value of the reporting units.

The changes in the carrying amount of goodwill for the three months ended March 31, 2023 are as follows:

	Banking	Retail	Total
Goodwill	$903.6	$269.6	$1,173.2
Accumulated impairment	(413.7)	(57.2)	(470.9)
Balance at January 1, 2023	$489.9	$212.4	$702.3
Currency translation adjustment	(0.1)	—	(0.1)
Goodwill	$903.5	$269.6	$1,173.1
Accumulated impairment	(413.7)	(57.2)	(470.9)
Balance at March 31, 2023	$489.8	$212.4	$702.2

The following summarizes information on intangible assets by major category:

		March 31, 2023			December 31, 2022
	Weighted-average remaining useful lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships, net	3.0 years	$675.3	$(475.4)	$199.9	$662.3	$(448.7)	$213.6

Capitalized Software Development	2.4 years	253.3	(209.6)	43.7	245.2	(202.7)	42.5
Development costs non-software	0.4 years	49.7	(49.6)	0.1	48.7	(48.7)	—
Other intangibles	4.7 years	49.3	(47.9)	1.4	48.7	(47.2)	1.5
Other intangible assets, net		352.3	(307.1)	45.2	342.6	(298.6)	44.0
Total		$1,027.6	$(782.5)	$245.1	$1,004.9	$(747.3)	$257.6

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

The following table identifies the activity relating to total capitalized software development:

	2023	2022
Beginning balance as of January 1	$42.5	$43.2
Capitalization	5.4	7.6
Amortization	(4.7)	(5.3)
Other	0.5	(0.9)
Ending balance as of March 31	$43.7	$44.6

The Company's total amortization expense, excluding amounts related to deferred financing costs, was $23.3 and $24.3 for the three months ended March 31, 2023 and 2022, respectively.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

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

Changes in the Company’s warranty liability balance are illustrated in the following table:

	2023	2022
Beginning balance as of January 1	$28.3	$37.2
Current period accruals	9.1	4.9
Current period settlements	(10.2)	(5.3)
Currency translation adjustment	0.7	0.5
Ending balance as of March 31	$27.9	$37.3

Note 8: Restructuring

In the second quarter of 2022, the Company announced a new initiative to streamline operations, drive efficiencies and digitize processes, targeting annualized cost savings of more than $150.0 by the end of 2023. During the three months ended March 31, 2023, the Company incurred $15.0 of restructuring and transformation costs. During the quarter $4.8 that was accrued for future severance payments under an ongoing severance benefit program, while the remainder of the expenses incurred primarily relates to transitioning personnel and consultant fees in relation to the transformation process.

The following table summarizes the impact of the Company’s restructuring and transformation charges on the consolidated statements of operations:

	Three months ended
	March 31,
	2023	2022
Cost of sales – services	$0.6	$—
Cost of sales – products	0.3	—
Selling and administrative expense	13.0	—
Research, development and engineering expense	0.6	—
Loss on sale of assets, net	0.5	—
Total	$15.0	$—

The following table summarizes the Company’s severance accrual balance and related activity:

	2023	2022
Beginning balance as of January 1	$44.2	$35.3
Severance accruals	4.8	—
Liabilities acquired	—	—
Payouts/Settlements	(28.2)	(11.6)
Other	0.3	(0.3)
Ending balance as of March 31	$21.1	$23.4

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

Note 9: Debt

Outstanding debt balances were as follows:

	March 31, 2023	December 31, 2022
Notes payable – current
Uncommitted lines of credit	$3.9	$0.9
FILO Facility	58.9	—
2023 Term Loan B Facility - USD	12.8	12.9
2023 Term Loan B Facility - Euro	5.2	5.1
2025 New Term Loan B Facility - USD	5.3	5.3
2025 New Term Loan B Facility - EUR	1.1	1.1
Other	0.3	1.7
	$87.5	$27.0
Short-term deferred financing fees	(3.8)	(3.0)
	$83.7	$24.0

Long-term debt
2024 Senior Notes	72.1	72.1
2025 Senior Secured Notes - USD	2.7	2.7
2025 Senior Secured Notes - EUR	4.8	4.7
2026 Asset Backed Loan (ABL)	151.7	182.0
2025 New Term Loan B Facility - USD	528.1	529.5
2025 New Term Loan B Facility - EUR	96.7	95.5
2026 2L Notes	333.6	333.6
2025 New Senior Secured Notes - USD	718.1	718.1
2025 New Senior Secured Notes - EUR	387.1	379.7
2025 Superpriority Term Loans	400.6	400.6
Other	5.3	6.3
	$2,700.8	$2,724.8
Long-term deferred financing fees	(129.1)	(139.0)
	$2,571.7	$2,585.8

On December 29, 2022 (the Settlement Date), the Company completed a series of transactions with certain key financial stakeholders to refinance certain debt with near-term maturities and provide the Company with new capital. The transactions and related material definitive agreements entered into by the Company are described below.

2024 Senior Notes

On the Settlement Date, the Company completed a private exchange offer and consent solicitation with respect to the outstanding 8.50% Senior Notes due 2024, which included (i) a private offer to certain eligible holders to exchange any and all 2024 Senior Notes for units (the Units) consisting of (a) new 8.50%/12.50% Senior Secured PIK Toggle Notes due 2026 issued by the Company (the 2L Notes) and (b) a number of warrants (the New Warrants and, together with the Units and the New Notes, the New Securities) to purchase common shares, par value $1.25 per share, of the Company (Common Shares) and (ii) a related consent solicitation to adopt certain proposed amendments to the indenture governing the 2024 Senior Notes (the 2024 Senior Notes Indenture) to eliminate certain of the covenants, restrictive provisions and events of default intended to protect holders, among other things, from such indenture (collectively, the 2024 Exchange Offer and Consent Solicitation).

Pursuant to the 2024 Exchange Offer and Consent Solicitation, the Company accepted $327.9 in aggregate principal amount of the 2024 Senior Notes (representing 81.97% of the aggregate principal amount outstanding of the 2024 Senior Notes) tendered

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

for exchange and issued $333.6 in aggregate principal amount of Units consisting of $333.6 in aggregate principal amount of 2L Notes and 15,813,847 New Warrants to purchase up to 15,813,847 Common Shares. After consummation of the 2024 Exchange Offer and Consent Solicitation, $72.1 of 2024 Senior Notes remained outstanding. The Company is required to raise equity capital prior to the maturity date of the 2024 Senior Notes in an amount necessary to repurchase, redeem, prepay or pay in full any outstanding 2024 Senior Notes in excess of $20.0 (such 2024 Senior Notes in excess of $20.0 the Excess Stub Notes).

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

The 2L Notes are the Company’s senior secured obligations and are guaranteed by the Company’s material subsidiaries in the United States, Belgium, Canada, Germany, France, Italy, the Netherlands, Poland, Spain, Sweden and the United Kingdom (the Specified Jurisdictions), in each case, subject to agreed guaranty and security principles and certain exclusions. The obligations of the Company and the guarantors are secured (i) on a second-priority basis by certain Non-ABL Priority Collateral (as defined below) held by the Company and those guarantors that are organized in the United States, (ii) on a third-priority basis by certain other Non-ABL Priority Collateral held by the Company and the guarantors and (iii) on a fourth-priority basis by the ABL Priority Collateral (as defined below).

The 2L Notes will mature on October 15, 2026 and bear interest at a fixed rate of 8.50% per annum through July 15, 2025, after which interest will accrue at the rate of 8.50% (if paid in cash) or 12.50% (if paid in the form of PIK Interest (as defined in the Indenture governing the 2L Notes (the 2L Notes Indenture)), subject to the applicable interest period determination election made for each applicable interest period after such date.

Interest on the 2L Notes will be payable on January 15 and July 15 of each year, commencing on July 15, 2023. Interest will accrue from the Settlement Date.

The 2L Notes will be redeemable at the Company’s option, in whole or in part, at any time at 100% of their principal amount, together with accrued and unpaid interest, subject to certain restrictions.

Upon the occurrence of specific kinds of changes of control, the Company will be required to make an offer to repurchase some or all of the 2L Notes at 101% of their principal amount, plus accrued and unpaid interest to, but excluding, the repurchase date, subject to certain restrictions. Further, if the Company or its subsidiaries sell assets, under certain circumstances, the Company will be required to use the net proceeds from such sales to make an offer to purchase 2L Notes at an offer price in cash in an amount equal to 100% of the principal amount of the 2L Notes plus accrued and unpaid interest to, but excluding, the repurchase date, subject to certain restrictions.

The 2L Notes Indenture contains covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness and guarantee indebtedness, pay dividends, prepay, redeem or repurchase certain debt, incur liens and to merge, consolidate or sell assets.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

2025 Senior Secured Notes

On the Settlement Date, the Company also completed the private exchange offers and consent solicitations with respect to the outstanding 9.375% Senior Secured Notes due 2025 issued by the Company (the 2025 USD Senior Notes) and the outstanding 9.000% Senior Secured Notes due 2025 issued by Diebold Nixdorf Dutch Holding B.V. (the Dutch Issuer), a direct and wholly owned subsidiary of the Company (the 2025 EUR Senior Notes, and together with the 2025 USD Senior Notes, the 2025 Senior Notes), which included (i) private offers to certain eligible holders to exchange (a) any and all 2025 USD Senior Notes for new senior secured notes (the New 2025 USD Senior Notes) having the same terms as the 2025 USD Senior Notes, other than the issue date, the first interest payment date, the first date from which interest will accrue and other than with respect to CUSIP and ISIN numbers, and (b) any and all 2025 EUR Senior Notes for new senior secured notes (the New 2025 EUR Senior Notes and, together with the New 2025 USD Senior Notes, the New 2025 Notes) having the same terms as the 2025 EUR Senior Notes, other than the issue date, the first interest payment date, the first date from which interest will accrue and other than with respect to ISIN numbers and common codes, and (ii) related consent solicitations to enter into supplemental indentures with respect to (a) the indenture governing the 2025 USD Senior Notes, dated as of July 20, 2020 (the 2025 USD Senior Notes Indenture), and (b) the indenture governing the 2025 EUR Senior Notes, dated as of July 20, 2020 (the 2025 EUR Senior Notes Indenture and, together with the 2025 USD Senior Notes Indenture, the 2025 Senior Notes Indentures), in order to amend certain provisions of the 2025 Senior Notes Indentures to, among other things, permit the December 2022 Refinancing Transactions (defined below) set forth in the Transaction Support Agreement, dated as of October 20, 2022 (as amended, the Transaction Support Agreement), among the Company, certain of its subsidiaries and certain creditors (collectively, the 2025 Exchange Offers and Consent Solicitations and, together with the 2024 Exchange Offer and Consent Solicitation, the Exchange Offers and Consent Solicitations).

The 2025 Exchange Offers and Consent Solicitations were completed on the terms and subject to the conditions set forth in the Offering Memorandum and Consent Solicitation Statement, dated as of November 28, 2022 (as amended, the 2025 Offering Memorandum), and the related eligibility letter. Pursuant to the 2025 Exchange Offers and Consent Solicitations, the Company accepted $697.3 in aggregate principal amount of the 2025 USD Senior Notes (representing 99.61% of the aggregate principal amount of the outstanding 2025 USD Senior Notes) tendered for exchange and issued $718.1 in aggregate principal amount of the New 2025 USD Senior Notes. The Dutch Issuer accepted €345.6 in aggregate principal amount of the 2025 EUR Senior Notes (representing 98.75% of the aggregate principal amount of the outstanding 2025 EUR Senior Notes) tendered for exchange and issued €356.0 aggregate principal amount of the New 2025 EUR Senior Notes. In addition, eligible holders received payment in cash for accrued and unpaid interest on the 2025 Senior Notes that were accepted for exchange.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

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

The Twelfth Amendment to the Existing Credit Agreement

On the Settlement Date, the Company entered into a twelfth amendment (the Twelfth Amendment) to the Credit Agreement, dated as of November 23, 2015 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the Existing Credit Agreement).

The Twelfth Amendment, among other things, (i) permits the Exchange Offers and Consent Solicitations, the Term Loan Exchange (as defined below), the Superpriority Facility, the ABL Facility and certain other related transactions (together, the December 2022 Refinancing Transactions), (ii) removes substantially all negative covenants and mandatory prepayment provisions from the Existing Credit Agreement and (iii) directs the collateral agent under the Existing Credit Agreement to release the liens on certain current-asset collateral securing the ABL Facility on a first-priority basis (the ABL Priority Collateral) and certain other collateral securing the Company’s obligations under the Existing Credit Agreement and the Company’s existing subsidiary guarantors’ obligations under the related guarantees (in each case, to the extent permitted, including under applicable law).

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

Superpriority Facility

On the Settlement Date, the Company and Diebold Nixdorf Holding Germany GmbH (the Superpriority Borrower) entered into a Credit Agreement (the Superpriority Credit Agreement), providing for a superpriority secured term loan facility of $400 (the Superpriority Facility). On the Settlement Date, the Superpriority Borrower borrowed the full $400 of term loans available (the Superpriority Term Loans).

The proceeds of the borrowing under the Superpriority Facility were or will be used, respectively, (i) on the Settlement Date, to repay the New Term Loans (as defined below) in an amount equal to 15% of the principal amount of Existing Term Loans (as defined below) that participated in the Term Loan Exchange (the Initial New Term Loan Paydown), (ii) on December 31, 2023, to repay the New Term Loans in an amount equal to 5% of the principal amount (at the time of the Term Loan Exchange) of Existing Term Loans that participated in the Term Loan Exchange, subject to satisfaction of certain liquidity conditions, (iii) solely in the event that the repayment in (ii) is not made as a result of such liquidity conditions not being satisfied, on December 31, 2024, to repay the New Term Loans in an amount equal to 5% of the principal amount (at the time of the Term Loan Exchange) of Existing Term Loans that participated in the Term Loan Exchange, subject to satisfaction of the same liquidity condition measured on a pro forma basis on December 31, 2024 and (iv) for general corporate purposes (excluding making payments on any other funded indebtedness).

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

Pursuant to the Transaction Support Agreement, the Superpriority Borrower paid a fee to the lenders under the Superpriority Facility in an amount equal to 6.40% per annum of such lenders’ commitments (the Ticking Fee), which began accruing on December 20, 2022 until the Settlement Date. The total amount of the Ticking Fee paid to all lenders was $0.6, and was paid in the form of additional Superpriority Term Loans on the Settlement Date.

The obligations of the Superpriority Borrower under the Superpriority Facility are guaranteed, subject to certain exclusions and agreed guaranty and security principles, by the Company and the Company’s material subsidiaries in the Specified Jurisdictions and secured (i) on a first-priority basis by substantially all assets (subject to agreed guaranty and security principles and certain exclusions) other than the ABL Priority Collateral (the Non-ABL Priority Collateral) held by the Superpriority Borrower and those guarantors that are organized outside the United States and certain Non-ABL Priority Collateral held by the Company and those guarantors that are organized in the United States, (ii) on a first-priority basis, ranking pari passu with the New Term Loans, the 2025 Senior Notes, the New 2025 Notes and the Existing Term Loans (excluding released liens), by certain Non-ABL Priority Collateral held by the Company and those guarantors that are organized in the United States and (iii) on a second-priority basis by the ABL Priority Collateral.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

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

Term Loans

On December 16, 2022, the Company made an offer to (i) each of the lenders (collectively, the Existing Dollar Term Lenders) holding certain dollar term loans (the Existing Dollar Term Loans) under the Existing Credit Agreement providing for the opportunity to exchange all (but not less than all) of the principal amount of its Existing Dollar Term Loans for the same principal amount of Dollar Term Loans (the New Dollar Term Loans) as defined in and made pursuant to the New Term Loan Credit Agreement (as defined below), plus the Transaction Premium (as defined in the Twelfth Amendment), and (ii) each of the lenders (collectively, the Existing Euro Term Lenders and together with the Existing Dollar Term Lenders, the Existing Term Lenders) holding certain euro term loans (the Existing Euro Term Loans and together with the Existing Dollar Term Loans, the Existing Term Loans; the loan facility for the Existing Term Loans, the Existing Term Loan Facility) providing for the opportunity to exchange all (but not less than all) of the principal amount of its Existing Euro Term Loans for either (a) the same principal amount of Euro Term Loans (the New Euro Term Loans and together with the New Dollar Term Loans, the New Term Loans; the loan facility for the New Term Loans, the New Term Loan Facility) as defined in and made pursuant to the New Term Loan Credit Agreement or (b) the same principal amount of New Dollar Term Loans (with the exchange rate used for such conversion of the existing principal amount denominated in euros to the equivalent new principal amount denominated in dollars determined by reference to the WMR 4pm London Mid Spot Rate published by Refinitiv at 4:00 p.m. (London Time) on the date that was two business days prior to the Settlement Date), in each case, plus the Transaction Premium (collectively, clauses (i) and (ii), the Term Loan Exchange Offer and the exchange pursuant to the Term Loan Exchange Offer, the Term Loan Exchange).

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

As a result of the Term Loan Exchange, the Company’s obligations in respect of the Existing Term Loans of each lender who participated in the Term Loan Exchange were discharged and deemed satisfied in full, and each such lender’s commitments with respect to the Existing Term Loans were canceled.

The terms of the New Term Loans are governed by a Credit Agreement (the New Term Loan Credit Agreement), dated as of the Settlement Date, among the Company the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and GLAS America LLC, as collateral agent, which provides that the New Term Loans will mature on July 15, 2025.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

ABL Revolving Credit and Guaranty Agreements

On the Settlement Date, the Company and subsidiary borrowers (together with the Company, the ABL Borrowers) entered into a Revolving Credit and Guaranty Agreement (the ABL Credit Agreement). The ABL Credit Agreement provides for an asset-based revolving credit facility (the ABL Facility) consisting of three Tranches (respectively, Tranche A, Tranche B and Tranche C) with a total commitment of up to $250, including a Tranche A commitment of up to $155, a Tranche B commitment of up to $25 and a Tranche C commitment of up to $70. Letters of credit are limited to the lesser of (i) $50 and (ii) the aggregate unused amount of the applicable lenders’ Tranche A commitments then in effect. Swing line loans are limited to the lesser (i) $50 and (ii) in respect of an applicable borrower, such borrower’s Tranche A available credit then in effect. Subject to currencies available under the applicable Tranche, loans under the ABL Facility may be denominated, depending on the Tranche being drawn, in U.S. Dollars, Canadian Dollars, Euros and Pounds Sterling. The ABL Facility replaced the commitments of the Company’s existing revolving credit lenders under the Existing Credit Agreement, which were repaid in full and terminated on the Settlement Date.

On the Settlement Date, certain ABL Borrowers borrowed a total of $182 under the ABL Facility, consisting of $122 of Tranche A loans and $60 of Tranche C loans. The proceeds of borrowing under the ABL Facility were or will be used, as applicable, (i) to finance the December 2022 Refinancing Transactions, including the repayment of revolving loans outstanding under the Existing Credit Agreement on the Settlement Date, (ii) to finance the ongoing working capital requirements of the ABL Borrowers and their respective subsidiaries and (iii) for other general corporate purposes.

The ABL Facility will mature on July 20, 2026, subject to a springing maturity to a date that is 91 days prior to the maturity date of any indebtedness for borrowed money (other than any Existing Term Loans or 2024 Senior Notes that were not exchanged in connection with the December 2022 Refinancing Transactions) in an aggregate principal amount of more than $25 incurred by the Company or any of its subsidiaries. Loans under the ABL Facility bear interest determined by reference to a benchmark rate plus a margin of between 1.50% and 3.00%, in each case, depending on the amount of excess availability, the currency of the loans and the type of loans under the ABL Facility. A commitment fee equal to 0.50% per annum of the average daily unused portion is also payable quarterly by the ABL Borrowers under the ABL Facility.

The ABL Borrowers may borrow only up to the lesser of the level of the then-current borrowing base and the committed maximum borrowing capacity of $250.0, subject to certain sub-caps that are applicable under the ABL Facility. The obligations of the ABL Borrowers under the ABL Facility are guaranteed, subject to certain exclusions and agreed guaranty and security principles, by the Company’s material subsidiaries in the Specified Jurisdictions and secured (i) on a first-priority basis by the ABL Priority Collateral, and (ii) on a junior-most priority basis by the Non-ABL Priority Collateral.

The ABL Borrowers may voluntarily repay outstanding loans under the ABL Facility at any time, without prepayment premium, subject to certain customary “breakage” costs. Amounts borrowed and repaid under the ABL Facility may be reborrowed.

The ABL Credit Agreement contains affirmative and negative covenants customary for facilities of its type, including, but not limited to, delivery of financial information, limitations on mergers, consolidations and fundamental changes, limitations on sales of assets, limitations on investments and acquisitions, limitations on liens, limitations on transactions with affiliates, limitations on indebtedness, limitations on negative pledge clauses, limitations on restrictions on subsidiary distributions, limitations on restricted payments and limitations on certain payments of indebtedness. The ABL Facility also requires the maintenance of a minimum Fixed Charge Coverage Ratio (as defined in the ABL Credit Agreement) of 1.00 to 1.00 for the four-fiscal-quarter period immediately preceding such date when excess availability is less than the greater of $25.0 and 10% of the Line Cap (as defined in the ABL Credit Agreement) then in effect.

The ABL Credit Agreement contains customary events of default, including, but not limited to, nonpayment of principal, interest, fees or other amounts, breach of covenants, cross default and cross acceleration to material indebtedness, voluntary and involuntary bankruptcy or insolvency proceedings, unpaid material judgments and change of control.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

FILO Amendment

On March 21, 2023 the Company and certain of its subsidiaries entered into an amendment and limited waiver (the FILO Amendment) to the ABL Credit Agreement. The FILO Amendment provides for an additional tranche (the FILO Tranche) of commitments under the ABL Credit Agreement consisting of a senior secured “last out” term loan facility (the FILO Facility). The initial commitments under the FILO Facility were $55.0 and were borrowed in full and terminated on the Closing Date. Proceeds of the loans made under the FILO Facility will be used to finance the ongoing working capital requirements of the Company and its subsidiaries and for other general corporate purposes.

The FILO Facility will mature on June 4, 2023. Loans under the FILO Facility bear interest determined by reference to, at the Company’s option, either (x) adjusted term SOFR plus a margin of 8.00% or (y) an alternative base rate plus a margin of 7.00%. The Company paid an upfront fee of $3.9 to the lenders providing the FILO Facility, which fee was capitalized and added to the outstanding balance under the FILO Facility. The obligations of the Company under the FILO Facility benefit from the same guarantees and security as the existing obligations under the ABL Credit Agreement.

Pursuant to the FILO Amendment, among other things, for a 75-day period ending on June 4, 2023 (the Waiver Period), the Company will be permitted to maintain outstanding borrowings and letters of credit in excess of its then-current borrowing base in an amount not to exceed $233.8 (inclusive of amounts outstanding under the FILO Facility but before giving effect to any payment in kind of interest or fees added thereto). During the Waiver Period, the Company will not be permitted to borrow any additional amounts under the ABL Credit Agreement and must maintain an actual borrowing base of at least $140.0. In addition, during the Waiver Period, the Company will not be required to comply with certain reporting provisions required by the ABL Credit Agreement.

At the closing of the December 2022 Refinancing Transactions, the Company drew down the ABL Facility and utilized the proceeds for working capital, including payments to suppliers and vendors. As of March 31, 2023, therefore, the Company had no additional availability under the ABL Facility and $263.0 of cash, cash equivalents, restricted cash and short-term investments. Initially, the Company believed that the December 2022 Refinancing Transactions, along with cash from operations, would be sufficient to meet the Company’s near-term and long-term liquidity needs for at least the next 12 months. Over the course of the first quarter of 2023, based on the Company's revenue cycle and composition of the borrowing base under the ABL Facility, the availability under the ABL Facility as of March 2023 has been substantially limited. In addition, slower-than-expected conversion of inventory into revenue has further suppressed liquidity. Accordingly, on March 21, 2023, the Company entered into the FILO Amendment, which established the FILO Facility. Commitments under the FILO Facility were $55.0 and were borrowed in full and terminated on March 21, 2023. The liquidity provided by the FILO Facility is only expected to sustain the Company through part of the second quarter of 2023.

Restructuring Support Agreement

The Restructuring Support Agreement sets forth the agreed-upon terms among the Company and the Consenting Creditors for the effectuation of a deleveraging transaction through, among other things, (i) a pre-packaged chapter 11 plan of reorganization to be filed by the Company and certain of its subsidiaries (collectively, the Debtors) in connection with the anticipated commencement by the Debtors of voluntary cases under chapter 11 (the Chapter 11 Cases) of title 11 of the United States Code (the U.S. Bankruptcy Code) in the U.S. Bankruptcy Court for the Southern District of Texas (the U.S. Bankruptcy Court), (ii) a scheme of arrangement to be filed by the Dutch Issuer and relating to certain of the Company's subsidiaries (the Dutch Scheme Companies) in connection with the commencement by the Dutch Issuer of voluntary proceedings (the Dutch Scheme Proceedings) under the Dutch Act on Confirmation of Extrajudicial Plans (Wet homologatie onderhands akkoord) (the Dutch Restructuring Law) in the District Court of Amsterdam (the Dutch Court) and (iii) recognition of such Dutch scheme pursuant to proceedings to be commenced under chapter 15 of the U.S. Bankruptcy Code by the Dutch Issuer.

Under the Restructuring Support Agreement, the Consenting Creditors have agreed, subject to certain terms and conditions, to support transactions (the Restructuring Transactions) that would result in a financial restructuring of the existing funded debt and existing equity interests of the Company Parties pursuant to plans to be filed in the Chapter 11 Cases (the Chapter 11 Plan) and the Dutch Scheme Proceedings (the WHOA Plan).

The Chapter 11 Plan and the WHOA Plan (together, the Plans) will be based on the restructuring term sheet attached to and incorporated into the Restructuring Support Agreement. Below is a summary of the treatment that the stakeholders of the

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

Company would receive under the Chapter 11 Plan (capitalized terms not defined have the meanings assigned to them in the Restructuring Support Agreement):

•Holders of Other Secured Claims. Each holder of allowed Other Secured Claims would receive, at the Company's option (with the reasonable consent of a requisite number of Consenting Creditors (the Required Consenting Creditors): (a) payment in full in cash; (b) the collateral securing its secured claim; (c) reinstatement of its secured claim; or (d) such other treatment rendering its secured claim unimpaired in accordance with section 1124 of the U.S. Bankruptcy Code.

•Holders of Other Priority Claims. Each holder of allowed Other Priority Claims would receive, at the Company's option (with the reasonable consent of the Required Consenting Creditors): (a) payment in full in cash; or (b) such other treatment rendering its other priority claim unimpaired in accordance with section 1124 of the U.S. Bankruptcy Code.

•Holders of ABL Facility Claims. On or before the effective date of the Plans (the Effective Date) or earlier if ordered by the U.S. Bankruptcy Court (including in the orders approving the DIP Facility (as defined below)), allowed ABL Facility Claims would be paid in full and any letters of credit will be cash collateralized.

•Holders of Superpriority Term Loan Claims. On or before the Effective Date, or earlier if ordered by the U.S. Bankruptcy Court (including in the orders approving the DIP Facility), allowed Superpriority Term Loan Claims would be paid in full.

•Holders of First Lien Claims. On or as soon as practicable after the Effective Date, each holder of allowed First Lien Claims would receive its pro rata share of 98% of the reorganized Company's new common equity interests (the New Common Stock) available for distribution to certain creditors under the Plans, which will be subject to dilution on account of (a) the issuance of the Additional New Common Stock as described below and (b) a new management incentive plan to be implemented in connection with the Chapter 11 Cases pursuant to which 6% of the number of shares of New Common Stock to be issued pursuant to the Chapter 11 Plan on a fully diluted basis (the MIP Shares) will be reserved for issuance to management as determined by the restructured Company’s new board of directors.

•Holders of Second Lien Notes Claims. On or as soon as practicable after the Effective Date, each holder of allowed Second Lien Notes Claims would receive its pro rata share of 2% of the New Common Stock available for distribution to creditors under the Plans, which will be subject to dilution on account of (a) the issuance of the Additional New Common Stock related to the Backstop Premiums as described below and (b) the MIP Shares.

•Holders of 2024 Stub Unsecured Notes Claims. On or as soon as practicable after the Effective Date, each holder of an allowed claim under or with respect to the 2024 Senior Notes (the 2024 Stub Unsecured Notes Claims) would receive its pro rata share of an amount of cash that would provide such holder with the same percentage recovery on its allowed 2024 Stub Unsecured Notes Claim that a holder of an allowed Second Lien Notes Claim would receive in respect of its allowed Second Lien Notes Claim (as diluted on account of the Additional New Common Stock, as applicable) under the Chapter 11 Plan based on the midpoint of the equity value of the New Common Stock as set forth in the disclosure statement filed in the Chapter 11 Cases.

•Holders of General Unsecured Claims. On the Effective Date, each allowed General Unsecured Claim would be reinstated and paid in the ordinary course of business in accordance with the terms and conditions of the particular transaction or agreement giving rise to such allowed general unsecured claim, or otherwise provided such treatment to render it unimpaired.

•Holders of Section 510(b) Claims. On the Effective Date, claims that could be asserted under section 510(b) of the U.S. Bankruptcy Code would be extinguished, cancelled and discharged, and holders thereof would receive no distributions from the Debtors in respect of their claims.

•DNI Equity Holders. Each holder of an equity interest in the Diebold Nixdorf, Incorporated would have such interest extinguished, cancelled and discharged without any distribution.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

In addition, intercompany equity interests and claims may be reinstated, distributed, contributed, set off, settled, canceled and released, or otherwise addressed at the option of the Debtors (with the consent of the Required Consenting Creditors such consent not to be unreasonably delayed, withheld or conditioned). As a general matter, the distributions of consideration as summarized above and set forth in more detail in the Plans take into account claim holders’ rights to payment, in respect of their claims against all the Company Parties taken as a whole.

The WHOA Plan addresses only claims held by holders of First Lien Claims, 2023 Stub First Lien Claims, Second Lien Notes Claims and 2024 Stub Unsecured Notes Claims against the Dutch Scheme Companies. The WHOA Plan would include treatment in respect of holders of such claims consistent with the treatment set forth above except that the 2023 Stub First Lien Term Loan Claims, which hold only unsecured claims against the Dutch Scheme Companies, would be classified in a separate class in the WHOA Plan and would receive no additional consideration under the WHOA Plan beyond what they would receive in the Chapter 11 Plan.

The WHOA Plan would not propose any compromise or impairment of any trade vendor or customer of the Dutch Scheme Companies or any claims between or among Company Parties.

The Restructuring Support Agreement also includes a term sheet (the DIP Term Sheet) that provides that the Debtors will seek approval of a $1.25 billion debtor-in-possession term loan credit facility (the DIP Facility) to be provided by certain of the Company's existing first lien lenders on the terms set forth in the DIP Term Sheet and such other terms that are acceptable to the Debtors and a requisite number of lenders under the DIP Facility. The proceeds of the DIP Facility will be used to: (i) repay in full the term loan obligations, including a make-whole premium, under the Superpriority Credit Agreement; (ii) repay in full the ABL Facility and cash collateralize letters of credit thereunder; (iii) pay costs and reasonable and documented out-of-pocket fees and expenses related to the court-supervised restructuring proceedings; (iv) make certain “adequate protection payments”; and (v) fund the working capital needs and expenditures of the Company Parties and their non-debtor affiliates during the pendency of the court supervised restructuring proceedings.

As consideration for of their commitment with respect to the DIP Facility, certain lenders who have agreed to backstop the DIP Facility (the DIP Backstop Lenders) will receive (i) a commitment backstop premium equal to 13.5% of the New Common Stock, (ii) an upfront premium equal to 6.5% of the New Common Stock and (iii) an additional premium equal to equal to 7.0% of the New Common Stock (collectively, the Backstop Premiums). Additionally, holders of First Lien Claims that wish to become a lender under the DIP Facility and that execute a joinder to the Restructuring Support Agreement prior to 11:59 p.m., New York City time, on June 2, 2023 will be eligible to participate in the DIP Facility and receive a participation premium of their pro rata portion of 10% of the New Common Stock. The New Common Stock issuable as premiums described in this paragraph is referred to herein as Additional New Common Stock.

Pursuant to the Restructuring Support Agreement, the Company Parties must implement the Restructuring Transactions in accordance with the following milestones (unless extended or waived by the Required Consenting Creditors):

•no later than 11:59 pm Eastern Time on May 31, 2023, the Company Parties must have commenced solicitation of the Chapter 11 Plan and the WHOA Plan;

•no later than June 1, 2023, the Debtors must have filed their chapter 11 petitions under the U.S. Bankruptcy Code and commenced the Chapter 11 Cases (such date of commencement, the Petition Date);

•on the Petition Date, the Company Parties must have filed the Chapter 11 Plan and the related disclosure statement with the U.S. Bankruptcy Court;

•no later than two days after the Petition Date, the U.S. Bankruptcy Court must have entered an interim order approving the DIP Facility;

•no later than five days after the Petition Date, the Company Parties must have commenced the Dutch Scheme Proceedings with the Dutch Court;

•no later than 45 days after the Petition Date, the U.S. Bankruptcy Court must have entered a final order approving the DIP Facility;

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

•no later than 45 days after the Petition Date, the U.S. Bankruptcy Court must have entered an order confirming the Chapter 11 Plan;

•no later than 75 days after the Petition Date, the Dutch Court must have entered an order sanctioning the WHOA Plan (the Dutch Sanction Order); and

•no later than 80 days after the Petition Date, the Effective Date must have occurred.

In accordance with the Restructuring Support Agreement, the Consenting Creditors have agreed, among other things, to (i) support the Restructuring Transactions as contemplated by, and within the timeframes outlined in, the Restructuring Support Agreement and the definitive documents governing the Restructuring Transactions; (ii) not object to, delay, impede, or take any action to interfere with acceptance, implementation, or consummation of the Restructuring Transactions; (iii) vote to accept the Plans; and (iv) not transfer claims against a Company Party held by each Consenting Creditor except with respect to limited and customary exceptions, including requiring any transferee to either already be bound or become bound by the terms of the Restructuring Support Agreement.

In accordance with the Restructuring Support Agreement, the Company Parties agreed, among other things, to: (a) support and take all steps reasonably necessary and desirable to (i) consummate the Restructuring Transactions in accordance with the Restructuring Support Agreement, (ii) obtain the interim and final orders approving the DIP Facility, (iii) obtain the order confirming the Chapter 11 Plan and the Dutch Sanction Order and an order recognizing the Dutch Sanction Order in the chapter 15 proceedings, and (iv) prosecute and defend any appeals relating to the order confirming the Chapter 11 Plan and the Dutch Sanction Order; (b) comply with the milestones described above, (c) use commercially reasonable efforts to obtain any and all required governmental and/or regulatory approvals for the Restructuring Transactions; (d) negotiate in good faith and, where applicable, execute and deliver certain required documents and agreements to effectuate and consummate the Restructuring Transactions as contemplated by the Restructuring Support Agreement; (e) actively oppose and object to the efforts of any person seeking to object to, delay, impede, or take any other action to interfere with the acceptance, implementation, or consummation of the Restructuring Transactions; (f) use commercially reasonable efforts to seek additional support for the Restructuring Transactions from other material stakeholders to the extent reasonably prudent; (g) operate their business in the ordinary course; (h) timely file a formal objection to any motion filed with the U.S. Bankruptcy Court by a third party seeking the entry of an order (i) modifying or terminating the U.S. Debtors’ exclusive right to file and/or solicit acceptances of a plan of reorganization, as applicable, (ii) directing the appointment of a trustee or examiner (with expanded powers beyond those set forth in sections 1106(a)(3) and (4) of the U.S. Bankruptcy Code), (iii) converting any of the Chapter 11 Cases to cases under chapter 7 of the U.S. Bankruptcy Code, or (iv) dismissing any of the Chapter 11 Cases; and (i) at the request of the Required Consenting Creditors, appoint a chief restructuring officer, who shall be selected by the Required Consenting Creditors and be be reasonably acceptable to the Chief Executive Officer of the Company.

The Consenting Creditors may terminate the Restructuring Support Agreement (and thereby their obligations to support the Plans) under certain circumstances, including the Company's failure to meet the milestones described above (unless extended or waived).

A Company Party may terminate the Restructuring Support Agreement under certain circumstances, including the U.S. Bankruptcy Court's failure to confirm the Chapter 11 Plan or dismissal of the Chapter 11 Cases or the Dutch Court's failure to sanction the WHOA Plan. The Restructuring Support Agreement will be automatically terminated in certain circumstances, including if the Company's board of directors determines, after consulting with counsel, that proceeding with any of the restructuring transactions contemplated by the Restructuring Support Agreement would be inconsistent with its fiduciary duties or applicable law.

Although the Company intends to pursue the Restructuring Transactions in accordance with the terms set forth in the Restructuring Support Agreement, there can be no assurance that the Company will be successful in completing a restructuring or any other similar transaction on the terms set forth in the Restructuring Support Agreement, on different terms or at all. The Restructuring Support Agreement is subject to various terms and conditions set forth therein. Moreover, consummation of the Plans will be subject to numerous conditions, including approval from the U.S. Bankruptcy Court and the Dutch Court, as applicable.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

Uncommitted Line of Credit

As of March 31, 2023, the Company had various international short-term uncommitted lines of credit with borrowing limits aggregating to $25.1. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of March 31, 2023 and December 31, 2022 was 18.44 percent and 11.02 percent, respectively, and primarily relate to higher interest rate, short-term uncommitted lines of credit in Columbia and Brazil. Short-term uncommitted lines mature in less than one year. The remaining amount available under the short-term uncommitted lines at March 31, 2023 was $21.2.

The cash flows related to debt borrowings and repayments were as follows:

	Three months ended
	March 31,
	2023	2022
Revolving credit facility borrowings	$102.7	$188.0

Revolving credit facility repayments	$(80.0)	$(113.0)

Other debt borrowings
International short-term uncommitted lines of credit borrowings	$2.3	$0.3

Other debt repayments
Payments on Term Loan B Facility - USD under the Credit Agreement	$(1.3)	$(1.8)
Payments on Term Loan B Facility - Euro under the Credit Agreement	(0.3)	(1.7)
International short-term uncommitted lines of credit and other repayments	(0.5)	(1.2)
	$(2.1)	$(4.7)

Below is a summary of financing and replacement facilities information:

Financing and Replacement Facilities	Interest Rate Index and Margin	Maturity/Termination Dates	Initial Term (Years)
Term Loan B Facility - USD(i)	LIBOR + 2.75%	November 2023	7.5
Term Loan B Facility - Euro(ii)	EURIBOR + 3.00%	November 2023	7.5
2024 Senior Notes	8.50%	April 2024	8
2025 Senior Secured Notes – USD	9.38%	July 2025	5
2025 Senior Secured Notes – EUR	9.00%	July 2025	5
ABL(iii)	SOFR + 2.50-3.00%	July 2026	3.5
New Term B USD(iv)	SOFR + 5.35%	July 2025	2.5
New Term B EUR(v)	EURIBOR + 5.60%	July 2025	2.5
2L Notes	8.50% / 12.50% PIK	October 2026	3.8
New USD Senior Secured Notes	9.38%	July 2025	2.5
New EUR Senior Secured Notes	9.00%	July 2025	2.5
Superpriority Term Loans(vi)	SOFR + 6.50%	July 2025	2.5
FILO Facility (iii)	SOFR + 8.00%	June 2023	0.3
(i)LIBOR with a floor of 0.0 percent
(ii)EURIBOR with a floor of 0.0 percent
(iii)SOFR with a floor of 0.0 percent
(iv)SOFR with a floor of 1.5 percent
(v)EURIBOR with a floor of 0.5 percent
(vi)SOFR with a floor of 4.0 percent

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

Note 10: Equity

The following tables present changes in shareholders' equity attributable to Diebold Nixdorf, Incorporated and the noncontrolling interests:

					Accumulated Other Comprehensive Loss		Total Diebold Nixdorf, Incorporated Shareholders' Equity
	Common Shares	Additional Capital	Accumulated Deficit	Treasury Shares		Equity Warrants		Non-controlling Interests	Total Equity
Balance, December 31, 2022	$119.8	$831.5	$(1,406.7)	$(585.6)	$(360.0)	$20.1	$(1,380.9)	$9.8	$(1,371.1)
Net loss	—	—	(111.1)	—	—	—	(111.1)	(0.4)	(111.5)
Other comprehensive loss	—	—	—	—	6.3	—	6.3	2.2	8.5
Share-based compensation issued	1.0	(1.0)	—	—	—	—	—	—	—
Share-based compensation expense	—	1.3	—	—	—	—	1.3	—	1.3
Treasury shares	—	—	—	(0.8)	—	—	(0.8)	—	(0.8)
Balance, March 31, 2023	$120.8	$831.8	$(1,517.8)	$(586.4)	$(353.7)	$20.1	$(1,485.2)	$11.6	$(1,473.6)

					Accumulated Other Comprehensive Loss		Total Diebold Nixdorf, Incorporated Shareholders' Equity
	Common Shares	Additional Capital	Accumulated Deficit	Treasury Shares		Equity Warrants		Non-controlling Interests	Total Equity
Balance, December 31, 2021	$118.3	$819.6	$(822.4)	$(582.1)	$(378.5)	$—	$(845.1)	$8.1	$(837.0)
Net loss	—	—	(183.1)	—	—	—	(183.1)	(0.8)	(183.9)
Other comprehensive loss	—	—	—	—	13.1	—	13.1	0.8	13.9
Share-based compensation issued	1.2	(1.2)	—	—	—	—	—	—	—
Share-based compensation expense	—	1.7	—	—	—	—	1.7	—	1.7
Treasury shares	—	—	—	(3.3)	—	—	(3.3)	—	(3.3)
Balance, March 31, 2022	$119.5	$820.1	$(1,005.5)	$(585.4)	$(365.4)	$—	$(1,016.7)	$8.1	$(1,008.6)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

Note 11: Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the three months ended March 31, 2023:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2023	$(352.1)	$(1.9)	$5.3	$(12.6)	$1.3	$(360.0)
Other comprehensive loss before reclassifications (1)	4.7	—	0.3	—	—	5.0
Amounts reclassified from AOCI	—	—	—	1.3	—	1.3
Net current-period other comprehensive loss	4.7	—	0.3	1.3	—	6.3
Balance at March 31, 2023	$(347.4)	$(1.9)	$5.6	$(11.3)	$1.3	$(353.7)
(1) Other comprehensive income (loss) before reclassifications within the translation component excludes $(2.2) of translation attributable to noncontrolling interests.

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the three months ended March 31, 2022:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2022	$(310.9)	$(1.9)	$0.4	$(64.6)	$(1.5)	$(378.5)
Other comprehensive loss before reclassifications (1)	10.4	(1.0)	2.9	—	0.7	13.0
Amounts reclassified from AOCI	—	—	(0.6)	0.7	—	0.1
Net current-period other comprehensive loss	10.4	(1.0)	2.3	0.7	0.7	13.1
Balance at March 31, 2022	$(300.5)	$(2.9)	$2.7	$(63.9)	$(0.8)	$(365.4)
(1) Other comprehensive income (loss) before reclassifications within the translation component excludes $(0.8) of translation attributable to noncontrolling interests.:

(1) Other comprehensive income (loss) before reclassifications within the translation component excludes $(0.8) of translation attributable to noncontrolling interests.
The following table summarizes the details about the amounts reclassified from AOCI:

	Three months ended		Affected Line Item on the Statement of Operations
	March 31,
	2023	2022
Interest rate hedge loss	$—	$(0.6)	Interest expense
Pension and post-retirement benefits:
Net actuarial gain amortized (net of tax of $0.5 and $0.3, respectively)	1.3	0.7	Miscellaneous, net
Total reclassifications for the period	$1.3	$0.1

Note 12: Benefit Plans

Qualified Retirement Benefits. The Company has a qualified retirement plan covering certain U.S. employees that has been closed to new participants since 2003 and frozen since December 2013.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

The Company has a number of non-U.S. defined benefit plans covering eligible employees located predominately in Europe, the most significant of which are German plans. Benefits for these plans are based primarily on each employee's final salary, with periodic adjustments for inflation. The obligations in Germany consist of employer funded pension plans and deferred compensation plans. The employer funded pension plans are based upon direct performance-related commitments in terms of defined contribution plans. Each beneficiary receives, depending on individual pay-scale grouping, contractual classification, or income level, different yearly contributions. The contribution is multiplied by an age factor appropriate to the respective pension plan and credited to the individual retirement account of the employee. The retirement accounts may be used up at retirement by either a one-time lump-sum payout or payments of up to ten years.

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

The following tables set forth the net periodic benefit cost for the Company’s defined benefit pension plans and other benefits for the three months ended March 31, 2023 and March 31, 2022, respectively:

	Three months ended
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Other Benefits
	2023	2022	2023	2022	2023	2022
Components of net periodic benefit cost
Service cost	$—	$—	$1.6	$2.4	$—	$—
Interest cost	4.9	4.3	2.9	1.1	0.1	0.1
Expected return on plan assets	(4.5)	(5.8)	(3.4)	(3.9)	—	—
Recognized net actuarial loss (gain)	0.2	1.6	(0.9)	(0.4)	(0.1)	(0.1)
Amortization of prior service cost	—	—	(0.2)	(0.1)	—	—
Net periodic pension benefit cost	$0.6	$0.1	$—	$(0.9)	$—	$—

Contributions and Reimbursements

For the three months ended March 31, 2023 and March 31, 2022, contributions of $17.5 and $21.8, respectively, were made to the qualified and non-qualified pension plans. The Company received reimbursements of $22.8 and $17.0 for certain benefits paid from its German plan trustee during March 2023 and May 2022, respectively.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

Note 13: Fair Value of Assets and Liabilities

Assets and Liabilities Recorded at Fair Value

Assets and liabilities subject to fair value measurement by fair value level and recorded as follows:

		March 31, 2023			December 31, 2022
			Fair Value Measurements Using			Fair Value Measurements Using
	Classification on condensed consolidated Balance Sheets	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets
Certificates of deposit	Short-term investments	$16.6	$16.6	$—	$24.6	$24.6	$—
Assets held in rabbi trusts	Securities and other investments	4.2	4.2	—	4.4	4.4	—
Total		$20.8	$20.8	$—	$29.0	$29.0	$—
Liabilities
Deferred compensation	Other liabilities	4.2	4.2	—	4.4	4.4	—
Total		$4.2	$4.2	$—	$4.4	$4.4	$—

The Company uses the end of period when determining the timing of transfers between levels. During each of the three months ended March 31, 2023 and 2022, there were no transfers between levels.

The carrying amount of the Company's revolving credit facility approximates fair value. The remaining debt had a carrying value of $2,573.8 and fair value of $1,441.0 at March 31, 2023, and a carrying value of $2,557.6 and fair value of $1,819.7 at December 31, 2022.

Refer to Note 9 for further details surrounding the Company's debt as of March 31, 2023 compared to December 31, 2022. Additionally, the Company would remeasure certain assets at fair value, using Level 3 measurements, as a result of the occurrence of triggering events.

Note 14: Commitments and Contingencies

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

At March 31, 2023, the Company was a party to several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the condensed consolidated financial statements would not be materially affected by the outcome of these indirect tax claims and/or proceedings or asserted claims.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated liabilities. The Company estimated the aggregate risk at March 31, 2023 to be up to $51.1 for its material indirect tax matters. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire.

Legal Contingencies

At March 31, 2023, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate were considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings or asserted claims.

In addition to these normal course of business litigation matters, the Company is a party to the proceedings described below:

Diebold Nixdorf Holding Germany GmbH, formerly Diebold Nixdorf Holding Germany Inc. & Co. KGaA (Diebold KGaA), is a party to two separate appraisal proceedings (Spruchverfahren) in connection with the purchase of all shares in its former listed subsidiary, Diebold Nixdorf AG. The first appraisal proceeding, which relates to the Domination and Profit Loss Transfer Agreement (DPLTA) entered into by Diebold KGaA and former Diebold Nixdorf AG, which became effective on February 17, 2017, is pending at the Higher Regional Court (Oberlandesgericht) of Düsseldorf (Germany) as the court of appeal. The DPLTA appraisal proceeding was filed by minority shareholders of Diebold Nixdorf AG challenging the adequacy of both the cash exit compensation of €55.02 per Diebold Nixdorf AG share (of which 6.9 shares were then outstanding) and the annual recurring compensation of €2.82 per Diebold Nixdorf AG share offered in connection with the DPLTA.

The second appraisal proceeding relates to the cash merger squeeze-out of minority shareholders of Diebold Nixdorf AG in 2019 and is pending at the same Chamber for Commercial Matters (Kammer für Handelssachen) at the District Court (Landgericht) of Dortmund (Germany) that was originally competent for the DPLTA appraisal proceedings. The squeeze-out appraisal proceeding was filed by former minority shareholders of Diebold Nixdorf AG challenging the adequacy of the cash exit compensation of €54.80 per Diebold Nixdorf AG share (of which 1.4 shares were then outstanding) in connection with the merger squeeze-out.

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

Bank Guarantees, Standby Letters of Credit, and Surety Bonds

In the ordinary course of business, the Company may issue performance guarantees on behalf of its subsidiaries to certain customers and other parties. Some of those guarantees may be backed by standby letters of credit, surety bonds, or similar instruments. In general, under the guarantees, the Company would be obligated to perform, or cause performance, over the term of the underlying contract in the event of an unexcused, uncured breach by its subsidiary, or some other specified triggering event, in each case as defined by the applicable guarantee. At March 31, 2023, the maximum future contractual obligations relative to these various guarantees totaled $140.6, of which $24.0 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2022, the maximum future payment obligations relative to these

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

various guarantees totaled $173.2, of which $24.0 represented standby letters of credit to insurance providers, and no associated liability was recorded.

Note 15: Revenue Recognition

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

	Three months ended
	March 31,
Timing of revenue recognition	2023	2022
Products transferred at a point in time	40%	37%
Products and services transferred over time	60%	63%
Net sales	100%	100%

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

The following table provides information about receivables and deferred revenue, which represent contract liabilities from contracts with customers:

Contract balance information	Trade receivables	Contract liabilities
Balance at December 31, 2022	$612.2	$453.2
Balance at March 31, 2023	$627.1	$486.7

There have been $7.2 and $4.6 of impairment losses recognized as bad debt related to receivables or contract assets arising from the Company's contracts with customers during the three months ended March 31, 2023 and 2022, respectively.

As of December 31, 2022, the Company had $453.2 of unrecognized deferred revenue constituting the remaining performance obligations that are unsatisfied (or partially unsatisfied). During the three months ended March 31, 2023, the Company recognized revenue of $122.1 related to the Company's deferred revenue balance at December 31, 2022.

Transaction price allocated to the remaining performance obligations

As of March 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1,400. The Company generally expects to recognize revenue on the remaining performance obligations over the next twelve months. The Company enters into service agreements with cancellable terms after a certain period without penalty. Unsatisfied obligations reflect only the obligation during the initial term. The Company applies the practical expedient in ASC paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

Note 16: Finance Lease Receivables

Under certain circumstances, the Company provides financing arrangements to customers that are largely classified and accounted for as sales-type leases. The Company records interest income and any fees or costs related to financing receivables using the effective interest method over the term of the lease.

The following table presents the components of finance lease receivables:

	March 31, 2023	December 31, 2022
Gross minimum lease receivables	$29.4	$28.1
Allowance for credit losses	(0.2)	(0.2)
Estimated unguaranteed residual values	0.1	0.1
	29.3	28.0
Less:
Unearned interest income	(1.5)	(1.5)
Total	$27.8	$26.5

Future minimum payments due from customers under finance lease receivables as of March 31, 2023 are as follows:

2023	$7.3
2024	5.9
2025	5.2
2026	5.0
2027	3.7
Thereafter	2.3
$29.4

There were no significant changes in provision for credit losses, recoveries and write-offs during the three months ended March 31, 2023 or 2022.

Note 17: Segment Information

During the second quarter of 2022, the Company appointed a new Chief Executive Officer, who is also the CODM, and announced an organizational simplification initiative. In connection with those events, the Company's reportable segments are no longer Americas Banking, Eurasia Banking and Retail, and instead the reportable operating segments are the following: Banking and Retail. Under the simplified organization and related restructuring discussed in Note 8, the Company does not have regionally focused direct reports to the CODM, and the CODM analyzes Banking and Retail on a global basis and not based on regional profitability metrics.

The Company's new reportable segment information below directly aligns with how the CODM regularly reviews results to make decisions, allocate resources and assess performance. The new Banking segment's sales and cost of sales are the summation of the legacy Americas Banking and Eurasia Banking's sales and cost of sales. The Company will continually consider its operating structure and the information subject to regular review.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

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

The following tables present information regarding the Company’s segment performance and provide a reconciliation between segment operating profit and the consolidated income (loss) before income taxes:

	Three months ended
	March 31,
	2023	2022
Net sales summary by segment
Banking	$592.9	$562.7
Retail	260.4	261.7
Held for sale non-core European retail business(7)	4.8	5.4
Total revenue	$858.1	$829.8

Segment operating profit
Banking	$79.9	$46.1
Retail	39.1	24.2
Total segment operating profit	$119.0	$70.3

Corporate charges not allocated to segments (1)	$(69.0)	$(71.2)
Impairment of assets (2)	(0.9)	(55.2)
Amortization of Wincor Nixdorf purchase accounting intangible assets(3)	(17.7)	(18.5)
Restructuring and transformation expenses(4)	(15.0)	—
Refinancing related costs(5)	(14.1)	—
Net non-routine expense(6)	(0.7)	(2.4)
Held for sale non-core European retail business(7)	(3.7)	(6.4)
	(121.1)	(153.7)
Operating loss	(2.1)	(83.4)
Other income (expense)	(88.2)	(48.9)
Loss before taxes	$(90.3)	$(132.3)

(1)    Corporate charges not allocated to segments include headquarter-based costs associated primarily with human resources, finance, IT and legal that are not directly attributable to a particular segment and are separately assessed by the CODM for purposes of making decisions, assessing performance and allocating resources.
(2)    Impairment of $0.9 in the first quarter of 2023 relates to leased European facilities closures and $55.2 in the first quarter 2022 related to impairment of capitalized cloud-based North America ERP costs of $38.4, and as a result of the Russian incursion into Ukraine and the related economic sanctions, the Company impaired $16.8 of assets connected with the Company's operations in Russia, Ukraine and Belarus.
(3)    The amortization of purchase accounting intangible assets is not included in the segment results used by the CODM to make decisions, allocate resources or assess performance.
(4)    Refer to Note 8 for further information regarding restructurings. Consistent with the historical reportable segment structure, restructuring and transformation costs are not assigned to the segments, and are separately analyzed by the CODM.
(5)    Refinancing related costs are fees earned by our advisors that have been accounted for as period expense.
(6)    Net non-routine expense consists of items that the Company has determined are non-routine in nature and not allocated to the reportable operating segments as they are not included in the measure used by the CODM to make decisions, allocate resources and assess performance.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

(7)    Held for sale non-core European retail business represents the revenue and operating profit of a business that has been classified as held for sale for all of the periods presented, but which was removed in 2022 from the retail segment's information used by the CODM to make decisions, assess performance and allocate resources, and now is individually analyzed. This change and timing thereof aligns with the build-out of a data center that makes the entity capable of operating autonomously and is consistent with material provided in connection with our refinancing effort which are exclusive of this entity. The first quarter of 2022 has been restated above to exclude the results of the held for sale non-core European retail business from the Retail segment for comparability to current year results.

The following table presents information regarding the Company’s segment net sales by service and product solution:

	Three months ended
	March 31,
	2023	2022
Segments
Banking
Services	$381.1	$383.7
Products	211.8	179.0
Total Banking	592.9	562.7

Retail
Services	133.2	140.0
Products	127.2	121.7
Total Retail	260.4	261.7

Held for sale non-core European retail business
Services	2.1	2.5
Products	2.7	2.9
Total revenue	$858.1	$829.8

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

Note 18: Cloud Implementation

At December 31, 2021, the Company had capitalized $50.7 of cloud implementation costs, which are presented in the Other assets caption of the condensed consolidated balance sheets. During the first quarter of 2022, the Company impaired $38.4 of capitalized cloud implementation costs related to a cloud-based North American enterprise resource planning (ERP) system, which was intended to replace the on premise ERP currently in use. In connection with the executive transition that took place in the first quarter of 2022 and the culmination of related process optimization workshops in March 2022, the Company made the decision to indefinitely suspend the cloud-based North America ERP implementation, which was going to require significant additional investment before it could function as well as our current North America ERP, and to instead focus the Company's ERP implementation efforts on the distribution subsidiaries, which can better leverage the standardization and simplification initiatives connected with the cloud-based implementation. As a result of the completed process optimization walkthroughs, the Company determined that the customizations already built for the North America ERP should not be leveraged at the distribution subsidiaries which require more streamlined and scalable process flows.

At March 31, 2023, the Company had a net book value of capitalized cloud implementation costs of $19.6, which relates to a combination of the distribution subsidiary ERP and corporate tools to support business operations.

Amortization of cloud implementation fees totaled $0.8 and $0.5 in the three months ended March 31, 2023 and 2022, respectively. These fees are expensed over the term of the cloud computing arrangement, and the expense is required to be recognized in the same line item in the income statement as the associated hosting service expenses.

Note 19: War in Ukraine

The Company has a Russian distribution subsidiary that generated approximately $45.0 in revenue and $5.0 in operating profit during the year ended December 31, 2021. Due to the economic sanctions levied on and economic conditions in Russia, the Company is making progress towards liquidating the distribution subsidiary.

Additionally, the Company has distribution partners in Russia, Ukraine and Belarus that generated approximately $35.0 in revenue and $5.0 in gross profit during the year ended December 31, 2021. Due to the Russian incursion into Ukraine and the related economic sanctions, the prospect of re-establishing revenue from these relationships is currently uncertain.

Based on the circumstances outlined above, the Company recorded an impairment charge of $16.8 in the first quarter of 2022, inclusive of trade receivables from customers in the region that are doubtful of being collected, inventory specifically for customers in the region and various other assets that are not recoverable.

The war in Ukraine has had implication on logistic routes, which is one of several macroeconomic conditions that is negatively impacting our supply chain. We are not particularly reliant on specific suppliers based in the affected areas, but circumvention has impacted lead times of inbound product. Management has identified elevated cybersecurity risk related to the matter, and has implemented mitigation strategies. The net cost of these risks in addition to the aforementioned liquidation, management of economic sanctions, humanitarian efforts and other related expenditures offset with certain recoveries was not material during the three months ended March 31, 2023.

Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2023
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

RECENT DEVELOPMENTS

Restructuring Support Agreement

On May 30, 2023, the Company Parties entered into the Restructuring Support Agreement with the Consenting Creditors holding: (i) obligations under the Superpriority Credit Agreement; (ii) term loan obligations under the New Term Loan Credit Agreement; (iii) the 2025 Senior Notes; and (iv) the 2L Notes. The Consenting Creditors collectively hold significant majority of the Companies outstanding secured debt obligations.

The Restructuring Support Agreement sets forth the agreed-upon terms among the Company and the Consenting Creditors for the effectuation of a deleveraging transaction through, among other things (i) a pre-packaged chapter 11 plan of reorganization to be filed by the Debtors in connection with the anticipated commencement by the Debtors of the Chapter 11 Cases under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court, (ii) a scheme of arrangement to be filed by the Dutch Issuer in connection with the commencement by the Dutch Issuer of the Dutch Scheme Proceedings under the Dutch Restructuring Law in the the Dutch Court and (iii) recognition of such Dutch scheme pursuant to proceedings to be commenced under chapter 15 of the U.S. Bankruptcy Code by the Dutch Issuer.

Under the Restructuring Support Agreement, the Consenting Creditors have agreed, subject to certain terms and conditions, to support transactions (the Restructuring Transactions) that would result in a financial restructuring of the existing debt of, existing equity interests in the Company Parties pursuant to the Chapter 11 Plan and the WHOA Plan.

The Company cannot predict the ultimate outcome of the Chapter 11 Cases and the Dutch Scheme Proceedings at this time or the satisfaction of any of the Restructuring Support Agreement milestones yet to come. For the duration of any Chapter 11 Cases or Dutch Scheme Proceedings, the Company’s operations and ability to develop and execute its business plan would be subject to the risks and uncertainties associated with the Chapter 11 process and Dutch Restructuring Law process. The amount and composition of the Company’s assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 Cases and the Dutch Scheme Proceedings, and our historical financial performance would likely not be indicative of our future financial performance. In particular, the description of the Company’s operations, properties and liquidity and capital resources included in this Quarterly Report on Form 10-Q may not accurately reflect our operations, properties and liquidity and capital resources following the Chapter 11 process and Dutch Restructuring Law process.

For a more detailed discussion of the Restructuring Support Agreement and the Restructuring Transactions, see “Restructuring Support Agreement” in Note 9 to our Condensed Consolidated Financial Statements and Part II, Item 1A “Risk Factors” in this Quarterly Report.

Going Concern

Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2023
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

Our condensed consolidated financial statements included herein have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the normal course of business. Pursuant to the requirements of ASC Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the consolidated financial statements are issued. Our ability to continue as a going concern is contingent upon, among other things, our ability to successfully implement the Restructuring Transactions contemplated in the Restructuring Support Agreement, subject to the approval of the U.S. Bankruptcy Court and the Dutch Court. The Restructuring Transactions are intended to provide the Company with additional liquidity and a sustainable capital structure. There can be no certainty that the Restructuring Transactions will be effected or that disruption from the Chapter 11 Cases and Dutch Scheme Proceedings contemplated by the Restructuring Agreement will not interfere with the Company’s business. As of March 31, 2023 substantial doubt exists regarding our ability to continue as a going concern.

For a more detailed discussion of the Going Concern Assessment see “Going Concern Assessment” in Note 1 to our Condensed Consolidated Financial Statements and Part II, Item 1A “Risk Factors” in this Quarterly Report.

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

In 2020, the Company launched the AllConnect Data Engine (ACDE), which enables a more data-driven and predictive approach to services. As of March 31, 2023, more than 182,000 devices were connected to ACDE. As the number of connected devices continues to increase, the Company expects to benefit from more efficient and cost-effective operations.

Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2023
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
◦physical footprint as much as 40% less vs. competing ATMs in certain models;
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

Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2023
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

Refinancing Transactions

On October 20, 2022, the Company, certain of its subsidiaries, including Diebold Nixdorf Dutch Holding B.V., a private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid) incorporated under Dutch law and a direct wholly owned subsidiary of the Company (the Dutch Subsidiary), and certain initial consenting holders entered into a Transaction Support Agreement (which was subsequently amended on November 28, 2022 and December 20, 2022), to which the other consenting holders became parties (together with all exhibits, annexes and schedules thereto, and as so amended, the Transaction Support Agreement). As contemplated in the Transaction Support Agreement, the following refinancing transactions (the December 2022 Refinancing Transactions) were completed on December 29, 2022:

•The Company and certain of its subsidiaries obtained a new $250.0 asset-based credit facility (the ABL Facility), which will mature in July 2026, subject to a springing maturity to a date that is 91 days prior to the maturity of certain indebtedness of the Company or its subsidiaries above a certain threshold amount. The ABL Facility is provided by, and replaces the commitments of, the Company’s existing revolving credit lenders under the Credit Agreement, dated as of November 23, 2015 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the Existing Credit Agreement), among the Company, as borrower, the Company’s subsidiary borrowers party thereto, the lenders party thereto from time to time and JPMorgan Chase Bank N.A., as administrative agent.
•Diebold Nixdorf Holding Germany GmbH (the German Borrower), a wholly-owned subsidiary of the Company, obtained a new $400.0 superpriority term loan credit facility (the Superpriority Facility), which will mature in July 2025.
•Certain holders of the term loans (the Existing Term Loans) under the Existing Credit Agreement exchanged such Existing Term Loans at par into extended term loans (the New Term Loans and, such exchange, the Term Loan Exchange), which will mature in July 2025.
•The Company amended the Existing Credit Agreement to, among other things, permit the December 2022 Refinancing Transactions, remove substantially all negative covenants and mandatory prepayments, and direct the collateral agent to release the liens on certain collateral securing the Company’s obligations under the Existing Credit Agreement and

Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2023
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
the Company’s existing subsidiary guarantors’ obligations under the related guarantees (in each case, to the extent permitted, including under applicable law).
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
•(i) Certain holders of the Company’s 9.375% Senior Secured Notes due 2025 (the 2025 USD Senior Notes), issued pursuant to the Indenture, dated as of July 20, 2020 (as amended, the 2025 USD Senior Notes Indenture) exchanged such 2025 USD Senior Notes for new 9.375% Senior Secured Notes due 2025 (the New 2025 USD Senior Notes), being issued under the 2025 USD Senior Notes Indenture and with identical terms to the 2025 USD Senior Notes (after giving effect to the proposed amendments as described below), and (ii) certain holders of the Dutch Subsidiary’s 9.000% Senior Secured Notes due 2025 (the 2025 EUR Senior Notes and, together with the 2025 USD Senior Notes, the 2025 Senior Notes), issued pursuant to that certain Indenture, dated as of July 20, 2020 (the 2025 EUR Senior Notes Indenture) exchanged such 2025 EUR Senior Notes for new 9.00% Senior Secured Notes due 2025 (the New 2025 EUR Senior Notes and, together with the New 2025 USD Senior Notes, the New 2025 Notes). The Company also consummated the related consent solicitations and effected certain proposed amendments to the 2025 USD Senior Notes Indenture and the 2025 EUR Senior Notes Indenture.

Public 2024 Exchange Offer

On February 10, 2023, the Company filed with the SEC a registration statement on Form S-4, registering an exchange offer (the Public 2024 Exchange Offer) with respect to the 2024 Senior Notes, on substantially the same terms as the Private 2024 Exchange Offer, to exchange the remaining 2024 Senior Notes outstanding following the Private 2024 Exchange Offer for Units. The Public 2024 Exchange Offer is currently scheduled to expire on June 5, 2023. The Company is required to raise equity capital prior to the maturity date of the 2024 Senior Notes in an amount necessary to repurchase, redeem, prepay or pay in full the principal amount of any 2024 Senior Notes that are not exchanged in the Public 2024 Exchange Offer in excess of $20 aggregate principal amount of 2024 Senior Notes (such 2024 Senior Notes in excess of $20.0, the Excess Stub Notes). In light of ongoing conversations with the Company's lending partners to address short- and long-term liquidity needs, the Company's capital structure and deleveraging its balance sheet, the Company currently believes that the Public 2024 Exchange Offer will not be consummated.

FILO Facility

On March 21,2023, the Company entered into the FILO Amendment (as defined below), which established the FILO Facility (as defined below). Commitments under the FILO Facility were $55.0 and were borrowed in full and terminated on March 21, 2023. The liquidity provided by the FILO Facility is only expected to sustain the Company through part of the second quarter of 2023.

Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2023
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

Net Sales

The following tables represent information regarding the Company's net sales:

	Three months ended				Percent of Total Net Sales for the Three months ended
	March 31,				March 31,
	2023	2022	% Change	% Change in CC (1)	2023	2022
Segments
Banking
Services	$381.1	$383.7	(0.7)	1.5	44.4	46.2
Products	211.8	179.0	18.3	21.7	24.7	21.6
Total Banking	592.9	562.7	5.4	7.9	69.1	67.8

Retail
Services	135.3	142.5	(5.1)	0.8	15.8	17.2
Products	129.9	124.6	4.3	8.9	15.1	15.0
Total Retail	265.2	267.1	(0.7)	4.6	30.9	32.2

Total Net Sales	$858.1	$829.8	3.4	6.8	100.0	100.0
(1) The Company calculates constant currency by translating the prior-year period results at the current year exchange rate.

Net sales increased $28.3, or 3.4 percent, including a net unfavorable currency impact of $26.7 primarily related to the euro. After excluding the unfavorable currency impact and $12.7 of net sales generated during the three months ended March 31, 2022 from divested businesses, net sales increased by $67.7.

Segments

•Banking net sales increased $30.2, including a net unfavorable currency impact of $13.1, related primarily to the euro. After excluding the unfavorable currency impact and $5.9 of net sales generated by divested businesses, net sales increased $49.2, which was driven by higher ATM unit sales volume.

•Retail net sales decreased $1.9, including a net unfavorable currency impact of $13.6 primarily related to the euro. After excluding the unfavorable currency impact and $6.8 of sales generated by divested businesses, net sales increased $18.5 primarily due to increased volume from the business.

Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2023
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
Gross Profit

The following table represents information regarding the Company's gross profit:

	Three months ended
	March 31,
	2023	2022	% Change
Gross profit - services	$153.4	$152.0	0.9
Gross profit - products	55.9	33.3	67.9
Total gross profit	$209.3	$185.3	13.0

Gross margin - services	29.7%	28.9%
Gross margin - products	16.4%	11.0%

Total gross margin	24.4%	22.3%

Product gross profit increased due to the product sales increase. Product gross margin increased 540 basis points in the three months ended March 31, 2023 primarily due to lower logistical costs and decreases in certain raw material costs, most notably semiconductor chips. Further increase period over period was due to a favorable mix in sales geography.

Operating Expenses

The following table represents information regarding the Company's operating expenses:

	Three months ended
	March 31,
	2023	2022	% Change
Selling and administrative expense	$183.8	$181.0	1.5
Research, development and engineering expense	26.4	32.3	(18.3)
Loss on sale of assets, net	0.3	0.2	50.0
Impairment of assets	0.9	55.2	(98.4)
Total operating expenses	$211.4	$268.7	(21.3)
Percent of net sales	24.6%	32.4%

Selling and administrative expense increased $2.8 in the three months ended March 31, 2023 compared to the corresponding period in 2022. This increase is the result of refinancing related charges incurred in 2023 related to efforts to obtain additional liquidity and optimize capital structure, which is partially offset by the cost savings initiatives, the most significant of which were headcount reductions that were implemented beginning in the second quarter of 2022.

Research and development costs decreased $5.9 as a result of ongoing costs savings initiatives which include the movement of certain research and development activities to lower cost jurisdictions and project prioritization and rationalization.

During the first quarter of 2023, the Company recognized impairment for certain facilities leases in the U.K. as a result of an initiative to streamline administrative office space usage. The Company recognized impairment of its North American ERP system of $38.4 as well as assets in Russia and Ukraine of $16.8 in the same period in the prior year.

Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2023
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
Operating Loss

The following table represents information regarding the Company's operating loss:

	Three months ended
	March 31,
	2023	2022	% Change
Operating loss	$(2.1)	$(83.4)	97.5
Operating margin	(0.2)%	(10.1)%

Operating profit increased by $81.3 in the three months ended March 31, 2023, compared to the prior-year period. The improvement in operating profit is predominantly the result of higher product gross profits and the non-recurrence of the large impairment charges recognized in the first quarter of 2022, as noted above.

Other Income (Expense)

The following table represents information regarding the Company's other income (expense), net:

	Three months ended
	March 31,
	2023	2022	% Change
Interest income	$1.7	$1.3	30.8
Interest expense	(81.9)	(48.1)	70.3
Foreign exchange loss, net	(10.6)	(4.7)	125.5
Miscellaneous, net	2.6	2.6	—
Other income (expense), net	$(88.2)	$(48.9)	80.4

Interest income remained materially consistent for the three month periods ended March 31, 2023 and 2022.

Interest expense increased $33.8 due to the terms of the agreement completed on December 29, 2022 and increasing variable interest rates. Additionally, amortization of deferred financing fees from refinanced debt contributed $13.6 of interest expense in the current year quarter compared to only $4.3 in the prior year quarter.

Foreign exchange gain (loss), net, includes realized gains and losses, primarily related to euro and brazilian real currency exposure, which was unfavorable during all periods presented.

Miscellaneous, net remained consistent for the three month periods ended March 31, 2023 and 2022 and is primarily driven by recognition of non-service pension items, the most significant of which are in Germany.

Net Loss

The following table represents information regarding the Company's net loss:

	Three months ended
	March 31,
	2023	2022	% Change
Net loss	$(111.5)	$(183.9)	39.4
Percent of net sales	(13.0)%	(22.2)%
Effective tax rate	(23.4)%	(38.3)%

Changes in net loss are a result of the fluctuations outlined in the previous sections. The change in net loss is also impacted by a decrease in income tax expense for the three months ended March 31, 2023, Refer to Note 3 of the Condensed Consolidated Financial Statements for additional information of tax expense in the current quarter.

Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2023
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

Segment Operating Profit Summary

The following tables represent information regarding the segment operating profit metrics, which exclude the impact of restructuring, non-routine charges, and held for sale non-core European retail business. Refer to Note 17 of the Condensed Consolidated Financial Statements for further details regarding the determination of reportable segments and the reconciliation between segment operating profit and consolidated operating profit.

	Three months ended
	March 31,
Banking:	2023	2022	% Change
Net sales	$592.9	$562.7	5.4
Segment operating profit	$79.9	$46.1	73.3
Segment operating profit margin	13.5%	8.2%

Banking segment operating profit increased $33.8 in the three months ended March 31, 2023, as compared to the prior-year period due to increased sales volume of ATM units and normalization of supply chain logistics and input costs.

	Three months ended
	March 31,
Retail:	2023	2022	% Change
Net sales	$260.4	$261.7	(0.5)
Segment operating profit	$39.1	$24.2	61.6
Segment operating profit margin	15.0%	9.2%

Retail segment operating profit increased $14.9 in the three months ended March 31, 2023, as compared to the prior-year period due to normalization of supply chain logistics and input costs.

	Three months ended
	March 31,
Corporate:	2023	2022	% Change
Charges not allocated to segments	$69.0	$71.2	(3.1)

Corporate does not represent a reportable segment, but the table above includes charges not allocated to segments as they are not directly attributable and are managed independently by the CODM. These include include headquarter-based costs associated primarily with human resources, finance, IT and legal. The decreases in cost from the prior year period are a result of continued restructuring efforts to reduce redundancy and indirect spend.

Liquidity and Capital Resources

On December 29, 2022, and as discussed above, the Company completed the December 2022 Refinancing Transactions, which were a series of transactions with certain key financial stakeholders to refinance certain debt with near-term maturities and provide the Company with new capital. As planned, at the closing of the December 2022 Refinancing Transactions, the Company drew down the ABL Facility and utilized the proceeds for working capital, including payments to suppliers and vendors. As of March 31, 2023, therefore, the Company had zero availability under the ABL Facility and $263.0 of cash, cash equivalents, restricted cash and short-term investments. Initially, the Company believed that the December 2022 Refinancing Transactions, along with cash from operations, would be sufficient to meet the Company’s near-term and long-term liquidity needs for at least the next 12 months. Over the course of the first quarter of 2023, based on the Company’s revenue cycle and the composition of the borrowing base under the ABL Facility, the availability under the ABL Facility as of March 2023 has been substantially limited. In addition, slower-than-expected conversion of inventory into revenue has further suppressed liquidity. Accordingly, on March 21, 2023, and as discussed above, the Company entered into the FILO Amendment, which

Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2023
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
established the FILO Facility. The initial commitments under the FILO Facility were $55.0 and were borrowed in full and terminated on March 21, 2023.

The liquidity provided by the FILO Facility is only expected to sustain the Company through part of the second quarter. As previously disclosed, the Company is currently working to improve its operating performance and its cash, liquidity and financial position. In addition, the Company has been in discussions with its lenders with respect to a long-term solution for the Company’s capital structure, leverage and liquidity needs. As a result of those discussions, on May 30, 2023, the Company Parties entered into a Restructuring Support Agreement with the Consenting Creditors. The Consenting Creditors collectively hold significant majority of the Companies outstanding secured debt obligations.

The Restructuring Support Agreement sets forth the agreed-upon terms among the Company and the Consenting Creditors fora the effectuation of a deleveraging transaction through, among other things, (i) a pre-packaged chapter 11 plan of reorganization to be filed by the Debtors in connection with the anticipated commencement by the Debtors of the Chapter 11 Cases under chapter 11 of title 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court, (ii) a scheme of arrangement to be filed by the Dutch Issuer relating to the Dutch Scheme Companies in connection with the commencement by the Dutch Issuer of the Dutch Scheme Proceedings under the Dutch Restructuring Law in the Dutch Court and (iii) recognition of such Dutch scheme pursuant to proceedings to be commenced under chapter 15 of the U.S. Bankruptcy Code by the Dutch Issuer.

The Company cannot predict the ultimate outcome of the Chapter 11 Cases and the Dutch Scheme Proceedings at this time or the satisfaction of any of the Restructuring Support Agreement milestones yet to come. For the duration of any Chapter 11 Cases or Dutch Scheme Proceedings, the Company’s operations and ability to develop and execute its business plan would be subject to the risks and uncertainties associated with the Chapter 11 process and Dutch Restructuring Law process. The amount and composition of the Company’s assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 Cases and the Dutch Scheme Proceedings, and our historical financial performance would likely not be indicative of our future financial performance. In particular, the description of the Company's operations, properties and liquidity and capital resources included in this Quarterly Report on Form 10-Q may not accurately reflect our operations, properties and liquidity and capital resources following the Chapter 11 process and Dutch Restructuring Law process.

Our condensed consolidated financial statements included herein have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the normal course of business. Pursuant to the requirements of ASC Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the consolidated financial statements are issued. Our ability to continue as a going concern is contingent upon, among other things, our ability to successfully implement the Restructuring Transactions contemplated in the Restructuring Support Agreement, subject to the approval of the Bankruptcy Court and the Dutch Court. The Restructuring Transactions are intended to provide the Company with additional liquidity and a sustainable capital structure. There can be no certainty that the Restructuring Transactions will be effected or that, disruption from the Chapter 11 Cases and Dutch Scheme Proceedings contemplated by the Restructuring Support Agreement will not interfere with the Company’s business. As of March 31, 2023 , substantial doubt exists regarding our ability to continue as a going concern.

For a more detailed discussion of the Restructuring Support Agreement and the Restructuring Transactions, see “Restructuring Support Agreement” in Note 9 and “Going Concern Assessment” in Note 1 to our Condensed Consolidated Financial Statements and Part II, Item 1A “Risk Factors” in this Quarterly Report.

The Company's total cash and cash availability as of March 31, 2023 and December 31, 2022 was as follows:

	March 31, 2023	December 31, 2022
Cash, cash equivalents and restricted cash	$246.4	$319.1
Additional cash availability from:
Short-term investments	16.6	24.6
Total cash and cash availability	$263.0	$343.7

As of March 31, 2023, the ABL Credit Agreement provides for (x) the ABL Facility with commitments of up to $250.0 that matures on July 20, 2026 and (y) the FILO Facility of $55.0 that matures on June 4, 2023. The weighted average interest rates on outstanding revolver borrowings under the ABL Facility as of March 31, 2023 and December 31, 2022 were 7.60 percent and 7.66 percent, respectively which is based on the Secured Overnight Financing Rate (SOFR). The interest rate for the

Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2023
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
outstanding borrowings on the FILO facility as of March 31, 2023 was 12.88 percent. There was $263.0 in cash, cash equivalents, restricted cash and short-term investments and zero borrowing availability under the ABL Facility as of March 31, 2023, after excluding $29.0 in outstanding letters of credit.

The following table summarizes the results of the Company's condensed consolidated statement of cash flows for the three months ended March 31, 2023 and 2022:

	Three months ended
Summary of cash flows:	March 31, 2023	March 31, 2022
Net cash used by operating activities	$(95.9)	$(226.2)
Net cash used by investing activities	(1.7)	(5.8)
Net cash provided by financing activities	21.1	65.6
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1.9	1.5
Change in cash, cash equivalents and restricted cash	$(74.6)	$(164.9)

Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments impact reported cash flows. Net cash used by operating activities was $95.9 for the three months ended March 31, 2023, a change of $130.3 from cash use of $226.2 for the three months ended March 31, 2022.

•Cash flows from operating activities during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 were favorably impacted by a $72.4 decrease in net loss. Refer to "Results of Operations" discussed above for further discussion of the Company's net loss.

•The net aggregate of inventories and accounts payable was a decrease in operating cash flow of $24.2 during the three months ended March 31, 2023, compared to a decrease in operating cash flow of $160.7 during the three months ended March 31, 2022. The $136.5 decrease in cash usage is primarily a result of disbursement timing.

•The net aggregate of trade receivables and deferred revenue was an increase in operating cash flow of $21.1 during the three months ended March 31, 2023, compared to an increase in operating cash flow of $89.4 in the three months ended March 31, 2022. The $68.3 net change is primarily the result of timing within the order to cash cycle as well as lower collections of customer prepayments.

Investing Activities

Cash flows from investing activities during the three months ended March 31, 2023 includes $5.7 and $5.4 for capital expenditures and software development, respectively, compared to $4.0 and $7.6, respectively, for the same periods in 2022. .

During the three months ended March 31, 2023, the Company received no cash proceeds from divestitures compared to $5.8 of proceeds from the divestiture of its German reverse vending business in the three months ended March 31, 2022.

During the three months ended March 31, 2023, net maturities from investing activity was $9.4, compared to $0.0 for the three months ended March 31, 2022.

Financing Activities

Net cash provided by financing activities was $21.1 for the three months ended March 31, 2023 compared to a $65.6 source of cash for the same period in 2022. The change was primarily a result of net borrowings under the ABL Facility, including the FILO facility, of $22.7 during the three months ended March 31, 2023, compared to net borrowings under the Company's prior revolving credit facility of $75.0 during the three months ended March 31, 2022.

The Company paid cash for interest related to its debt of $25.5 and $58.6 for the three months ended March 31, 2023 and March 31, 2022, respectively.

Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2023
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

Refer to Note 9 of the condensed consolidated financial statements for additional information regarding the Company's debt obligations.

Contractual and Other Obligations The Company enters into certain purchase commitments due within one year for materials through contract manufacturing agreements for a total negotiated price. At March 31, 2023, the Company had minimal purchase commitments due within one year for materials through contract manufacturing agreements at negotiated prices.

Except for the items noted above, inclusive of near-term debt maturities, all contractual and other cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at March 31, 2023 compared to December 31, 2022.

Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2023
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

Diebold Nixdorf, Incorporated initially issued the 8.5% Senior Notes due 2024 (the 2024 Senior Notes) in an offering exempt from the registration requirements of the Securities Act, which were later exchanged in an exchange offer registered under the Securities Act, and any 2L Notes issued pursuant to the Public 2024 Exchange Offer (the Public 2L Notes) will be issued in a transaction registered under the Securities Act. The 2024 Senior Notes are and will be, and the Public 2L Notes will be, guaranteed by certain of Diebold Nixdorf, Incorporated's existing and future subsidiaries which are listed on Exhibit 22.1 to this Quarterly Report on Form 10-Q. The following presents the summarized financial information separately for Diebold Nixdorf, Incorporated (the Parent Company), the issuer of the guaranteed obligations, and the guarantor subsidiaries, as specified in the indenture governing the Company's obligations under the 2024 Senior Notes and the indenture that will govern the Company’s obligations under the Public 2L Notes, on a combined basis.

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

	Summarized Balance Sheets
	March 31, 2023	December 31, 2022
Total current assets	$2,004.2	$1,818.9
Total non-current assets	$1,388.5	$1,401.2

Total current liabilities	$2,925.0	$2,662.6
Total non-current liabilities	$2,751.1	$2,748.7

Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2023
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

	Summarized Statements of Operations
	Three months ended	Year ended
	March 31, 2023	December 31, 2022
Net sales	$643.8	$2,521.2
Cost of sales	478.2	1,857.8
Selling and administrative expense	182.3	690.0
Research, development and engineering expense	22.1	83.4
Impairment of assets	0.9	52.0
Gain (loss) on sale of assets, net	0.3	(4.6)
Interest income	0.9	1.6
Interest expense	(73.9)	(298.3)
Foreign exchange gain (loss), net	2.4	36.5
Miscellaneous, net	(4.7)	(13.2)
Loss from continuing operations before taxes	$(115.3)	$(430.8)

Net loss	$(127.0)	$(494.7)

As of March 31, 2023 and December 31, 2022, the Parent Company and the guarantor subsidiaries on a combined basis had the following balances with non-guarantor subsidiaries:

	Summarized Balance Sheets
	March 31, 2023	December 31, 2022
Total current assets	$940.8	$820.5
Total non-current assets	$—	$—

Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2023
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

	Summarized Balance Sheets
	March 31, 2023	December 31, 2022
Total current assets	$2,472.2	$2,362.4
Total non-current assets	$1,241.4	$1,248.3

Total current liabilities	$1,104.0	$1,035.7
Total non-current liabilities	$1,457.4	$1,443.0

	Summarized Statements of Operations
	Three months ended	Year ended
	March 31, 2023	December 31, 2022
Net sales	$590.7	$2,370.9
Cost of sales	374.3	1,541.5
Selling and administrative expense	103.4	420.9
Research, development and engineering expense	20.0	84.8
Impairment of assets	0.8	25.8
Gain (loss) on sale of assets, net	0.1	(1.3)
Interest income	0.6	3.5
Interest expense	(21.9)	(44.7)
Foreign exchange gain, net	7.8	28.5
Miscellaneous, net	(6.6)	(53.6)
Income from continuing operations before taxes	$72.0	$232.9

Net income	$63.2	$239.3

As of March 31, 2023 and December 31, 2022, the Collateral Group on a combined basis had the following balances with non-guarantor subsidiaries:

	Summarized Balance Sheets
	March 31, 2023	December 31, 2022
Total current assets	$1,417.0	$1,332.0
Total non-current assets	$—	$—

Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2023
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

There have been no material changes to the critical accounting policies and estimates described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

The factors that may affect the Company's results include, among others:
•the Company's ability to negotiate and execute definitive documentation with respect to the Restructuring Transactions and to satisfy the conditions of the Restructuring Support Agreement;
•the timing and ultimate outcome of the Chapter 11 Cases and the Dutch Scheme Proceedings;
•the Company's ability to have its New Common Stock approved for listing on the New York Stock Exchange;
•the overall impact of the global supply chain complexities on the Company and its business, including delays in sourcing key components as well as longer transport times, especially for container ships and U.S. trucking, given the Company’s reliance on suppliers, subcontractors and availability of raw materials and other components;
•the Company's ability to improve its operating performance and its cash, liquidity and financial position;
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

Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2023
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
•the effect of changes in law and regulations or the manner of enforcement in the U.S. and internationally and the Company’s ability to comply with applicable laws and regulations; and
•and other factors included in the Company’s filings with the SEC, including its Annual Report on Form 10-K for the year ended December 31, 2022.

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
FORM 10-Q as of March 31, 2023
(in millions, except share and per share amounts)
Item 3: Quantitative and Qualitative Disclosures About Market Risk

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of market risk exposures. As discussed elsewhere in this Quarterly Report on Form 10-Q, the COVID-19 pandemic and related impacts on the global supply chain have negatively impacted our business and results of operations. As the Company cannot predict the full duration or extent of the pandemic, the future impact on the results of operations, financial position and cash flows, among others, cannot be reasonably estimated, but could be material. There have been no other material changes in this information since December 31, 2022.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company's management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that such disclosure controls and procedures were effective as of March 31, 2023.

Change in Internal Controls

During the quarter ended March 31, 2023, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2023
(in millions, except share and per share amounts)
Part II – Other Information

Item 1: Legal Proceedings

At March 31, 2023, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims.

For more information regarding legal proceedings, please refer to Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2022 and to "Legal Contingencies" in Note 14 of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Other than as described in "Legal Contingencies" in Note 14 of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no material developments with respect to the legal proceedings reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Item 1A: Risk Factors

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There has been no material change to this information since December 31, 2022, except as provided below.

The Company may not be able to generate sufficient cash from operations or have access to other sources of liquidity to sustain its operating needs or to meet its obligations as they become due over the next twelve-month period, raising substantial doubt as to the Company’s ability to continue as a going concern. The Company has substantial indebtedness and requires sufficient cash flows and capital resources to fund its debt service obligations and other liquidity needs. Although the December 2022 Refinancing Transactions were intended to provide the Company with the necessary liquidity to meet, along with cash from operations, its near-term and long-term liquidity needs, over the course of the first quarter of 2023, based on the Company’s revenue cycle and the composition of the borrowing base under the ABL Facility, the availability under the ABL Facility as of March 2023 has been substantially limited. In addition, slower-than-expected conversion of inventory into revenue has further suppressed liquidity. Accordingly, on March 21, 2023, the Company obtained the FILO Facility, which was borrowed in full. However, without modifications to the ABL Facility and access to additional capital, the Company currently projects that it will have insufficient liquidity to satisfy its obligations as they become due over the next twelve-month period.

On May 30, 2023, the Company Parties entered into the Restructuring Support Agreement with the Consenting Creditors.

The Restructuring Support Agreement sets forth the agreed-upon terms among the Company and the Consenting Creditors for Issuer relating to the Dutch Scheme Companies (i) a pre-packaged chapter 11 plan of reorganization to be filed by the Debtors in connection with the anticipated commencement by the Debtors of the Chapter 11 Cases under chapter 11 of title 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court, (ii) a scheme of arrangement to be filed by the Dutch Issuer in connection with the commencement by the Dutch Issuer of the Dutch Scheme Proceedings under the Dutch Restructuring Law in the Dutch Court and (iii) recognition of such Dutch scheme pursuant to proceedings to be commenced under chapter 15 of the U.S. Bankruptcy Code by the Dutch Issuer.

Under the Restructuring Support Agreement, the Consenting Creditors have agreed, subject to certain terms and conditions, to support the Restructuring Transactions that would result in a financial restructuring of the existing debt of, existing equity interests in the Company Parties pursuant to the Chapter 11 Plan and the WHOA Plan.

Although the Company intends to pursue the Restructuring Transactions in accordance with the terms set forth in the Restructuring Support Agreement, there can be no assurance that the Company will be successful in completing a restructuring or any other similar transaction on the terms set forth in the Restructuring Support Agreement, on different terms or at all.

The Company cannot predict the ultimate outcome of the Chapter 11 Cases and the Dutch Scheme Proceedings at this time or the satisfaction of any of the Restructuring Support Agreement milestones yet to come. For the duration of any Chapter 11 Cases or Dutch Scheme Proceedings, the Company’s operations and ability to develop and execute its business plan would be subject to the risks and uncertainties associated with the Chapter 11 process and Dutch Restructuring Law process. The amount and composition of the Company’s assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 Cases and the Dutch Scheme Proceedings, and our historical financial performance would likely not be indicative of our future financial performance. In particular, the description of the Company’s operations, properties and

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2023
(in millions, except share and per share amounts)
liquidity and capital resources included in this Quarterly Report on Form 10-Q may not accurately reflect our operations, properties and liquidity and capital resources following the Chapter 11 process and Dutch Restructuring Law process.

The Restructuring Support Agreement may be terminated upon the occurrence of certain events, and there can be no assurance that the Company will be successful in completing a restructuring or any other similar transaction on the terms set forth in the Restructuring Support Agreement. The Restructuring Support Agreement may be terminated upon the occurrence of certain events, including the failure to meet the milestones (unless extended or waived) described in “Going Concern Assessment” in Note 9 to our Condensed Consolidated Financial Statements.

Each of the Consenting Creditors may terminate the Restructuring Support Agreement (and thereby their obligations to support the Plans) under certain circumstances, including the Company’s failure to meet the milestones set forth in the Restructuring Support Agreement. A Company Party may terminate the Restructuring Support Agreement under certain circumstances, including the U.S. Bankruptcy Court’s failure to confirm the Chapter 11 Plan or dismissal of the Chapter 11 Cases or the Dutch Court’s failure to sanction the WHOA Plan. The Restructuring Support Agreement will be automatically terminated in certain circumstances, including if the Company’s board of directors determines, after consulting with counsel, that proceeding with any of the restructuring transactions contemplated by the Restructuring Support Agreement would be inconsistent with its fiduciary duties or applicable law. Some of these conditions are not under our control. There can be no assurance that any or all of the conditions precedent will be satisfied or waived or that these transactions will be completed as currently contemplated or at all.
Although the Company intends to pursue the Restructuring Transactions in accordance with the terms set forth in the Restructuring Support Agreement, there can be no assurance that the Company will be successful in completing a restructuring or any other similar transaction on the terms set forth in the Restructuring Support Agreement, on different terms or at all.

If the Restructuring Support Agreement is terminated or if we are otherwise unable to consummate the Restructuring Transactions, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims. In addition, any Chapter 11 Cases may become protracted, which could significantly and detrimentally impact our relationships with our partners, suppliers, service providers, customers, employees, and other third parties. Even if the Restructuring Transactions are completed, they may not be completed on the anticipated schedule or terms, and we may incur significant additional costs and expenses.

Under the terms of the Restructuring Support Agreement, we are required to seek the protection of the U.S. Bankruptcy Court and the Dutch Court, which subjects us to the risks and uncertainties associated with bankruptcy and may harm our business. If we seek the protection of the U.S. Bankruptcy Court and the Dutch Court, our operations and ability to develop and execute our business plan, and our ability to continue as a going concern, are subject to the risks and uncertainties associated with bankruptcy. As such, seeking bankruptcy protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. Our senior management has been required to spend a significant amount of time and effort attending to the Restructuring Transactions instead of focusing exclusively on our business operations. Bankruptcy court protection also might make it more difficult to retain management and other employees necessary to the success and growth of our business.

Other significant risks include the following:
•our ability to consummate the Chapter 11 Plan and the WHOA Plan;
•the high costs of bankruptcy and related fees;
•the imposition of restrictions or obligations on the Company by regulators related to the bankruptcy and emergence from bankruptcy;
•our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence;
•our ability to maintain our relationships with our suppliers, service providers, customers, employees, and other third parties;
•our ability to maintain contracts that are critical to our operations; and
•the actions and decisions of our debtholders and other third parties who have interests in our Chapter 11 Cases that may be inconsistent with our plans.

If we seek the protection of the U.S. Bankruptcy Court and the Dutch Court, we may not be able to obtain confirmation of the Chapter 11 Plan and the WHOA Plan. To emerge successfully from bankruptcy protection as a viable entity, we must meet certain statutory requirements with respect to adequacy of disclosure with respect to the Chapter 11 Plan and the WHOA Plan, solicit and obtain the requisite acceptances of such reorganization plans and fulfill other statutory conditions for confirmation of such a plan. There is no assurance that Chapter 11 Cases and the Dutch Scheme Proceedings will be confirmed by the U.S. Bankruptcy Court or the Dutch Court, or that the WHOA Plan proceedings will be recognized by the U.S. Bankruptcy Court.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2023
(in millions, except share and per share amounts)
Additionally, certain parties in interest may file objections to the Chapter 11 Plan and the WHOA Plan. The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors including, without limitation, the status and seniority of the claims or equity interests in the rejecting class.

If the Chapter 11 Plan and the WHOA Plan are not confirmed by the U.S. Bankruptcy Court or the Dutch Court, or the WHOA Plan proceedings are not recognized by the U.S. Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims. Delays could increase the risks of our being unable to reorganize our business and emerge from bankruptcy and increase our costs associated with the bankruptcy process.

We expect to be subject to claims that will not be discharged in the Chapter 11 Cases and the Dutch Scheme Proceedings. The U.S. Bankruptcy Code provides that the effectiveness of a plan of reorganization discharges a debtor from substantially all debts arising prior to petition date, other than as provided in the Chapter 11 Plan or the confirmation order. For example, pursuant to the Restructuring Support Agreement, the Chapter 11 Plan is expected to provide that holders of allowed general unsecured claims would be reinstated and paid in the ordinary course of business in accordance with the terms and conditions of the particular transaction or agreement giving rise to such allowed general unsecured claim, or otherwise provided such treatment to render it unimpaired.

To the extent such claims could have been asserted prior to bankruptcy or arose during the bankruptcy, such claims can be asserted after we emerge from bankruptcy. The outcome and timing of potential matters is uncertain, and it is possible material costs, penalties, fines, sanctions, or injunctive relief could result from such a matter. As a result, an adverse ruling with respect to potential matters could have a material impact on our financial condition, results of operations, liquidity, and cash flows.

The negotiations of the Restructuring Transactions have consumed and will continue to consume a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition. Our management has spent, and continues to be required to spend, a significant amount of time and effort focusing on the Restructuring Transactions. This diversion of attention may have a material adverse effect on the conduct of our business, and, as a result, on our financial condition and results of operations, particularly if the Restructuring Transactions, the Chapter 11 Cases or the Dutch Scheme Proceedings are protracted. During the pendency of the Restructuring Transactions, our employees will face considerable distraction and uncertainty and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a materially adverse effect on our ability to meet customer expectations, thereby adversely affecting our business and results of operations. The failure to retain or attract members of our management team and other key personnel could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations. Likewise, we could experience losses of customers or business partners who may be concerned about our ongoing long-term viability.

In certain instances, the Chapter 11 Cases may be converted to a case under Chapter 7 of the U.S. Bankruptcy Code. Following commencement of the Chapter 11 Cases, upon a showing of cause, the U.S. Bankruptcy Court may convert such Chapter 11 Cases to cases under chapter 7 of the U.S. Bankruptcy Code (Chapter 7). In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the U.S. Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in a prepackaged plan because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

As a result of the Chapter 11 Cases and the Dutch Scheme Proceedings, our historical financial information may not be indicative of our future financial performance and our board of directors and management team may change significantly. During the Chapter 11 Cases and the Dutch Scheme Proceedings, we expect our financial results to be volatile as restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact our consolidated financial statements. As a result, the amount and composition of the Company’s assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 Cases and the Dutch Scheme Proceedings, and our historical financial performance is likely not indicative of our future financial performance. In particular, the description of the Company’s operations, properties and liquidity and capital resources included in this Quarterly Report on Form 10-Q may not accurately reflect our operations, properties and liquidity and capital resources following the Chapter 11 process and Dutch Restructuring Law process.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2023
(in millions, except share and per share amounts)
In addition, the composition of our management team may change significantly. Qualified individuals are in high demand and we may incur significant costs to attract them. In addition, the loss of any of our senior management or other key employees or changes in the composition of our management team could materially and adversely affect our ability to execute their strategy and implement operational initiatives and have a material and adverse effect on our financial condition, liquidity and results of operations.

Our existing common shares will be cancelled without any recovery if the Restructuring Transactions are consummated. If the Restructuring Transactions contemplated by the Restructuring Support Agreement are consummated, all existing equity interests of the Company, including common shares, will be extinguished without any recovery. Additionally, if the Restructuring Support Agreement is terminated or if we are otherwise unable to consummate the Restructuring Transactions, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims.

If the New York Stock Exchange (NYSE) were to suspend trading in the Company’s common shares, liquidity in our common shares would be materially diminished. As a result of the announcement of the Restructuring Transactions or the initiation of the Chapter 11 Cases or the Dutch Scheme Proceedings, the NYSE may commence proceedings to delist the Company’s common shares and suspend trading in the Company’s common shares. Although the Company’s common shares are likely to begin trading in the over-the-counter markets in such circumstances, the over-the-counter markets are significantly more limited than the NYSE, and quotation on the over-the-counter markets may result in a less liquid market available for existing and potential shareholders to trade the common shares and could further depress the trading price of the common shares. We can provide no assurance that the common shares will trade on the over-the-counter markets, whether broker-dealers will continue to provide public quotes of the common shares or whether the trading volume of the common shares will be sufficient to provide for an efficient trading market.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Information concerning the Company’s share repurchases made during the first quarter ended March 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
January	46,611	$2.30	—	2,426,177
February	65,983	$2.50	—	2,426,177
March	165,263	$3.24	—	2,426,177
Total	277,857	$2.91	—
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

Item 3: Defaults Upon Senior Securities

Not applicable.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

On May 20, 2023, the Board of Directors of the Company approved a cash retention award (the Retention Award) for James Barna in the amount of $100,000. The Retention Award is governed by the terms of a retention award letter (the Letter Agreement).

The Retention Award is payable within seven days after the date of the Letter Agreement. The Retention Award is subject to clawback and repayment by Mr. Barna if, prior to the one year anniversary of the payment date, Mr. Barna voluntarily resigns or his employment is terminated by the Company with cause (as defined in the Letter Agreement).

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2023
(in millions, except share and per share amounts)
On May 16, 2023, the Company received a notice (the Initial NYSE Notice) from the NYSE that the Company is not in compliance with Section 802.01E of the NYSE Listed Company Manual as a result of its failure to timely file its Quarter Report on Form 10-Q for the quarterly period ended March 31, 2023 with the SEC.

The Initial NYSE Notice has no immediate effect on the listing of the Company’s common shares on the NYSE. The Initial NYSE Notice informed the Company that, under NYSE rules, the Company has six months from May 15, 2023 to regain compliance with the NYSE listing standards by filing the Form 10-Q with the SEC. The filing of this Quarterly Report on Form 10-Q rectifies the Company’s noncompliance with Section 802.01E.

On May 23, 2023, the Company received an additional notice (the “Additional NYSE Notice”) from the NYSE that the Company is not in compliance with Section 802.01B of the NYSE Listed Company Manual because its average global market capitalization over a consecutive 30 trading-day period was less than $50 million and, at the same time, its last reported shareholders’ equity was less than $50 million.

In accordance with applicable NYSE procedures, the Company has 45 days from receipt of the Additional NYSE Notice to submit a plan advising the NYSE of the definitive action(s) the Company has taken, or is taking, that would bring it into compliance with the minimum global market capitalization listing standard within 18 months of receipt of the Additional NYSE Notice. In light of the entry into the Restructuring Support Agreement, the Company is assessing its options with respect to bringing it into compliance with the NYSE continued listing standards within the required timeframe.

The Additional NYSE Notice has no immediate impact on the listing of the Company’s common shares on the NYSE. In the event that the Company fails to restore its compliance with the continued listing standards of Section 802.01B, its common shares will be subject to NYSE’s suspension and delisting procedures.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2023
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

3.2	Amended and Restated Code of Regulations – incorporated by reference to Exhibit 3.1(ii) to Registrant’s Current Report on Form 8-K filed on February 17, 2017 (Commission File No. 1-4879)

3.2(i)	Amended and Restated Code of Regulations – incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on February 6, 2023 (Commission File No. 1-4879)

10.1
Offer Letter, dated February 7, 2023, by and between Diebold Nixdorf, Incorporated and James Barna – incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 9, 2023 (Commission File No. 1-4879)

10.2
Amendment and Limited Waiver dated as of March 21, 2023, between the Company, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the other borrowers and lenders party thereto – incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K on March 21, 2023 (Commission File No. 1-4879)

10.3	Form of Deferred Cash Award Agreement – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 3, 2023 (Commission File No. 1-4879)

10.4	Form of Performance Cash Award Agreement by and between Diebold Nixdorf, Incorporated and Participants

10.5	Form of Retention Agreement Letter by and between Diebold Nixdorf, Incorporated and Octavio Marquez, Olaf Heyden and Jonathan Leiken

10.6	Retention Agreement Letter by and between Diebold Nixdorf, Incorporate and James Barna

10.7	Restructuring Support Agreement, dated as of May 30, 2023, among Diebold Nixdorf, Incorporated and the other parties thereto

21.1	Subsidiaries of the Registrant as of March 31, 2023

22.1	List of Subsidiary Guarantors

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2023
(in millions, except share and per share amounts)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD NIXDORF, INCORPORATED

Date:	May 30, 2023		/s/ Octavio Marquez
		By:	Octavio Marquez
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 30, 2023		/s/ James Barna
		By:	James Barna
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)