Form 10-Q
period 2023-06-30
DIEBOLD NIXDORF, Inc
filed 2023-08-09
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-4879
_________________________________________________
Diebold Nixdorf, Incorporated
(Exact name of registrant as specified in its charter)
________________________________________________

Ohio			34-0183970
(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification Number)

50 Executive Parkway, P.O. Box 2520	Hudson	Ohio	44236
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (330) 490-4000
__________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common shares, $1.25 par value per share	DBDQQ	*
* The registrant’s common shares trade on the OTC Pink Open Market under the symbol “DBDQQ.”
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒ Number of shares of common stock outstanding as of August 6, 2023 was 80,036,836.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Form 10-Q

Part I – Financial Information
Item 1: Financial Statements
`
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
Condensed Consolidated Balance Sheets
(in millions, except share and per share amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash, cash equivalents, and restricted cash	$541.8	$319.1
Short-term investments	11.0	24.6
Trade receivables, less allowances for doubtful accounts of $33.8 and $34.5, respectively	655.9	612.2
Inventories	648.3	588.1
Prepaid expenses	46.7	50.5
Current assets held for sale	8.1	7.9
Other current assets	224.5	168.5
Total current assets	2,136.3	1,770.9
Securities and other investments	7.0	7.6
Property, plant and equipment, net of accumulated depreciation and amortization of $497.7 and $479.4, respectively	119.1	120.7
Goodwill	713.4	702.3
Customer relationships, net	181.7	213.6
Other assets	248.0	249.9
Total assets	$3,405.5	$3,065.0
LIABILITIES AND EQUITY
Current liabilities
Notes payable	$1,251.9	$24.0
Accounts payable	504.1	611.6
Deferred revenue	416.8	453.2
Payroll and other benefits liabilities	142.3	107.9
Current liabilities held for sale	9.3	6.8
DIP facility premium	417.0	—
Other current liabilities	348.3	401.4
Total current liabilities	3,089.7	1,604.9
Long-term debt	4.4	2,585.8
Pensions, post-retirement and other benefits	39.0	40.6
Deferred income taxes	67.2	96.6
Other liabilities	95.6	108.2
Total liabilities not subject to compromise	3,295.9	4,436.1
Liabilities subject to compromise	2,240.2	—

Equity
Diebold Nixdorf, Incorporated shareholders' equity
Preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Common shares, $1.25 par value, 125,000,000 authorized shares, 96,998,244 and 95,779,719 issued shares, 80,031,494 and 79,103,450 outstanding shares, respectively	121.2	119.8
Additional capital	832.1	831.5
Retained earnings (accumulated deficit)	(2,194.9)	(1,406.7)
Treasury shares, at cost (16,966,750 and 16,676,269 shares, respectively)	(586.4)	(585.6)
Accumulated other comprehensive loss	(327.5)	(360.0)
Equity warrants	20.1	20.1
Total Diebold Nixdorf, Incorporated shareholders' equity (deficit)	(2,135.4)	(1,380.9)
Noncontrolling interests	4.8	9.8
Total equity (deficit)	(2,130.6)	(1,371.1)
Total liabilities and deficit	$3,405.5	$3,065.0
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
Condensed Consolidated Statements of Operations
(unaudited)
(in millions, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30
	2023	2022	2023	2022
Net sales
Services	$538.0	$525.4	$1,054.4	$1,051.6
Products	384.2	326.3	725.9	629.9
	922.2	851.7	1,780.3	1,681.5
Cost of sales
Services	388.1	375.1	751.1	749.3
Products	308.9	315.8	594.7	586.1
	697.0	690.9	1,345.8	1,335.4
Gross profit	225.2	160.8	434.5	346.1
Selling and administrative expense	201.0	213.8	384.8	394.8
Research, development and engineering expense	25.4	33.1	51.8	65.4
Loss on sale of assets, net	0.9	—	1.2	0.2
Impairment of assets	1.8	5.4	2.7	60.6
	229.1	252.3	440.5	521.0
Operating loss	(3.9)	(91.5)	(6.0)	(174.9)
Other income (expense)
Interest income	3.3	1.0	5.0	2.3
Interest expense	(69.7)	(49.6)	(151.6)	(97.7)
Foreign exchange gain (loss), net	1.5	2.3	(9.1)	(2.4)
Reorganization items, net	(636.2)	—	(636.2)	—
Miscellaneous, net	3.5	4.6	6.1	7.2
Loss before taxes	(701.5)	(133.2)	(791.8)	(265.5)
Income tax (benefit) expense	(24.8)	64.2	(3.7)	115.1
Equity in loss of unconsolidated subsidiaries	(0.6)	(1.7)	(0.7)	(2.4)
Net loss	(677.3)	(199.1)	(788.8)	(383.0)
Net income (loss) attributable to noncontrolling interests	(0.2)	0.1	(0.6)	(0.7)
Net loss attributable to Diebold Nixdorf, Incorporated	$(677.1)	$(199.2)	$(788.2)	$(382.3)

Basic and diluted weighted-average shares outstanding	80.0	79.0	79.7	78.9

Net loss attributable to Diebold Nixdorf, Incorporated
Basic and diluted loss per share	$(8.46)	$(2.52)	$(9.89)	$(4.85)
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss	$(677.3)	$(199.1)	$(788.8)	$(383.0)
Other comprehensive loss, net of tax
Translation adjustment	18.6	(47.3)	25.5	(36.1)
Foreign currency hedges (net of tax of $0.0, $0.0, $0.0 and $0.0, respectively)	—	0.9	—	(0.1)
Interest rate hedges
Net income recognized in other comprehensive income (net of tax of $0.0 , $0.0, $0.0 and $0.6, respectively)	0.2	1.8	0.5	4.7
Reclassification adjustment for amounts recognized in net income	—	—	—	(0.6)
	0.2	1.8	0.5	4.1
Pension and other post-retirement benefits
Net actuarial gain amortized (net of tax of $(0.2), $(0.7), $(0.7), and $(0.4), respectively)	0.8	0.1	2.1	0.8
Other	—	—	—	0.7
Other comprehensive income (loss), net of tax	19.6	(44.5)	28.1	(30.6)
Comprehensive loss	(657.7)	(243.6)	(760.7)	(413.6)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(6.8)	2.4	(5.0)	2.4
Comprehensive loss attributable to Diebold Nixdorf, Incorporated	$(650.9)	$(246.0)	$(755.7)	$(416.0)
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Six months ended
	June 30,
	2023	2022
Cash flow from operating activities
Net loss	$(788.8)	$(383.0)
Adjustments to reconcile net loss to cash flow used by operating activities:
Depreciation and amortization	24.8	29.1
Amortization of Wincor Nixdorf purchase accounting intangible assets	35.7	36.1
Amortization of deferred financing costs into interest expense	21.8	8.3
Reorganization items (non-cash)	541.6	—
Reorganization items (debt make whole premium)	91.0	—
Share-based compensation	2.1	6.9
Loss on sale of assets, net	1.2	0.1
Impairment of assets	2.7	60.6
Deferred income taxes	(29.5)	130.4
Other	1.5	1.7
Changes in certain assets and liabilities
Trade receivables	(30.4)	(4.3)
Inventories	(43.2)	(136.0)
Accounts payable	(118.1)	46.0
Deferred revenue	(50.1)	24.0
Sales tax and net value added tax	(28.5)	(26.0)
Income taxes	(7.7)	(45.1)
Accrued salaries, wages and commissions	21.3	(45.0)
Restructuring accrual	(29.9)	40.1
Accrued interest	32.9	(0.4)
Warranty liability	(2.9)	(2.8)
Pension and post retirement benefits	0.5	(9.9)
Certain other assets and liabilities	14.4	(37.4)
Net cash used by operating activities	(337.6)	(306.6)
Cash flow from investing activities
Capital expenditures	(11.2)	(8.1)
Capitalized software development	(10.8)	(17.4)
Proceeds from divestitures, net of cash divested	—	10.5
Proceeds from maturities of investments	131.0	235.0
Payments for purchases of investments	(115.6)	(226.9)
Net cash used by investing activities	(6.6)	(6.9)
Cash flow from financing activities
Revolving credit facility borrowings, net	—	192.0
Repayment of ABL credit agreement, net	(188.3)	—
Debt issuance costs	(3.8)	—
Receipt of DIP financing	1,250.0	—
Borrowings - FILO	58.9	—
Repayments - FILO	(58.9)	—
Repayment of superpriority term loan	(400.6)	—
Other debt borrowings	2.1	1.9
Other debt repayments	(2.1)	(7.9)
Debt make whole premium	(91.0)	—
Other	(2.9)	(5.7)
Net cash provided by financing activities	563.4	180.3
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.9	(5.5)
Change in cash, cash equivalents and restricted cash	220.1	(138.7)
Add: Cash included in assets held for sale at beginning of period	2.8	3.1
Less: Cash included in assets held for sale at end of period	0.2	3.4
Cash, cash equivalents and restricted cash at the beginning of the period	319.1	388.9
Cash, cash equivalents and restricted cash at the end of the period	$541.8	$249.9
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
FORM 10-Q as of June 30, 2023
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

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. In addition, some of the Company’s statements in this Quarterly Report on Form 10-Q may involve risks and uncertainties that could significantly impact expected future results. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of results to be expected for the full year.

The Company has reclassified the presentation of certain prior-year information to conform to the current presentation.

Bankruptcy Accounting

The consolidated financial statements included herein have been prepared as if we were a going concern and in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic No. 852 – Reorganizations (ASC 852.) See Note 2 – Chapter 11 Cases and Dutch Scheme Proceedings, Ability to Continue as a Going Concern and Other Related Matters for further details regarding the bankruptcy. As a result, we have segregated liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Chapter 11 Cases (as contemplated by the U.S. Plan) and the Dutch Scheme Proceedings (as contemplated by the WHOA Plan) and have classified these items as “Liabilities Subject to Compromise” on our Condensed Consolidated Balance Sheets. In addition, we have classified all income, expenses, gains or losses that were incurred or realized as a result of the proceedings since filing as “Reorganization Items” in our Condensed Consolidated Statements of Operations.

Principles of Consolidation

We consolidate all wholly owned subsidiaries and controlled joint ventures. All material intercompany accounts and transactions have been eliminated in consolidation.

Recently Issued Accounting Guidance

The Company considers the applicability and impact of all Accounting Standards Updates (ASUs) issued by the FASB.

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

Note 2: Chapter 11 Cases and Dutch Scheme Proceedings, Ability to Continue as Going Concern and Other Related Matters

Voluntary Reorganization

On June 1, 2023, the Company and certain of its subsidiaries (collectively, the Debtors) filed voluntary petitions in the U.S. Bankruptcy Court for the Southern District of Texas (the U.S. Bankruptcy Court) seeking relief under chapter 11 of title 11 of

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
FORM 10-Q as of June 30, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

the U.S. Code (the U.S. Bankruptcy Code). The cases are being jointly administered under the caption In re: Diebold Holding Company, LLC, et al. (Case No. 23-90602) (the Chapter 11 Cases). Additionally, on June 1, 2023, Diebold Nixdorf Dutch Holding B.V. (Diebold Dutch) filed a scheme of arrangement relating to certain of the Company’s subsidiaries (the Dutch Scheme Parties) and commenced voluntary proceedings (the Dutch Scheme Proceedings and, together with the Chapter 11 Cases, the Restructuring Proceedings) under the Dutch Act on Confirmation of Extrajudicial Plans (Wet homologatie onderhands akkoord) in the District Court of Amsterdam (the Dutch Court) regarding a WHOA Plan for Diebold Dutch and the Dutch Scheme Parties (the WHOA Plan). On June 12, 2023, Diebold Dutch filed a voluntary petition for relief under chapter 15 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court seeking recognition of the Dutch Scheme Proceedings and related relief (the Chapter 15 Proceedings). The Debtors and Diebold Dutch continue to be under the jurisdiction of the U.S. Bankruptcy Court.

On July 13, 2023, the U.S. Bankruptcy Court entered an order (the Confirmation Order) confirming the Debtors’ Second Amended Joint Prepackaged Chapter 11 Plan of Reorganization of Diebold Holding Company, LLC and its Debtor Affiliates (the U.S. Plan and, together with the WHOA Plan, the Plans). The U.S. Plan incorporates by reference certain documents filed with the U.S. Bankruptcy Court as part of the supplements to the U.S. Plan filed with the U.S. Bankruptcy Court on June 21, 2023, June 27, 2023, July 5, 2023, July 7, 2023, July 10, 2023 and August 8, 2023 (collectively, as further amended and supplemented from time to time, the Plan Supplement).

On August 2, 2023, the Dutch Court entered an order (the WHOA Sanction Order) sanctioning the WHOA Plan in the Dutch Scheme Proceedings.

On August 7, 2023, the U.S. Bankruptcy Court entered an order in the Chapter 15 Proceedings recognizing the WHOA Plan and the WHOA Sanction Order.

The U.S. Plan and WHOA Plan will become effective (the Effective Date) when certain conditions are satisfied or waived.

The following is a summary of certain provisions of the U.S. Plan, as confirmed by the U.S. Bankruptcy Court pursuant to the Confirmation Order, and the WHOA Plan (as applicable), as sanctioned by the Dutch Court, and is not intended to be a complete description of the Plans. The following summary is qualified in its entirety by reference to the full text of the Plans (including the Plan Supplement). Copies of the U.S. Plan, the Confirmation Order and the WHOA Plan are available free of charge at https://cases.ra.kroll.com/DieboldNixdorf/. The information set forth on the foregoing website shall not be deemed to be a part of or incorporated by reference into this Quarterly Report on Form 10-Q. Capitalized terms used but not defined in the following "Treatment of Claims" section of this Quarterly Report on Form 10-Q have the meanings set forth in the U.S. Plan.

Treatment of Claims

The following is a high-level summary of the treatment of classified claims and interests under the Plans (as applicable), which is qualified in its entirety by the terms of the Plans (as applicable):

•Holders of Other Secured Claims. Each holder of allowed Other Secured Claims will receive, at the Company’s option: (a) payment in full in cash; (b) the collateral securing its secured claim; (c) reinstatement of its secured claim; or (d) such other treatment rendering its secured claim unimpaired in accordance with section 1124 of the U.S. Bankruptcy Code.

•Holders of Other Priority Claims. Each holder of allowed Other Priority Claims will receive, at the Company’s option: (a) payment in full in cash; or (b) such other treatment rendering its other priority claim unimpaired in accordance with section 1124 of the U.S. Bankruptcy Code.

•Holders of ABL Facility Claims. Prior to the Effective Date, allowed ABL Facility Claims were paid in full and any letters of credit were cash collateralized.

•Holders of Superpriority Term Loan Claims. Prior to the Effective Date, allowed Superpriority Term Loan Claims were paid in full.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
FORM 10-Q as of June 30, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

•Holders of First Lien Claims. On or as soon as practicable after the Effective Date, each holder of allowed First Lien Claims will receive its pro rata share of 98% of the reorganized Company’s new common equity interests (the New Common Stock) available for distribution to certain creditors under the Plans, which will be subject to dilution on account of (a) the issuance of the New Common Stock (the Additional New Common Stock) as premiums in consideration for commitments with respect to the Debtors’ $1,250.0 debtor-in-possession term loan credit facility (the DIP Facility) and (b) a new management incentive plan to be implemented in connection with the Chapter 11 Cases pursuant to which 6% of the number of shares of New Common Stock to be issued pursuant to the U.S. Plan on a fully diluted basis (the MIP Shares) will be reserved for issuance to management as determined by the reorganized Company’s new Board of Directors.

•Holders of Second Lien Notes Claims. On or as soon as practicable after the Effective Date, each holder of allowed Second Lien Notes Claims will receive its pro rata share of 2% of the New Common Stock available for distribution to creditors under the Plans, which will be subject to dilution on account of (a) the issuance of certain of the Additional New Common Stock and (b) the MIP Shares.

•Holders of 2024 Stub Unsecured Notes Claims. On or as soon as reasonably practicable after the Effective Date, each holder of allowed 2024 Stub Unsecured Notes Claims will receive its pro rata share of an amount of cash that would provide such holder with the same percentage recovery on its allowed 2024 Stub Unsecured Notes Claim that a holder of an allowed Second Lien Notes Claim would receive in respect of its allowed Second Lien Notes Claim (as diluted on account of the Additional New Common Stock, as applicable) under the U.S. Plan based upon the midpoint of the equity value of the New Common Stock as set forth in the disclosure statement filed in the Chapter 11 Cases.

•Holders of General Unsecured Claims. On the Effective Date, each allowed General Unsecured Claim will be reinstated and paid in the ordinary course of business in accordance with the terms and conditions of the particular transaction or agreement giving rise to such allowed general unsecured claim.

•Holders of Section 510(b) Claims. On the Effective Date, claims that are subject to section 510(b) of the U.S. Bankruptcy Code will be extinguished, cancelled and discharged, and holders thereof will receive no distributions from the Debtors in respect of their claims.

•DNI Equity Holders. Each holder of an equity interest in Diebold Nixdorf, Incorporated will have such interest extinguished, cancelled and discharged without any distribution.

Although the U.S. Bankruptcy Court has confirmed the U.S. Plan and the Dutch Court has sanctioned the WHOA Plan, the Debtors and the Dutch Scheme Parties have not yet consummated all of the transactions that are contemplated by the Plans. Rather, the Debtors and the Dutch Scheme Parties intend to consummate these transactions in the near future, on or before Effective Date. As set forth in the Plans, there are certain conditions precedent to the occurrence of the Effective Date, which must be satisfied or waived in accordance with the Plans in order for the Plans to become effective and the Debtors and the Dutch Scheme Parties to emerge from the Restructuring Proceedings. The Debtors and the Dutch Scheme Parties anticipate that each of these conditions will be either satisfied or waived by August 11, 2023, which is the target for the Debtors’ and the Dutch Scheme Parties' emergence from the Restructuring Proceedings. On the Effective Date, the Debtors and the Dutch Scheme Parties will, generally, no longer be governed by the oversight of the U.S. Bankruptcy Court or the Dutch Court.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
FORM 10-Q as of June 30, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

The Exit Facility Credit Agreement

Pursuant to the U.S. Plan and as a condition to its effectiveness, the Company expects to enter into a new credit agreement on the Effective Date (the Exit Facility Credit Agreement). The Exit Facility Credit Agreement is expected to be a $1,250.0 senior secured term loan, maturing in 2028 and bearing interest at a rate per annum equal to the Term SOFR Rate (subject to a floor of 4.00%) plus 7.50%. The form of the Exit Facility Credit Agreement was included in the Plan Supplement filed with the U.S. Bankruptcy Court on July 10, 2023 and August 8, 2023.

Management Incentive Plan

Pursuant to the U.S. Plan, the reorganized Company will adopt a new management incentive plan (the MIP). The U.S. Plan contemplates that 6% of the New Common Stock, on a fully diluted basis, will be reserved for issuance in connection with the MIP.

Conversion to Delaware Corporation

Pursuant to the U.S. Plan as and part of the restructuring transactions contemplated by the U.S. Plan (the Restructuring Transactions), the Company will reincorporate from an Ohio corporation to a Delaware corporation.

Restructuring Support Agreement

On May 30, 2023, the Debtors, the Dutch Scheme Parties and the consenting creditors party thereto (the Consenting Creditors) entered into a restructuring support agreement (the Restructuring Support Agreement) setting forth the agreed-upon terms among the Company and Consenting Creditors for the effectuation of a deleveraging transaction through, among other things, (i) the U.S. Plan, (ii) the WHOA Plan and (iii) recognition of the WHOA Plan pursuant to the Chapter 15 Proceedings. The U.S. Plan and the WHOA Plan are based on the restructuring term sheet attached to and incorporated into the Restructuring Support Agreement.

On August 9, 2023, the Debtors, the Dutch Scheme Parties and certain of the Consenting Creditors entered into an amendment of the Restructuring Support Agreement. In addition, on August 9, 2023, the Debtors, the Dutch Scheme Parties and the Required Consenting Creditors (as defined in the Restructuring Support Agreement) agreed to consensually terminate the Restructuring Support Agreement (as amended) given that the Restructuring Support Agreement (as amended) was no longer needed to effectuate the Company’s reorganization. In connection with the termination of the Restructuring Support Agreement, on August 9, 2023, the Debtors, the Dutch Scheme Parties and the Required Consenting First Lien Creditors (as defined in the Plans) executed a waiver of related conditions precedent to the Effective Date set forth in the Plans.

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

The Company’s ability to continue as a going concern is contingent upon, among other things, successful implementation of the Restructuring Transactions contemplated in the Plans. There can be no certainty that the Restructuring Transactions will be effected or that disruption from the Chapter 11 Cases and Dutch Scheme Proceedings will not interfere with the Company’s business. As of June 30, 2023, substantial doubt existed regarding our ability to continue as a going concern.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
FORM 10-Q as of June 30, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

Liabilities Subject to Compromise

Prepetition liabilities of the Debtors and Dutch Scheme Parties subject to compromise under the Restructuring Proceedings have been distinguished from liabilities that are not expected to be compromised and post-petition liabilities in our condensed consolidated balance sheets. Liabilities subject to compromise have been recorded at the amounts expected to be allowed by the U.S. Bankruptcy Court. The ultimate settlement amounts of these liabilities remain at the discretion of the U.S. Bankruptcy Court and may vary from the expected allowed amounts.

Liabilities subject to compromise consisted of the following:

	June 30, 2023	December 31, 2022
Accrued interest on debt subject to compromise	$68.1	$—
Debt subject to compromise	2,160.3	—
Lease liability	11.8	—
Total liabilities subject to compromise	$2,240.2	$—

The contractual interest expense on Debt subject to compromise was in excess of recorded interest expense by $16.9 for the three and six months ended June 30, 2023. This excess contractual interest was not recorded as interest expense on our Condensed Consolidated Statements of Operations, as we had discontinued accruing interest on this debt and discontinued making interest payments beginning in June 2023. See Note 10 for further detail regarding Debt subject to compromise.

Reorganization Items

The expenses, gains and losses directly and incrementally resulting from the Chapter 11 Cases and Dutch Scheme Proceedings are separately reported as Reorganization items, net in our condensed consolidated statement of operations.

For the three and six months ended June 30, 2023, Reorganization items, net consisted of the following:

June 30, 2023
Unamortized debt issuance costs (non-cash)	$124.6
DIP premium (non-cash)	417.0
Debt make-whole premium	91.0
Professional fees	3.5
Other	0.1
Total Reorganization items, net	$636.2

Debtor Financial Statements

The following summarizes the unaudited condensed combined financial statements of the Debtors and the Dutch Scheme Parties, which exclude the financial statements of the non-debtor subsidiaries. Transactions and balances of receivables and payables between the Debtors and the Dutch Scheme Parties have been eliminated in consolidation. Amounts payable to or receivable from the non-Debtor subsidiaries are reported in the unaudited Condensed Combined Balance Sheet of the Debtors and the Dutch Scheme Parties.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
FORM 10-Q as of June 30, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

DIEBOLD NIXDORF, INCORPORATED DEBTOR ENTITIES
(DEBTOR-IN-POSSESSION)
CONDENSED COMBINED BALANCE SHEET
(Unaudited)
(In millions)

June 30, 2023
(Unaudited)
ASSETS
Current assets
Cash, cash equivalents, and restricted cash	$386.4
Trade receivables, net	333.9
Inventories	196.4
Intercompany accounts receivable	1,628.2
Prepaid expenses	29.3
Other current assets	44.7
Total current assets	2,618.9
Securities and other investments	7.0
Property, plant and equipment, net	28.4
Goodwill	95.1
Investment in subsidiaries	203.6
Long-term intercompany receivable	597.6
Other assets	96.8
Total assets	$3,647.4
LIABILITIES AND EQUITY
Current liabilities
Notes payable	$1,248.1
Accounts payable	220.1
Deferred revenue	207.4
Payroll and other benefits liabilities	59.0
Intercompany accounts payable	1,660.3
Other current liabilities	512.7
Total current liabilities	3,907.6
Long-term debt	1.1
Pensions, post-retirement and other benefits	65.4
Other liabilities	90.2
Total liabilities not subject to compromise	4,064.3

Liabilities subject to compromise	2,240.2

Total debtors' deficit	(2,657.1)
Total liabilities and deficit	$3,647.4

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
FORM 10-Q as of June 30, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

DIEBOLD NIXDORF, INCORPORATED DEBTOR ENTITIES
(DEBTOR-IN-POSSESSION)
CONDENSED COMBINED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions)

	Three months ended	Six months ended
	June 30,	June 30,
	2023	2023
Net sales	$506.9	$1,002.8
Cost of sales	388.2	771.3
Gross profit	118.7	231.5
Selling and administrative expense	144.7	274.9
Research, development and engineering expense	5.9	13.3
Loss on sale of assets, net	0.9	1.2
Impairment of assets	1.1	2.2
	152.6	291.6
Operating loss	(33.9)	(60.1)
Other income (expense)
Interest income	1.4	2.0
Interest expense	(56.1)	(49.6)
Foreign exchange gain, net	9.6	3.5
Reorganization items, net	(514.0)	(514.0)
Miscellaneous, net	(3.3)	(0.1)
Loss before taxes	(596.3)	(618.3)
Income tax expense	8.2	34.8
Net loss	$(604.5)	$(653.1)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
FORM 10-Q as of June 30, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

DIEBOLD NIXDORF, INCORPORATED DEBTOR ENTITIES
(DEBTOR-IN-POSSESSION)
CONDENSED COMBINED STATEMENT OF CASH FLOWS
(Unaudited)
(In millions)

Six months ended
June 30,
2023
Cash flow from operating activities
Net loss	$(653.1)
Adjustments to reconcile net loss to cash flow used by operating activities:
Depreciation and amortization	9.3
Amortization of deferred financing costs into interest expense	16.5
Reorganization items (non-cash)	419.5
Reorganization items (debt make whole premium)	91.0
Share-based compensation	2.1
Loss on sale of assets, net	1.2
Impairment of assets	2.2
Deferred income taxes	21.9
Changes in certain assets and liabilities
Trade receivables	(29.0)
Inventories	4.9
Accounts payable	(61.7)
Deferred revenue	(19.5)
Sales tax and net value added tax	(5.3)
Income taxes	7.8
Accrued salaries, wages and commissions	6.3
Restructuring accrual	(10.3)
Warranty liability	0.3
Pension and post retirement benefits	(3.0)
Accrued interest	34.5
Certain other assets and liabilities	(40.4)
Net cash used by operating activities	(204.8)
Cash flow from investing activities
Capital expenditures	(6.7)
Capitalized software development	(2.1)
Net cash used by investing activities	(8.8)
Cash flow from financing activities
Debt issuance costs	(3.8)
Receipt of DIP financing	1,250.0
Repayment of ABL credit agreement, net	(145.7)
Borrowings - FILO	58.9
Repayments - FILO	(58.9)
Other debt borrowings	(0.3)
Other debt repayments	0.3
Financing transactions with subsidiaries, net	(440.3)
Debt make whole premium	(91.0)
Other	(0.8)
Net cash provided by financing activities	568.4
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.2
Change in cash, cash equivalents and restricted cash	355.0
Cash, cash equivalents and restricted cash at the beginning of the period	31.4
Cash, cash equivalents and restricted cash at the end of the period	$386.4

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
FORM 10-Q as of June 30, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

Note 3: Loss Per Share

Basic loss per share is based on the weighted-average number of common shares outstanding. Diluted loss per share includes the dilutive effect of potential common shares outstanding. Under the two-class method of computing loss per share, non-vested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities. The Company’s participating securities include restricted stock units (RSUs), director deferred shares and shares that vested but were deferred by employees. The Company calculated basic and diluted loss per share under both the treasury stock method and the two-class method. For the three and six months ended June 30, 2023 and 2022, there were no differences in the loss per share amounts calculated using the two methods. Accordingly, the treasury stock method is disclosed below; however, because the Company is in a net loss position, dilutive shares of 1.7 and 2.2 for the three months ended June 30, 2023 and 2022, respectively, and 1.9 and 1.5 for the six months ended June 30, 2023 and 2022, respectively, are excluded from the shares used in the computation of diluted loss per share.

The following table represents amounts used in computing loss per share and the effect on the weighted-average number of shares of dilutive potential common shares:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator
Loss used in basic and diluted loss per share
Net loss	$(677.3)	$(199.1)	$(788.8)	$(383.0)
Net loss attributable to noncontrolling interests	(0.2)	0.1	(0.6)	(0.7)
Net loss attributable to Diebold Nixdorf, Incorporated	$(677.1)	$(199.2)	$(788.2)	$(382.3)
Denominator
Weighted-average number of common shares used in basic and diluted loss per share (1)	80.0	79.0	79.7	78.9
Net loss attributable to Diebold Nixdorf, Incorporated
Basic and diluted loss per share	$(8.46)	$(2.52)	$(9.89)	$(4.85)
(1)Shares of 1.8 and 5.0 for the three months ended June 30, 2023 and 2022, respectively, and 2.0 and 4.5 for the six months ended June 30, 2023 and 2022, respectively, are excluded from the computation of diluted loss per share because the effects are anti-dilutive, irrespective of the net loss position.

Note 4: Income Taxes

The effective tax rate on the loss from continuing operations was 3.5 percent and 0.5 percent for the three and six months ended June 30, 2023, respectively. The tax provision for the three and six months ended June 30, 2023 was attributable to the jurisdictional mix of pre-tax income and losses, reorganization charges, and discrete tax adjustments for current tax expense related to tax return to provision differences and changes in permanent reinvestment assertions. Consistent with the first quarter, the Company calculated its income tax expense using the actual effective tax rate year to date, as opposed to the estimated annual effective tax rate, as provided in Accounting Standards Codification (ASC) 740-270-30-18. See Note 2 for further details.

The effective tax rate on the loss from continuing operations was (48.2) percent and (43.4) percent for the three and six months ended June 30, 2022, respectively. The tax provision for the three months ended June 30, 2022 was attributable to pre-tax losses and a discrete tax adjustment relating to a change in judgment on valuation allowance due to the Company’s going concern assessment. In conjunction with this change in judgment on valuation allowance, the Company also changed its approach in calculating its income tax expense by using its actual effective tax rate year to date, as opposed to its annual effective tax rate as in the past. Similarly, the tax provision for the six months ended June 30, 2022 was attributable to the jurisdictional mix of year to date income and loss, in addition to the change in valuation allowance referenced above.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
FORM 10-Q as of June 30, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

Note 5: Inventories

Major classes of inventories are summarized as follows:

	June 30, 2023	December 31, 2022
Raw materials and work in process	$220.7	$200.6
Finished goods	253.3	229.4
Total product inventories	474.0	430.0

Service parts	174.3	158.1
Total inventories	$648.3	$588.1

Note 6: Investments

The Company’s investments, primarily held by our subsidiaries in Brazil, consist of certificates of deposit that are recorded at fair value based upon quoted market prices. Changes in fair value are recognized in interest income, determined using the specific identification method, and were minimal. There were no sales of securities or proceeds from the sale of securities prior to the maturity date for the three and six months ended June 30, 2023 and 2022.

The Company has deferred compensation plans that enable certain employees to defer receipt of a portion of their cash, 401(k) or share-based compensation and enable non-employee directors to defer receipt of director fees at the participants’ discretion.

For deferred cash-based compensation, the Company established rabbi trusts (refer to Note 14), which are recorded at fair value of the underlying securities and presented within securities and other investments. The related deferred compensation liability is recorded at fair value and presented within other long-term liabilities. Realized and unrealized gains and losses on marketable securities in the rabbi trusts are recognized in interest income.

The Company’s investments subject to fair value measurement consist of the following:

	Cost Basis	Unrealized Gain	Fair Value
As of June 30, 2023
Short-term investments
Certificates of deposit	$11.0	$—	$11.0
Long-term investments
Assets held in a rabbi trust	$3.2	$0.5	$3.7

As of December 31, 2022
Short-term investments
Certificates of deposit	$24.6	$—	$24.6
Long-term investments
Assets held in a rabbi trust	$4.3	$0.1	$4.4
Securities and other investments also includes cash surrender value of insurance contracts of $3.2 as of June 30, 2023 and December 31, 2022.

The Company has certain non-consolidated joint ventures that are not significant subsidiaries and are accounted for under the equity method of accounting. The Company owns 48.1 percent of Inspur Financial Information System Co., Ltd. (Inspur JV) and 49.0 percent of Aisino-Wincor Retail & Banking Systems (Shanghai) Co., Ltd. (Aisino JV). The Company engages in transactions in the ordinary course of business with these joint ventures. As of June 30, 2023, the Company had accounts receivable and accounts payable balances with these joint ventures of $17.3 and $29.1, respectively. As of December 31, 2022, the Company had accounts receivable and accounts payable balances with these joint ventures of $18.9 and $25.7, respectively.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
FORM 10-Q as of June 30, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

These joint venture related balances are included in trade receivables, less allowances for doubtful accounts and accounts payable on the condensed consolidated balance sheets.

Note 7: Goodwill and Other Assets

The Company has the following reportable operating segments: Banking and Retail. This is described in further detail in Note 18, and is consistent with how the Chief Executive Officer, the chief operating decision maker (CODM), makes key operating decisions, allocates resources, and assesses the performance of the business.

The sustained decline in the Company’s stock price and its market capitalization, in addition to substantial doubt about the Company's ability to continue as a going concern (refer to Note 2) were in combination considered a triggering event indicating that it was possible that the fair value of the reporting units could be less than their carrying amounts, including goodwill. This trigger was identified as of March 31, 2023 and the facts and circumstances continued to be present through June 30, 2023. Thus, the Company performed an interim quantitative goodwill impairment test as of March 31, 2023 using a combination of the income valuation and market approach methodologies. The determination of the fair value of the reporting units requires significant estimates and assumptions, including significant unobservable inputs. The key inputs included, but were not limited to, discount rates, terminal growth rates, market multiple data from selected guideline public companies, management’s internal forecasts which include numerous assumptions such as projected net sales, gross profit, sales mix, operating and capital expenditures and earnings before interest and taxes margins, among others.

No impairment resulted from the interim quantitative goodwill impairment test. As of our interim impairment testing date of March 31, 2023, the indicated fair value was in excess of carrying value for both the Banking and Retail segments by approximately 43 percent and 34 percent, respectively.

The filing of the Chapter 11 Cases and Chapter 15 Proceedings were considered a continuation of the triggering event identified at March 31, 2023 in which it was indicated that it was possible that the fair value of the reporting units could be less than their carrying amounts, including goodwill. A quantitative analysis was performed and no impairment resulted.

Changes in certain assumptions or the Company's failure to execute on the current plan could have a significant impact to the estimated fair value of the reporting units.

The changes in the carrying amount of goodwill for the six months ended June 30, 2023 are as follows:

	Banking	Retail	Total
Goodwill	$903.6	$269.6	$1,173.2
Accumulated impairment	(413.7)	(57.2)	(470.9)
Balance at January 1, 2023	$489.9	$212.4	$702.3
Currency translation adjustment	7.7	3.4	11.1
Goodwill	$911.3	$273.0	$1,184.3
Accumulated impairment	(413.7)	(57.2)	(470.9)
Balance at June 30, 2023	$497.6	$215.8	$713.4

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
FORM 10-Q as of June 30, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

The following summarizes information on intangible assets by major category:

		June 30, 2023			December 31, 2022
	Weighted-average remaining useful lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships, net	3.0 years	$674.7	$(493.0)	$181.7	$662.3	$(448.7)	$213.6

Capitalized Software Development	2.5 years	258.6	(219.8)	38.8	245.2	(202.7)	42.5
Development costs non-software	0.4 years	49.7	(49.6)	0.1	48.7	(48.7)	—
Other intangibles	4.5 years	49.3	(43.1)	6.2	48.7	(47.2)	1.5
Other intangible assets, net		357.6	(312.5)	45.1	342.6	(298.6)	44.0
Total		$1,032.3	$(805.5)	$226.8	$1,004.9	$(747.3)	$257.6

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

The following table identifies the activity relating to total capitalized software development:

	2023	2022
Beginning balance as of January 1	$42.5	$43.2
Capitalization	10.8	17.4
Amortization	(10.3)	(10.1)
Other	(4.2)	(4.9)
Ending balance as of June 30, 2023	$38.8	$45.6

Total amortization expense, excluding amounts related to deferred financing costs, was $48.0 and $48.9 for the six months ended June 30, 2023 and 2022, respectively. Total amortization expense, excluding amounts related to deferred financing costs, was $24.7 and $24.6 for the three months ended June 30, 2023 and 2022, respectively.

Note 8: Product Warranties

The Company provides its customers a standard manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts.

Changes in the Company’s warranty liability balance are illustrated in the following table:

	2023	2022
Beginning balance as of January 1	$28.3	$36.3
Current period accruals	15.4	4.6
Current period settlements	(18.1)	(6.8)
Currency translation adjustment	0.9	(1.4)
Ending balance as of June 30	$26.5	$32.7

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
FORM 10-Q as of June 30, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

Note 9: Restructuring

In the second quarter of 2022, the Company announced a new initiative to streamline operations, drive efficiencies and digitize processes, targeting annualized cost savings of more than $150.0 by the end of 2023. During the three months ended June 30, 2023, the Company incurred $18.6 of restructuring and transformation costs. $1.6 and $6.4 was accrued for future severance payments under an ongoing severance benefit program during the three and six months ended June 30, 2023, respectively, while the remainder of the expenses incurred primarily relates to transitioning personnel and consultant fees in relation to the transformation process.

The following table summarizes the impact of the Company’s restructuring and transformation charges on the consolidated statements of operations:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Cost of sales – services	$3.6	$4.4	$4.2	$4.4
Cost of sales – products	0.3	8.7	0.6	8.7
Selling and administrative expense	13.4	57.9	26.4	57.9
Research, development and engineering expense	0.5	7.3	1.1	7.3
Loss on sale of assets, net	0.8	—	1.3	—
Total	$18.6	$78.3	$33.6	$78.3

The following table summarizes the Company’s severance accrual balance and related activity:

	2023	2022
Beginning balance as of January 1	$44.2	$35.3
Severance accruals	6.4	54.9
Liabilities acquired	—	—
Payouts/Settlements	(36.3)	(16.0)
Other	0.3	—
Ending balance as of June 30	$14.6	$74.2

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
FORM 10-Q as of June 30, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

Note 10: Debt

Outstanding debt balances were as follows:

	June 30, 2023	December 31, 2022
Notes payable – current
Uncommitted lines of credit	$4.5	$0.9
2023 Term Loan B Facility - USD(1)	12.8	12.9
2023 Term Loan B Facility - Euro(1)	5.1	5.1
2025 New Term Loan B Facility - USD(1)	5.3	5.3
2025 New Term Loan B Facility - EUR(1)	1.2	1.1
DIP Facility	1,250.0	—
Other	1.2	1.7
	$1,280.1	$27.0
Short-term deferred financing fees	(3.8)	(3.0)
Less: Short-term debt included in liabilities subject to compromise	(24.4)	—
	$1,251.9	$24.0

Long-term debt
2024 Senior Notes(1)	72.1	72.1
2025 Senior Secured Notes - USD(1)	2.7	2.7
2025 Senior Secured Notes - EUR(1)	4.7	4.7
2026 Asset Backed Loan (ABL)	—	182.0
2025 New Term Loan B Facility - USD(1)	528.1	529.5
2025 New Term Loan B Facility - EUR(1)	95.5	95.5
2026 2L Notes(1)	333.6	333.6
2025 New Senior Secured Notes - USD(1)	718.1	718.1
2025 New Senior Secured Notes - EUR(1)	381.1	379.7
2025 Superpriority Term Loans	—	400.6
Other	4.4	6.3
	$2,140.3	$2,724.8
Long-term deferred financing fees	—	(139.0)
Less: Long-term debt included in liabilities subject to compromise	(2,135.9)	—
	$4.4	$2,585.8
(1) In connection with the Chapter 11 Cases, these balances have been reclassified as liabilities subject to compromise in the Condensed Consolidated Balance Sheets as of June 30, 2023. The Company ceased making principal payments, and as of June 2023, ceased accruing interest expense in relation to these instruments.

On December 29, 2022 (the December 2022 Settlement Date), the Company completed a series of transactions with certain key financial stakeholders to refinance certain debt with near-term maturities and provide the Company with new capital. The transactions and related material definitive agreements entered into by the Company are described below.

2024 Senior Notes

On the December 2022 Settlement Date, the Company completed a private exchange offer and consent solicitation with respect to the outstanding 8.50% Senior Notes due 2024 (the 2024 Senior Notes), which included (i) a private offer to certain eligible holders to exchange any and all 2024 Senior Notes for units (the Units) consisting of (a) new 8.50%/12.50% Senior Secured PIK Toggle Notes due 2026 issued by the Company (the 2L Notes) and (b) a number of warrants (the New Warrants and, together with the Units and the New Notes, the New Securities) to purchase common shares, par value $1.25 per share, of the

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
FORM 10-Q as of June 30, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

Company (Common Shares) and (ii) a related consent solicitation to adopt certain proposed amendments to the indenture governing the 2024 Senior Notes (the 2024 Senior Notes Indenture) to eliminate certain of the covenants, restrictive provisions and events of default intended to protect holders, among other things, from such indenture (collectively, the 2024 Exchange Offer and Consent Solicitation).

Pursuant to the 2024 Exchange Offer and Consent Solicitation, the Company accepted $327.9 in aggregate principal amount of the 2024 Senior Notes (representing 81.97% of the aggregate principal amount outstanding of the 2024 Senior Notes) tendered for exchange and issued $333.6 in aggregate principal amount of Units consisting of $333.6 in aggregate principal amount of 2L Notes and 15,813,847 New Warrants to purchase up to 15,813,847 Common Shares. After consummation of the 2024 Exchange Offer and Consent Solicitation, $72.1 of 2024 Senior Notes remained outstanding. The Company agreed to raise equity capital prior to the maturity date of the 2024 Senior Notes in an amount necessary to repurchase, redeem, prepay or pay in full any outstanding 2024 Senior Notes in excess of $20.0 (such 2024 Senior Notes in excess of $20.0 the Excess Stub Notes).

Each New Warrant initially represents the right to purchase one Common Share, at an exercise price of $0.01 per share. The New Warrants will, in the aggregate and upon exercise, exercisable for up to 15,813,847 Common Shares (representing 19.99% of the Common Shares outstanding on the business day immediately preceding the December 2022 Settlement Date), subject to adjustment. Unless earlier cancelled in accordance with their terms, New Warrants can be exercised at any time on and after April 1, 2024 and prior to December 30, 2027 (or, if such day is not a business day, the next succeeding day that is a business day). No cash will be payable by a warrantholder in respect of the exercise price for a New Warrant upon exercise.

If a Termination Event (as defined in the agreement governing the Units) occurs with respect to any Units prior to April 1, 2024, the New Warrants forming part of such Units will automatically terminate and become void without further legal effect and will be cancelled for no further consideration.

The 2L Notes are the Company’s senior secured obligations and are guaranteed by the Company’s material subsidiaries in the United States, and other jurisdictions, in each case, subject to agreed guaranty and security principles and certain exclusions. The obligations of the Company and the guarantors are secured (i) on a second-priority basis by certain Non-ABL Priority Collateral (as defined below) held by the Company and those guarantors that are organized in the United States, (ii) on a third-priority basis by certain other Non-ABL Priority Collateral held by the Company and the guarantors and (iii) on a fourth-priority basis by the ABL Priority Collateral (as defined below).

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

Interest on the 2L Notes is payable on January 15 and July 15 of each year, commencing on July 15, 2023. Interest accrued from the December 2022 Settlement Date.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
FORM 10-Q as of June 30, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

If the Plans go effective, the 2024 Senior Notes, the 2L Notes, the Units and the New Warrants will be cancelled pursuant to terms of the Plans.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
FORM 10-Q as of June 30, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

2025 Senior Secured Notes

On the December 2022 Settlement Date, the Company also completed the private exchange offers and consent solicitations with respect to the outstanding 9.375% Senior Secured Notes due 2025 issued by the Company (the 2025 USD Senior Notes) and the outstanding 9.000% Senior Secured Notes due 2025 issued by Diebold Dutch, a direct and wholly owned subsidiary of the Company (the 2025 EUR Senior Notes, and together with the 2025 USD Senior Notes, the 2025 Senior Notes), which included (i) private offers to certain eligible holders to exchange (a) any and all 2025 USD Senior Notes for new senior secured notes (the New 2025 USD Senior Notes) having the same terms as the 2025 USD Senior Notes, other than the issue date, the first interest payment date, the first date from which interest accrued and other than with respect to CUSIP and ISIN numbers, and (b) any and all 2025 EUR Senior Notes for new senior secured notes (the New 2025 EUR Senior Notes and, together with the New 2025 USD Senior Notes, the New 2025 Notes) having the same terms as the 2025 EUR Senior Notes, other than the issue date, the first interest payment date, the first date from which interest accrued and other than with respect to ISIN numbers and common codes, and (ii) related consent solicitations to enter into supplemental indentures with respect to (a) the indenture governing the 2025 USD Senior Notes, dated as of July 20, 2020 (the 2025 USD Senior Notes Indenture), and (b) the indenture governing the 2025 EUR Senior Notes, dated as of July 20, 2020 (the 2025 EUR Senior Notes Indenture and, together with the 2025 USD Senior Notes Indenture, the 2025 Senior Notes Indentures), in order to amend certain provisions of the 2025 Senior Notes Indentures to, among other things, permit the December 2022 Refinancing Transactions (defined below) set forth in the Transaction Support Agreement, dated as of October 20, 2022 (as amended, the Transaction Support Agreement), among the Company, certain of its subsidiaries and certain creditors (collectively, the 2025 Exchange Offers and Consent Solicitations and, together with the 2024 Exchange Offer and Consent Solicitation, the Exchange Offers and Consent Solicitations).

The 2025 Exchange Offers and Consent Solicitations were completed on the terms and subject to the conditions set forth in the Offering Memorandum and Consent Solicitation Statement, dated as of November 28, 2022 (as amended, the 2025 Offering Memorandum), and the related eligibility letter. Pursuant to the 2025 Exchange Offers and Consent Solicitations, the Company accepted $697.3 in aggregate principal amount of the 2025 USD Senior Notes (representing 99.61% of the aggregate principal amount of the outstanding 2025 USD Senior Notes) tendered for exchange and issued $718.1 in aggregate principal amount of the New 2025 USD Senior Notes. Diebold Dutch accepted €345.6 in aggregate principal amount of the 2025 EUR Senior Notes (representing 98.75% of the aggregate principal amount of the outstanding 2025 EUR Senior Notes) tendered for exchange and issued €356.0 aggregate principal amount of the New 2025 EUR Senior Notes. In addition, eligible holders received payment in cash for accrued and unpaid interest on the 2025 Senior Notes that were accepted for exchange.

The New 2025 USD Senior Notes are the Company’s senior secured obligations. The New 2025 USD Senior Notes and the 2025 USD Senior Notes that remain outstanding are guaranteed by certain of the Company’s material subsidiaries, in each case, subject to agreed guaranty and security principles and certain exclusions. The obligations of the Company and the guarantors are secured (i) on a first-priority basis, ranking pari passu with the 2025 EUR Senior Notes, the New 2025 EUR Senior Notes and the Existing Term Loans (as defined below) (excluding released liens), by certain Non-ABL Priority Collateral held by the Company and those guarantors that are organized in the United States, (ii) on a second-priority basis by certain other Non-ABL Priority Collateral held by the Company and the guarantors and (iii) on a third-priority basis by the ABL Priority Collateral.

The New 2025 USD Senior Notes will mature on July 15, 2025 and bear interest at a rate of 9.375% per year from the December 2022 Settlement Date.

Interest on the New 2025 USD Senior Notes is payable on January 15 and July 15 of each year, commencing on January 15, 2023.

The New 2025 USD Senior Notes are redeemable at the Company’s option, in whole or in part, upon not less than 15 nor more than 60 days’ notice mailed or otherwise sent to each holder, at 104.688% of their principal amount prior to July 15, 2023, 102.344% prior to July 15, 2024 and 100% thereafter, together with accrued and unpaid interest, if any, to, but excluding, the date of redemption, subject to certain restrictions.

Upon the occurrence of specific kinds of changes of control, the Company will be required to make an offer to repurchase some or all of the New 2025 USD Senior Notes at 101% of their principal amount, plus accrued and unpaid interest to, but excluding,

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
FORM 10-Q as of June 30, 2023
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

The New 2025 EUR Senior Notes are Diebold Dutch senior secured obligations. The New 2025 EUR Senior Notes and the 2025 EUR Senior Notes that remain outstanding are guaranteed by the Company and certain of the Company’s material subsidiaries, in each case, subject to agreed guaranty and security principles and certain exclusions. The obligations of Diebold Dutch and the guarantors are secured (i) on a first-priority basis, ranking pari passu with the 2025 USD Senior Notes, the New 2025 USD Senior Notes and the Existing Term Loans (excluding released liens), by certain Non-ABL Priority Collateral held by the Company and those guarantors that are organized in the United States, (ii) on a second-priority basis by certain other Non-ABL Priority Collateral held by the Company and the guarantors and (iii) on a third-priority basis by the ABL Priority Collateral.

The New 2025 EUR Senior Notes will mature on July 15, 2025 and bear interest at a rate of 9.000% per year from the December 2022 Settlement Date.

Interest on the New 2025 EUR Senior Notes is payable on January 15 and July 15 of each year, commencing on January 15, 2023.

The New 2025 EUR Senior Notes are redeemable at Diebold Dutch’s option, in whole or in part, upon not less than 15 nor more than 60 days’ notice mailed or otherwise sent to each holder, at 104.500% of their principal amount prior to July 15, 2023, 102.250% prior to July 15, 2024 and 100% thereafter, together with accrued and unpaid interest, if any, to, but excluding, the date of redemption, subject to certain restrictions.

Upon the occurrence of specific kinds of changes of control, Diebold Dutch will be required to make an offer to repurchase some or all of the New 2025 EUR Senior Notes at 101% of their principal amount, plus accrued and unpaid interest to, but excluding, the repurchase date, subject to certain restrictions. Further, if Diebold Dutch or its subsidiaries sell assets, under certain circumstances, Diebold Dutch will be required to use the net proceeds from such sales to make an offer to purchase the New 2025 EUR Senior Notes at an offer price in cash in an amount equal to 100% of the principal amount of the New 2025 EUR Senior Notes plus accrued and unpaid interest to, but excluding, the repurchase date, subject to certain restrictions.

If the Plans go effective, the 2025 Senior Notes and the New 2025 Notes will be cancelled pursuant to the terms of the Plans

The Twelfth Amendment to the Existing Credit Agreement

On the December 2022 Settlement Date, the Company entered into a twelfth amendment (the Twelfth Amendment) to the Credit Agreement, dated as of November 23, 2015 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the Existing Credit Agreement).

The Twelfth Amendment, among other things, (i) permits the Exchange Offers and Consent Solicitations, the Term Loan Exchange (as defined below), the Superpriority Facility (as defined below), the ABL Facility and certain other related transactions (together, the December 2022 Refinancing Transactions), (ii) removes substantially all negative covenants and mandatory prepayment provisions from the Existing Credit Agreement and (iii) directs the collateral agent under the Existing Credit Agreement to release the liens on certain current-asset collateral securing the ABL Facility on a first-priority basis (the ABL Priority Collateral) and certain other collateral securing the Company’s obligations under the Existing Credit Agreement and the Company’s existing subsidiary guarantors’ obligations under the related guarantees (in each case, to the extent permitted, including under applicable law).

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
FORM 10-Q as of June 30, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

Superpriority Facility

On the December 2022 Settlement Date, the Company and Diebold Nixdorf Holding Germany GmbH (the Superpriority Borrower) entered into a Credit Agreement (the Superpriority Credit Agreement), providing for a superpriority secured term loan facility of $400 (the Superpriority Facility). On the December 2022 Settlement Date, the Superpriority Borrower borrowed the full $400 of term loans available (the Superpriority Term Loans).

The proceeds of the borrowing under the Superpriority Facility were used (i) on the December 2022 Settlement Date, to repay the New Term Loans (as defined below) in an amount equal to 15% of the principal amount of Existing Term Loans (as defined below) that participated in the Term Loan Exchange (the Initial New Term Loan Paydown), (ii) on December 31, 2023, to repay the New Term Loans in an amount equal to 5% of the principal amount (at the time of the Term Loan Exchange) of Existing Term Loans that participated in the Term Loan Exchange, subject to satisfaction of certain liquidity conditions, (iii) solely in the event that the repayment in (ii) is not made as a result of such liquidity conditions not being satisfied, on December 31, 2024, to repay the New Term Loans in an amount equal to 5% of the principal amount (at the time of the Term Loan Exchange) of Existing Term Loans that participated in the Term Loan Exchange, subject to satisfaction of the same liquidity condition measured on a pro forma basis on December 31, 2024 and (iv) for general corporate purposes (excluding making payments on any other funded indebtedness).

The Superpriority Term Loans was to mature on July 15, 2025. The Superpriority Term Loans bore interest equal to (i) in the case of Term Benchmark Loans (as defined in the Superpriority Credit Agreement), the Adjusted Term SOFR Rate (as defined in the Superpriority Credit Agreement and subject to a 4.0% floor) plus a 0.10% credit spread adjustment plus an applicable margin of 6.40% and (ii) in the case of Floating Rate Loans (as defined in the Superpriority Credit Agreement), the Alternate Base Rate (as defined in the Superpriority Credit Agreement and subject to a 5.0% floor) plus an applicable margin of 5.40%. Interest accrued on the Superpriority Loans was payable (i) in the case of Term Benchmark Loans, on the last day of the applicable Interest Period (as defined in the Superpriority Credit Agreement) (provided that, if the Interest Period was longer than three months, interest was also payable on the last day of each three-month interval during such Interest Period), on any date on which the Term Benchmark Loans are repaid, and at maturity, and (ii) in the case of Floating Rate Loans, on the last business day of each March, June, September and December occurring after the December 2022 Settlement Date, beginning with March 31, 2023, and at maturity.

On June 5, 2023, pursuant to the Restructuring Support Agreement, proceeds from the DIP Facility were used to repay in full the term loan obligations, including a make-whole premium, under the Superpriority Credit Agreement. Refer below for further detail.

Term Loans

On December 16, 2022, the Company made an offer to (i) each of the lenders (collectively, the Existing Dollar Term Lenders) holding certain dollar term loans (the Existing Dollar Term Loans) under the Existing Credit Agreement providing for the opportunity to exchange all (but not less than all) of the principal amount of its Existing Dollar Term Loans for the same principal amount of Dollar Term Loans (the New Dollar Term Loans) as defined in and made pursuant to the New Term Loan Credit Agreement (as defined below), plus the Transaction Premium (as defined in the Twelfth Amendment), and (ii) each of the lenders (collectively, the Existing Euro Term Lenders and together with the Existing Dollar Term Lenders, the Existing Term Lenders) holding certain euro term loans (the Existing Euro Term Loans and together with the Existing Dollar Term Loans, the Existing Term Loans; the loan facility for the Existing Term Loans, the Existing Term Loan Facility) providing for the opportunity to exchange all (but not less than all) of the principal amount of its Existing Euro Term Loans for either (a) the same principal amount of Euro Term Loans (the New Euro Term Loans and together with the New Dollar Term Loans, the New Term Loans; the loan facility for the New Term Loans, the New Term Loan Facility) as defined in and made pursuant to the New Term Loan Credit Agreement or (b) the same principal amount of New Dollar Term Loans (with the exchange rate used for such conversion of the existing principal amount denominated in euros to the equivalent new principal amount denominated in dollars determined by reference to the WMR 4pm London Mid Spot Rate published by Refinitiv at 4:00 p.m. (London Time) on the date that was two business days prior to the December 2022 Settlement Date), in each case, plus the Transaction Premium (collectively, clauses (i) and (ii), the Term Loan Exchange Offer and the exchange pursuant to the Term Loan Exchange Offer, the Term Loan Exchange).

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
FORM 10-Q as of June 30, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

On the December 2022, Settlement Date, the Company completed the Term Loan Exchange whereby approximately 96.6% of the aggregate principal amount of Existing Dollar Term Loans and approximately 98.6% of the aggregate principal amount of Existing Euro Term Loans, were exchanged into $626.0 (including a transaction premium of $18.2) in aggregate principal amount of New Dollar Term Loans, and €106.0 (including a transaction premium of € 3.1) in aggregate principal amount of New Euro Term Loans.

Substantially concurrently with the completion of the Term Loan Exchange Offer, the Company prepaid $91.2 in aggregate principal amount of New Dollar Term Loans and €15.4 in aggregate principal amount of New Euro Term Loans, pursuant to the Initial New Term Loan Paydown and consistent with the Transaction Support Agreement. On December 31, 2023, the Company is required to prepay $30.4 in aggregate principal amount of the New Dollar Term Loans and €5.1 in aggregate principal amount of the New Euro Term Loans, subject to satisfaction of certain liquidity conditions.

As a result of the Term Loan Exchange, the Company’s obligations in respect of the Existing Term Loans of each lender who participated in the Term Loan Exchange were discharged and deemed satisfied in full, and each such lender’s commitments with respect to the Existing Term Loans were canceled.

The terms of the New Term Loans are governed by a Credit Agreement (the New Term Loan Credit Agreement), dated as of the December 2022 Settlement Date, among the Company the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and GLAS America LLC, as collateral agent, which provides that the New Term Loans will mature on July 15, 2025.

The New Term Loans bear interest at a rate equal to (i) in the case of Term Benchmark Loans (as defined in the New Term Loan Credit Agreement), (a) for New Dollar Term Loans, the Adjusted Term SOFR Rate (as defined in the New Term Loan Credit Agreement and subject to a 1.50% floor) plus a 0.10% credit spread adjustment plus an applicable margin of 5.25% and (b) for New Euro Term Loans, the Adjusted EURIBOR Rate (as defined in the New Term Loan Credit Agreement and subject to a 0.50% floor) plus an applicable margin of 5.50% and (ii) in the case of Floating Rate Loans (as defined in the New Term Loan Credit Agreement), the Alternate Base Rate (as defined in the New Term Loan Credit Agreement and subject to a 2.50% floor) plus an applicable margin of 4.25%. Interest accrued on the New Term Loans is payable (i) in the case of Term Benchmark Loans, on the last day of the applicable Interest Period (as defined in the New Term Loan Credit Agreement) (provided that, if the Interest Period is longer than three months, interest is also payable on the last day of each three month interval during such Interest Period), on any date on which the Term Benchmark Loans are repaid and at maturity, (ii) in the case of Floating Rate Loans, on the last business day of each March, June, September and December occurring after the December 2022 Settlement Date, beginning with March 31, 2023, and at maturity.

The obligations of the Company under the New Term Loan Credit Agreement are guaranteed, subject to certain exclusions and agreed guaranty and security principles, by certain of the Company’s material subsidiaries and secured (i) on a first-priority basis, ranking pari passu with the 2025 Senior Notes, the New 2025 Notes and the Existing Term Loans (excluding released liens), by certain Non-ABL Priority Collateral held by the Company and those guarantors that are organized in the United States, (ii) on a second-priority basis by certain other Non-ABL Priority Collateral held by the guarantors that are organized outside the United States and (iii) on a third-priority basis by the ABL Priority Collateral.

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

If the Plans go effective, the Existing Term Loans and the New Term Loans will be cancelled pursuant to the terms of the Plans.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
FORM 10-Q as of June 30, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

ABL Revolving Credit and Guaranty Agreements

On the December 2022 Settlement Date, the Company and subsidiary borrowers (together with the Company, the ABL Borrowers) entered into a Revolving Credit and Guaranty Agreement (the ABL Credit Agreement). The ABL Credit Agreement provided for an asset-based revolving credit facility (the ABL Facility) consisting of three Tranches (respectively, Tranche A, Tranche B and Tranche C) with a total commitment of up to $250.0, including a Tranche A commitment of up to $155.0, a Tranche B commitment of up to $25.0 and a Tranche C commitment of up to $70.0. Letters of credit were limited to the lesser of (i) $50.0 and (ii) the aggregate unused amount of the applicable lenders’ Tranche A commitments then in effect. Swing line loans were limited to the lesser (i) $50.0 and (ii) in respect of an applicable borrower, such borrower’s Tranche A available credit then in effect. Subject to currencies available under the applicable Tranche, loans under the ABL Facility may have been denominated, depending on the Tranche being drawn, in U.S. Dollars, Canadian Dollars, Euros and Pounds Sterling. The ABL Facility replaced the commitments of the Company’s revolving credit lenders under the Existing Credit Agreement, which were repaid in full and terminated on the December 2022 Settlement Date.

On the December 2022Settlement Date, certain ABL Borrowers borrowed a total of $182.0 under the ABL Facility, consisting of $122.0 of Tranche A loans and $60.0 of Tranche C loans. The proceeds of borrowing under the ABL Facility were used (i) to finance the December 2022 Refinancing Transactions, including the repayment of revolving loans outstanding under the Existing Credit Agreement on the December 2022 Settlement Date, (ii) to the ongoing working capital requirements of the ABL Borrowers and their respective subsidiaries and (iii) for other general corporate purposes.

The ABL Facility was to mature on July 20, 2026, subject to a springing maturity to a date that is 91 days prior to the maturity date of any indebtedness for borrowed money (other than any Existing Term Loans or 2024 Senior Notes that were not exchanged in connection with the December 2022 Refinancing Transactions) in an aggregate principal amount of more than $25.0 incurred by the Company or any of its subsidiaries. Loans under the ABL Facility bore interest determined by reference to a benchmark rate plus a margin of between 1.50% and 3.00%, in each case, depending on the amount of excess availability, the currency of the loans and the type of loans under the ABL Facility. A commitment fee equal to 0.50% per annum of the average daily unused portion was also payable quarterly by the ABL Borrowers under the ABL Facility.

On June 5, 2023, pursuant to the Restructuring Support Agreement, proceeds from the DIP Facility were used to repay in full the ABL Facility and cash collateralize letters of credit thereunder. Refer below for further detail.

FILO Amendment

On March 21, 2023 the Company and certain of its subsidiaries entered into an amendment and limited waiver (the FILO Amendment) to the ABL Credit Agreement. The FILO Amendment provides for an additional tranche (the FILO Tranche) of commitments under the ABL Credit Agreement consisting of a senior secured “last out” term loan facility (the FILO Facility). The initial commitments under the FILO Facility were $55.0 and were borrowed in full and terminated on March 21, 2023. Proceeds of the loans made under the FILO Facility were used to finance working capital requirements of the Company and its subsidiaries and for other general corporate purposes.

The FILO Facility matured on June 4, 2023. Loans under the FILO Facility bore interest determined by reference to, at the Company’s option, either (x) adjusted term SOFR plus a margin of 8.00% or (y) an alternative base rate plus a margin of 7.00%. The Company paid an upfront fee of $3.9 to the lenders providing the FILO Facility, which fee was capitalized and added to the outstanding balance under the FILO Facility. The obligations of the Company under the FILO Facility benefited from the same guarantees and security as the then existing obligations under the ABL Credit Agreement.

On June 5, 2023, pursuant to the Restructuring Support Agreement, proceeds from the DIP Facility were used to repay in full the FILO Tranche. Refer below for further detail.

DIP Facility

On June 5, 2023, the Company entered into the credit agreement governing the DIP Facility which provided a $1,250.0 debtor-in-possession term loan credit facility (the DIP Credit Agreement). Refer to Note 2 for further information.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
FORM 10-Q as of June 30, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

The DIP Facility provides for the following premiums and fees, as further described in the DIP Credit Agreement: (i) a participation premium equal to 10.00% of New Common Stock upon reorganization (subject only to dilution on account of the MIP); (ii) a backstop premium equal to 13.50% of New Common Stock; (iii) an upfront premium equal to 7.00% of New Common Stock and (iv) an additional premium equal to 7.00% of New Common Stock.

The DIP Facility will terminate on the earliest of (i) October 2, 2023; (ii) the consummation (as defined in section 1101(2) of the U.S. Bankruptcy Code) of any plan of reorganization under the Chapter 11 Cases; and (iii) the date of acceleration of the term loans and the termination of unused commitments with respect to the DIP Facility in accordance with the terms of the DIP Credit Agreement. All outstanding principal and other obligations under the DIP Facility are due and payable in full upon termination.

Mandatory prepayments of the loans under the DIP Facility (the DIP Term Loans) shall be required in an amount equal to 100% of net cash proceeds from any asset disposition or recovery event (in each case, on terms and subject to exceptions set forth in the DIP Credit Agreement).

Interest on the outstanding principal amount of all DIP Term Loans accrues at a rate per annum equal to either (i) the adjusted secured overnight financing rate with a one-month tenor rate, plus 7.50% or (ii) an adjusted base rate, plus 6.50%.

On June 5, 2023, the proceeds of the DIP Facility were used, among others, to: (i) repay in full the term loan obligations, including a make-whole premium, under the Superpriority Facility and (ii) repay in full the ABL Facility and cash collateralize letters of credit thereunder. The payment for the Superpriorty Facility totaled $492.3 and was comprised of $401.3 of principal and interest, $20.0 of premium, and a make whole amount of $71.0. The payment for the ABL Facility, including the FILO Tranche, and the cash collateralization of the letters of credit thereunder totaled $241.0 and was comprised of $211.2 of principal and interest and $29.8 of the cash collateralized letters of credit.

If the Plans go effective, the DIP Facility will convert into a facility under the Exit Facility Credit Agreement.

Uncommitted Line of Credit

As of June 30, 2023, the Company had various international short-term uncommitted lines of credit with borrowing limits aggregating to $26.3. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of June 30, 2023 and December 31, 2022 was 20.21 percent and 11.02 percent, respectively, and primarily relate to higher interest rate, short-term uncommitted lines of credit in Columbia and Brazil. Short-term uncommitted lines mature in less than one year. The remaining amount available under the short-term uncommitted lines at June 30, 2023 was $21.8. These lines of credit support working capital, vendor financing and foreign exchange derivatives.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
FORM 10-Q as of June 30, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

The cash flows related to debt borrowings and repayments were as follows:

	Six months ended
	June 30,
	2023	2022
Revolving credit facility borrowings	$—	$407.0

Revolving credit facility repayments	$—	$(215.0)

Other debt borrowings
FILO	$58.9	$—
Proceeds from DIP Facility	$1,250.0	$—
International short-term uncommitted lines of credit borrowings	2.1	1.9
	$1,311.0	$1.9

Other debt repayments
Payments on Term Loan B Facility - USD under the Credit Agreement	$(1.3)	$(3.0)
Payments on Term Loan B Facility - Euro under the Credit Agreement	(0.3)	(2.8)
Repayment of ABL, net	(188.3)	—
Repayment of FILO	(58.9)	—
Repayment of 2025 Superpriority Term Loans	(400.6)	—
International short-term uncommitted lines of credit and other repayments	(0.5)	(2.1)
	$(649.9)	$(7.9)

Below is a summary of financing and replacement facilities information:

Financing and Replacement Facilities	Interest Rate Index and Margin	Maturity/Termination Dates	Initial Term (Years)
Term Loan B Facility - USD(i)	LIBOR + 2.75%	November 2023	7.5
Term Loan B Facility - Euro(ii)	EURIBOR + 3.00%	November 2023	7.5
2024 Senior Notes	8.50%	April 2024	8
2025 Senior Secured Notes – USD	9.38%	July 2025	5
2025 Senior Secured Notes – EUR	9.00%	July 2025	5
New Term B USD(iv)	SOFR + 5.35%	July 2025	2.5
New Term B EUR(v)	EURIBOR + 5.60%	July 2025	2.5
2L Notes	8.50% / 12.50% PIK	October 2026	3.8
New USD Senior Secured Notes	9.38%	July 2025	2.5
New EUR Senior Secured Notes	9.00%	July 2025	2.5
DIP Facility(vi)	SOFR + 7.50%	August 2023	0.3
(i)LIBOR with a floor of 0.0 percent
(ii)EURIBOR with a floor of 0.0 percent
(iii)SOFR with a floor of 0.0 percent
(iv)SOFR with a floor of 1.5 percent
(v)EURIBOR with a floor of 0.5 percent
(vi)SOFR with a floor of 4.0 percent

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
FORM 10-Q as of June 30, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

Note 11: Equity

The following tables present changes in shareholders' equity attributable to Diebold Nixdorf, Incorporated and the noncontrolling interests:

					Accumulated Other Comprehensive Loss		Total Diebold Nixdorf, Incorporated Shareholders' Equity
	Common Shares	Additional Capital	Accumulated Deficit	Treasury Shares		Equity Warrants		Non-controlling Interests	Total Equity
Balance, December 31, 2022	$119.8	$831.5	$(1,406.7)	$(585.6)	$(360.0)	$20.1	$(1,380.9)	$9.8	$(1,371.1)
Net loss	—	—	(111.1)	—	—	—	(111.1)	(0.4)	(111.5)
Other comprehensive loss	—	—	—	—	6.3	—	6.3	2.2	8.5
Share-based compensation issued	1.0	(1.0)	—	—	—	—	—	—	—
Share-based compensation expense	—	1.3	—	—	—	—	1.3	—	1.3
Treasury shares	—	—	—	(0.8)	—	—	(0.8)	—	(0.8)
Balance, March 31, 2023	$120.8	$831.8	$(1,517.8)	$(586.4)	$(353.7)	$20.1	$(1,485.2)	$11.6	$(1,473.6)
Net loss	—	—	(677.1)	—	—	—	(677.1)	(0.2)	(677.3)
Other comprehensive loss	—	—	—	—	26.2	—	26.2	(6.6)	19.6
Share-based compensation issued	0.4	(0.5)	—	—	—	—	(0.1)	—	(0.1)
Share-based compensation expense	—	0.8	—	—	—	—	0.8	—	0.8
Treasury shares	—	—	—	—	—	—	—	—	—
Balance, June 30, 2023	$121.2	$832.1	$(2,194.9)	$(586.4)	$(327.5)	$20.1	$(2,135.4)	$4.8	$(2,130.6)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
FORM 10-Q as of June 30, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

					Accumulated Other Comprehensive Loss		Total Diebold Nixdorf, Incorporated Shareholders' Equity
	Common Shares	Additional Capital	Accumulated Deficit	Treasury Shares		Equity Warrants		Non-controlling Interests	Total Equity
Balance, December 31, 2021	$118.3	$819.6	$(822.4)	$(582.1)	$(378.5)	$—	$(845.1)	$8.1	$(837.0)
Net loss	—	—	(183.1)	—	—	—	(183.1)	(0.8)	(183.9)
Other comprehensive loss	—	—	—	—	13.1	—	13.1	0.8	13.9
Share-based compensation issued	1.2	(1.2)	—	—	—	—	—	—	—
Share-based compensation expense	—	1.7	—	—	—	—	1.7	—	1.7
Treasury shares	—	—	—	(3.3)	—	—	(3.3)	—	(3.3)
Balance, March 31, 2022	$119.5	$820.1	$(1,005.5)	$(585.4)	$(365.4)	$—	$(1,016.7)	$8.1	$(1,008.6)
Net loss	—	—	(199.2)	—	—	—	(199.2)	0.1	(199.1)
Other comprehensive loss	—	—	—	—	(46.8)	—	(46.8)	2.3	(44.5)
Share-based compensation issued	0.1	(0.3)	—	—	—	—	(0.2)	—	(0.2)
Share-based compensation expense	—	5.2	—	—	—	—	5.2	—	5.2
Treasury shares	—	—	—	—	—	—	—	—	—
Balance, June 30, 2022	$119.6	$825.0	$(1,204.7)	$(585.4)	$(412.2)	$—	$(1,257.7)	$10.5	$(1,247.2)

All outstanding common shares will be cancelled on the Effective Date.

Note 12: Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the Company’s accumulated other comprehensive income (loss) (AOCI), net of tax, by component for the three months ended June 30, 2023:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2023	$(347.4)	$(1.9)	$5.6	$(11.3)	$1.3	$(353.7)
Other comprehensive loss before reclassifications (1)	25.2	—	0.2	—	—	25.4
Amounts reclassified from AOCI	—	—	—	0.8	—	0.8
Net current-period other comprehensive loss	25.2	—	0.2	0.8	—	26.2
Balance at June 30, 2023	$(322.2)	$(1.9)	$5.8	$(10.5)	$1.3	$(327.5)
(1) Other comprehensive income (loss) before reclassifications within the translation component excludes $6.6 of translation attributable to noncontrolling interests.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
FORM 10-Q as of June 30, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the three months ended June 30, 2022:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2022	$(300.5)	$(2.9)	$2.7	$(63.9)	$(0.8)	$(365.4)
Other comprehensive loss before reclassifications (1)	(49.6)	0.9	1.8	—	—	(46.9)
Amounts reclassified from AOCI	—	—	—	0.1	—	0.1
Net current-period other comprehensive loss	(49.6)	0.9	1.8	0.1	—	(46.8)
Balance at June 30, 2022	$(350.1)	$(2.0)	$4.5	$(63.8)	$(0.8)	$(412.2)
(1) Other comprehensive income (loss) before reclassifications within the translation component excludes $(2.3) of translation attributable to noncontrolling interests.:

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the six months ended June 30, 2023:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2023	$(352.1)	$(1.9)	$5.3	$(12.6)	$1.3	$(360.0)
Other comprehensive loss before reclassifications (1)	29.9	—	0.5	—	—	30.4
Amounts reclassified from AOCI	—	—	—	2.1	—	2.1
Net current-period other comprehensive loss	29.9	—	0.5	2.1	—	32.5
Balance at June 30, 2023	$(322.2)	$(1.9)	$5.8	$(10.5)	$1.3	$(327.5)
(1) Other comprehensive income (loss) before reclassifications within the translation component excludes $4.4 of translation attributable to noncontrolling interests.

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the six months ended June 30, 2022:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2022	$(310.9)	$(1.9)	$0.4	$(64.6)	$(1.5)	$(378.5)
Other comprehensive loss before reclassifications (1)	(39.2)	(0.1)	4.7	—	0.7	(33.9)
Amounts reclassified from AOCI	—	—	(0.6)	0.8	—	0.2
Net current-period other comprehensive loss	(39.2)	(0.1)	4.1	0.8	0.7	(33.7)
Balance at June 30, 2022	$(350.1)	$(2.0)	$4.5	$(63.8)	$(0.8)	$(412.2)
(1) Other comprehensive income (loss) before reclassifications within the translation component excludes $(3.1) of translation attributable to noncontrolling interests.
(1) Other comprehensive income (loss) before reclassifications within the translation component excludes $(3.1) of translation attributable to noncontrolling interests.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
FORM 10-Q as of June 30, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

The following table summarizes the details about the amounts reclassified from AOCI:

	Three months ended		Six months ended		Affected Line Item on the Statement of Operations
	June 30,		June 30,
	2023	2022	2023	2022
Interest rate hedge loss	$—	$—	$—	$(0.6)	Interest expense
Pension and post-retirement benefits:
Net actuarial gain amortized (net of tax of $(0.2), $(0.7), $(0.7), and $(0.4), respectively)	0.8	0.1	2.1	0.8	Miscellaneous, net
Total reclassifications for the period	$0.8	$0.1	$2.1	$0.2

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
FORM 10-Q as of June 30, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

The following tables set forth the net periodic benefit cost for the Company’s defined benefit pension plans and other benefits for the three and six months ended June 30, 2023 and June 30, 2022, respectively:

	Three months ended
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Other Benefits
	2023	2022	2023	2022	2023	2022
Components of net periodic benefit cost
Service cost	$—	$—	$1.5	$2.3	$—	$—
Interest cost	4.8	4.2	2.8	1.1	—	—
Expected return on plan assets	(4.5)	(5.8)	(3.3)	(3.9)	—	—
Recognized net actuarial loss (gain)	0.2	1.5	(0.9)	(0.5)	(0.1)	(0.1)
Amortization of prior service cost	—	—	(0.2)	(0.1)	—	—
Net periodic pension benefit cost	$0.5	$(0.1)	$(0.1)	$(1.1)	$(0.1)	$(0.1)

	Six months ended
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Other Benefits
	2023	2022	2023	2022	2023	2022
Components of net periodic benefit cost
Service cost	$—	$—	$3.1	$4.7	$—	$—
Interest cost	9.7	8.5	5.7	2.2	0.1	0.1
Expected return on plan assets	(9.0)	(11.6)	(6.7)	(7.8)	—	—
Recognized net actuarial loss (gain)	0.4	3.1	(1.8)	(0.9)	(0.2)	(0.2)
Amortization of prior service cost	—	—	(0.4)	(0.2)	—	—
Net periodic pension benefit cost	$1.1	$—	$(0.1)	$(2.0)	$(0.1)	$(0.1)

Contributions and Reimbursements

For the six months ended June 30, 2023 and June 30, 2022, contributions of $22.1 and $26.0, respectively, were made to the qualified and non-qualified pension plans. The Company received reimbursements of $22.8 and $17.0 for certain benefits paid from its German plan trustee during March 2023 and May 2022, respectively.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
FORM 10-Q as of June 30, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

Note 14: Fair Value of Assets and Liabilities

Assets and Liabilities Recorded at Fair Value

Assets and liabilities subject to fair value measurement by fair value level and recorded as follows:

		June 30, 2023			December 31, 2022
			Fair Value Measurements Using			Fair Value Measurements Using
	Classification on condensed consolidated Balance Sheets	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets
Certificates of deposit	Short-term investments	$11.0	$11.0	$—	$24.6	$24.6	$—
Assets held in rabbi trusts	Securities and other investments	3.7	3.7	—	4.4	4.4	—
Total		$14.7	$14.7	$—	$29.0	$29.0	$—
Liabilities
Deferred compensation	Other liabilities	3.7	3.7	—	4.4	4.4	—
Total		$3.7	$3.7	$—	$4.4	$4.4	$—

The Company uses the end of period when determining the timing of transfers between levels. During each of the six months ended June 30, 2023 and 2022, there were no transfers between levels.

The carrying amount of the Company's revolving credit facility approximates fair value. The remaining debt had a carrying value of $2,166.9 and fair value of $309.5 at June 30, 2023, and a carrying value of $2,557.6 and fair value of $1,819.7 at December 31, 2022.

Refer to Note 10 for further details surrounding the Company's debt as of June 30, 2023 compared to December 31, 2022. Additionally, the Company would remeasure certain assets at fair value, using Level 3 measurements, as a result of the occurrence of triggering events.

Note 15: Commitments and Contingencies

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

At June 30, 2023, the Company was a party to several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the condensed consolidated financial statements would not be materially affected by the outcome of these indirect tax claims and/or proceedings or asserted claims.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
FORM 10-Q as of June 30, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated liabilities. The Company estimated the aggregate risk at June 30, 2023 to be up to $51.1 for its material indirect tax matters. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire.

Legal Contingencies

At June 30, 2023, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate were considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings or asserted claims.

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

Bank Guarantees, Standby Letters of Credit, and Surety Bonds

In the ordinary course of business, the Company may issue performance guarantees on behalf of its subsidiaries to certain customers and other parties. Some of those guarantees may be backed by standby letters of credit, surety bonds, or similar instruments. In general, under the guarantees, the Company would be obligated to perform, or cause performance, over the term of the underlying contract in the event of an unexcused, uncured breach by its subsidiary, or some other specified triggering event, in each case as defined by the applicable guarantee. At June 30, 2023, the maximum future contractual obligations relative to these various guarantees totaled $119.1, of which $24.0 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2022, the maximum future payment obligations relative to these various guarantees totaled $173.2, of which $24.0 represented standby letters of credit to insurance providers, and no associated liability was recorded.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
FORM 10-Q as of June 30, 2023
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

The following table provides information about receivables and deferred revenue, which represent contract liabilities from contracts with customers:

Contract balance information	Trade receivables	Contract liabilities
Balance at December 31, 2022	$612.2	$453.2
Balance at June 30, 2023	$655.9	$416.8

There have been $13.1 and $10.5 of impairment losses recognized as bad debt related to receivables or contract assets arising from the Company's contracts with customers during the six months ended June 30, 2023 and 2022, respectively.

As of December 31, 2022, the Company had $453.2 of unrecognized deferred revenue constituting the remaining performance obligations that are unsatisfied (or partially unsatisfied). During the six months ended June 30, 2023, the Company recognized revenue of $194.3 related to the Company's deferred revenue balance at December 31, 2022.

Transaction price allocated to the remaining performance obligations

As of June 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1,300. The Company generally expects to recognize revenue on the remaining performance obligations over the next twelve months. The Company enters into service agreements with cancellable terms after a certain period without penalty. Unsatisfied obligations reflect only the obligation during the initial term. The Company applies the practical expedient in ASC paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
FORM 10-Q as of June 30, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

Note 17: Finance Lease Receivables

Under certain circumstances, the Company provides financing arrangements to customers that are largely classified and accounted for as sales-type leases. The Company records interest income and any fees or costs related to financing receivables using the effective interest method over the term of the lease.

The following table presents the components of finance lease receivables:

	June 30, 2023	December 31, 2022
Gross minimum lease receivables	$26.3	$28.1
Allowance for credit losses	(0.2)	(0.2)
Estimated unguaranteed residual values	—	0.1
	26.1	28.0
Less:
Unearned interest income	(1.4)	(1.5)
Total	$24.7	$26.5

Future minimum payments due from customers under finance lease receivables as of June 30, 2023 are as follows:

2023	$4.1
2024	6.1
2025	5.0
2026	4.5
2027	3.5
Thereafter	3.1
$26.3

There were no significant changes in provision for credit losses, recoveries and write-offs during the six months ended June 30, 2023 or 2022.

Note 18: Segment Information

During the second quarter of 2022, the Company appointed a new Chief Executive Officer, who is also the CODM, and announced an organizational simplification initiative. In connection with those events, the Company's reportable segments are no longer Americas Banking, Eurasia Banking and Retail, and instead the reportable operating segments are the following: Banking and Retail. Under the simplified organization and related restructuring discussed in Note 9, the Company does not have regionally focused direct reports to the CODM, and the CODM analyzes Banking and Retail on a global basis and not based on regional profitability metrics.

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

Segment operating profit as disclosed herein is consistent with the segment profit or loss measure used by the CODM and does not include corporate charges, amortization of acquired intangible assets, asset impairment, restructuring and transformation charges, the results of the held-for-sale European retail business, or other non-routine, unusual or infrequently occurring items, as the CODM does not regularly review and use such financial measures to make decisions, allocate resources and assess performance.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
FORM 10-Q as of June 30, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

Segment revenue represents revenues from sales to external customers. Segment operating profit is defined as revenues less expenses directly attributable to the segments. The Company does not allocate to its segments certain operating expenses which are managed at the headquarters level; that are not used in the management of the segments, not segment-specific, and impractical to allocate. In some cases the allocation of corporate charges has changed from the legacy structure to the new structure, but prior periods have been recast to conform to the new presentation. Segment operating profit reconciles to consolidated Loss before taxes by deducting items that are not attributed to the segments and which are managed independently of segment results. Assets are not allocated to segments, and thus are not included in the assessment of segment performance, and consequently, we do not disclose total assets and depreciation and amortization expense by reportable operating segment.

The following tables present information regarding the Company’s segment performance and provide a reconciliation between segment operating profit and the consolidated Loss before taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Net sales summary by segment
Banking	$664.9	$590.2	$1,257.8	$1,152.9
Retail	252.4	255.8	512.8	517.5
Held for sale non-core European retail business(7)	4.9	5.7	9.7	11.1
Total revenue	$922.2	$851.7	$1,780.3	$1,681.5

Segment operating profit
Banking	$102.4	$80.5	$182.3	$126.2
Retail	32.1	34.6	71.1	58.8
Total segment operating profit	$134.5	$115.1	253.4	185.0

Corporate charges not allocated to segments (1)	$(64.6)	$(62.8)	(133.5)	(133.6)
Impairment of assets (2)	(1.8)	(5.4)	(2.7)	(60.6)
Amortization of Wincor Nixdorf purchase accounting intangible assets(3)	(18.0)	(17.6)	(35.7)	(36.1)
Restructuring and transformation expenses(4)	(18.6)	(78.3)	(33.6)	(78.3)
Refinancing related costs(5)	(30.5)	—	(44.6)	—
Net non-routine expense(6)	(2.0)	(37.2)	(2.7)	(39.6)
Held for sale non-core European retail business(7)	(2.9)	(5.3)	(6.6)	(11.7)
	(138.4)	(206.6)	(259.4)	(359.9)
Operating loss	(3.9)	(91.5)	(6.0)	(174.9)
Other income (expense)	(697.6)	(41.7)	(785.8)	(90.6)
Loss before taxes	$(701.5)	$(133.2)	$(791.8)	$(265.5)

(1)    Corporate charges not allocated to segments include headquarter-based costs associated primarily with human resources, finance, IT and legal that are not directly attributable to a particular segment and are separately assessed by the CODM for purposes of making decisions, assessing performance and allocating resources.
(2)    Impairment in the six months ended June 30, 2023 relates primarily to leased European facilities closures. Impairment during the six months ended June 30, 2022 was primarily comprised of $38.4 related to impairment of capitalized cloud-based North America ERP, and the Company impaired $16.8 of assets connected with the Company's operations in Russia, Ukraine and Belarus as a result of the Russian incursion into Ukraine and the related economic sanctions.
(3)    The amortization of purchase accounting intangible assets is not included in the segment results used by the CODM to make decisions, allocate resources or assess performance.
(4)    Refer to Note 9 for further information regarding restructurings. Consistent with the historical reportable segment structure, restructuring and transformation costs are not assigned to the segments, and are separately analyzed by the CODM.
(5)    Refinancing related costs are fees earned by our advisors that have been accounted for as period expense.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
FORM 10-Q as of June 30, 2023
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

The following table presents information regarding the Company’s segment net sales by service and product solution:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Segments
Banking
Services	$400.2	$389.3	$781.3	$772.9
Products	264.7	200.9	476.5	380.0
Total Banking	664.9	590.2	1,257.8	1,152.9

Retail
Services	135.3	135.3	268.5	275.2
Products	117.1	120.5	244.3	242.3
Total Retail	252.4	255.8	512.8	517.5

Held for sale non-core European retail business
Services	2.5	0.8	4.6	3.4
Products	2.4	4.9	5.1	7.7
Total revenue	$922.2	$851.7	$1,780.3	$1,681.5

Note 19: Cloud Implementation

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

At June 30, 2023, the Company had a net book value of capitalized cloud implementation costs of $20.2, which relates to a combination of the distribution subsidiary ERP and corporate tools to support business operations.

Amortization of cloud implementation fees totaled $0.8 and $1.7 in the three and six months ended June 30, 2023, respectively, and $0.5 and $1.0 in the three and six months ended June 30, 2022, respectively. These fees are expensed over the term of the cloud computing arrangement, and the expense is required to be recognized in the same line item in the income statement as the associated hosting service expenses.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
FORM 10-Q as of June 30, 2023
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except share and per share amounts)

Note 20: War in Ukraine

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

The war in Ukraine has had implication on logistic routes, which is one of several macroeconomic conditions that is negatively impacting our supply chain. We are not particularly reliant on specific suppliers based in the affected areas, but circumvention has impacted lead times of inbound product. Management has identified elevated cybersecurity risk related to the matter, and has implemented mitigation strategies. The net cost of these risks in addition to the aforementioned liquidation, management of economic sanctions, humanitarian efforts and other related expenditures offset with certain recoveries was not material during the six months ended June 30, 2023.

Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2023
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

RECENT DEVELOPMENTS

Voluntary Reorganization

On June 1, 2023, the Company and certain of its subsidiaries filed voluntary petitions in the U.S. Bankruptcy Court seeking relief under chapter 11 of the U.S. Bankruptcy Code. The Chapter 11 Cases are being jointly administered under the caption In re: Diebold Holding Company, LLC, et al. (Case No. 23-90602). Additionally, on June 1, 2023, Diebold Dutch filed a scheme of arrangement relating to certain of the Dutch Scheme Parties and commenced the Dutch Scheme Proceedings under the Dutch Act on Confirmation of Extrajudicial Plans (Wet homologatie onderhands akkoord) in the Dutch Court regarding the WHOA Plan. On June 12, 2023, Diebold Dutch filed a voluntary petition for relief under chapter 15 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court seeking recognition of the Dutch Scheme Proceedings and related relief. The Debtors and Diebold Dutch continue to be under the jurisdiction of the U.S. Bankruptcy Court in accordance with the applicable provisions of the U.S. Bankruptcy Code and orders of the U.S. Bankruptcy Court.

On July 13, 2023, the U.S. Bankruptcy Court entered the Confirmation Order confirming the U.S. Plan. The U.S. Plan incorporates by reference certain documents filed with the U.S. Bankruptcy Court as part of the supplements to the U.S. Plan filed with the U.S. Bankruptcy Court on June 21, 2023, June 27, 2023, July 5, 2023, July 7, 2023, July 10, 2023 and August 8, 2023.

On August 2, 2023, the Dutch Court entered the WHOA Sanction Order sanctioning the WHOA Plan in the Dutch Scheme Proceedings.

On August 7, 2023, the U.S. Bankruptcy Court entered an order in the Chapter 15 Proceedings recognizing the WHOA Plan and the WHOA Sanction Order.

The U.S. Plan and the WHOA Plan will become effective when certain conditions are satisfied or waived.

Although the U.S. Bankruptcy Court has confirmed the U.S. Plan and the Dutch Court has sanctioned the WHOA Plan, the Debtors and the Dutch Scheme Parties have not yet consummated all of the transactions that are contemplated by the Plans. Rather, the Debtors and the Dutch Scheme Parties intend to consummate these transactions in the near future, on or before Effective Date. As set forth in the Plans, there are certain conditions precedent to the occurrence of the Effective Date, which must be satisfied or waived in accordance with the Plans in order for the Plans to become effective and the Debtors and the Dutch Scheme Parties to emerge from the Restructuring Proceedings. The Debtors and the Dutch Scheme Parties anticipate that each of these conditions will be either satisfied or waived by August 11, 2023, which is the target for the Debtors’ and the

Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2023
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
Dutch Scheme Parties' emergence from the Restructuring Proceedings. On the Effective Date, the Debtors and the Dutch Scheme Parties will, generally, no longer be governed by the oversight of the U.S. Bankruptcy Court or the Dutch Court.

The Company cannot predict the ultimate outcome of the Chapter 11 Cases and the Dutch Scheme Proceedings at this time. For the duration of the Chapter 11 Cases or Dutch Scheme Proceedings, the Company’s operations and ability to develop and execute its business plan would be subject to the risks and uncertainties associated with the Chapter 11 process and Dutch restructuring process. The amount and composition of the Company’s assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 Cases and the Dutch Scheme Proceedings, and our historical financial performance would likely not be indicative of our future financial performance. In particular, the description of the Company’s operations, properties and liquidity and capital resources included in this Quarterly Report on Form 10-Q may not accurately reflect our operations, properties and liquidity and capital resources following the Chapter 11 process and Dutch restructuring process.

For a more detailed discussion of the Restructuring Proceedings, see Note 2 to our Condensed Consolidated Financial Statements and Part II, Item 1A “Risk Factors” in this Quarterly Report.

Going Concern

Our condensed consolidated financial statements included herein have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the normal course of business. Pursuant to the requirements of ASC Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the consolidated financial statements are issued. Our ability to continue as a going concern is contingent upon, among other things, our ability to successfully implement the Restructuring Transactions contemplated in the Plans. There can be no certainty that the Restructuring Transactions will be effected or that disruption from the Chapter 11 Cases and Dutch Scheme Proceedings will not interfere with the Company’s business. As of June 30, 2023, substantial doubt existed regarding our ability to continue as a going concern.

For a more detailed discussion of the Going Concern Assessment see “Going Concern Assessment” in Note 2 to our Condensed Consolidated Financial Statements and Part II, Item 1A “Risk Factors” in this Quarterly Report.

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

Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2023
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

In 2020, the Company launched the AllConnect Data Engine (ACDE), which enables a more data-driven and predictive approach to services. As of June 30, 2023, more than 195,000 devices were connected to ACDE. As the number of connected devices continues to increase, the Company expects to benefit from more efficient and cost-effective operations.

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

Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2023
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

Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2023
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
DIP Facility

On June 5, 2023, the Company entered into the DIP Credit Agreement. Refer to Note 2 for further information.

The DIP Facility provides for the following premiums and fees, as further described n the DIP Credit Agreement: (i) a participation premium equal to 10.00% of New Common Stock upon reorganization (subject only to dilution on account of the MIP); (ii) a backstop premium equal to 13.50% of New Common Stock; (iii) an upfront premium equal to 7.00% of New Common Stock and (iv) an additional premium equal to 7.00% of New Common Stock.

The DIP Facility will terminate on the earliest of (i) October 2, 2023; (ii) the consummation (as defined in section 1101(2) of the U.S. Bankruptcy Code) of any plan of reorganization under the Chapter 11 Cases; and (iii) the date of acceleration of the term loans and the termination of unused commitments with respect to the DIP Facility in accordance with the terms of the DIP Credit Agreement. All outstanding principal and other obligations under the DIP Facility are due and payable in full upon termination.

Mandatory prepayments of the loans under the DIP Facility (the DIP Term Loans) shall be required in an amount equal to 100% of net cash proceeds from any asset disposition or recovery event (in each case, on terms and subject to exceptions set forth in the DIP Credit Agreement).

Interest on the outstanding principal amount of all DIP Term Loans accrues at a rate per annum equal to either (i) the adjusted secured overnight financing rate with a one-month tenor rate, plus 7.50% or (ii) an adjusted base rate, plus 6.50%.

On June 5, 2023, the proceeds of the DIP Facility were used, among others, to: (i) repay in full the term loan obligations, including a make-whole premium, under the Superpriority Facility and (ii) repay in full the ABL Facility and cash collateralize letters of credit thereunder. The payment for the Superpriorty Facility totaled $492.3 and was comprised of $401.3 of principal and interest, $20.0 of premium, and a make whole amount of $71.0. The payment for the ABL Facility, including the FILO Tranche, and the cash collateralization of the letters of credit thereunder totaled $241.0 and was comprised of $211.2 of principal and interest and $29.8 of cash collateralized letters of credit.

If the Plans go effective, the DIP Facility will convert into a facility under the Exit Facility Credit Agreement.

Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2023
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

Net Sales

The following tables represent information regarding the Company's net sales:

	Three months ended				Percent of Total Net Sales for the Three months ended
	June 30,				June 30,
	2023	2022	% Change	% Change in CC (1)	2023	2022
Segments
Banking
Services	$400.2	$389.3	2.8	2.7	43.4	45.7
Products	264.7	200.9	31.8	31.5	28.7	23.6
Total Banking	664.9	590.2	12.7	12.5	72.1	69.3

Retail
Services	137.8	136.1	1.2	1.0	14.9	16.0
Products	119.5	125.4	(4.7)	(6.3)	13.0	14.7
Total Retail	257.3	261.5	(1.6)	(2.5)	27.9	30.7

Total Net Sales	$922.2	$851.7	8.3	7.9	100.0	100.0
(1) The Company calculates constant currency by translating the prior-year period results at the current year exchange rate.

Three months ended June 30, 2023 compared with the three months ended June 30, 2022

Net sales increased $70.5, or 8.3 percent, including a net favorable currency impact of $3.3 primarily related to the euro. After excluding the favorable currency impact and $2.6 of net sales generated during the three months ended June 30, 2022 from divested businesses, net sales increased by $69.8.

Segments

•Banking net sales increased $74.8, including a net favorable currency impact of $0.7, related primarily to the euro. After excluding the favorable currency impact and $0.2 of net sales generated by divested businesses, net sales increased $74.3, which was driven by higher ATM unit sales volume.

•Retail net sales decreased $4.1, including a net favorable currency impact of $2.6 primarily related to the euro. After excluding the favorable currency impact and $2.3 of sales generated by divested businesses, net sales decreased $4.4. Service revenue was comparable between periods. There was growth in SCO revenues that was offset by decline in ePOS revenue.

Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2023
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

	Six months ended				Percent of Total Net Sales for the Three months ended
	June 30,				June 30,
	2023	2022	% Change	% Change in CC (1)	2023	2022
Segments
Banking
Services	$781.3	$772.9	1.1	2.1	43.9	46.0
Products	476.5	380.0	25.4	26.9	26.8	22.5
Total Banking	1,257.8	1,152.9	9.1	10.3	70.7	68.5

Retail
Services	$273.1	$278.7	(2.0)	0.8	15.3	16.6
Products	249.4	249.9	(0.2)	1.1	14.0	14.9
Total Retail	522.5	528.6	(1.2)	0.9	29.3	31.5

Total Net Sales	$1,780.3	$1,681.5	5.9	7.4	100.0	100.0
(1) The Company calculates constant currency by translating the prior-year period results at the current year exchange rate.

Six months ended June 30, 2023 compared with six months ended June 30, 2022

Net sales increased $98.8, or 5.9 percent, including a net unfavorable currency impact of $23.4 primarily related to the euro. After excluding the unfavorable currency impact and $15.3 of net sales generated during the six months ended June 30, 2023 from divested businesses, net sales increased by $137.5.

Segments

•Banking net sales increased $104.9, including a net favorable currency impact of $12.4, related primarily to the euro. After excluding the favorable currency impact and $6.2 of net sales generated by divested businesses, net sales increased $123.5, which was driven by higher ATM unit sales volume.

•Retail net sales decreased $6.1, including a net unfavorable currency impact of $11.0 primarily related to the euro. After excluding the unfavorable currency impact and $9.1 of sales generated by divested businesses, net sales increased $14.0 primarily due to improved unit pricing and SCO unit sales volume and an increase in Services as a result of an increase in SCO base.

Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2023
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

Gross Profit

The following table represents information regarding the Company's gross profit:

	Three months ended			Six months ended
	June 30,			June 30,
	2023	2022	% Change	2023	2022	% Change
Gross profit - services	$149.9	$150.3	(0.3)	$303.3	$302.3	0.3
Gross profit - products	75.3	10.5	617.1	131.2	43.8	199.5
Total gross profit	$225.2	$160.8	40.0	$434.5	$346.1	25.5

Gross margin - services	27.9%	28.6%		28.8%	28.7%
Gross margin - products	19.6%	3.2%		18.1%	7.0%

Total gross margin	24.4%	18.9%		24.4%	20.6%

Services gross profit and gross margin was comparable in both the quarter and six months in both periods.

Product gross profit increased due to the product sales increase at favorable pricing, combined with favorable currency impact, primarily related to the euro. Product gross margin increased 1,640 basis points in the three months ended June 30, 2023 primarily due to lower logistical costs and decreases in certain raw material costs, most notably semiconductor chips. Further increase period over period was due to a favorable mix in sales geography.

Product gross profit increased due to the product sales increase. Product gross margin increased 1,110 basis points in the six months ended June 30, 2023 primarily due to the reason described above.

Operating Expenses

The following table represents information regarding the Company's operating expenses:

	Three months ended			Six months ended
	June 30,			June 30,
	2023	2022	% Change	2023	2022	% Change
Selling and administrative expense	$201.0	$213.8	(6.0)	$384.8	$394.8	(2.5)
Research, development and engineering expense	25.4	33.1	(23.3)	51.8	65.4	(20.8)
Loss on sale of assets, net	0.9	—	N/A	1.2	0.2	500.0
Impairment of assets	1.8	5.4	(66.7)	2.7	60.6	(95.5)
Total operating expenses	$229.1	$252.3	(9.2)	$440.5	$521.0	(15.5)
Percent of net sales	24.8%	29.6%		24.7%	31.0%

Selling and administrative expense decreased $12.8 in the three months ended June 30, 2023 compared to the corresponding period in 2022. This decrease is the result of the cost savings initiatives, the most significant of which were headcount reductions that were implemented beginning in the second quarter of 2022, which is partially offset by refinancing related charges incurred in 2023 related to efforts to obtain additional liquidity and optimize capital structure.

Research and development costs decreased $7.7 in the three months ended June 30, 2023 compared to the corresponding period in 2022 as a result of ongoing costs savings initiatives which include the movement of certain research and development activities to lower cost jurisdictions and project prioritization and rationalization.

During the second quarter of 2023 and 2022, the Company recognized impairment primarily for certain facilities leases in Poland as a result of an initiative to streamline administrative office space usage.

Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2023
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
Selling and administrative expense decreased $10.0 in the six months ended June 30, 2023 compared to the corresponding period in 2022 as a result of the cost savings initiatives, the most significant of which were headcount reductions that were implemented beginning in the second quarter of 2022, which is partially offset by refinancing related charges incurred in 2023 related to efforts to obtain additional liquidity and optimize capital structure.

Research and development costs decreased $13.6 in the six months ended June 30, 2023 compared to the corresponding period in 2022 as a result of ongoing costs savings initiatives which include the movement of certain research and development activities to lower cost jurisdictions and project prioritization and rationalization.

During the first half of 2023, the Company recognized impairment primarily for certain facilities leases in the U.K. and Poland as a result of an initiative to streamline administrative office space usage. The Company recognized impairment of its North American ERP system of $38.4 as well as assets in Russia and Ukraine of $16.8 in the same period in the prior year.

Operating Loss

The following table represents information regarding the Company's operating loss:

	Three months ended			Six months ended
	June 30,			June 30,
	2023	2022	% Change	2023	2022	% Change
Operating loss	$(3.9)	$(91.5)	95.7	$(6.0)	$(174.9)	N/M
Operating margin	(0.4)%	(10.7)%		(0.3)%	(10.4)%

Operating loss was favorable by $87.6 in the three months ended June 30, 2023, compared to the prior-year period. The improvement in operating profit is predominantly the result of higher product gross profits.

Operating loss was favorable by 168.9 in the six months ended June 30, 2023, compared to the prior-year period. The improvement in operating loss is predominantly the result of higher product gross profits and the non-recurrence of the large impairment charges recognized in the first quarter of 2022.

Other Income (Expense)

The following table represents information regarding the Company's other income (expense), net:

	Three months ended			Six months ended
	June 30,			June 30,
	2023	2022	% Change	2023	2022	% Change
Interest income	$3.3	$1.0	N/M	$5.0	$2.3	N/M
Interest expense	(69.7)	(49.6)	40.5	(151.6)	(97.7)	55.2
Foreign exchange gain (loss), net	1.5	2.3	(34.8)	(9.1)	(2.4)	N/M
Reorganization items, net	(636.2)	—	N/A	(636.2)	—	N/A
Miscellaneous, net	3.5	4.6	(23.9)	6.1	7.2	(15.3)
Other income (expense), net	$(697.6)	$(41.7)	N/M	$(785.8)	$(90.6)	N/M

Interest income remained materially consistent for the three month periods ended June 30, 2023 and 2022.

Interest expense increased $20.1 due to the terms of the agreement completed on December 29, 2022 and increasing variable interest rates. Additionally, amortization of deferred financing fees from refinanced debt contributed $8.2 of interest expense in the current year quarter compared to only $4.0 in the prior year quarter. The Company ceased making principal payments, and as of June 2023, ceased accruing interest expense in relation to liabilities subject to compromise.

Foreign exchange gain (loss), net remained materially consistent for the three month periods ended June 30, 2023 and 2022.

Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2023
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
Refer to Note 2 for further description of Reorganization items, net for the three months ended June 30, 2023.

Miscellaneous, net remained materially consistent for the three month periods ended June 30, 2023 and 2022 and is primarily driven by recognition of non-service pension items, the most significant of which are in Germany.

Interest income remained materially consistent for the six months ended June 30, 2023 and 2022.

Interest expense increased $53.9 due to the terms of the agreement completed on December 29, 2022 and increasing variable interest rates. Additionally, amortization of deferred financing fees from refinanced debt contributed $21.8 of interest expense in the current year quarter compared to only $8.3 in the prior year period. The Company ceased making principal payments, and as of June 2023, ceased accruing interest expense in relation to liabilities subject to compromise.

Foreign exchange gain (loss), net includes realized gains and losses, primarily related to euro and Brazilian real currency exposure, which was unfavorable, particularly during the first quarter of 2023.

Refer to Note 2 for further description of Reorganization items, net for the six months ended June 30, 2023.

Miscellaneous, net remained materially consistent for the six months ended June 30, 2023 and 2022 and is primarily driven by recognition of non-service pension items, the most significant of which are in Germany.

Net Loss

The following table represents information regarding the Company's net loss:

	Three months ended			Six months ended
	June 30,			June 30,
	2023	2022	% Change	2023	2022	% Change
Net loss	$(677.3)	$(199.1)	N/M	$(788.8)	$(383.0)	N/M
Percent of net sales	(73.4)%	(23.4)%		(44.3)%	(22.8)%
Effective tax rate	3.5%	(48.2)%		0.5%	(43.4)%

Changes in net loss are a result of the fluctuations outlined in the previous sections. The change in net loss is also impacted by a decrease in income tax expense for the three and six months ended June 30, 2023 compared with the prior year periods. Refer to Note 4 of the Condensed Consolidated Financial Statements for additional information of tax expense in the current quarter.

Segment Operating Profit Summary

The following tables represent information regarding the segment operating profit metrics, which exclude the impact of restructuring, non-routine charges, and held for sale non-core European retail business. Refer to Note 18 of the Condensed Consolidated Financial Statements for further details regarding the determination of reportable segments and the reconciliation between segment operating profit and consolidated operating profit.

	Three months ended			Six months ended
	June 30,			June 30,
Banking:	2023	2022	% Change	2023	2022	% Change
Net sales	$664.9	$590.2	12.7	$1,257.8	$1,152.9	9.1
Segment operating profit	$102.4	$80.5	27.2	$182.3	$126.2	44.5
Segment operating profit margin	15.4%	13.6%		14.5%	10.9%

Banking segment operating profit increased $21.9 in the three months ended June 30, 2023, as compared to the prior-year period due to increased sales volume of ATM units and normalization of supply chain logistics and input costs.

Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2023
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

Banking segment operating profit increased $56.1 in the six months ended June 30, 2023, as compared to the prior-year period due to increased sales volume of ATM units and normalization of supply chain logistics and input costs.

	Three months ended			Six months ended
	June 30,			June 30
Retail:	2023	2022	% Change	2023	2022	% Change
Net sales	$252.4	$255.8	(1.3)	$512.8	$517.5	(0.9)
Segment operating profit	$32.1	$34.6	(7.2)	$71.1	$58.8	20.9
Segment operating profit margin	12.7%	13.5%		13.9%	11.4%

Retail segment operating profit decreased $2.5 in the three months ended June 30, 2023, as compared to the prior-year period due to a reduction in net sales.

Retail segment operating profit increased $12.3 in the six months ended June 30, 2023, as compared to the prior-year period due to normalization of supply chain logistics and input costs, most notably when comparing the first quarter in both periods.

	Three months ended			Six months ended
	June 30,			June 30
Corporate:	2023	2022	% Change	2023	2022	% Change
Charges not allocated to segments	$64.6	$62.8	2.9	$133.5	$133.6	(0.1)

Corporate does not represent a reportable segment, but the table above includes charges not allocated to segments as they are not directly attributable and are managed independently by the CODM. These include headquarter-based costs associated primarily with human resources, finance, IT and legal. Costs were materially consistent when comparing the three and six month periods to prior year.

Liquidity and Capital Resources

On June 5, 2023, the Company entered into the DIP Credit Agreement which provided the $1,250.0 DIP Facility. The proceeds of the DIP Facility were used, among others, to: (i) repay in full the term loan obligations, including a make-whole premium, under the Superpriority Facility and (ii) repay in full the ABL Facility and cash collateralize letters of credit thereunder. The payment for the Superpriorty Facility totaled $492.3 and was comprised of $401.3 of principal and interest, $20.0 of premium, and a make whole amount of $71.0. The payment for the ABL Facility, including the FILO Tranche, and the cash collateralization of letters of credit thereunder totaled $241.0 and was comprised of $211.2 of principal and interest and $29.8 of cash collateralized letters of credit.

The DIP Facility is scheduled to mature on September 30, 2023 and liquidity provided thereunder is expected to sustain the Company through an earlier Effective Date. Pursuant to the U.S. Plan and as a condition to its effectiveness, the Company expects to enter into the Exit Facility Credit Agreement. The Exit Facility Credit Agreement is expected to be a $1,250.0 senior secured term loan, maturing in 2028 and bearing interest at a rate per annum equal to the Term SOFR Rate (subject to a floor of 4.00%) plus 7.50%. The form of the Exit Facility Credit Agreement was included in the Plan Supplement filed with the U.S. Bankruptcy Court on July 10, 2023 and August 8, 2023.

The Company cannot predict the ultimate outcome of the Chapter 11 Cases and the Dutch Scheme Proceedings at this time. For the duration of the Chapter 11 Cases or Dutch Scheme Proceedings, the Company’s operations and ability to develop and execute its business plan would be subject to the risks and uncertainties associated with the Chapter 11 process and Dutch restructuring process. The amount and composition of the Company’s assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 Cases and the Dutch Scheme Proceedings, and our historical financial performance would likely not be indicative of our future financial performance. In particular, the description of the Company's operations, properties and liquidity and capital resources included in this Quarterly Report on Form 10-Q may not

Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2023
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
accurately reflect our operations, properties and liquidity and capital resources following the Chapter 11 process and Dutch restructuring process.

Our condensed consolidated financial statements included herein have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the normal course of business. Pursuant to the requirements of ASC Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the consolidated financial statements are issued. Our ability to continue as a going concern is contingent upon, among other things, our ability to successfully implement the Restructuring Transactions contemplated in the Plans. There can be no certainty that the Restructuring Transactions will be effected or that, disruption from the Chapter 11 Cases and Dutch Scheme Proceedings will not interfere with the Company’s business. As of June 30, 2023, substantial doubt existed regarding our ability to continue as a going concern.

For a more detailed discussion of the Restructuring Transactions, see Note 2 to our Condensed Consolidated Financial Statements and Part II, Item 1A “Risk Factors” in this Quarterly Report.

The Company's total cash and cash availability as of June 30, 2023 and December 31, 2022 was as follows:

	June 30, 2023	December 31, 2022
Cash, cash equivalents and restricted cash	$541.8	$319.1
Additional cash availability from:
Short-term investments	11.0	24.6
Total cash and cash availability	$552.8	$343.7

On June 5, 2023, the proceeds of the DIP Facility were used, among others, to: (i) repay in full the term loan obligations, including a make-whole premium, under the Superpriority Facility and (ii) repay in full the ABL Facility and cash collateralize letters of credit thereunder. The payment for the Superpriorty Facility totaled $492.3 and was comprised of $401.3 of principal and interest, $20.0 of premium, and a make whole amount of $71.0. The payment for the ABL Facility, including the FILO Tranche, and the cash collateralization of the letters of credit thereunder totaled $241.0 and was comprised of $211.2 of principal and $29.8 of cash collateralized letters of credit.

The following table summarizes the results of the Company's condensed consolidated statement of cash flows for the six months ended June 30, 2023 and 2022:

	Six months ended
Summary of cash flows:	June 30, 2023	June 30, 2022
Net cash used by operating activities	$(337.6)	$(306.6)
Net cash used by investing activities	(6.6)	(6.9)
Net cash provided by financing activities	563.4	180.3
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.9	(5.5)
Change in cash, cash equivalents and restricted cash	$220.1	$(138.7)

Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments impact reported cash flows. Net cash used by operating activities was $337.6 for the six months ended June 30, 2023, a change of $31.0 from cash use of $306.6 for the six months ended June 30, 2022.

•Cash flows from operating activities during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 were unfavorably impacted by a $405.8 increase in net loss. Refer to "Results of Operations" discussed above for further discussion of the Company's net loss. However, this loss included charges of $636.2 for reorganization items, net in 2023.

Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2023
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
•The net aggregate of inventories and accounts payable was a decrease in operating cash flow of $161.3 during the six months ended June 30, 2023 compared to a decrease in operating cash flow of $90.0 during the six months ended June 30, 2022. The $71.3 decrease in cash usage is primarily to normalize suppliers through accounts payable.

•The net aggregate of trade receivables and deferred revenue was an increase in operating use of cash of $80.5 during the six months ended June 30, 2023 compared to an increase in operating source of cash of $19.7 in the six months ended June 30, 2022. The $100.2 net change is primarily the result of timing within the order to cash cycle as well as lower collections of customer prepayments.

Investing Activities

Cash flows from investing activities during the six months ended June 30, 2023 includes $11.2 and $10.8 for capital expenditures and software development, respectively, compared to $8.1 and $17.4, respectively, for the same periods in 2022.

During the six months ended June 30, 2023, the Company received no cash proceeds from divestitures compared to $10.5 of proceeds from the divestiture of its German reverse vending business in the six months ended June 30, 2022.

During the six months ended June 30, 2023, net maturities from investing activity was $15.4, compared to $8.1 for the six months ended June 30, 2022.

Financing Activities

Net cash provided by financing activities was $563.4 for the six months ended June 30, 2023 compared to a $180.3 source of cash for the same period in 2022. The change was primarily a result of the DIP Facility borrowings offset by net payments under the ABL Facility, including the FILO facility, of $(188.3) during the six months ended June 30, 2023, compared to net borrowings under the Company's prior revolving credit facility of $0.0 during the six months ended June 30, 2022.

The Company paid cash for interest related to its debt of $45.1 and $86.5 for the six months ended June 30, 2023 and June 30, 2022, respectively.

Refer to Note 10 of the condensed consolidated financial statements for additional information regarding the Company's debt obligations.

Contractual and Other Obligations

The Company enters into certain purchase commitments due within one year for materials through contract manufacturing agreements for a total negotiated price. At June 30, 2023, the Company had minimal purchase commitments due within one year for materials through contract manufacturing agreements at negotiated prices.

Except for the items noted above, inclusive of near-term debt maturities, all contractual and other cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at June 30, 2023 compared to December 31, 2022.

Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2023
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
Off-Balance Sheet Arrangements

The Company enters into various arrangements not recognized in the consolidated balance sheets that have or could have an effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources. The principal off-balance sheet arrangements that the Company enters into are guarantees and sales of finance receivables. The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, customers, regulatory agencies and insurance providers. If the Company is not able to comply with its contractual obligations, the suppliers, regulatory agencies and insurance providers may draw on the pertinent bank. The Company has sold finance receivables to financial institutions while continuing to service the receivables. The Company records these sales by removing finance receivables from the consolidated balance sheets and recording gains and losses in the consolidated statement of operations (refer to Note 6 of the condensed consolidated financial statements).

Diebold Nixdorf, Incorporated initially issued the 8.5% Senior Notes due 2024 (the 2024 Senior Notes) in an offering exempt from the registration requirements of the Securities Act, which were later exchanged in an exchange offer registered under the Securities Act. The 2024 Senior Notes are guaranteed by certain of Diebold Nixdorf, Incorporated's existing and future subsidiaries which are listed on Exhibit 22.1 to this Quarterly Report on Form 10-Q. The following presents the summarized financial information separately for Diebold Nixdorf, Incorporated (the Parent Company), the issuer of the guaranteed obligations, and the guarantor subsidiaries, as specified in the indenture governing the Company's obligations under the 2024 Senior Notes.

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

	Summarized Balance Sheets
	June 30, 2023	December 31, 2022
Total current assets	$2,173.2	$1,818.9
Total non-current assets	$1,824.9	$1,401.2

Total current liabilities	$3,507.8	$2,662.6
Total non-current liabilities	$92.5	$2,748.7
Liabilities subject to compromise	$2,240.2	$—

Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2023
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

	Summarized Statements of Operations
	Six months ended	Year ended
	June 30, 2023	December 31, 2022
Net sales	$566.9	$2,521.2
Cost of sales	445.0	1,857.8
Selling and administrative expense	212.8	690.0
Research, development and engineering expense	12.7	83.4
Impairment of assets	—	52.0
Gain (loss) on sale of assets, net	0.3	(4.6)
Interest income	1.7	1.6
Interest expense	(48.0)	(298.3)
Foreign exchange gain (loss), net	2.9	36.5
Miscellaneous, net	22.1	(13.2)
Reorganization Items, Net	$(514.0)	$—
Loss from continuing operations before taxes	$(639.2)	$(430.8)

Net loss	$(651.0)	$(494.7)
As of June 30, 2023 and December 31, 2022, the Parent Company and the guarantor subsidiaries on a combined basis had the following balances with non-guarantor subsidiaries:

	Summarized Balance Sheets
	June 30, 2023	December 31, 2022
Total current assets	$1,488.5	$820.5
Total non-current assets	$597.6	$—

Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2023
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

As discussed in Note 1 and 2 , the Company has incorporated bankruptcies accounting. All other material critical accounting policies and estimates are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Forward-Looking Statement Disclosure

This Quarterly Report on Form 10-Q and the exhibits hereto may contain statements that are not historical information and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. These forward-looking statements include, but are not limited to, projections, statements regarding the Company's expected future performance (including expected results of operations and financial guidance), future financial condition, anticipated operating results, strategy plans, future liquidity and financial position.

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

Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2023
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
•the ultimate impact of the ongoing infectious disease outbreaks and other public health emergencies, including further adverse effects to the Company’s supply chain, maintenance of increased order backlog, and the effects of any COVID-19 related cancellations;
•the Company's ability to successfully meet its cost-reduction goals and continue to achieve benefits from its cost-reduction initiatives and other strategic initiatives, such as the current $150.0 million-plus cost savings plan;
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
FORM 10-Q as of June 30, 2023
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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company's management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that such disclosure controls and procedures were effective as of June 30, 2023.

Change in Internal Controls

During the quarter ended June 30, 2023, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2023
(in millions, except share and per share amounts)
Part II – Other Information

Item 1: Legal Proceedings

At June 30, 2023, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims.

For more information regarding legal proceedings, please refer to Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2022 and to "Legal Contingencies" in Note 15 of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Other than as described in "Legal Contingencies" in Note 15 of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no material developments with respect to the legal proceedings reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Item 1A: Risk Factors

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There has been no material change to this information since December 31, 2022, except as provided below.

We are subject to risks and uncertainties associated with our Restructuring Proceedings.

The Company cannot predict the ultimate outcome of the Chapter 11 Cases and the Dutch Scheme Proceedings at this time. For the duration of any Chapter 11 Cases or Dutch Scheme Proceedings, the Company’s operations and ability to develop and execute its business plan are subject to the risks and uncertainties associated with the Chapter 11 process and Dutch restructuring process. The amount and composition of the Company’s assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 Cases and the Dutch Scheme Proceedings, and our historical financial performance would likely not be indicative of our future financial performance. In particular, the description of the Company’s operations, properties and liquidity and capital resources included in this Quarterly Report on Form 10-Q may not accurately reflect our operations, properties and liquidity and capital resources following the Chapter 11 process and Dutch restructuring process.

Until the Effective Date, the Debtors will continue to operate the business as “debtors-in-possession” under the jurisdiction of the U.S. Bankruptcy Court and in accordance with the applicable provisions of the U.S. Bankruptcy Code and orders of the U.S. Bankruptcy Court. We are subject to a number of risks and uncertainties associated with the Chapter 11 Cases and Dutch Scheme Proceedings, which may lead to potential adverse effects on our liquidity, results of operations, condition (financial or otherwise), brand or business prospects. Our operations, our ability to develop and execute our business plan, our financial condition, our liquidity, and our continuation as a going concern, are all subject to the risks and uncertainties associated with the Chapter 11 Cases and the Dutch Scheme Proceedings. These risks and uncertainties include, but are not limited to, the following:

•our ability to consummate the U.S. Plan and the WHOA Plan;
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
•our ability to maintain contracts that are critical to our operations; and
•the actions and decisions of our debtholders and other third parties who have interests in our Chapter 11 Cases and Dutch Scheme Proceedings that may be inconsistent with our plans.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2023
(in millions, except share and per share amounts)
The Plans may not become effective.

While the U.S. Plan has been confirmed by the U.S. Bankruptcy Court and the WHOA Plan has been sanctioned by the Dutch Court, they may not become effective because they are subject to the satisfaction of certain conditions precedent (some of which are beyond our control). There can be no assurance that such conditions will be satisfied, and therefore, that the Plans will become effective and that the Debtors will emerge from the Chapter 11 Cases and Dutch Scheme Proceedings as contemplated by the Plans. If the Effective Date is delayed, the Debtors may not have sufficient cash available in order to operate their business. In that case, the Debtors may need new or additional post-petition financing, which may increase the costs of consummating the Plans. There is no assurance of the terms on which such financing may be available or if such financing will be available. If the transactions contemplated by the Plans are not completed, it may become necessary to amend the Plans. The terms of any such amendment are uncertain and could result in material additional expense and result in material delays in the Chapter 11 Cases and Dutch Scheme Proceedings.

We are subject to claims that will not be discharged in the Chapter 11 Cases and the Dutch Scheme Proceedings.

The U.S. Bankruptcy Code provides that the effectiveness of a plan of reorganization discharges a debtor from substantially all debts arising prior to petition date, other than as provided in the plan of reorganization or the confirmation order. For example, the U.S. Plan provides that holders of allowed general unsecured claims would be reinstated and paid in the ordinary course of business in accordance with the terms and conditions of the particular transaction or agreement giving rise to such allowed general unsecured claim.

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

The Restructuring Proceedings have consumed and will continue to consume a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.

Our management has spent, and continues to be required to spend, a significant amount of time and effort focusing on the Restructuring Proceedings. This diversion of attention may have a material adverse effect on the conduct of our business, and, as a result, on our financial condition and results of operations, particularly if the Restructuring Proceedings are protracted. During the pendency of the Restructuring Proceedings, our employees will face considerable distraction and uncertainty and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a materially adverse effect on our ability to meet customer expectations, thereby adversely affecting our business and results of operations. The failure to retain or attract members of our management team and other key personnel could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations. Likewise, we could experience losses of customers or business partners who may be concerned about our ongoing long-term viability.

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

During the Chapter 11 Cases and the Dutch Scheme Proceedings, we expect our financial results to be volatile as restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact our consolidated financial statements. As a result, the amount and composition of the Company’s assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 Cases and the Dutch Scheme Proceedings, and our

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2023
(in millions, except share and per share amounts)
historical financial performance is likely not indicative of our future financial performance. In particular, the description of the Company’s operations, properties and liquidity and capital resources included in this Quarterly Report on Form 10-Q may not accurately reflect our operations, properties and liquidity and capital resources following the Chapter 11 process and Dutch restructuring process.

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

Our existing common shares will be cancelled without any recovery under the U.S. Plan.

Under the U.S. Plan, all existing equity interests of the Diebold Nixdorf, Incorporated, including common shares, will be extinguished without any recovery. Additionally, if we are unable to consummate the Restructuring Transactions, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Information concerning the Company’s share repurchases made during the second quarter ended June 30, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
April	—	$—	—	2,426,177
May	12,624	$0.50	—	2,426,177
June	—	$—	—	2,426,177
Total	12,624	$0.50	—
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

Item 3: Defaults Upon Senior Securities

Not applicable.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

Adoption, Modification or Termination of Trading Plans

During the quarter ended June 30, 2023, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Amendment and Termination of Restructuring Support Agreement

See Note 2 to our Condensed Consolidated Financial Statements for a description of the amendment and termination of the
Restructuring Support Agreement.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2023
(in millions, except share and per share amounts)
First Amendment to the DIP Credit Agreement

On August 9, 2023, the Company entered into the first amendment to the DIP Credit Agreement (the DIP Amendment). The DIP Amendment, among other things, permits the termination of the Restructuring Support Agreement under the DIP
Credit Agreement.

Chapter 15 Order

See Note 2 to our Condensed Consolidated Financial Statements for a description of the order in the Chapter 15 Proceedings recognizing the WHOA Sanction Order and the WHOA Plan, including the summary of the material features of the WHOA Plan.

Cancellation of Equity and Emergence

As of June 30, 2023, the Company had 80,031,494 shares of common shares issued and outstanding. On the Effective Date, all outstanding common shares will be cancelled and extinguished, and any rights of any holder in respect thereof will be deemed cancelled, discharged and of no force or effect. The reorganized Company’s new certificate of incorporation will authorize the issuance of 45,000,000 shares of New Common Stock.

On the Effective Date, the reorganized Company will issue or reserve for issuance shares of New Common Stock for distribution in accordance with the U.S. Plan and WHOA Plan. Pursuant to the U.S. Plan and WHOA Plan, on the Effective Date, 37,566,667 shares of New Common Stock will be issued. The reorganized Company will also reserve for issuance a sufficient number of shares to be issued pursuant to awards granted under the MIP.

As of June 30, 2023, the total assets and liabilities of the Company were approximately $3,405 and $5,536, respectively. This financial information has not been audited by the Company’s independent registered public accounting firm and may be subject to future reconciliation or adjustments. This information should not be viewed as indicative of future results.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2023
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

4.1
First Supplemental Indenture, dated as of May 31, 2023, to the Amended and Restated Senior Secured Notes Indenture, dated as of December 29, 2022, among Diebold Nixdorf, Incorporated, the subsidiary guarantors party thereto, U.S. Bank Trust Company, National Association, as trustee, and GLAS Americas LLC, as notes collateral agent – incorporated by reference to Exhibit 10.6 of Registrant’s Current Report on Form 8-K filed on June 1, 2023 (Commission File No. 1-4879).

4.2
First Supplemental Indenture, dated as of May 31, 2023, to the Amended and Restated Senior Secured Notes Indenture, dated as of December 29, 2022, among Diebold Nixdorf Dutch Holding B.V., Diebold Nixdorf, Incorporated, the subsidiary guarantors party thereto, Elavon Financial Services DAC, as paying agent, transfer agent and registrar, U.S. Bank Trust Company, National Association, as trustee, and GLAS Americas LLC, as notes collateral agent – incorporated by reference to Exhibit 10.7 of Registrant’s Current Report on Form 8-K filed on June 1, 2023 (Commission File No. 1-4879).

4.3
First Supplemental Indenture, dated as of May 31, 2023, to the Senior Secured PIK Toggle Notes Indenture, dated as of December 29, 2022, among Diebold Nixdorf, Incorporated, the subsidiary guarantors party thereto, U.S. Bank Trust Company, National Association, as trustee, and GLAS Americas LLC, as notes collateral agent – incorporated by reference to Exhibit 10.8 to Registrant’s Current Report on Form 8-K filed on June 1, 2023 (Commission File No. 1-4879).

4.4
Instrument of Resignation, Appointment and Acceptance, dated as of June 28, 2023, by and among Diebold Nixdorf, Incorporated, Computershare Trust Company, National Association, as successor trustee, and U.S. Bank Trust Company, National Association, as resigning trustee.

10.1
First Amendment and Waiver, dated as of May 30, 2023, among Diebold Nixdorf, Incorporated, Diebold Nixdorf Holding Germany GmbH, each other Loan Party party thereto, the Lenders party Thereto, GLAS USA LLC, as administrative agent, and GLAS Americas LLC, as collateral agent – incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 1, 2023 (Commission File No. 1-4879).

10.2
Forbearance and Amendment Agreement, dated as of May 30, 2023, among Diebold Nixdorf, Incorporated, each other Loan Party party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and GLAS Americas, as collateral agent – incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on June 1, 2023 (Commission File No. 1-4879).

10.3
Guarantor Limited Release Agreement, dated as of May 31, 2023, by GLAS USA LLC, as administrative agent, and GLAS Americas LLC, as collateral agent, Diebold Nixdorf, Incorporated and the guarantors party thereto – incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on June 1, 2023 (Commission File No. 1-4879).

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2023
(in millions, except share and per share amounts)

10.4
Guarantor Limited Release Agreement, dated as of May 31, 2023, by JPMorgan Chase Bank, N.A., as administrative agent, and GLAS Americas LLC, as collateral agent, Diebold Nixdorf, Incorporated and the guarantors party thereto – incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on June 1, 2023 (Commission File No. 1-4879).

10.5
Security Release and Amendment Agreement, dated May 31, 2023, among GLAS Americas LLC, as European collateral agent, JPMorgan Chase Bank, N.A., as administrative agent, Diebold Nixdorf, Incorporated and the guarantors party thereto – incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K filed on June 1, 2023 (Commission File No. 1-4879).

10.6
Senior Secured Superpriority Debtor-in-Possession Term Loan Credit Agreement, dated as of June 5, 2023, among Diebold Nixdorf, Incorporated as a debtor and debtor-in-possession under chapter 11 of the Bankruptcy Code, GLAS USA LLC, as administrative agent, GLAS Americas LLC, as collateral agent and the lenders party thereto – incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 7, 2023 (Commission File No. 1-4879).

10.7
Restructuring Support Agreement, dated as of May 30, 2023, among Diebold Nixdorf, Incorporated and the other parties thereto – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 30, 2023 (Commission File No. 1-4879).

10.8
First Amendment to Senior Secured Superpriority Debtor-in-Posession Term Loan Credit Agreement, dated as of August 9, 2023, among Diebold Nixdorf, Incorporated as a debtor and debtor-in-possession under chapter 11 of the Bankruptcy Code, GLAS USA LLC, as administrative agent, GLAS Americas LLC, as collateral agent and the lenders party thereto.

21.1	Subsidiaries of the Registrant as of June 30, 2023

22.1	List of Subsidiary Guarantors

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD NIXDORF, INCORPORATED

Date:	August 09, 2023		/s/ Octavio Marquez
		By:	Octavio Marquez
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 09, 2023		/s/ James Barna
		By:	James Barna
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)