Form 10-Q
period 2023-09-30
DIEBOLD NIXDORF, Inc
filed 2023-11-09
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-4879
_________________________________________________
Diebold Nixdorf, Incorporated
(Exact name of registrant as specified in its charter)
________________________________________________

Delaware			34-0183970
(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification Number)

50 Executive Parkway, P.O. Box 2520	Hudson	Ohio	44236
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (330) 490-4000
__________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value per share	DBD	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒ Number of shares of common stock outstanding as of November 6, 2023 was 37,566,668.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Form 10-Q

Part I – Financial Information
Item 1: Financial Statements

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions)

	Successor	Predecessor
	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$376.1	$307.4
Restricted cash	64.2	11.7
Short-term investments	16.6	24.6
Trade receivables, less allowances for doubtful accounts of $1.0 and $34.5, respectively	703.8	612.2
Inventories	666.2	588.1
Prepaid expenses	46.9	50.5
Current assets held for sale	—	7.9
Other current assets	207.0	168.5
Total current assets	2,080.8	1,770.9
Securities and other investments	5.8	7.6
Property, plant and equipment, net of accumulated depreciation and amortization of $8.6 and $479.4, respectively	159.0	120.7
Deferred income taxes	36.6	—
Goodwill	596.7	702.3
Customer relationships, net	532.6	213.6
Other intangible assets, net	351.5	44.0
Other assets	256.6	205.9
Total assets	$4,019.6	$3,065.0

See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets - (Continued)
(in millions)

	Successor	Predecessor
	September 30, 2023	December 31, 2022
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities
Notes payable	$5.1	$24.0
Accounts payable	528.9	611.6
Deferred revenue	351.5	453.2
Payroll and other benefits liabilities	137.0	107.9
Current liabilities held for sale	—	6.8
Other current liabilities	391.2	401.4
Total current liabilities	1,413.7	1,604.9
Long-term debt	1,253.1	2,585.8
Pensions, post-retirement and other benefits	98.2	40.6
Deferred income taxes	166.2	96.6
Other liabilities	96.9	108.2
Total liabilities	3,028.1	4,436.1

Equity
Diebold Nixdorf, Incorporated shareholders' equity
Predecessor preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Predecessor common shares, $1.25 par value, 125,000,000 authorized shares, 95,779,719 issued shares, and 79,103,450 outstanding shares	—	119.8
Successor preferred stock, no par value, 2,000,000 authorized shares, none issued	—	—
Successor common stock, $0.01 par value, 45,000,000 authorized shares and 37,566,668 issued shares, and 37,566,668 outstanding shares	0.4	—
Paid-in-capital	1,038.6	831.5
Accumulated deficit	(26.5)	(1,406.7)
Predecessor treasury shares, at cost (16,676,269 shares)	—	(585.6)
Accumulated other comprehensive loss	(35.8)	(360.0)
Predecessor equity warrants	—	20.1
Total Diebold Nixdorf, Incorporated shareholders' equity (deficit)	976.7	(1,380.9)
Noncontrolling interests	14.8	9.8
Total equity (deficit)	991.5	(1,371.1)
Total liabilities and equity (deficit)	$4,019.6	$3,065.0
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)
(in millions, except per share amounts)

	Successor	Predecessor
	Period from	Period from	Three months ended
	08/12/2023 through 09/30/2023	07/01/2023 through 08/11/2023	September 30, 2022
Net sales
Services	$305.5	$240.6	$514.3
Products	286.3	111.0	296.1
	591.8	351.6	810.4
Cost of sales
Services	226.1	171.3	356.7
Products	236.1	94.8	259.9
	462.2	266.1	616.6
Gross profit	129.6	85.5	193.8
Selling and administrative expense	81.1	73.9	163.1
Research, development and engineering expense	12.0	10.5	26.7
(Gain) loss on sale of assets, net	(1.5)	—	(5.6)
Impairment of assets	1.1	0.6	4.1
	92.7	85.0	188.3
Operating profit (loss)	36.9	0.5	5.5
Other income (expense)
Interest income	2.0	1.7	3.6
Interest expense	(42.9)	(26.4)	(50.7)
Foreign exchange (loss) gain, net	(27.3)	7.9	5.3
Reorganization items, net	(8.0)	2,250.3	—
Miscellaneous, net	(0.8)	6.2	(9.7)
Profit (loss) before taxes	(40.1)	2,240.2	(46.0)
Income tax (benefit) expense	(13.2)	94.1	3.9
Equity in earnings (loss) of unconsolidated subsidiaries, net	1.1	0.2	(0.6)
Net (loss) income	(25.8)	2,146.3	(50.5)
Net (loss) income attributable to noncontrolling interests	0.7	(0.2)	(0.7)
Net (loss) income attributable to Diebold Nixdorf, Incorporated	$(26.5)	$2,146.5	$(49.8)

Basic weighted-average shares outstanding	37.6	80.0	79.1
Diluted weighted-average shares outstanding	37.6	81.4	79.1

Net (loss) income attributable to Diebold Nixdorf, Incorporated
Basic (loss) earnings per share	$(0.70)	$26.83	$(0.63)
Diluted (loss) earnings per share	$(0.70)	$26.37	$(0.63)
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Operations - (Continued)
(unaudited)
(in millions, except per share amounts)

	Successor	Predecessor
	Period from	Period from	Nine months ended
	08/12/2023 through 09/30/2023	01/01/2023 through 08/11/2023	September 30, 2022
Net sales
Services	$305.5	$1,295.0	$1,565.9
Products	286.3	836.9	926.0
	591.8	2,131.9	2,491.9
Cost of sales
Services	226.1	922.4	1,106.0
Products	236.1	689.5	846.0
	462.2	1,611.9	1,952.0
Gross profit	129.6	520.0	539.9
Selling and administrative expense	81.1	458.7	557.9
Research, development and engineering expense	12.0	62.3	92.1
(Gain) loss on sale of assets, net	(1.5)	1.2	(5.4)
Impairment of assets	1.1	3.3	64.7
	92.7	525.5	709.3
Operating profit (loss)	36.9	(5.5)	(169.4)
Other income (expense)
Interest income	2.0	6.7	5.9
Interest expense	(42.9)	(178.0)	(148.4)
Foreign exchange (loss) gain, net	(27.3)	(1.2)	2.9
Reorganization items, net	(8.0)	1,614.1	—
Miscellaneous, net	(0.8)	12.3	(2.5)
Profit (loss) before taxes	(40.1)	1,448.4	(311.5)
Income tax (benefit) expense	(13.2)	90.4	119.0
Equity in earnings (loss) of unconsolidated subsidiaries, net	1.1	(0.5)	(3.0)
Net (loss) income	(25.8)	1,357.5	(433.5)
Net (loss) income attributable to noncontrolling interests	0.7	(0.8)	(1.4)
Net (loss) income attributable to Diebold Nixdorf, Incorporated	$(26.5)	$1,358.3	$(432.1)

Basic weighted-average shares outstanding	37.6	79.7	78.9
Diluted weighted-average shares outstanding	37.6	81.4	78.9

Net (loss) income attributable to Diebold Nixdorf, Incorporated
Basic (loss) earnings per share	$(0.70)	$17.04	$(5.48)
Diluted (loss) earnings per share	$(0.70)	$16.69	$(5.48)
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited and in millions)

	Successor	Predecessor
	Period from	Period from	Three months ended
	08/12/2023 through 09/30/2023	07/01/2023 through 08/11/2023	September 30, 2022
Net income (loss)	$(25.8)	$2,146.3	$(50.5)
Other comprehensive income (loss), net of tax
Translation adjustment	(35.6)	(4.5)	(36.2)
Foreign currency hedges (net of tax of $0.0 and $0.0 in the Predecessor Periods, respectively)	—	4.7	0.1
Interest rate hedges
Net income recognized in other comprehensive income (net of tax of $0.0 and $0.0 in the Predecessor Periods, respectively)	—	2.9	0.5
Pension and other post-retirement benefits
Net actuarial gain (loss) amortized (net of tax of $(3.1), and $(0.6) in the Predecessor Periods, respectively)	—	1.1	(1.4)
Net actuarial losses recognized due to settlement (net of tax of $0.0 and $0.0 in the Predecessor Periods, respectively)	—	—	14.3
Other comprehensive income (loss), net of tax	(35.6)	4.2	(22.7)
Comprehensive income (loss)	(61.4)	2,150.5	(73.2)
Less: Comprehensive income (loss) attributable to noncontrolling interests	0.9	(3.5)	1.2
Comprehensive income (loss) attributable to Diebold Nixdorf, Incorporated	$(62.3)	$2,154.0	$(74.4)

See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) - (Continued)
(unaudited and in millions)

	Successor	Predecessor
	Period from	Period from	Nine months ended
	08/12/2023 through 09/30/2023	01/01/2023 through 08/11/2023	September 30, 2022
Net income (loss)	$(25.8)	$1,357.5	$(433.5)
Other comprehensive income (loss), net of tax
Translation adjustment	(35.6)	21.0	(72.3)
Foreign currency hedges (net of tax of $0.0 and $0.0 in the Predecessor Periods, respectively)	—	4.7	—
Interest rate hedges
Net income recognized in other comprehensive income (net of tax of $0.0 and $0.6 in the Predecessor Periods, respectively)	—	3.4	5.2
Reclassification adjustment for amounts recognized in net income	—	—	(0.6)
	—	3.4	4.6
Pension and other post-retirement benefits
Net actuarial gain amortized (net of tax of $(3.8), and $(1.0) in the Predecessor Periods, respectively)	—	3.2	(0.6)
Net actuarial losses recognized due to settlement (net of tax of $0.0 and $0.0 in the Predecessor Periods, respectively)	—	—	14.3

Other	—	—	0.7
Other comprehensive income (loss), net of tax	(35.6)	32.3	(53.3)
Comprehensive income (loss)	(61.4)	1,389.8	(486.8)
Less: Comprehensive income (loss) attributable to noncontrolling interests	0.9	(8.5)	3.6
Comprehensive income (loss) attributable to Diebold Nixdorf, Incorporated	$(62.3)	$1,398.3	$(490.4)

See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited and in millions)

	Successor	Predecessor
	Period from	Period from	Nine months ended
	08/12/2023 through 09/30/2023	01/01/2023 through 08/11/2023	September 30, 2022
Cash flow from operating activities
Net income (loss)	$(25.8)	$1,357.5	$(433.5)
Adjustments to reconcile net (loss) income to cash flow used by operating activities:
Depreciation and amortization	21.0	35.5	42.3
Amortization of Wincor Nixdorf purchase accounting intangible assets	—	41.8	52.8
Amortization of deferred financing costs into interest expense	0.9	21.8	12.0
Reorganization items (non-cash)	—	(1,747.6)	—
Reorganization items (debt make whole premium)	—	91.0	—
Share-based compensation	—	5.1	9.6
(Gain) loss on sale of assets, net	(1.5)	1.2	(5.4)
Net pension settlements	—	—	14.3
Impairment of assets	1.1	3.3	64.7
Deferred income taxes	(50.3)	79.8	112.8
Other	—	—	2.7
Changes in certain assets and liabilities
Trade receivables	(104.6)	9.9	(2.5)
Inventories	54.0	(98.1)	(186.5)
Accounts payable	90.4	(140.4)	(18.9)
Deferred revenue	(58.2)	(51.0)	14.5
Sales tax and net value added tax	10.9	(38.1)	(24.9)
Income taxes	27.7	(26.0)	(34.7)
Accrued salaries, wages and commissions	(12.9)	33.0	(59.1)
Restructuring accrual	(1.8)	(30.2)	21.2
Accrued interest	33.5	20.9	14.8
Warranty liability	(0.1)	(3.4)	(5.2)
Pension and post retirement benefits	(1.3)	2.0	(13.4)
Certain other assets and liabilities	16.8	12.6	(60.4)
Net cash provided (used) by operating activities	(0.2)	(419.4)	(482.8)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows - (Continued)
(unaudited and in millions)

	Successor	Predecessor
	Period from	Period from	Nine months ended
	08/12/2023 through 09/30/2023	01/01/2023 through 08/11/2023	September 30, 2022
Cash flow from investing activities
Capital expenditures	(3.5)	(15.1)	(13.8)
Capitalized software development	(3.7)	(13.1)	(24.0)
Proceeds from divestitures, net of cash divested	—	—	10.5
Proceeds from maturities of investments	54.2	153.2	368.6
Payments for purchases of investments	(57.3)	(141.0)	(345.6)
Proceeds from sale of assets	—	—	3.5
Net cash used by investing activities	(10.3)	(16.0)	(0.8)
Cash flow from financing activities
Revolving credit facility borrowings, net	—	—	240.0
Repayment of ABL credit agreement, net	—	(188.3)	—
Debt issuance costs	—	(5.1)	—
Receipt of DIP financing	—	1,250.0	—
Borrowings - FILO	—	58.9	—
Repayments - FILO	—	(58.9)	—
Repayment of superpriority term loan	—	(400.6)	—
Other debt borrowings	4.9	4.4	12.4
Other debt repayments	(1.6)	(2.5)	(12.3)
Debt make whole premium	—	(91.0)	—
Other	(0.5)	(3.4)	(6.6)
Net cash provided by financing activities	2.8	563.5	233.5
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4.9)	2.9	(12.5)
Change in cash, cash equivalents and restricted cash	(12.6)	131.0	(262.6)
Add: Cash included in assets held for sale at beginning of period	0.7	2.8	3.1
Less: Cash included in assets held for sale at end of period	—	0.7	1.0
Cash, cash equivalents and restricted cash at the beginning of the period	452.2	319.1	388.9
Cash, cash equivalents and restricted cash at the end of the period	$440.3	$452.2	$128.4

	Successor	Predecessor
	Period from	Period from	Nine months ended
	08/12/2023 through 09/30/2023	01/01/2023 through 08/11/2023	September 30, 2022
Cash and cash equivalents	$376.1	$391.4	$128.4
Restricted cash	64.2	60.8	—
Total cash, cash equivalents and restricted cash at the end of the period	$440.3	$452.2	$128.4

See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2023
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

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Except as disclosed herein, and with the exception of information in this Quarterly Report on Form 10-Q related to our emergence from the Restructuring Proceedings (defined in Note 2) and Fresh Start Accounting (defined below), there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022. In addition, some of the Company’s statements in this Quarterly Report on Form 10-Q may involve risks and uncertainties that could significantly impact expected future results. The results for interim periods are not necessarily indicative of results for the entire year.

The Company has reclassified the presentation of certain Predecessor information to conform to the Successor presentation.

Bankruptcy Accounting and Fresh Start Accounting

The consolidated financial statements included herein have been prepared using the going concern basis of accounting and in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic No. 852 – Reorganizations (ASC 852). See Note 2 and Note 3 for further detail.

In accordance with ASC 852, we qualified for and adopted fresh start accounting (Fresh Start Accounting) upon emergence from the Restructuring Proceedings, at which point we became a new entity for financial reporting because (i) the holders of the then existing common shares of the Predecessor received less than 50% of the new shares of common stock of the Successor outstanding upon emergence and (ii) the reorganization value of the Company’s assets immediately prior to confirmation of the Plans (defined in Note 2) was less than the total of all post-petition liabilities and allowed claims.

Upon adoption of Fresh Start Accounting as reflected in Note 3 – Fresh Start Accounting, the reorganization value derived from the enterprise value associated with the Plans was allocated to the Company’s identifiable tangible and intangible assets and liabilities based on their fair values (except for deferred income taxes), with the remaining excess value allocated to goodwill in accordance with ASC 805 – Business Combinations. Deferred income tax amounts were determined in accordance with ASC 740 – Income Taxes.

References to “Predecessor” relate to the Condensed Consolidated Balance Sheets as of December 31, 2022, and Condensed Consolidated Statements of Operations for the quarter and nine months ended September 30, 2022 and for the periods from January 1, 2023 and July 1, 2023 through and including the adjustments from the application of Fresh Start Accounting on August 11, 2023 (Predecessor Period). References to “Successor” relate to the Condensed Consolidated Balance Sheet of the reorganized Company as of September 30, 2023 and Condensed Consolidated Statements of Operations for the period from August 12, 2023 through September 30, 2023 (Successor Period) and are not comparable to the Condensed Consolidated Financial Statements of the Predecessor as indicated by the “black line” division in the financial statements and footnote tables, which emphasizes the lack of comparability between amounts presented. In addition, Note 3 – Fresh Start Accounting provides a summary of the Condensed Consolidated Balance Sheets as of August 11, 2023 in the first column, and then presents adjustments to reflect the Plans and fresh start impacts to derive the opening Successor Condensed Consolidated Balance Sheets as of August 12, 2023. The Company’s financial results for future periods following the application of Fresh Start Accounting will be different from historical trends and the differences may be material.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2023
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

Note 2: Chapter 11 Cases and Dutch Scheme Proceedings, Ability to Continue as Going Concern and Other Related Matters

Voluntary Reorganization

On June 1, 2023, the Company and certain of its U.S. and Canadian subsidiaries (collectively, the Debtors) filed voluntary petitions in the U.S. Bankruptcy Court for the Southern District of Texas (the U.S. Bankruptcy Court) seeking relief under chapter 11 of title 11 of the U.S. Code (the U.S. Bankruptcy Code). The cases were jointly administered under the caption In re: Diebold Holding Company, LLC, et al. (Case No. 23-90602) (the Chapter 11 Cases). Additionally, on June 1, 2023, Diebold Nixdorf Dutch Holding B.V. (Diebold Dutch) filed a scheme of arrangement relating to certain of the Company’s other subsidiaries (the Dutch Scheme Parties) and commenced voluntary proceedings (the Dutch Scheme Proceedings and, together with the Chapter 11 Cases, the Restructuring Proceedings) under the Dutch Act on Confirmation of Extrajudicial Plans (Wet homologatie onderhands akkoord) in the District Court of Amsterdam (the Dutch Court). In addition, on June 12, 2023, Diebold Dutch filed a voluntary petition for relief under chapter 15 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court seeking recognition of the Dutch Scheme Proceedings as a foreign main proceedings and related relief (the Chapter 15 Proceedings).

On July 13, 2023, the U.S. Bankruptcy Court entered an order (the Confirmation Order) confirming the Debtors’ Second Amended Joint Prepackaged Chapter 11 Plan of Reorganization (the U.S. Plan). On August 2, 2023, the Dutch Court entered an order (the WHOA Sanction Order) sanctioning the Netherlands WHOA Plan of Diebold Dutch and the Dutch Scheme Companies (the WHOA Plan) in the Dutch Scheme Proceedings. On August 7, 2023, the U.S. Bankruptcy Court entered an order in the Chapter 15 Proceedings recognizing the WHOA Plan and the WHOA Sanction Order.

On August 11, 2023 (the Effective Date or Fresh Start Reporting Date), the U.S. Plan and WHOA Plan (together, the Plans) became effective in accordance with their terms and the Debtors and the Dutch Scheme Parties emerged from the Chapter 11 Cases and the Dutch Scheme Proceedings. Following filing the notice of the Effective Date with the U.S. Bankruptcy Court, the Chapter 15 Proceedings were closed.

The following is a summary of the material provisions of the U.S. Plan, as confirmed by the U.S. Bankruptcy Court pursuant to the Confirmation Order, and the WHOA Plan (as applicable), as sanctioned by the Dutch Court, and are qualified in its entirety by reference to the full text of the Plans (including the Plan Supplement). Capitalized terms used but not defined in the following "Treatment of Claims" section of this Quarterly Report on Form 10-Q have the meanings set forth in the U.S. Plan.

Treatment of Claims

The following is a high-level summary of the treatment of claims and interests under the Plans (as applicable), which is qualified in its entirety by the terms of the Plans (as applicable):

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2023
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)

•Holders of Other Secured Claims. Each holder of allowed Other Secured Claims received, at the Company’s option: (a) payment in full in cash; (b) the collateral securing its secured claim; (c) reinstatement of its secured claim; or (d) such other treatment rendering its secured claim unimpaired in accordance with section 1124 of the U.S. Bankruptcy Code.

•Holders of Other Priority Claims. Each holder of allowed Other Priority Claims received, at the Company’s option: (a) payment in full in cash; or (b) such other treatment rendering its other priority claim unimpaired in accordance with section 1124 of the U.S. Bankruptcy Code.

•Holders of ABL Facility Claims. Prior to the Effective Date, allowed ABL Facility Claims were paid in full and any letters of credit were cash collateralized.

•Holders of Superpriority Term Loan Claims. Prior to the Effective Date, allowed Superpriority Term Loan Claims were paid in full.

•Holders of First Lien Claims. On the Effective Date, each holder of allowed First Lien Claims received its pro rata share of 98% of the reorganized Company’s new common equity interests (the New Common Stock) available for distribution to certain creditors under the Plans, which is subject to dilution on account of (a) the issuance of the New Common Stock (the Additional New Common Stock) as premiums in consideration for commitments with respect to the Debtors’ $1,250.0 debtor-in-possession term loan credit facility (the DIP Facility) and (b) a new management incentive plan implemented in connection with the Chapter 11 Cases pursuant to which 6% of the number of shares of New Common Stock issued pursuant to the U.S. Plan on a fully diluted basis (the MIP Shares) were reserved for issuance to management as determined by the reorganized Company’s new Board of Directors.

•Holders of Second Lien Notes Claims. On the Effective Date, each holder of allowed Second Lien Notes Claims received its pro rata share of 2% of the New Common Stock available for distribution to creditors under the Plans, which is subject to dilution on account of (a) the issuance of certain of the Additional New Common Stock and (b) the MIP Shares.

•Holders of 2024 Stub Unsecured Notes Claims. On the Effective Date, each holder of allowed 2024 Stub Unsecured Notes Claims received its pro rata share of an amount of a $3.5 cash distribution, which provided such holder with the same percentage recovery on its allowed 2024 Stub Unsecured Notes Claim that a holder of an allowed Second Lien Notes Claim received in respect of its allowed Second Lien Notes Claim (as diluted on account of the Additional New Common Stock, as applicable) under the U.S. Plan based upon the midpoint of the equity value of the New Common Stock as set forth in the Disclosure Statement approved in the Chapter 11 Cases (the Disclosure Statement).

•Holders of General Unsecured Claims. On the Effective Date, each allowed General Unsecured Claim was reinstated and paid in the ordinary course of business in accordance with the terms and conditions of the particular transaction or agreement giving rise to such allowed general unsecured claim.

•Holders of Section 510(b) Claims. On the Effective Date, claims subject to section 510(b) of the U.S. Bankruptcy Code were either extinguished, cancelled and discharged, and holders thereof received no distributions from the Debtors in respect of their claims.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2023
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)
•DNI Equity Holders. Each holder of an equity interest in Diebold Nixdorf, Incorporated had such interest extinguished, cancelled and discharged without any distribution.

The Exit Credit Agreement

On the Effective Date, the Company, as borrower, entered into a new credit agreement (the Exit Credit Agreement) governing its $1,250.0 senior secured loan credit facility (the Exit Facility) along with certain financial institutions party thereto, as lenders, GLAS USA LLC, as administrative agent, and GLAS Americas LLC, as collateral agent.

Concurrently with the closing of the Exit Facility, the Company’s existing $1,250.0 senior secured superpriority debtor-in-possession term loan credit facility (the DIP Facility) was terminated and the loans outstanding under the DIP Facility were converted into loans outstanding under the Exit Facility (the Conversion), and the liens and guarantees, including all guarantees and liens granted by certain subsidiaries of the Company that are organized in the United States and in certain foreign jurisdictions, granted under the DIP Facility were automatically terminated and released.

In connection with the Conversion, the entire $1,250.0 under the Exit Facility was deemed drawn on the Effective Date.

The Company may repay the loans under the Exit Facility at any time; provided that certain repayments of the loans made on or prior to February 11, 2025 with the proceeds of certain types of indebtedness must be accompanied by a premium of either 1.00% or 5.00% of the principal amount of the loans repaid. The amount of the premium is based on the type of indebtedness incurred to repay the loans. Amounts borrowed and repaid under the Exit Facility may not be reborrowed.

The Exit Facility will mature on August 11, 2028.

The obligations of the Company under the Exit Facility are guaranteed by certain subsidiaries of the Company that are organized in the United States (the Guarantors). The Exit Facility and related guarantees are secured by perfected senior security interests and liens on substantially all assets of the Company and each Guarantor.

Loans under the Exit Facility bear interest at an adjusted secured overnight financing rate with a one-month tenor rate plus 7.50% per annum or an adjusted base rate plus 6.50% per annum.

The Exit Facility includes conditions precedent, representations and warranties, affirmative and negative covenants and events of default that are customary for financings of this type and size.

Registration Rights Agreement

On the Effective Date, the Company entered into a registration rights agreement (the Registration Rights Agreement) with certain parties (together with any person or entity that becomes a party to the Registration Rights Agreement, the Holders) that received shares of the New Common Stock on the Effective Date as provided in the Plans. The Registration Rights Agreement provides Holders with registration rights for the Holders’ Registrable Securities (as defined in the Registration Rights Agreement).

Pursuant to the Registration Rights Agreement, the Company is required to file a Resale Shelf Registration Statement (as defined in the Registration Rights Agreement) with respect to the Registrable Securities within 90 calendar days of the Effective Date. Subject to certain exceptions, the Company is required to use commercially reasonable efforts maintain the effectiveness of any such registration statement until the date on which all Registrable Securities registered thereunder are no longer Registrable Securities.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2023
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)
In addition, specified Holders have the right to demand that the Company effect the registration of any or all of the Registrable Securities (a Demand Registration) and/or effectuate the distribution of any or all of their Registrable Securities by means of an underwritten shelf takedown offering. The Company is not obligated to effect more than five Demand Registrations or more than four underwritten shelf takedown offerings and it need not comply with such a request unless the aggregate gross proceeds from such a sale will exceed specified thresholds and other conditions are met. The Company will not be obligated to effect an underwritten shelf takedown within 180 days after the consummation of a previous underwritten shelf takedown or Demand Registration.

Holders also have customary piggyback registration rights, subject to the limitations set forth in the Registration Rights Agreement.

These registration rights are subject to certain conditions and limitations, including the right of the underwriters to limit the number of shares to be included in a registration statement and the Company’s right to delay or withdraw a registration statement under certain circumstances. The Company will generally pay all registration expenses in connection with its obligations under the Registration Rights Agreement, regardless of whether a registration statement is filed or becomes effective. The registration rights granted in the Registration Rights Agreement are subject to customary indemnification and contribution provisions, as well as customary restrictions such as blackout periods.

Share-Based Compensation

As discussed above, on the Effective Date, the then existing common shares of the Predecessor were canceled and the New Common Stock was issued. Accordingly, the existing share-based compensation awards issued pursuant to the 2017 Equity and Performance Incentive Plan were also canceled, which resulted in the recognition of any previously unamortized expense related to the canceled awards on the date of cancellation.

Management Incentive Plan

Pursuant to the U.S. Plan, the reorganized Company adopted a new management incentive plan (the MIP). The U.S. Plan contemplates that 6% of the New Common Stock, on a fully diluted basis, is reserved for issuance in connection with the MIP. As of September 30, 2023, the terms of awards under the MIP have not been established; as such, no grants have been awarded pursuant to the MIP.

Conversion to Delaware Corporation

Pursuant to the U.S. Plan as and part of the Restructuring Proceedings, the Company was reincorporated as a Delaware corporation.

Going Concern Assessment

The Company's condensed consolidated financial statements included herein have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the normal course of business. As discussed above, commencing June 1, 2023, the Debtors and the Dutch Scheme Parties were operating as debtors in possession under the supervision and jurisdiction of the U.S. Bankruptcy Court and the Dutch Court until the Effective Date, when the U.S. Plan and the WHOA Plan became effective in accordance with their terms and the Debtors and Dutch Scheme Parties emerged from the Chapter 11 Cases and Dutch Scheme Proceedings.

Prior to and during the pendency of the Chapter 11 Cases and Dutch Scheme Proceedings, the Company’s ability to continue as a going concern was subject to a high degree of risk and uncertainty until the Plans were confirmed and became effective. As a result of the U.S. Plan and the WHOA Plan becoming effective on the Effective Date, the Company believes that it has the ability to meet its obligations for at least one year from the date of the issuance of this Form 10-Q and that there is no longer substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2023
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)

Liabilities Subject to Compromise

During the pendency of the Chapter 11 Cases and Dutch Scheme Proceedings, prepetition liabilities of the Debtors and Dutch Scheme Parties subject to compromise under the Restructuring Proceedings were distinguished from liabilities that were not expected to be compromised and post-petition liabilities in our condensed consolidated balance sheets. Liabilities subject to compromise were recorded at the amounts expected to be allowed by the U.S. Bankruptcy Court. See Note 3 for a listing of liabilities subject to compromise immediately prior to the effectiveness of the Plans.

The contractual interest expense on Debt that was classified as subject to compromise was in excess of recorded interest expense by $50.6 and $67.5 for the period from July 1, 2023 through August 11, 2023 and the period from January 1, 2023 through August 11, 2023, respectively. This excess contractual interest was not recorded as interest expense on the Predecessor's Condensed Consolidated Statements of Operations, as we had discontinued accruing interest on this debt and discontinued making interest payments beginning on June 1, 2023 in connection with filing of the plans. See Note 12 for further detail regarding Debt subject to compromise.

Reorganization Items, Net

The income, expenses, gains and losses directly and incrementally resulting from the Chapter 11 Cases and Dutch Scheme Proceedings are separately reported as Reorganization items, net in our condensed consolidated statement of operations.

Reorganization items, net consisted of the following:

	Successor	Predecessor	Successor	Predecessor
	08/12/2023 through 09/30/2023	07/01/2023 through 08/11/2023	08/12/2023 through 09/30/2023	01/01/2023 through 08/11/2023
Gain on settlement of liabilities subject to compromise (non-cash)	$—	$1,570.5	$—	$1,570.5
Fresh start valuation adjustments (non-cash)	—	686.7	—	686.7
Professional fees (cash)	(8.0)	(35.2)	(8.0)	(38.7)
Unamortized debt issuance costs (non-cash)	—	—	—	(124.6)
DIP premium (non-cash)	—	32.6	—	(384.4)
Debt make-whole premium (cash)	—	—	—	(91.0)
Lease rejection damage claim (cash)	—	(3.8)	—	(3.8)
Other (non-cash)	—	(0.5)	—	(0.6)
Total Reorganization items, net	$(8.0)	$2,250.3	$(8.0)	$1,614.1

Cash paid for Reorganization items, net was $4.7 and $107.2 for the Successor Period from August 12, 2023 through September 30, 2023 and the Predecessor Period, respectively.

Note 3: Fresh Start Accounting

Fresh Start Accounting

As discussed in Note 1, upon emergence from the Chapter 11 Cases and Dutch Scheme Proceedings, the Company qualified for and adopted Fresh Start Accounting, which resulted in the Company becoming a new entity for financial reporting purposes (the Successor).

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2023
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)
The reorganization value derived from the range of enterprise values associated with the Plans was allocated to the Company’s identifiable tangible and intangible assets and liabilities based on their fair values (except for deferred income taxes) with the remaining excess value allocated to goodwill.

As a result of the adoption of Fresh Start Accounting and the effects of the implementation of the Plans, the Company’s condensed consolidated financial statements of the Successor, are not comparable to its condensed consolidated financial statements of the Predecessor.

Reorganization Value

The Successor determined a value to be assigned to the equity of the emerging entity as of the date of adoption of Fresh Start Accounting. The Disclosure Statement approved in the Chapter 11 Cases (the Disclosure Statement) included a range of enterprise values between $2,150.0 and $2,450.0. The Company engaged third-party valuation advisors to assist in determining a point estimate of enterprise value within the range and the allocation of enterprise value to the assets and liabilities for financial reporting purposes based on management’s latest outlook as of the Effective Date. The Company deemed it appropriate to use an enterprise value of $2,150.0 for financial reporting.

The following table reconciles the enterprise value to the estimated fair value of the Successor common stock as of the Fresh Start Reporting Date:

Enterprise value	$2,150.0
Plus: Excess cash available for operations	206.1
Less: Fair value of Exit Facility	(1,250.0)
Less: Net pension, post-retirement and other benefits liability	(39.3)
Less: Other debt	(13.9)
Less: Noncontrolling interests	(13.9)
Fair Value of Successor Equity	$1,039.0

The following table reconciles the enterprise value to the reorganization value of the Successor’s assets to be allocated to the Company’s individual assets as of the Fresh Start Reporting Date:

Enterprise value	$2,150.0
Plus: Excess cash available for operations	206.1
Less: Net pension, post-retirement and other benefits liability	(39.3)
Plus: Fair value of non-debt current liabilities	1,398.3
Plus: Fair value of non-debt, non-current liabilities	225.0
Plus: Deferred income taxes, non-current	238.5
Reorganization Value of Successor's Assets to be Allocated	$4,178.6

The discounted cash flow (DCF) method, a form of the income approach, was relied upon to validate the selected enterprise value of the Company within the range established within the Disclosure Statement, as well as to allocate the resulting consolidated enterprise value between the Company’s two reporting units. The DCF method is a multiple period discounting model in which the value of an entity is determined based on the present value of its expected future economic benefits. For purposes of our analysis, we used free cash flow, defined as the earnings available for distribution to an entity’s investors after consideration of the cash reinvestment required to support the Company’s continued operations and future growth. Conceptually, free cash flow as defined above is the amount that could be paid to investors without impairing an entity’s current or future operations.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2023
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)

The expected cash flows for the period from August 12, 2023 through December 31, 2023 and for the years ending December 31, 2024 through 2028 were based on the financial projections and assumptions utilized as an input to determining the range of enterprise values in the Disclosure Statement. The expected cash flows beyond this period were based on long-term profitability and growth expectations. A terminal value was included, based on the cash flows of the final year of the discrete forecast period.

Discount rates of 19.0% and 19.0% were estimated for the Company’s Banking and Retail reporting units, respectively, based on an after-tax weighted average cost of capital (WACC) reflecting the rate of return that would be expected by a market participant. The WACC also takes into consideration a company specific risk premium reflecting the risk associated with the financial projections used to estimate future cash flows. These discount rates were also compared to the consolidated internal rate of return (IRR) of 18.9% to assess reasonableness. The IRR is the rate of return that equates the present value of the expected consolidated cash flows to the enterprise value relied upon within the range established in the Disclosure Statement.

The enterprise value and corresponding equity value are dependent upon achieving the future financial results set forth in our projections. All estimates, assumptions, valuations and financial projections, including the fair value adjustments, the enterprise value and equity value projections, are inherently subject to uncertainties and the resolution of contingencies beyond our control.

Accordingly, there cannot be assurance that the estimates, assumptions, valuations or financial projections will be realized, and actual results could vary materially.

Valuation Process

The Company estimated the fair values of the Company’s principal assets, including inventory, property, plant, and equipment, and intangible assets as well as the Company’s lease liabilities and the Exit Facility.

Inventory

The replacement value of the Company’s raw materials inventory was considered as its fair value. The comparative sales method was employed to estimate the fair value of the Company’s work-in-process and finished goods inventory. The comparative sales method utilizes the expected selling price of the inventory items as the base inventory value amount. This amount is then adjusted downward for costs and expenses associated with the time and effort that would be required to dispose of the inventory and a reasonable profit.

Property, plant, and equipment

Personal Property

Personal property consisted of machinery, tools, equipment, furniture and fixtures, leasehold improvements, computer and equipment, and construction in progress. The cost approach was primarily utilized for the Company's personal property. This approach considers the amount required to construct or purchase a new asset of equal utility at current prices, with adjustments in value for physical deterioration, and functional and economic obsolescence. Physical deterioration is an adjustment made in the cost approach to reflect the real operating age of an asset with regard to wear and tear, decay and deterioration that is not prevented by maintenance. Functional obsolescence is the loss in value or usefulness of an asset caused by inefficiencies or inadequacies of the asset, as compared to a more efficient or less costly replacement asset with newer technology. Economic obsolescence is the loss in value or usefulness of an asset due to factors external to the asset, such as the economics of the industry, reduced demand, increased competition or similar factors.

Land and Building Improvements

The valuation of land, land improvements, buildings and building improvements was performed using either the cost, income capitalization or sales comparison approach, depending on the nature of the asset. The cost approach was utilized for the Company’s owned industrial facilities. The income capitalization approach was used to value the Company’s interests in an industrial complex. The income capitalization approach measures the value of a property

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2023
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)
by calculating the present value of the future economic benefits associated with the property. The sales comparison approach was used for certain owned vacant land and relies upon recent sales or similar offerings to arrive at a probable selling price.

Intangible Assets

Tradenames and Trademarks and Technology / Know-How Assets

The relief from royalty method was relied upon to value the trade names and trademarks and technology / know-how assets. The relief from royalty analysis is comprised of two major steps: (i) a determination of an appropriate royalty rate, and (ii) the subsequent application of the royalty rate to projected revenue. In determining an appropriate royalty rate, the Company considered comparable license agreements, an excess earnings analysis to determine aggregate intangible asset earnings, and other qualitative factors.

The key assumptions used to estimate the fair value of the Company’s trade names and trademarks and technology / know-how assets included forecasted revenues, the royalty rate, the tax rate and the discount rate. The relief from royalty method was relied upon for these valuations. The relief from royalty method measures the benefit of owning an intangible asset as the “relief” from the royalty expense that would otherwise be incurred by licensing the asset from a third party. It assumes that if the Company did not own the intangible asset, then it would be willing to pay a royalty for its use. This method is most commonly used for readily transferable intangible assets that have licensing appeal, such as intellectual property.

Customer Relationship and Backlog Assets

The customer relationships and backlog assets were valued using the multi-period excess earnings method, a variation of the income approach. For the customer relationships assets, revenues attributable to customer assets were determined and an attrition rate based on historical customer trends was applied to estimate the expected decline anticipated from the existing customer population. The cash flows attributable to the customer relationships and backlog assets were also determined by applying appropriate costs and contributory asset charges then adjusted using a discount rate that is commensurate with the risk inherent in the customer-related intangible assets. The key assumptions used to estimate the fair value of the customer-related assets included forecasted revenues, attrition rates, profit margins, contributory asset charges, the tax rate and the discount rate.

Joint ventures

To estimate the value of the joint ventures, the DCF method was employed to determine the enterprise value of these entities. Adjustments for cash and cash equivalents and interest-bearing debt were made to enterprise value to calculate each entity’s equity value. The application of a discount for lack of control was also considered. Lastly, the concluded equity value was adjusted for the Company’s ownership interest.

Lease liabilities and right of use assets

Lease liabilities were estimated as the present value of the remaining lease payments. The Company estimated an incremental borrowing rate and used it as the discount rate in the analysis. Right of use asset values were estimated by adjusting the lease liability estimates with estimates of off-market value of leases. Off-market (or above/below market) value was estimated as the present value of the differential between contract rates and market rates over the remaining term of a lease.

Exit Facility

To estimate the value of the Exit Facility, a DCF method was employed. The fair value of the Exit Facility was estimated by analyzing the expected cash flows and discounting such cash flows at a rate of return that reflects the time value of money and credit risk of the Company. The credit risk of the Company was determined via a synthetic credit rating analysis, and the concluded discount rate was determined by analyzing comparable corporate debt instruments and their observed market yields.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2023
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)
Noncontrolling interests

To estimate the value of the non-controlling interests, the DCF method was employed to determine the enterprise value of these entities. Adjustments for cash and cash equivalents and interest-bearing debt were made to enterprise value to calculate each entities’ equity value. The application of a discount for lack of control was also considered. Lastly, the concluded equity value was adjusted for the non-controlling interest’s ownership position.

Consolidated Balance Sheet

The adjustments included in the following fresh start condensed consolidated balance sheet reflect the effects of the transactions contemplated by the Plans and executed by the Company on the Fresh Start Reporting Date (reflected in the column “Reorganization Adjustments”), and fair value and other required accounting adjustments resulting from the adoption of Fresh Start Accounting (reflected in the column “Fresh Start Accounting Adjustments”). The explanatory notes provide additional information and significant assumptions with regard to the adjustments recorded and the methods used to determine the fair values.

	Predecessor	Reorganization Adjustments	(1)	Fresh Start Accounting Adjustments		Successor
	August 11, 2023					August 12, 2023
ASSETS
Current assets
Cash and cash equivalents	$404.9	$(13.5)	(2)	$—		$391.4
Restricted cash	60.8	—		—		60.8
Short-term investments	13.9	—		—		13.9
Trade receivables, less allowances for doubtful accounts	623.9	—		—		623.9
Inventories	712.8	—		32.8	(17)	745.6
Prepaid expenses	49.1	(3.5)	(3)	—		45.6
Current assets held for sale	9.9	—		—		9.9
Other current assets	247.8	—		—		247.8
Total current assets	2,123.1	(17.0)		32.8		2,138.9
Securities and other investments	7.0	—		—		7.0
Property, plant, and equipment, net of accumulated depreciation and amortization	120.3	—		46.2	(18)	166.5
Deferred income taxes	—	70.3	(4)	(10.8)	(19)	59.5
Goodwill	714.3	—		(93.3)	(20)	621.0
Customer relationships, net	176.1	—		378.2	(21)	554.3
Other intangible assets, net	45.1	—		320.0	(22)	365.1
Other assets	256.8	—		9.5	(23)	266.3
Total assets	$3,442.7	$53.3		$682.6		$4,178.6
LIABILITIES AND EQUITY
Current liabilities
Notes payable	$1,254.9	$(1,250.0)	(5)	$—		$4.9
Accounts payable	461.0	—		—		461.0
Deferred revenue	421.0	—		—		421.0
Payroll and other benefits liabilities	159.2	(0.1)	(6)	—		159.1
Current liabilities held for sale	10.2	—		0.7	(24)	10.9
DIP facility premium	384.4	(384.4)	(7)	—		—
Other current liabilities	343.3	5.5	(8)	1.5	(25)	350.3
Total current liabilities	3,034.0	(1,629.0)		2.2		1,407.2
Long-term debt	4.2	1,248.7	(9)	0.8	(26)	1,253.7
Pensions, post-retirement and other benefits	102.3	—		(0.3)	(27)	102.0
Deferred income taxes	85.8	(26.4)	(4)	179.1	(19)	238.5
Other liabilities	120.3	—		4.0	(28)	124.3

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2023
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)

Liabilities subject to compromise	2,232.4	(2,232.4)	(10)	—		—
Total liabilities	$5,579.0	(2,639.1)		185.8		3,125.7

Equity
Diebold Nixdorf, Incorporated shareholders' equity
Predecessor common shares	121.2	(121.2)	(11)	—		—
Successor common stock	—	0.4	(12)	—		0.4
Paid-in capital; predecessor	832.3	(442.3)	(13)	(390.0)	(29)	—
Paid-in capital; successor	—	1,038.6	(14)	—		1,038.6
Retained earnings (accumulated deficit)	(2,204.8)	1,659.4	(15)	545.4	(29)	—
Treasury shares, at cost	(586.4)	586.4	(13)	—		—
Accumulated other comprehensive income (loss)	(320.0)	(8.8)	(16)	328.8	(29)	—
Equity warrants	20.1	(20.1)	(13)	—		—
Total Diebold Nixdorf, Incorporated shareholders' equity (deficit)	(2,137.6)	2,692.4		484.2		1,039.0
Noncontrolling interests	1.3	—		12.6	(30)	13.9
Total equity (deficit)	(2,136.3)	2,692.4		496.8		1,052.9
Total liabilities and equity (deficit)	$3,442.7	$53.3		$682.6		$4,178.6

Reorganization Adjustments

(1) Represent amounts recorded as of the Fresh Start Reporting Date for the implementation of the Plans, including, among other items, settlement of the Predecessor's liabilities subject to compromise, distributions of cash, conversion of the DIP Facility to the Exit Facility, and the issuance of the Successor common stock.

(2) Changes in cash and cash equivalents include the following:

Payment of interest on the DIP Facility	$(1.8)
Payment to holders of the 2024 Stub Unsecured Notes Claims	(3.5)
Payment of lease rejection damages	(3.8)
Payment of professional fees	(4.4)
Net change in cash and cash equivalents	$(13.5)

(3) Reflects the elimination of prepaid directors and officers insurance policies related to the Predecessor.

(4) Change in deferred tax assets and liabilities as a result of release of valuation allowance, partially offset by reduction of estimated tax attributes due to cancellation of debt.

(5) Represents the conversion of the DIP Facility to the Exit Facility and the reclassification of debt from current liabilities to non-current liabilities, based on the maturity of the debt.

(6) Reflects the acceleration and cancellation of unvested Predecessor stock compensation awards.

(7) Represents the issuance of Successor common stock to the settle the DIP Facility premiums.

(8) Changes in other current liabilities includes the following:

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2023
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)

Accrual of professional fees	$6.3
Accrual of German transfer tax	5.0
Accrual of deferred financing fees	1.3
Cancellation of unvested Predecessor stock compensation awards	(0.9)
Payment of interest on the DIP Facility	(1.8)
Payment of professional fees	(4.4)
Net change in other current liabilities	$5.5

(9) Represents the conversion of the DIP Facility to the Exit Facility and the reclassification of debt from current liabilities to non-current liabilities ($1,250.0) and recording of deferred financing fees ($1.3), based on the maturity of the debt.

(10) Liabilities Subject to Compromise were settled in accordance with the Plans and the resulting gain was determined as follows:

Debt subject to compromise	$2,160.5
Accrued interest on debt subject to compromise	68.1
Lease liability	3.8
Total liabilities subject to compromise	$2,232.4

Less: Distribution of common stock to holders of First Lien Claims and Second Lien Notes Claims	(654.6)
Less: Payment to holders of the 2024 Stub Unsecured Notes Claims	(3.5)
Less: Payment of lease rejection damages	(3.8)

Gain on Settlement of Liabilities Subject to Compromise	$1,570.5

(11) Represents the cancellation of Predecessor common shares at par value.

(12) Reflects the par value of Successor common stock issued to holders of the First Lien Claims and Second Lien Notes Claims ($0.3) and the DIP Facility premiums ($0.1), pursuant to the Plans.

(13) Change in Predecessor paid-in-capital reflect the following:

Cancellation of Predecessor common shares at par value	$121.2
Cancellation of Predecessor equity warrants	20.1
Acceleration of the vesting of Predecessor equity awards upon the Effective Date	2.8
Cancellation of Predecessor treasury stock, at cost	(586.4)
Change in Predecessor paid-in-capital	$(442.3)

(14) Represents paid in capital associated with the issuance of Successor common stock to holders of First Lien Claims and Second Lien Notes Claims ($654.3) and the DIP Facility premiums ($384.3), pursuant to the Plans.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2023
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)

(15) Net change in accumulated deficit includes the following:

Gain on Settlement of Liabilities Subject to Compromise	$1,570.5
Net deferred tax impacts on the effectiveness of the Plans	96.7
Elimination of unvested Predecessor stock compensation awards (liability classified)	0.8
Accrual of professional fees	(6.3)
Elimination of prepaid directors and officers insurance policies related to the Predecessor	(3.5)
Acceleration of the vesting of Predecessor equity awards upon the Effective Date	(2.6)
Elimination of accumulated other comprehensive income related to interest rate swaps	8.8
Accrual of German transfer tax	(5.0)
Net change in accumulated deficit	$1,659.4

(16) Represents the elimination of accumulated other comprehensive income related to interest rate swaps.

Fresh Start Accounting Adjustments

Amounts presented for "Predecessor Historical Value" represents the carrying value of the asset/liability prior to the implementation of the Plans.

(17) Reflects adjustments to inventory at its estimated fair value due to the adoptions of Fresh Start Accounting.

	Successor Fair Value	Predecessor Historical Value
Raw materials and work in process, net	$226.4	$232.7
Finished goods, net	347.3	308.2
Total product inventories	573.7	540.9

Service parts	171.9	171.9
Total inventories	$745.6	$712.8

(18) Changes in property, plant and equipment reflects the fair value adjustment due to the adoption of Fresh Start Accounting. The following table summarizes the components of property, plant, and equipment:

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2023
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)

	Successor Fair Value	Predecessor Historical Value
Land and land improvements	$21.5	$10.4
Buildings and building improvements	42.3	70.5
Leasehold improvements	6.1	17.4
Computer equipment	16.1	105.1
Computer software	5.9	128.7
Furniture and fixtures	17.3	55.9
Tooling	11.1	137.5
Machinery, tools and equipment	32.4	83.4
Construction in progress	13.8	12.2
Total property, plant and equipment, at cost	166.5	621.1
Less accumulated depreciation and amortization	—	(500.8)
Total property, plant, and equipment, net	$166.5	$120.3

(19) Adjustments to deferred income taxes for changes in financial reporting basis of assets and liabilities as a result of the adoption of fresh start accounting.

(20) Reflects adjustment to goodwill for the excess of the reorganization value of assets over the fair value of identifiable tangible and intangible assets.

(21) Changes in customer relationships reflects the fair value adjustment due to the adoption of Fresh Start Accounting.

(22) Changes in other intangible assets reflects the fair value adjustment due to the adoption of Fresh Start Accounting. The following table summarizes the components of other intangible assets:

	Successor Fair Value	Predecessor Historical Value
Capitalized software development	13.8	260.4
Development costs non-software	32.2	50.4
Tradenames and trademarks	118.6	—
Technology know-how	160.8	—
Other intangibles	39.7	51.8
Other intangible assets, at cost	365.1	362.6
Less accumulated amortization	—	(317.5)
Total intangibles, net	$365.1	$45.1

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2023
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)
(23) Changes in other assets reflects fair value adjustments from implementation of Fresh Start Accounting. The following table summarizes the components of other assets:

	Successor Fair Value	Predecessor Historical Value
Cloud projects, at cost	19.9	25.6
Less accumulated depreciation and amortization	—	(5.3)
Cloud projects, net	19.9	20.3

Right-of-use operating lease assets	102.2	89.6
Right-of-use finance lease assets	8.7	7.9
Joint ventures	30.3	33.7
Pensions, post-retirement and other benefits	71.3	71.4
Other assets	33.9	33.9
Total other assets	$266.3	$256.8

(24) Reflects changes in the fair value of current liabilities held for sale due to the adoption of Fresh Start Accounting.

(25) Reflects changes in the fair value of operating lease liabilities ($0.8 increase) and finance lease liability ($0.7 increase) due to the adoption of Fresh Start Accounting.

(26) Reflects changes in the finance lease liabilities ($0.8 increase) due to the adoption of Fresh Start Accounting.

(27) Reflects the remeasurement adjustment to pensions, post-retirement benefits, and other benefits driven by changes in actuarial assumptions.

(28) Reflects changes in the fair value of operating lease liabilities ($6.2 increase) and other liabilities ($2.2 decrease) due to the adoption of Fresh Start Accounting.

(29) Reflects the cumulative impact of Fresh Start Accounting adjustments discussed above and below and the elimination of Predecessor capital in excess of par value and Predecessor accumulated deficit.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2023
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)

Customer relationships, net	378.2
Other intangible assets	320.0
Other assets fair value adjustments	9.5
Property, plant and equipment	46.2
Inventories	32.8
Current Liabilities	(2.2)
Long-term debt	(0.8)
Pensions, post-retirement and other benefits	0.3
Other long-term liabilities	(4.0)
Goodwill	(93.3)
Fresh start valuation gain	$686.7

Deferred income taxes	(189.9)
Fresh start valuation adjustment for noncontrolling interest	(12.6)
Elimination of Predecessor paid-in-capital	390.0
Elimination of Predecessor other comprehensive loss	(328.8)
Net Change in Accumulated Deficit	$545.4

(30) Reflects the fair value adjustment to noncontrolling interests in certain consolidated subsidiaries.

Note 4: Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted-average number of shares of common stock outstanding. Diluted earnings per share includes the dilutive effect of shares of potential common stock outstanding. Under the two-class method of computing earnings (loss) per share, non-vested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities. During the Predecessor Periods, the Company’s participating securities include restricted stock units (RSUs), director deferred shares and shares that vested but were deferred by employees. There were no participating securities in the Successor Period. The Company calculated basic and diluted earnings (loss) per share under both the treasury stock method and the two-class method. For the Successor Period from August 12, 2023 through September 30, 2023 and the Predecessor Periods of July 1, 2023 through August 11, 2023, January 1, 2023 through August 11, 2023, and the three and nine months ended September 30, 2022, there were no differences in the earnings (loss) per share amounts calculated using the two methods. Accordingly, the treasury stock method is disclosed below; however, because the Company is in a net loss position in the Successor Period and in the three and nine months ended September 30, 2022, dilutive shares are excluded from the shares used in the computation of diluted loss per share.

The following table represents amounts used in computing earnings (loss) per share and the effect on the weighted-average number of shares of potential dilutive common stock:

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2023
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)

	Successor	Predecessor
	Period from	Period from	Three months ended
	08/12/2023 through 09/30/2023	07/01/2023 through 08/11/2023	September 30, 2022
Numerator
Income (loss) used in basic and diluted loss per share
Net income (loss)	$(25.8)	$2,146.3	$(50.5)
Net income (loss) attributable to noncontrolling interests	0.7	(0.2)	(0.7)
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(26.5)	$2,146.5	$(49.8)
Denominator
Weighted-average number of shares of common stock used in basic earnings (loss) per share	37.6	80.0	79.1
Effect of dilutive shares (1)	—	1.4	—
Weighted-average number of shares used in diluted earnings (loss) per share	37.6	81.4	79.1
Net income (loss) attributable to Diebold Nixdorf, Incorporated
Basic earnings (loss) per share	$(0.70)	$26.83	$(0.63)
Diluted earnings (loss) per share	(0.70)	26.37	(0.63)

Anti-dilutive shares
Anti-dilutive shares not used in calculating diluted weighted-average shares	—	1.9	4.1
(1)Shares of 1.8 for Predecessor Period of the three months ended September 30, 2022 are excluded from the computation of diluted loss per share because the effects are anti-dilutive, due to the net loss position.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2023
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)

	Successor	Predecessor
	Period from	Period from	Nine months ended
	08/12/2023 through 09/30/2023	01/01/2023 through 08/11/2023	September 30, 2022
Numerator
Income (loss) used in basic and diluted loss per share
Net income (loss)	$(25.8)	$1,357.5	$(433.5)
Net income (loss) attributable to noncontrolling interests	0.7	(0.8)	(1.4)
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(26.5)	$1,358.3	$(432.1)
Denominator
Weighted-average number of shares of common stock used in basic earnings (loss) per share	37.6	79.7	78.9
Effect of dilutive shares (1)	—	1.7	—
Weighted-average number of shares used in diluted earnings (loss) per share	37.6	81.4	78.9
Net income (loss) attributable to Diebold Nixdorf, Incorporated
Basic earnings (loss) per share	$(0.70)	$17.04	$(5.48)
Diluted earnings (loss) per share	$(0.70)	$16.69	$(5.48)

Anti-dilutive shares
Anti-dilutive shares not used in calculating diluted weighted-average shares	—	2.1	4.2
(1)Shares of 1.4 for the Predecessor Period of the nine months ended September 30, 2022, respectively, are excluded from the computation of diluted loss per share because the effects are anti-dilutive, due to the net loss position.

Note 5: Income Taxes

As described in Note 2: Chapter 11 Cases and Dutch Scheme Proceedings, Ability to Continue as Going Concern and Other Related Matters, on August 11, 2023 the Debtors and the Dutch Scheme Parties emerged from the Chapter 11 Cases and the Dutch Scheme Proceedings. The tax attributes generated by the Company’s foreign subsidiaries (net operating loss carryforwards and income tax credits) during the Predecessor Period survived the Chapter 11 Cases and the Dutch Scheme Proceedings and, we expect, to the extent that a valuation allowance is not applicable, to use these tax attributes to reduce future tax liabilities. For U.S. tax purposes, certain tax attributes not utilized before the 2024 tax year will expire pursuant to U.S. tax law.

	Successor	Predecessor
	Period from	Period from	Three months ended
	08/12/2023 through 09/30/2023	07/01/2023 through 08/11/2023	September 30, 2022
Income Tax Expense/(Benefit)	(13.2)	94.1	3.9

	Period from	Period from	Nine months ended
	08/12/2023 through 09/30/2023	01/01/2023 through 08/11/2023	September 30, 2022
Income Tax Expense/(Benefit)	(13.2)	90.4	119.0

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2023
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)
The effective tax rate for continuing operations for the period from July 1, 2023 through August 11, 2023 (Predecessor) and the period from January 1, 2023 through August 11, 2023 (Predecessor) was 4.2 percent and 6.2 percent, respectively. The effective tax rate for the period from August 12, 2023 through September 30, 2023 (Successor) was 32.9 percent.

The effective tax rate for the period from July 1, 2023 through August 11, 2023 (Predecessor) and the period from January 1, 2023 through August 11, 2023 (Predecessor) differed compared to the U.S. federal statutory rate for the tax impacts of reorganization and fresh-start adjustments, including adjustments to the Company's valuation allowance and actual permanent differences relative to pretax earnings. For those periods, the Company calculated income tax expense using the actual effective tax rate year to date, as opposed to the estimated annual effective tax rate mentioned below, as provided in ASC 740-270-30-18.

The effective tax rate for period from August 12, 2023 through September 30, 2023 (Successor) differed compared to the U.S. federal statutory rate for the variations in the expected jurisdictional mix of earnings, expected permanent tax differences relative to pretax earnings, and variations in included/excluded entities as provided in ASC 740-270-30-36. For the Successor period, the Company estimated its annual effective tax rate and applied it to year-to-date ordinary income/loss pursuant to ASC 740-270-25-1. The Company reports the tax effect of unusual or infrequently occurring items, including changes in judgement about valuation allowances, uncertain tax positions, and effects of changes in tax laws or rates in the interim period in which they occur.

The effective tax rate on the loss from continuing operations was (8.5) percent and (38.2) percent for the three and nine months ended September 30, 2022, respectively. The tax provision for the three months ended September 30, 2022 differed compared to the U.S. federal statutory rate for current quarter pre-tax income and losses, and discrete tax adjustments for current tax expense related to tax return to provision differences. The tax provision for the nine months ended September 30, 2022 differed compared to the U.S. federal statutory rate for the jurisdictional mix of year to date income and loss, and the valuation allowance due to the Company's going concern assessment. For the third quarter of 2022, the Company calculated income tax expense using the actual effective tax rate year to date, as opposed to the estimated annual effective tax rate mentioned above, as provided in ASC 740-270-30-18.

Note 6: Inventories

Major classes of inventories are summarized as follows:

	Successor	Predecessor
	September 30, 2023	December 31, 2022
Raw materials and work in process	$192.8	$200.6
Finished goods	303.6	229.4
Total product inventories	496.4	430.0

Service parts	169.8	158.1
Total inventories	$666.2	$588.1

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2023
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)
Note 7: Property, Plant, and Equipment

As of August 11, 2023, as a result of Fresh Start Accounting, we have adjusted our property, plant and equipment, balances and remaining useful lives, to fair value. See Note 3 for additional information.

In the Successor Period, property, plant, and equipment balances reflect fair value as of August 11, 2023 plus additions less disposals, depreciation and amortization for the period of August 12, 2023 through September 30, 2023. In the Predecessor Period, property, plant, and equipment is reflected at cost less accumulated depreciation and amortization.

The following is a summary of property, plant, and equipment:

		Successor	Predecessor
	Estimated Useful Life (years)	September 30, 2023	December 31, 2022
Land and land improvements	(1)	$20.8	$10.0
Buildings and building improvements	15-30	40.9	68.3
Machinery, tools and equipment	5-12	34.3	81.8
Leasehold improvements (2)	10	6.5	17.2
Computer equipment	3	17.7	101.1
Computer software	5-10	6.1	127.8
Furniture and fixtures	5-8	17.4	54.6
Tooling	3-5	10.9	134.7
Construction in progress		13.0	4.6
Total property plant and equipment, at cost		$167.6	$600.1
Less accumulated depreciation and amortization		(8.6)	(479.4)
Total property, plant, and equipment, net		$159.0	$120.7
(1)Estimated useful life for land and land improvements is perpetual and 15 years, respectively.
(2)The estimated useful life for leasehold improvements is the lesser of 10 years or the term of the lease.

Depreciation expense is computed on a straight-line basis over the estimated useful lives of the related assets. Depreciation expense was as follows:

	Successor	Predecessor
	Period from	Period from	Three months ended
	08/12/2023 through 09/30/2023	07/01/2023 through 08/11/2023	September 30, 2022
Depreciation expense	$5.4	$5.8	$6.7

	Period from	Period from	Nine months ended
	08/12/2023 through 09/30/2023	01/01/2023 through 08/11/2023	September 30, 2022
Depreciation expense	$5.4	$18.3	$23.0

Note 8: Investments

The Company’s investments, primarily held by our subsidiaries in Brazil, consist of certificates of deposit that are recorded at fair value based upon quoted market prices. Changes in fair value are recognized in interest income, determined using the specific identification method, and were minimal. There were no sales of securities or proceeds from the sale of securities prior to the maturity date during the Successor or Predecessor Periods.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2023
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)
The Predecessor had deferred compensation plans that enable certain employees to defer receipt of a portion of their cash, 401(k) or share-based compensation and enable non-employee directors to defer receipt of director fees at the participants’ discretion.

The Successor has deferred compensation plans that provide directors and certain employees the opportunity to defer receipt of all or a portion of their cash or share-based compensation.

For deferred cash-based compensation, the Company established rabbi trusts (refer to Note 18), which are recorded at fair value of the underlying securities and presented within securities and other investments. The related deferred compensation liability is recorded at fair value and presented within other long-term liabilities. Realized and unrealized gains and losses on marketable securities in the rabbi trusts are recognized in interest income.

The Company’s investments subject to fair value measurement consist of the following:

	Cost Basis	Unrealized Gain	Fair Value
As of September 30, 2023 (Successor)
Short-term investments
Certificates of deposit	$16.6	$—	$16.6
Long-term investments
Assets held in a rabbi trust	$2.4	$0.4	$2.8

As of December 31, 2022 (Predecessor)
Short-term investments
Certificates of deposit	$24.6	$—	$24.6
Long-term investments
Assets held in a rabbi trust	$4.3	$0.1	$4.4
Securities and other investments also includes cash surrender value of insurance contracts of $3.0 and $3.2 as of September 30, 2023 (Successor) and December 31, 2022 (Predecessor), respectively.

The Company has certain non-consolidated joint ventures that are not significant subsidiaries and are accounted for under the equity method of accounting. The Company owns 48.1 percent of Inspur Financial Information System Co., Ltd. (Inspur JV) and 49.0 percent of Aisino-Wincor Retail & Banking Systems (Shanghai) Co., Ltd. (Aisino JV). The Company engages in transactions in the ordinary course of business with these joint ventures. As of September 30, 2023, the Successor had accounts receivable and accounts payable balances with these joint ventures of $13.0 and $32.6, respectively. As of December 31, 2022, the Predecessor had accounts receivable and accounts payable balances with these joint ventures of $18.9 and $25.7, respectively. These joint venture related balances are included in trade receivables, less allowances for doubtful accounts and accounts payable on the condensed consolidated balance sheets.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2023
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)

Note 9: Goodwill and Other Intangible Assets

The Company has the following operating segments: Banking and Retail. This is described in further detail in Note 22, and is consistent with how the Chief Executive Officer, the chief operating decision maker (CODM), makes key operating decisions, allocates resources, and assesses the performance of the business.

Predecessor

The sustained decline in the Company’s stock price during the Predecessor Period and its market capitalization, in addition to substantial doubt about the Company's ability to continue as a going concern (refer to Note 2) were in combination considered a triggering event indicating that it was possible that the fair value of the reporting units could be less than their carrying amounts, including goodwill. This trigger was identified as of March 31, 2023 and the facts and circumstances continued to be present through the date the Company emerged from the Restructuring Proceedings. The Predecessor performed an interim quantitative goodwill impairment test as of March 31, 2023 using a combination of the income valuation and market approach methodologies. The determination of the fair value of the reporting units requires significant estimates and assumptions, including significant unobservable inputs. The key inputs included, but were not limited to, discount rates, terminal growth rates, market multiple data from selected guideline public companies, management’s internal forecasts which include numerous assumptions such as projected net sales, gross profit, sales mix, operating and capital expenditures and earnings before interest and taxes margins, among others.

No impairment resulted from the interim quantitative goodwill impairment test. As of the interim impairment testing date of March 31, 2023, the indicated fair value was in excess of carrying value for both the Banking and Retail segments by approximately 43 percent and 34 percent, respectively.

The filing of the Chapter 11 Cases and Chapter 15 Proceedings were considered a continuation of the triggering event identified at March 31, 2023 in which it was indicated that it was possible that the fair value of the reporting units could be less than their carrying amounts, including goodwill. A quantitative analysis was performed and no impairment resulted in the Predecessor Period.

Successor

The excess of the Successor’s reorganization value over the fair value of identified tangible and intangible assets as of the Emergence Date is reported separately on the Company’s condensed consolidated balance sheets as goodwill. Refer to Note 3 for additional information on Fresh Start Adjustments.

The changes in the carrying amount of goodwill for the period from January 1, 2023 through August 11, 2023 (Predecessor) and August 12, 2023 through September 30, 2023 (Successor) are as follows:

	Banking	Retail	Total
Goodwill	$903.6	$269.6	$1,173.2
Accumulated impairment	(413.7)	(57.2)	(470.9)
Balance at January 1, 2023 (Predecessor)	$489.9	$212.4	$702.3
Currency translation adjustment	8.5	3.5	12.0
Goodwill	$912.1	$273.1	$1,185.2
Accumulated impairment	(413.7)	(57.2)	(470.9)
Fresh Start Adjustment	(27.0)	(66.3)	(93.3)
Balance at August 12, 2023 (Successor)	$471.4	$149.6	$621.0
Currency translation adjustment	$(14.0)	$(6.1)	$(20.1)
Divestitures	$—	$(4.2)	$(4.2)
Balance at September 30, 2023	$457.4	$139.3	$596.7

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2023
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)
The following summarizes information on Intangible assets by major category:

		Successor			Predecessor
		September 30, 2023			December 31, 2022
	Weighted-average remaining useful lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	16.4 years	$537.0	$(4.4)	$532.6	$662.3	$(448.7)	$213.6

Trade name/trademark	17.4 years	115.8	(0.9)	114.9	—	—	—
Capitalized software development	2.9 years	16.8	(0.8)	16.0	245.2	(202.7)	42.5
Development costs non-software	5.8 years	188.5	(4.4)	184.1	48.7	(48.7)	—
Other intangibles	1.5 years	39.9	(3.4)	36.5	48.7	(47.2)	1.5
Other intangible assets, net		361.0	(9.5)	351.5	342.6	(298.6)	44.0
Total		$898.0	$(13.9)	$884.1	$1,004.9	$(747.3)	$257.6

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

The following table identifies the activity relating to total capitalized software development:

2023
Beginning balance as of January 1 (Predecessor)	$42.5
Capitalization	13.1
Amortization	(12.4)
Other	(6.1)
Fresh Start Accounting adjustment	(23.3)
Beginning balance as of August 12 (Successor)	13.8
Capitalization	3.7
Amortization	(0.8)
Other	(0.7)
Ending balance as of September 30 (Successor)	$16.0

2022
Beginning balance as of January 1 (Predecessor)	$43.2
Capitalization	24.0
Amortization	(19.7)
Other	(9.0)
Ending balance as of September 30 (Predecessor)	$38.5

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2023
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)
Total amortization expense, excluding amounts related to deferred financing costs, was as follows:

	Successor	Predecessor
	Period from	Period from	Three months ended
	08/12/2023 through 09/30/2023	07/01/2023 through 08/11/2023	September 30, 2022
Amortization expense, excluding deferred financing costs	$15.6	$11.0	$23.2

	Period from	Period from	Nine months ended
	08/12/2023 through 09/30/2023	01/01/2023 through 08/11/2023	September 30, 2022
Amortization expense, excluding deferred financing costs	$15.6	$59.0	$72.1

Note 10: Product Warranties

The Company provides its customers a standard manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts.

As of August 11, 2023, management determined that the carrying value of the warranty accrual approximated the fair value; therefore, no fair value adjustment for fresh start accounting was recorded.

Changes in the Company’s warranty liability balance are illustrated in the following tables:

2023
Beginning balance as of January 1 (Predecessor)	$28.3
Current period accruals	18.8
Current period settlements	(21.9)
Currency translation adjustment	1.4
Beginning balance as of August 12 (Successor)	26.6
Current period accruals	3.9
Current period settlements	(4.1)
Currency translation adjustment	(1.2)
Ending balance as of September 30 (Successor)	$25.2

2022
Beginning balance as of January 1 (Predecessor)	$36.3
Current period accruals	12.2
Current period settlements	(17.0)
Currency translation adjustment	(2.6)
Ending balance as of September 30 (Predecessor)	$28.9

Note 11: Restructuring

In the second quarter of 2022, the Company announced a new initiative to streamline operations, drive efficiencies and digitize processes, targeting annualized cost savings of more than $150.0 by the end of 2023. During the period from August 12, 2023 through September 30, 2023 and the period from July 1, 2023 through August 11, 2023, the Company incurred $6.2 and $5.3 of restructuring and transformation costs, respectively. $4.3 of accruals were reversed in the Successor period. During the three

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2023
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)
and nine month periods ended September 30, 2022, the Company incurred $20.7 and $98.9, respectively, of restructuring and transformation costs. The most significant of these costs was $54.9, all recorded in the second quarter of 2022, that was accrued for future severance payments under an ongoing severance benefit program. The remainder of the expenses incurred primarily relates to transitioning personnel and consultant fees in relation to the transformation process.

As of August 11, 2023, management determined that the carrying value of the restructuring accrual approximated the fair value; therefore, no fair value adjustment for fresh start accounting was recorded.

The following tables summarizes the impact of the Company’s restructuring and transformation charges on the consolidated statements of operations:

	Successor	Predecessor
	Period from	Period from	Three months ended
	08/12/2023 through 09/30/2023	07/01/2023 through 08/11/2023	September 30, 2022
Cost of sales – services	$(2.5)	$1.1	$3.0
Cost of sales – products	(1.8)	0.2	1.3
Selling and administrative expense	9.9	3.0	13.9
Research, development and engineering expense	0.1	0.4	2.5
Loss on sale of assets, net	0.5	0.6	—
Total	$6.2	$5.3	$20.7

	Successor	Predecessor
	Period from	Period from	Nine months ended
	08/12/2023 through 09/30/2023	01/01/2023 through 08/11/2023	September 30, 2022
Cost of sales – services	$(2.5)	$5.3	$7.4
Cost of sales – products	(1.8)	0.8	10.0
Selling and administrative expense	9.9	29.4	71.7
Research, development and engineering expense	0.1	1.5	9.8
Loss on sale of assets, net	0.5	1.9	—
Total	$6.2	$38.9	$98.9

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2023
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)
The following table summarizes the Company’s severance accrual balance and related activity:

2023
Beginning balance as of January 1 (Predecessor)	$44.2
Severance accrual	6.8
Payout/Settlement	(37.0)
Other	0.4
Beginning balance as of August 12 (Successor)	14.4
Severance accrual	3.3
Payout/Settlement	(5.4)
Other	(0.3)
Ending balance as of September 30 (Successor)	$12.0

2022
Beginning balance as of January 1 (Predecessor)	$35.3
Severance accrual	54.9
Payout/Settlement	(35.6)
Other	(0.3)
Ending balance as of September 30 (Predecessor)	$54.3

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2023
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)
Note 12: Debt

Outstanding debt balances were as follows:

	Successor	Predecessor
	September 30, 2023	December 31, 2022
Notes payable – current
Lines of credit	$3.0	$0.9
2023 Term Loan B Facility - USD	—	12.9
2023 Term Loan B Facility - Euro	—	5.1
2025 New Term Loan B Facility - USD	—	5.3
2025 New Term Loan B Facility - EUR	—	1.1
Other	2.1	1.7
	$5.1	$27.0
Short-term deferred financing fees	—	(3.0)
	$5.1	$24.0

Long-term debt
2024 Senior Notes	—	72.1
2025 Senior Secured Notes - USD	—	2.7
2025 Senior Secured Notes - EUR	—	4.7
2026 Asset Backed Loan (ABL)	—	182.0
2025 New Term Loan B Facility - USD	—	529.5
2025 New Term Loan B Facility - EUR	—	95.5
2026 2L Notes	—	333.6
2025 New Senior Secured Notes - USD	—	718.1
2025 New Senior Secured Notes - EUR	—	379.7
2025 Superpriority Term Loans	—	400.6
Exit Facility	1,250.0	—
Other	4.3	6.3
	$1,254.3	$2,724.8
Long-term deferred financing fees	(1.2)	(139.0)
	$1,253.1	$2,585.8

DIP Facility and Exit Credit Agreement

On June 5, 2023, the Company, as borrower, entered into the credit agreement governing the DIP Facility along with certain financial institutions party thereto, as lenders (the Lenders), and GLAS USA LLC, as administrative agent, and GLAS Americas LLC, as collateral agent (the DIP Credit Agreement), and the closing of the DIP Facility occurred on the same day. The DIP Facility provided for two tranches of term loans to be made on the closing date of the DIP Facility: (i) a $760.0 Term B-1 tranche and (ii) a $490.0 Term B-2 tranche.

On June 5, 2023, the proceeds of the DIP Facility were used, among others, to: (i) repay in full the term loan obligations, including a make-whole premium, under the Superpriority Facility (defined below) and (ii) repay in full the ABL Facility (defined below) and cash collateralize letters of credit thereunder. The payment for the Superpriority Facility totaled $492.3 and was comprised of $401.3 of principal and interest, $20.0 of premium, and a make-whole amount of $71.0. The payment for the ABL Facility, including the FILO Tranche (defined below), and the cash collateralization of the letters of credit thereunder totaled $241.0 and was comprised of $211.2 of principal and interest and $29.8 of the cash collateralized letters of credit.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2023
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)
The DIP Facility provided for the following premiums and fees, as further described in the DIP Credit Agreement: (i) a participation premium equal to 10.00% of New Common Stock upon reorganization (subject only to dilution on account of the MIP); (ii) a backstop premium equal to 13.50% of New Common Stock; (iii) an upfront premium equal to 7.00% of New Common Stock and (iv) an additional premium equal to 7.00% of New Common Stock. Per the terms of the agreement, the backstop premium, the upfront premium and the additional premium were considered earned on May 30, 2023, and the participation premium was earned on the closing date in respect of the DIP Facility (i.e., June 5, 2023). As of June 30, 2023, the Company estimated the value of the DIP Facility premium based upon the midpoint of the equity value contained in the Disclosure Statement associated with the U.S. Plan. As discussed in Note 3, as of the Effective Date the Company determined the value of the common stock distributable pursuant to the Plans, based on the low end of the enterprise value for the reorganized entity, as contained in the Disclosure Statement to be $2,150.0. As a result, an adjustment to the DIP Facility premium was recorded by the Company to reflect this revised value in the final closing balance sheet of the Predecessor. The amount of this adjustment, $32.6, was recorded by the Predecessor as a reorganization item in the statement of operations. On August 11, 2023, contemporaneously with the Company’s emergence from the Restructuring Proceedings, the conversion of the aforementioned premiums and fees to New Common Stock occurred. The value of the DIP premiums that converted to equity was $384.4, as described in Note 3.

On the Effective Date (i.e., August 11, 2023), the Company, as borrower, entered into a credit agreement (the Exit Credit Agreement) governing its $1,250.0 senior secured term loan credit facility (the Exit Facility) along with the Lenders, GLAS USA LLC, as administrative agent, and GLAS Americas LLC, as collateral agent.

Concurrently with the closing of the Exit Facility, the Company’s existing $1,250.0 DIP Facility was terminated and the loans outstanding under the DIP Facility were converted into loans outstanding under the Exit Facility (the Conversion), and the liens and guarantees, including all guarantees and liens granted by certain subsidiaries of the Company that are organized in the United States and in certain foreign jurisdictions, granted under the DIP Facility were automatically terminated and released.

In connection with the Conversion, the entire $1,250.0 under the Exit Facility was deemed drawn on the Effective Date. The Exit Facility will mature on August 11, 2028.

The Company may repay the loans under the Exit Facility at any time; provided that certain repayments of the loans made on or prior to February 11, 2025 with the proceeds of certain types of indebtedness must be accompanied by a premium of either 1.00% or 5.00% of the principal amount of the loans repaid. The amount of the premium is based on the type of indebtedness incurred to repay the loans. Amounts borrowed and repaid under the Exit Facility may not be reborrowed.

The obligations of the Company under the Exit Facility are guaranteed by certain subsidiaries of the Company that are organized in the United States (the Guarantors). The Exit Facility and related guarantees are secured by perfected senior security interests and liens on substantially all assets of the Company and each Guarantor. Loans under the Exit Facility bear interest at an adjusted secured overnight financing rate with a one-month tenor rate plus 7.50 percent per annum or an adjusted base rate plus 6.50 percent per annum.

The Exit Facility includes conditions precedent, representations and warranties, affirmative and negative covenants and events of default that are customary for financings of this type and size. Events of default include both credit and non-credit events such as a change of control, nonpayment of principal or interest, etc. In the event of a default, the Lenders may declare the outstanding amounts immediately due and payable.

Below is a summary of financing information:

Financing Facilities	Interest Rate Index and Margin	Maturity/Termination Dates	Initial Term (Years)
Exit Facility(i)	SOFR + 7.50%	August 2028	5.0
(i)SOFR with a floor of 4.0 percent

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2023
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)
Line of Credit

As of September 30, 2023, the Company had various international short-term lines of credit with borrowing limits aggregating to $25.4. The weighted-average interest rate on outstanding borrowings on the short-term lines of credit as of September 30, 2023 and December 31, 2022 was 20% and 11%, respectively, and primarily relate to higher interest rate, short-term lines of credit in Columbia and Brazil. Short-term lines mature in less than one year. The remaining amount available under the short-term lines at September 30, 2023 was $22.4. These lines of credit support working capital, vendor financing and foreign exchange derivatives.

Restructuring Proceedings

In accordance with the Plans, on the Effective Date, all of the obligations of the Company with respect to the following debt instruments were cancelled:

•8.50% Senior Notes due 2024 (the 2024 Senior Notes), issued under the Indenture, dated as of April 19, 2016, among the Company, as issuer, certain of the Debtors, as guarantors, and Computershare Trust Company, NA, as successor to U.S. Bank Trust Company, National Association, as trustee, as amended, restated, amended and restated, supplemented, waived, or otherwise modified from time to time;
•9.375% Senior Secured Notes due 2025 (the First Lien U.S. Notes, referred to above as the “2025 Senior Secured Notes-USD” and the "2025 New Senior Secured Notes – EUR"), issued under the amended and restated senior secured notes indenture, dated as of December 29, 2022, among the Company, as issuer, certain of the Debtors, as guarantors, U.S. Bank Trust Company, National Association, as trustee, and GLAS Americas LLC, as notes collateral agent, as amended, restated, amended and restated, supplemented, waived, or otherwise modified from time to time;
•9.000% Senior Secured Notes due 2025 (the First Lien Euro Notes, referred to above as the “2025 Senior Secured Notes – EUR" and the "2025 New Senior Secured Notes – EUR"), issued under the amended and restated senior secured notes indenture, dated as of December 29, 2022, among Diebold Dutch, as issuer, the Company, as guarantor, certain of the Debtors, as guarantors, U.S. Bank Trust Company, National Association, as trustee, and GLAS Americas LLC, as notes collateral agent, as amended, restated, amended and restated, supplemented, waived, or otherwise modified from time to time;
•8.50%/12.50% Senior Secured PIK Toggle Notes due 2026 (the 2L Notes and, together with the 2024 Senior Notes, the First Lien U.S. Notes and First Lien Euro Notes, the Notes), issued under the senior secured PIK toggle notes indenture, dated as of December 29, 2022, among the Company, as issuer, certain of the Debtors, as guarantors, Computershare Trust Company, NA, as successor to U.S. Bank Trust Company, National Association, as trustee, and GLAS Americas LLC, as notes collateral agent, as amended, restated, amended and restated, supplemented, waived, or otherwise modified from time to time;
•Credit Agreement, dated as of November 23, 2015 (referred to above as the "2023 Term Loan B Facilities"), by and among the Company, as borrower, certain of the Debtors as guarantors, the banks, financial institutions, and other lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, as amended, restated, amended and restated, supplemented, waived, or otherwise modified from time to time; and
•Credit Agreement, dated as of December 29, 2022 (referred to above as the "2025 New Term Loan B Facilities"), by and among the Company, as borrower, certain of the Debtors, as guarantors, the banks, financial institutions, and other lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent and GLAS Americas LLC, as collateral agent, as amended, restated, amended and restated, supplemented, waived or otherwise modified from time to time.

2022 Restructuring Activities

All of the following obligations of the Predecessor were cancelled when the related instruments were paid with the DIP Facility proceeds.

•Superpriority Facility - On December 29, 2022, the Company and Diebold Nixdorf Holding Germany GmbH (the Superpriority Borrower) entered into a Credit Agreement (the Superpriority Credit Agreement), providing for a superpriority secured term loan facility of $400.0 (the Superpriority Facility). On the December 2022 settlement date with respect to the Superpriority Facility, the Superpriority Borrower borrowed the full $400.0 of term loans available (the Superpriority Term Loans). The Superpriority Term Loans were to mature on July 15, 2025. On June 5, 2023, proceeds from the DIP Facility were used to repay in full the term loan obligations, including a make-whole premium, under the Superpriority Credit Agreement.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2023
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)
•ABL Revolving Credit and Guaranty Agreements - On December 29, 2022, the Company and subsidiary borrowers (together with the Company, the ABL Borrowers) entered into a Revolving Credit and Guaranty Agreement (the ABL Credit Agreement). The ABL Credit Agreement provided for an asset-based revolving credit facility (the ABL Facility) consisting of three Tranches (respectively, Tranche A, Tranche B and Tranche C) with a total commitment of up to $250.0, including a Tranche A commitment of up to $155.0, a Tranche B commitment of up to $25.0 and a Tranche C commitment of up to $70.0. On the December 2022 settlement date with respect to the ABL Revolving Credit and Guaranty Agreements, certain ABL Borrowers borrowed a total of $182.0 under the ABL Facility, consisting of $122.0 of Tranche A loans and $60.0 of Tranche C loans. The ABL Facility was to mature on July 20, 2026, subject to a springing maturity to a date that is 91 days prior to the maturity date of any indebtedness for borrowed money (other than term loans or 2024 Senior Notes that were not exchanged in connection with the December 2022 refinancing transactions) in an aggregate principal amount of more than $25.0 incurred by the Company or any of its subsidiaries. On June 5, 2023, proceeds from the DIP Facility were used to repay in full the ABL Facility and cash collateralize letters of credit thereunder.
•FILO Amendment - On March 21, 2023, the Company and certain of its subsidiaries entered into an amendment and limited waiver (the FILO Amendment) to the ABL Credit Agreement. The FILO Amendment provided for an additional tranche (the FILO Tranche) of commitments under the ABL Credit Agreement consisting of a senior secured “last out” term loan facility (the FILO Facility). An additional amount of $55.0 under the FILO Facility was borrowed in full on March 21, 2023. The FILO Facility matured on June 4, 2023. On June 5, 2023, proceeds from the DIP Facility were used to repay in full the FILO Tranche.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2023
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)
Note 13: Equity

The following tables present changes in shareholders' equity attributable to Diebold Nixdorf, Incorporated and the noncontrolling interests:

					Accumulated Other Comprehensive Loss		Total Diebold Nixdorf, Incorporated Shareholders' Equity
	Common Shares	Additional Capital	Accumulated Deficit	Treasury Shares		Equity Warrants		Non-controlling Interests	Total Equity
Balance, December 31, 2022 (Predecessor)	$119.8	$831.5	$(1,406.7)	$(585.6)	$(360.0)	$20.1	$(1,380.9)	$9.8	$(1,371.1)
Net loss	—	—	(111.1)	—	—	—	(111.1)	(0.4)	(111.5)
Other comprehensive loss	—	—	—	—	6.3	—	6.3	2.2	8.5
Share-based compensation issued	1.0	(1.0)	—	—	—	—	—	—	—
Share-based compensation expense	—	1.3	—	—	—	—	1.3	—	1.3
Treasury shares	—	—	—	(0.8)	—	—	(0.8)	—	(0.8)
Balance, March 31, 2023 (Predecessor)	$120.8	$831.8	$(1,517.8)	$(586.4)	$(353.7)	$20.1	$(1,485.2)	$11.6	$(1,473.6)
Net loss	—	—	(677.1)	—	—	—	(677.1)	(0.2)	(677.3)
Other comprehensive loss	—	—	—	—	26.2	—	26.2	(6.6)	19.6
Share-based compensation issued	0.4	(0.5)	—	—	—	—	(0.1)	—	(0.1)
Share-based compensation expense	—	0.8	—	—	—	—	0.8	—	0.8
Balance, June 30, 2023 (Predecessor)	$121.2	$832.1	$(2,194.9)	$(586.4)	$(327.5)	$20.1	$(2,135.4)	$4.8	$(2,130.6)
Net income	—	—	2,146.5	—	—	—	2,146.5	(0.2)	2,146.3
Other comprehensive loss	—	—	—	—	7.5	—	7.5	(3.3)	4.2
Share-based compensation expense	—	0.3	—	—	—	—	0.3	—	0.3
Acceleration of Predecessor equity awards	—	2.8	—	—	—	—	2.8	—	2.8

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2023
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)

Elimination of Predecessor common shares, additional capital, retained earnings, treasury shares and warrants	(121.2)	(835.2)	48.4	586.4	—	(20.1)	(341.7)	—	(341.7)
Elimination of accumulated other comprehensive income (loss)	—	—	—	—	320.0	—	320.0	—	320.0
Change in value of non-controlling interests	—	—	—	—	—	—	—	12.6	12.6
Issuance of Successor common shares	0.4	1,038.6	—	—	—	—	1,039.0	—	1,039.0
Balance, August 12, 2023 (Successor)	$0.4	$1,038.6	$—	$—	$—	$—	$1,039.0	$13.9	$1,052.9
Net loss	—	—	(26.5)	—	—		(26.5)	0.7	(25.8)
Other comprehensive loss	—	—	—	—	(35.8)	—	(35.8)	0.2	(35.6)
Balance, September 30, 2023 (Successor)	$0.4	$1,038.6	$(26.5)	$—	$(35.8)	$—	$976.7	$14.8	$991.5

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2023
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)

					Accumulated Other Comprehensive Loss		Total Diebold Nixdorf, Incorporated Shareholders' Equity
	Common Shares	Additional Capital	Accumulated Deficit	Treasury Shares		Equity Warrants		Non-controlling Interests	Total Equity
Balance, December 31, 2021 (Predecessor)	$118.3	$819.6	$(822.4)	$(582.1)	$(378.5)	$—	$(845.1)	$8.1	$(837.0)
Net loss	—	—	(183.1)	—	—	—	(183.1)	(0.8)	(183.9)
Other comprehensive loss	—	—	—	—	13.1	—	13.1	0.8	13.9
Share-based compensation issued	1.2	(1.2)	—	—	—	—	—	—	—
Share-based compensation expense	—	1.7	—	—	—	—	1.7	—	1.7
Treasury shares	—	—	—	(3.3)	—	—	(3.3)	—	(3.3)
Balance, March 31, 2022 (Predecessor)	$119.5	$820.1	$(1,005.5)	$(585.4)	$(365.4)	$—	$(1,016.7)	$8.1	$(1,008.6)
Net loss	—	—	(199.2)	—	—	—	(199.2)	0.1	(199.1)
Other comprehensive loss	—	—	—	—	(46.8)	—	(46.8)	2.3	(44.5)
Share-based compensation issued	0.1	(0.3)	—	—	—	—	(0.2)	—	(0.2)
Share-based compensation expense	—	5.2	—	—	—	—	5.2	—	5.2
Treasury shares	—	—	—	—	—	—	—	—	—
Balance, June 30, 2022 (Predecessor)	$119.6	$825.0	$(1,204.7)	$(585.4)	$(412.2)	$—	$(1,257.7)	$10.5	$(1,247.2)
Net loss	—	—	(49.8)	—	—	—	(49.8)	(0.7)	$(50.5)
Other comprehensive loss	—	—	—	—	(24.6)	—	(24.6)	1.9	$(22.7)
Share-based compensation issued	0.1	—	—	—	—	—	0.1	—	$0.1
Share-based compensation expense	—	2.7	—	—	—	—	2.7	—	$2.7
Treasury shares	—	—	—	(0.1)	—	—	(0.1)	—	$(0.1)
Balance, September 30, 2022 (Predecessor)	$119.7	$827.7	$(1,254.5)	$(585.5)	$(436.8)	$—	$(1,329.4)	$11.7	$(1,317.7)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2023
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)
Note 14: Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the Company’s accumulated other comprehensive income (loss) (AOCI), net of tax, by component for 2023:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2023 (Predecessor)	$(352.1)	$(1.9)	$5.3	$(12.6)	$1.3	$(360.0)
Other comprehensive income (loss) before reclassifications (1)	4.7	—	0.3	—	—	5.0
Amounts reclassified from AOCI	—	—	—	1.3	—	1.3
Net current-period other comprehensive income (loss)	4.7	—	0.3	1.3	—	6.3
Balance at March 31, 2023 (Predecessor)	$(347.4)	$(1.9)	$5.6	$(11.3)	$1.3	$(353.7)
Other comprehensive income (loss) before reclassifications (2)	25.2	—	0.2	—	—	25.4
Amounts reclassified from AOCI	—	—	—	0.8	—	0.8
Net current-period other comprehensive income (loss)	25.2	—	0.2	0.8	—	26.2
Balance at June 30, 2023 (Predecessor)	$(322.2)	$(1.9)	$5.8	$(10.5)	$1.3	$(327.5)
Other comprehensive income (loss) before reclassifications (3)	(1.2)	4.7	2.9	—	—	6.4
Amounts reclassified from AOCI	—	—	—	1.1	—	1.1
Fresh Start adjustments	323.4	(2.8)	(8.7)	9.4	(1.3)	320.0
Net current-period other comprehensive income (loss)	322.2	1.9	(5.8)	10.5	(1.3)	327.5
Balance at August 12, 2023 (Successor)	$—	$—	$—	$—	$—	$—
Other comprehensive income (loss) before reclassifications (4)	(35.8)	—	—	—	—	(35.8)
Amounts reclassified from AOCI	—	—	—	—	—	—
Net current-period other comprehensive income (loss)	(35.8)	—	—	—	—	(35.8)
Balance at September 30, 2023 (Successor)	$(35.8)	$—	$—	$—	$—	$(35.8)
(1) Other comprehensive income (loss) before reclassifications within the translation component excludes $(2.2) of translation attributable to noncontrolling interests.
(2) Other comprehensive income (loss) before reclassifications within the translation component excludes $6.6 of translation attributable to noncontrolling interests.
(3) Other comprehensive income (loss) before reclassifications within the translation component excludes $3.3 of translation attributable to noncontrolling interests.
(4) Other comprehensive income (loss) before reclassifications within the translation component excludes $(0.2) of translation attributable to noncontrolling interests.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2023
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for 2022:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2022 (Predecessor)	$(310.9)	$(1.9)	$0.4	$(64.6)	$(1.5)	$(378.5)
Other comprehensive income (loss) before reclassifications (1)	10.4	(1.0)	2.9	—	0.7	13.0
Amounts reclassified from AOCI	—	—	(0.6)	0.7	—	0.1
Net current-period other comprehensive income (loss)	10.4	(1.0)	2.3	0.7	0.7	13.1
Balance at March 31, 2022 (Predecessor)	$(300.5)	$(2.9)	$2.7	$(63.9)	$(0.8)	$(365.4)
Other comprehensive income (loss) before reclassifications (2)	(49.6)	0.9	1.8	—	—	(46.9)
Amounts reclassified from AOCI	—	—	—	0.1	—	0.1
Net current-period other comprehensive income (loss)	(49.6)	0.9	1.8	0.1	—	(46.8)
Balance at June 30, 2022 (Predecessor)	$(350.1)	$(2.0)	$4.5	$(63.8)	$(0.8)	$(412.2)
Other comprehensive income (loss) before reclassifications (3)	(38.1)	0.1	0.5	—	—	(37.5)
Amounts reclassified from AOCI	—	—	—	12.9	—	12.9
Net current-period other comprehensive income (loss)	(38.1)	0.1	0.5	12.9	—	(24.6)
Balance at September 30, 2022 (Predecessor)	$(388.2)	$(1.9)	$5.0	$(50.9)	$(0.8)	$(436.8)
(1) Other comprehensive income (loss) before reclassifications within the translation component excludes $(0.8) of translation attributable to noncontrolling interests.:
(2) Other comprehensive income (loss) before reclassifications within the translation component excludes $(2.3) of translation attributable to noncontrolling interests.:
(3) Other comprehensive income (loss) before reclassifications within the translation component excludes $(1.9) of translation attributable to noncontrolling interests.:

The following table summarizes the details about the amounts reclassified from AOCI:

	Successor	Predecessor		Affected Line Item on the Statement of Operations
	Period from	Period from	Three months ended
	08/12/2023 through 09/30/2023	07/01/2023 through 08/11/2023	September 30, 2022
Pension and post-retirement benefits:
Net actuarial gain (loss) amortized (net of tax of $(3.1), and $(0.6) in the Predecessor Periods, respectively)	$—	$1.1	$(1.4)	Miscellaneous, net
Net actuarial losses recognized due to settlement (net of tax of $0.0 and $0.0 in the Predecessor Periods, respectively)	—	—	14.3	Miscellaneous, net
Total reclassifications for the period	$—	$1.1	$12.9

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2023
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)

	Successor	Predecessor		Affected Line Item on the Statement of Operations
	Period from	Period from	Nine months ended
	08/12/2023 through 09/30/2023	01/01/2023 through 08/11/2023	September 30, 2022
Interest rate hedge loss	$—	$—	$(0.6)	Interest expense
Pension and post-retirement benefits:
Net actuarial gain (loss) amortized (net of tax of $(3.8), and $(1.0) in the Predecessor Periods, respectively)	—	3.2	(0.6)	Miscellaneous, net
Net actuarial losses recognized due to settlement (net of tax of $0.0 and $0.0 in the Predecessor Periods, respectively)	—	—	14.3	Miscellaneous, net
Total reclassifications for the period	$—	$3.2	$13.1

Note 15: Divestitures

Predecessor Divestitures

In the first and second quarters of 2022, the Predecessor received net proceeds of $5.8 and $4.7, respectively, from the German reverse vending business sale. The Predecessor signed a divestiture agreement for its German reverse vending business in the fourth quarter of 2021, however the transaction had not closed as it was pending the regulatory process as of December 31, 2021. An impairment loss was recorded in 2021 related to this transaction for $1.3.

In the third quarter of 2022, the Predecessor received $3.5 in cash proceeds related to the sale of IT assets with no book value.

In the fourth quarter of 2022, the Predecessor received $2.7 in cash proceeds and recognized $1.9 of gain related to the sale of a building in Belgium.

Successor Divestitures

During the Successor Period, the Company sold its non-core European retail business that had been classified as held for sale in the Successor Period.

Note 16: Benefit Plans

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
FORM 10-Q as of September 30, 2023
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

Changes in Policies. Upon emergence from the Restructuring Proceedings, the Company has elected to make the following policy changes for its benefit plans:

•Increasing the gain/loss amortization corridor from 5 percent to 10 percent, which will reduce future gain/loss amortization volatility.
•For the U.S. defined benefit pension plans, the company has elected to value assets using the fair market value of assets. This method aligns with the assumptions previously utilized by the Company's non-US. defined benefit plans.

The following tables set forth the net periodic benefit cost for the Company’s U.S. defined benefit pension plans:

	Successor	Predecessor
	Period from	Period from	Three months ended
	08/12/2023 through 09/30/2023	07/01/2023 through 08/11/2023	September 30, 2022
Components of net periodic benefit cost
Interest cost	$2.7	$2.2	$4.5
Expected return on plan assets	(2.1)	(2.0)	(4.3)
Recognized net actuarial loss	—	—	0.2
Settlement loss recognized	—	—	14.3
Net periodic pension benefit cost	$0.6	$0.2	$14.7

	Successor	Predecessor
	Period from	Period from	Nine months ended
	08/12/2023 through 09/30/2023	01/01/2023 through 08/11/2023	September 30, 2022
Components of net periodic benefit cost
Interest cost	$2.7	$11.9	$13.0
Expected return on plan assets	(2.1)	(11.0)	(15.9)
Recognized net actuarial loss	—	0.4	3.3
Settlement loss recognized	—	—	14.3
Net periodic pension benefit cost	$0.6	$1.3	$14.7

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2023
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)
The following tables set forth the net periodic benefit cost for the Company’s Non-U.S. defined benefit pension plans:

	Successor	Predecessor
	Period from	Period from	Three months ended
	08/12/2023 through 09/30/2023	07/01/2023 through 08/11/2023	September 30, 2022
Components of net periodic benefit cost
Service cost	$1.0	$0.8	$2.4
Interest cost	1.6	1.5	1.1
Expected return on plan assets	(2.0)	(1.7)	(3.8)
Recognized net actuarial gain	—	(0.5)	(0.4)
Amortization of prior service cost	—	(0.1)	(0.1)
Settlement gain recognized	—	(2.1)	—
Net periodic pension benefit cost	$0.6	$(2.1)	$(0.8)

	Successor	Predecessor
	Period from	Period from	Nine months ended
	08/12/2023 through 09/30/2023	01/01/2023 through 08/11/2023	September 30, 2022
Components of net periodic benefit cost
Service cost	$1.0	$3.9	$7.1
Interest cost	1.6	7.2	3.3
Expected return on plan assets	(2.0)	(8.4)	(11.6)
Recognized net actuarial gain	—	(2.3)	(1.3)
Amortization of prior service cost	—	(0.5)	(0.3)
Settlement gain recognized	—	(2.1)	—
Net periodic pension benefit cost	$0.6	$(2.2)	$(2.8)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2023
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)
The following tables set forth the net periodic benefit cost for the Company’s other benefit plans during the period:

	Successor	Predecessor
	Period from	Period from	Three months ended
	08/12/2023 through 09/30/2023	07/01/2023 through 08/11/2023	September 30, 2022
Components of net periodic benefit cost
Interest cost	$—	$0.1	$0.1
Recognized net actuarial gain	—	(0.1)	(0.1)
Net periodic pension benefit cost	$—	$—	$—

	Successor	Predecessor
	Period from	Period from	Nine months ended
	08/12/2023 through 09/30/2023	01/01/2023 through 08/11/2023	September 30, 2022
Components of net periodic benefit cost
Interest cost	$—	$0.2	$0.2
Recognized net actuarial gain	—	(0.3)	(0.3)
Net periodic pension benefit cost	$—	$(0.1)	$(0.1)

The following table represents the weighted-average assumptions used to determine net periodic benefit cost:

	Successor			Predecessor
	September 30, 2023			December 31, 2022
	U.S. Plans	Non-U.S. Plans	Other Benefits	U.S. Plans	Non-U.S. Plans	Other Benefits
Discount rate	3.16%	2.38%	6.83%	2.99%	2.39%	4.22%
Expected long-term return on plan assets	5.25%	3.75%	N/A	5.25%	3.30%	N/A
Rate of compensation increase	N/A	3.88%	N/A	N/A	3.89%	N/A

Contributions and Reimbursements

For the Predecessor Periods from January 1, 2023 through August 11, 2023 and the nine months ended September 30, 2022, there were contributions of $23.3 and $27.6, respectively, made to the qualified and non-qualified pension plans. For the Successor Period from August 12, 2023 through September 30, 2023, contributions of $1.6 were made to the qualified and non-qualified pension plans.

The Company received reimbursements of $22.8 and $17.0 for certain benefits paid from its German plan trustee during March 2023 and May 2022, respectively. Both reimbursements were received by the Predecessor.

Note 17: Leases

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
FORM 10-Q as of September 30, 2023
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

The following table summarizes the weighted-average remaining lease terms and discount rates related to the Company's lease population:

Successor
September 30, 2023
Weighted-average remaining lease terms (in years)
Operating leases	4.9
Finance leases	2.7
Weighted-average discount rate
Operating leases	8.5%
Finance leases	6.6%

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

As of September 30, 2023, the Company did not have any material leases that have not yet commenced but that create significant rights and obligations.

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
FORM 10-Q as of September 30, 2023
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)
The following tables summarize the components of lease expense:

	Successor	Predecessor
	Period from	Period from	Three months ended
	08/12/2023 through 09/30/2023	07/01/2023 through 08/11/2023	September 30, 2022
Lease expense
Operating lease expense	$8.2	$7.5	$18.7
Finance lease expense
Amortization of ROU lease assets	$0.6	$0.8	$1.1
Interest on lease liabilities	$0.1	$0.2	$0.2
Variable lease expense	$1.0	$0.9	$1.7

	Successor	Predecessor
	Period from	Period from	Nine months ended
	08/12/2023 through 09/30/2023	01/01/2023 through 08/11/2023	September 30, 2022
Lease expense
Operating lease expense	$8.2	$41.9	$57.7
Finance lease expense
Amortization of ROU lease assets	$0.6	$2.4	$3.0
Interest on lease liabilities	$0.1	$0.5	$0.5
Variable lease expense	$1.0	$5.2	$7.5

The following table summarizes the maturities of lease liabilities:

	Operating	Finance
2023 (excluding the nine months ended September 30, 2023)	$15.1	$1.2
2024	40.1	3.8
2025	26.4	1.8
2026	15.7	1.1
2027	9.3	0.6
Thereafter	20.2	0.2
Total	126.8	8.7
Less: Present value discount	(21.1)	(0.7)
Lease liability	$105.7	$8.0

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2023
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)
The following table summarizes the cash flow information related to leases:

	Successor	Predecessor
	Period from	Period from	Nine months ended
	08/12/2023 through 09/30/2023	01/01/2023 through 08/11/2023	September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating - operating cash flows	$11.8	$43.3	$57.7
Finance - financing cash flows	$0.5	$2.5	$3.1
Finance - operating cash flows	$0.1	$0.5	$0.5
ROU lease assets obtained in the exchange for lease liabilities:
Operating leases	$0.8	$19.2	$24.7
Finance leases	$—	$0.6	$6.6

Refer to Note 3 for further detail relating to Fresh Start Accounting adjustments related to leases. The following table summarizes the balance sheet information related to leases:

	Successor	Predecessor
	September 30, 2023	December 31, 2022
Assets
Operating	$98.0	$108.5
Finance	7.7	10.3
Total leased assets	$105.7	$118.8

Current liabilities
Operating	$40.1	$39.0
Finance	3.9	4.1
Noncurrent liabilities
Operating	65.5	76.7
Finance	4.2	5.7
Total lease liabilities	$113.7	$125.5

Operating and finance leases are included in other assets, other current liabilities and other liabilities on the consolidated balance sheets.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2023
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)
Note 18: Fair Value of Assets and Liabilities

Assets and liabilities subject to fair value measurement by fair value level are recorded as follows:

		Successor			Predecessor
		September 30, 2023			December 31, 2022
			Fair Value Measurements Using			Fair Value Measurements Using
	Classification on condensed consolidated Balance Sheets	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets
Certificates of deposit	Short-term investments	$16.6	$16.6	$—	$24.6	$24.6	$—
Assets held in rabbi trusts	Securities and other investments	2.8	2.8	—	4.4	4.4	—
Total		$19.4	$19.4	$—	$29.0	$29.0	$—
Liabilities
Deferred compensation	Other liabilities	2.8	2.8	—	4.4	4.4	—
Total		$2.8	$2.8	$—	$4.4	$4.4	$—

The Company uses the end of period when determining the timing of transfers between levels. During the Successor and Predecessor Periods, there were no transfers between levels.

The carrying amount of the Predecessor's revolving credit facility approximates fair value. The remaining debt had a carrying value of $2,557.6 and fair value of $1,819.7 at December 31, 2022. The Successor's debt had a carrying value of $1,260.1 and fair value of $1,260.6 at September 30, 2023.

Refer to Note 12 for further details surrounding the Company's debt as of September 30, 2023 compared to December 31, 2022 and Note 3 for further detail regarding Fresh Start Accounting adjustments related to the Company's debt.

Note 19: Commitments and Contingencies

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

At September 30, 2023, the Company was a party to several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the condensed consolidated financial statements would not be materially affected by the outcome of these indirect tax claims and/or proceedings or asserted claims.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2023
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)
A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated liabilities. The Company estimated the aggregate risk at September 30, 2023 to be up to $51.1 for its material indirect tax matters. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire.

Legal Contingencies

At September 30, 2023, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate were considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings or asserted claims.

In addition to these normal course of business litigation matters, the Successor continues to be a party to the proceedings that began in the Predecessor Period described below:

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

The second appraisal proceeding relates to the cash merger squeeze-out of minority shareholders of Diebold Nixdorf AG in 2019 and is currently pending at the same Chamber for Commercial Matters (Kammer für Handelssachen) at the District Court (Landgericht) of Dortmund (Germany) that was originally competent for the DPLTA appraisal proceedings. The squeeze-out appraisal proceeding was filed by former minority shareholders of Diebold Nixdorf AG challenging the adequacy of the cash exit compensation of €54.80 per Diebold Nixdorf AG share (of which 1.4 million shares were then outstanding) in connection with the merger squeeze-out.

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

The District Court of Dortmund dismissed in 2022 all claims to increase the cash compensation and the annual recurring compensation in the DPLTA appraisal proceeding and rejected in 2023 all claims to increase the cash compensation in the merger squeeze-out appraisal proceeding. These first instance decisions, however, are not final as some of the plaintiffs filed appeals in the DPLTA appraisal proceeding and the deadline to submit an appeal in the squeeze-out appraisal proceeding has not yet expired. The Company believes that the compensation offered in connection with the DPLTA and the merger squeeze-out was in both cases fair and that the decisions of the District Court of Dortmund in the DPLTA and merger squeeze-out appraisal proceedings validate its position. German courts often adjudicate increases of the cash compensation to plaintiffs in varying amounts in connection with German appraisal proceedings. Therefore, the Company cannot rule out that a court may increase the cash compensation in these appraisal proceedings. The Company, however, is convinced that its defense in both appraisal proceedings is supported by strong sets of facts and the Company will continue to vigorously defend itself in these matters.

Related legal fees are expensed as incurred.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2023
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)
Bank Guarantees, Standby Letters of Credit, and Surety Bonds

In the ordinary course of business, the Company may issue performance guarantees on behalf of its subsidiaries to certain customers and other parties. Some of those guarantees may be backed by standby letters of credit, surety bonds, or similar instruments. In general, under the guarantees, the Company would be obligated to perform, or cause performance, over the term of the underlying contract in the event of an unexcused, uncured breach by its subsidiary, or some other specified triggering event, in each case as defined by the applicable guarantee. At September 30, 2023, the maximum future contractual obligations relative to these various guarantees totaled $118.8, of which $24.0 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2022, the maximum future payment obligations relative to these various guarantees totaled $173.2, of which $24.0 represented standby letters of credit to insurance providers, and no associated liability was recorded.

Restricted Cash

The following table provides a reconciliation of Cash, cash equivalents and Short-term and Long-term restricted cash reporting within the Company's Condensed Consolidated Balance Sheets and in the Condensed Consolidated Statements of Cash Flows:

	Successor	Predecessor
	September 30, 2023	December 31, 2022
Cash and cash equivalents	$376.1	$307.4

Professional fee escrow	22.9	—
Bank collateral guarantees	32.4	2.6
Pension collateral guarantees	8.9	9.1
Restricted cash and cash equivalents	64.2	11.7
Total cash, cash equivalents, and restricted cash	$440.3	$319.1

The balances primarily relate to cash held in escrow for the purpose of paying certain professional fees as a result of the Restructuring Proceedings as described in Note 2 and collateralized letters of credit supporting corporate insurance.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2023
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)
Note 20: Revenue Recognition

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

	Successor	Predecessor
	Period from	Period from	Nine months ended
Timing of revenue recognition	08/12/2023 through 09/30/2023	01/01/2023 through 08/11/2023	September 30, 2022
Products transferred at a point in time	48%	39%	37%
Products and services transferred over time	52%	61%	63%
Net sales	100%	100%	100%

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

The following table provides information about receivables and deferred revenue, which represent contract liabilities from contracts with customers:

Contract balance information	Trade receivables	Contract liabilities
Balance at December 31, 2022 (Predecessor)	$612.2	$453.2
Balance at September 30, 2023 (Successor)	$703.8	$351.5

There have been $16.6, $1.0, and $18.3 of impairment losses recognized as bad debt related to receivables or contract assets arising from the Company's contracts with customers during the period from January 1, 2023 through August 11, 2023, the period from August 12, 2023 through September 30, 2023, and the nine months ended September 30, 2022, respectively.

As of December 31, 2022, the Predecessor had $453.2 of unrecognized deferred revenue constituting the remaining performance obligations that are unsatisfied (or partially unsatisfied). During the period from January 1, 2023 through August 11, 2023 and the period from August 12, 2023 through September 30, 2023, the Company recognized revenue of $223.4 and $63.7, respectively, related to the Company's deferred revenue balance at December 31, 2022.

Transaction price allocated to the remaining performance obligations

As of September 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1,300. The Company generally expects to recognize revenue on the remaining performance obligations over the next twelve months. The Company enters into service agreements with cancellable terms after a certain period without penalty. Unsatisfied obligations reflect only the obligation during the initial term. The Company applies the practical expedient in ASC paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2023
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)

Note 21: Finance Lease Receivables

Under certain circumstances, the Company provides financing arrangements to customers that are largely classified and accounted for as sales-type leases. The Company records interest income and any fees or costs related to financing receivables using the effective interest method over the term of the lease.

As of August 11, 2023, the carrying value of finance lease receivables approximated the fair value; therefore, no fair value adjustment for Fresh Start Accounting was required.

The following table presents the components of finance lease receivables:

	Successor	Predecessor
	September 30, 2023	December 31, 2022
Gross minimum lease receivables	$25.0	$28.1
Allowance for credit losses	(0.1)	(0.2)
Estimated unguaranteed residual values	—	0.1
	24.9	28.0
Less:
Unearned interest income	(0.9)	(1.5)
Total	$24.0	$26.5

Future minimum payments due from customers under finance lease receivables as of September 30, 2023 are as follows:

2023	$2.3
2024	7.2
2025	4.7
2026	4.2
2027	3.2
Thereafter	3.4
$25.0

There were no significant changes in provision for credit losses, recoveries and write-offs during the nine months ended September 30, 2023 or 2022.

Note 22: Segment Information

The Company's reportable operating segments are as follows: Banking and Retail. Segment operating profit as disclosed herein is consistent with the segment profit or loss measure used by the CODM and does not include corporate charges, amortization of acquired intangible assets, asset impairment, restructuring and transformation charges, the results of the held-for-sale European retail business, or other non-routine, unusual or infrequently occurring items, as the CODM does not regularly review and use such financial measures to make decisions, allocate resources and assess performance.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2023
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)
Segment revenue represents revenues from sales to external customers. Segment operating profit is defined as revenues less expenses directly attributable to the segments. The Company does not allocate to its segments certain operating expenses which are managed at the headquarters level; that are not used in the management of the segments, not segment-specific, and impractical to allocate. In some cases the allocation of corporate charges has changed from the legacy structure to the new structure, but prior periods have been recast to conform to the new presentation. Segment operating profit reconciles to consolidated Profit (loss) before taxes by deducting items that are not attributed to the segments and which are managed independently of segment results. Assets are not allocated to segments, and thus are not included in the assessment of segment performance, and consequently, we do not disclose total assets and depreciation and amortization expense by reportable operating segment.

The following tables present information regarding the Company’s segment performance and provide a reconciliation between segment operating profit and the consolidated Profit (loss) before taxes:

	Successor	Predecessor
	Period from	Period from	Three months ended
	08/12/2023 through 09/30/2023	07/01/2023 through 08/11/2023	September 30, 2022
Net sales summary by segment
Banking	$409.0	$253.2	$580.3
Retail	181.1	97.2	225.0
Held for sale non-core European retail business(7)	1.7	1.2	5.1
Total revenue	$591.8	$351.6	$810.4

Segment operating profit
Banking(8)	$59.3	$29.3	$83.1
Retail	31.3	15.1	31.1
Total segment operating profit	$90.6	$44.4	$114.2

Corporate charges not allocated to segments(1)	$(47.0)	$(26.3)	$(54.2)
Impairment of assets(2)	(1.1)	(0.6)	(4.1)
Amortization of Wincor Nixdorf purchase accounting intangible assets(3)	—	(6.1)	(16.6)
Restructuring and transformation expenses(4)	(5.1)	(4.8)	(20.7)
Refinancing related costs(5)	0.3	(0.1)	(13.4)
Net non-routine expense(6)	0.2	(4.7)	5.3
Held for sale non-core European retail business(7)	(1.0)	(1.3)	(5.0)
	(53.7)	(43.9)	(108.7)
Operating profit	36.9	0.5	5.5
Other (expense) income	(77.0)	2,239.7	(51.5)
(Loss) profit before taxes	$(40.1)	$2,240.2	$(46.0)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2023
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)

	Successor	Predecessor
	Period from	Period from	Nine months ended
	08/12/2023 through 09/30/2023	01/01/2023 through 08/11/2023	September 30, 2022
Net sales summary by segment
Banking	$409.0	$1,511.0	$1,733.3
Retail	181.1	610.0	742.4
Held for sale non-core European retail business(7)	1.7	10.9	16.2
Total revenue	$591.8	$2,131.9	$2,491.9

Segment operating profit
Banking(8)	$59.3	$211.6	$209.4
Retail	31.3	86.2	90.0
Total segment operating profit	$90.6	$297.8	$299.4

Corporate charges not allocated to segments(1)	(47.0)	(159.8)	(188.0)
Impairment of assets(2)	(1.1)	(3.3)	(64.7)
Amortization of Wincor Nixdorf purchase accounting intangible assets(3)	—	(41.8)	(52.8)
Restructuring and transformation expenses(4)	(5.1)	(38.4)	(98.9)
Refinancing related costs(5)	0.3	(44.7)	(13.4)
Net non-routine expense(6)	0.2	(7.4)	(34.3)
Held for sale non-core European retail business(7)	(1.0)	(7.9)	(16.7)
	(53.7)	(303.3)	(468.8)
Operating profit (loss)	36.9	(5.5)	(169.4)
Other (expense) income	(77.0)	1,453.9	(142.1)
(Loss) profit before taxes	$(40.1)	$1,448.4	$(311.5)

(1)    Corporate charges not allocated to segments include headquarter-based costs associated primarily with human resources, finance, IT and legal that are not directly attributable to a particular segment and are separately assessed by the CODM for purposes of making decisions, assessing performance and allocating resources. It also includes the impact of $2.8 of revenue reversed due to a legal settlement penalty during the Successor Period.
(2)    Impairment in the 2023 Successor Period primarily relates to German and Indian facilities. Impairment in the 2023 Predecessor Periods primarily relate to leased European facilities closures. Impairment during the nine months ended September 30, 2022 Predecessor Period was primarily comprised of $38.4 related to impairment of capitalized cloud-based North America ERP, and the Company impaired $16.8 of assets connected with the Company's operations in Russia, Ukraine and Belarus as a result of the Russian incursion into Ukraine and the related economic sanctions.
(3)    The amortization of purchase accounting intangible assets is not included in the segment results used by the CODM to make decisions, allocate resources or assess performance.
(4)    Refer to Note 11 for further information regarding restructurings. Consistent with the historical reportable segment structure, restructuring and transformation costs are not assigned to the segments, and are separately analyzed by the CODM.
(5)    Refinancing related costs are fees earned by our advisors that have been accounted for as period expense.
(6)    Net non-routine expense consists of items that the Company has determined are non-routine in nature and not allocated to the reportable operating segments as they are not included in the measure used by the CODM to make decisions, allocate resources and assess performance.
(7)    Held for sale non-core European retail business represents the revenue and operating profit of a business that had been classified as held for sale in the Predecessor Period and sold during the Successor Period (see Note 15). It was removed in 2022 from the retail segment's information used by the CODM to make decisions, assess performance and allocate resources, and now is individually analyzed. This change and timing thereof aligns with the build-out of a data center that makes the entity capable of operating autonomously and is consistent with material provided in connection with our refinancing effort which are exclusive of this entity.
(8)    Excludes $2.8 of revenue reversed due to a legal settlement penalty during the Successor period.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2023
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)
The following table presents information regarding the Company’s segment net sales by service and product solution:

	Successor	Predecessor
	Period from	Period from	Three months ended
	08/12/2023 through 09/30/2023	07/01/2023 through 08/11/2023	September 30, 2022
Segments
Banking
Services	$228.4	$173.0	$379.9
Products	180.6	80.2	200.4
Total Banking	409.0	253.2	580.3

Retail
Services	76.0	66.7	130.4
Products	105.1	30.5	94.6
Total Retail	181.1	97.2	225.0

Held for sale non-core European retail business
Services	1.1	0.9	4.0
Products	0.6	0.3	1.1
Total revenue	$591.8	$351.6	$810.4

	Successor	Predecessor
	Period from	Period from	Nine months ended
	08/12/2023 through 09/30/2023	01/01/2023 through 08/11/2023	September 30, 2022
Segments
Banking
Services	$228.4	$954.3	$1,152.9
Products	180.6	556.7	580.4
Total Banking	409.0	1,511.0	1,733.3

Retail
Services	76.0	335.2	405.6
Products	105.1	274.8	336.8
Total Retail	181.1	610.0	742.4

Held for sale non-core European retail business
Services	1.1	5.5	7.4
Products	0.6	5.4	8.8
Total revenue	$591.8	$2,131.9	$2,491.9

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2023
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)
Note 23: Cloud Implementation

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

At September 30, 2023, the Company had a net book value of capitalized cloud implementation costs of $19.3, which relates to a combination of the distribution subsidiary ERP and corporate tools to support business operations. Refer to Note 3 for further information on Fresh Start Accounting adjustments.

Amortization of cloud implementation fees are expensed over the term of the cloud computing arrangement, and the expense is required to be recognized in the same line item in the income statement as the associated hosting service expenses. Amortization of cloud implementation fees were as follows:

	Successor	Predecessor
	Period from	Period from	Three months ended
	08/12/2023 through 09/30/2023	07/01/2023 through 08/11/2023	September 30, 2022
Amortization of cloud implementation fees	$1.3	$0.3	$0.6

	Period from	Period from	Nine months ended
	08/12/2023 through 09/30/2023	01/01/2023 through 08/11/2023	September 30, 2022
Amortization of cloud implementation fees	$1.3	$2.0	$1.6

Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2023
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

RECENT DEVELOPMENTS

Voluntary Reorganization

On June 1, 2023, the Debtors filed voluntary petitions in the U.S. Bankruptcy Court seeking relief under chapter 11 of the U.S. Bankruptcy Code. The Chapter 11 Cases were jointly administered under the caption In re: Diebold Holding Company, LLC, et al. (Case No. 23-90602). Additionally, on June 1, 2023, Diebold Dutch filed a scheme of arrangement relating to the Dutch Scheme Parties and commenced the Dutch Scheme Proceedings under the Dutch Act on Confirmation of Extrajudicial Plans (Wet homologatie onderhands akkoord) in the Dutch Court. On June 12, 2023, Diebold Dutch filed a voluntary petition for relief under chapter 15 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court seeking recognition of the Dutch Scheme Proceedings and related relief.

On July 13, 2023, the U.S. Bankruptcy Court entered the Confirmation Order confirming the U.S. Plan.

On August 2, 2023, the Dutch Court entered the WHOA Sanction Order sanctioning the WHOA Plan in the Dutch Scheme Proceedings.

On August 7, 2023, the U.S. Bankruptcy Court entered an order in the Chapter 15 Proceedings recognizing the WHOA Plan and the WHOA Sanction Order.

On the Effective Date of August 11, 2023, the U.S. Plan and WHOA Plan became effective in accordance with their terms and the Debtors and Dutch Scheme Companies emerged from the Chapter 11 Cases and the Dutch Scheme Proceedings. Following filing the notice of the Effective Date with the U.S. Bankruptcy Court, the Chapter 15 Proceedings were closed.

For a more detailed discussion of the Restructuring Proceedings, see Note 2 to our Condensed Consolidated Financial Statements.

Going Concern

Our condensed consolidated financial statements included herein have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the normal course of business. Pursuant to the requirements of ASC Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the

Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2023
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
consolidated financial statements are issued. Management does not feel there is substantial doubt about the Company's ability to continue as a going concern.

For a more detailed discussion of the Going Concern Assessment see “Going Concern Assessment” in Note 2 to our Condensed Consolidated Financial Statements and Part II.

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

In 2020, the Company launched the AllConnect Data Engine (ACDE), which enables a more data-driven and predictive approach to services. As of September 30, 2023, more than 195,000 devices were connected to ACDE. As the number of connected devices continues to increase, the Company expects to benefit from more efficient and cost-effective operations.

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

Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2023
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

Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2023
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

Dip Facility

On June 5, 2023, the Company entered into the DIP Credit Agreement.

The DIP Facility provided for the following premiums and fees, as further described n the DIP Credit Agreement: (i) a participation premium equal to 10.00% of New Common Stock upon reorganization (subject only to dilution on account of the MIP); (ii) a backstop premium equal to 13.50% of New Common Stock; (iii) an upfront premium equal to 7.00% of New Common Stock and (iv) an additional premium equal to 7.00% of New Common Stock.

Mandatory prepayments of the loans under the DIP Facility (the DIP Term Loans) were required in an amount equal to 100% of net cash proceeds from any asset disposition or recovery event (in each case, on terms and subject to exceptions set forth in the DIP Credit Agreement).

Interest on the outstanding principal amount of all DIP Term Loans accrued at a rate per annum equal to either (i) the adjusted secured overnight financing rate with a one-month tenor rate, plus 7.50% or (ii) an adjusted base rate, plus 6.50%.

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

Exit Facility

On the Effective Date, the Company, as borrower, entered into the Exit Credit Agreement governing its $1,250.0 Exit Facility along with the Lenders, GLAS USA LLC, as administrative agent, and GLAS Americas LLC, as collateral agent.

Concurrently with the closing of the Exit Facility, the DIP Facility was terminated and the loans outstanding under the DIP Facility were converted into loans outstanding under the Exit Facility, and the liens and guarantees, including all guarantees and liens granted by certain subsidiaries of the Company that are organized in the United States and in certain foreign jurisdictions, granted under the DIP Facility were automatically terminated and released.

In connection with the Conversion, the entire $1,250.0 under the Exit Facility was deemed drawn on the Effective Date. The Exit Facility will mature on August 11, 2028.

The Company may repay the loans under the Exit Facility at any time; provided that certain repayments of the loans made on or prior to February 11, 2025 with the proceeds of certain types of indebtedness must be accompanied by a premium of either 1.00% or 5.00% of the principal amount of the loans repaid. The amount of the premium is based on the type of indebtedness incurred to repay the loans. Amounts borrowed and repaid under the Exit Facility may not be reborrowed.

Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2023
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

The obligations of the Company under the Exit Facility are guaranteed by certain subsidiaries of the Company that are organized in the United States (the Guarantors). The Exit Facility and related guarantees are secured by perfected senior security interests and liens on substantially all assets of the Company and each Guarantor. Loans under the Exit Facility bear interest at an adjusted secured overnight financing rate with a one-month tenor rate plus 7.50% per annum or an adjusted base rate plus 6.50% per annum.

The Exit Facility includes conditions precedent, representations and warranties, affirmative and negative covenants and events of default that are customary for financings of this type and size. Events of default include both credit and non-credit events such as a change of control, nonpayment of principal or interest, etc. In the event of a default, the Lenders may declare the outstanding amounts immediately due and payable.

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

* Combined Results shown in the following schedules reflect financial performance combining outcomes of both the Predecessor and Successor companies as well as the impacts of having implemented Fresh Start Accounting in the Successor Period.

Net Sales

The following tables represent information regarding the Company's net sales:

	Three months
	Successor	Predecessor			Predecessor	Predecessor
	Period from	Period from			Three months ended	2022 in
	08/12/2023 through 09/30/2023	07/01/2023 through 08/11/2023	Adjustments	Combined*	September 30, 2022	Constant Currency(1)	% Change	% Change in CC (1)
Segments
Banking
Services	$228.4	$173.0	$—	$401.4	$379.9	$391.1	5.7	2.6
Products	180.6	80.2	—	260.8	200.4	204.7	30.1	27.4
Total Banking	409.0	253.2	—	662.2	580.3	595.8	14.1	11.1

Retail
Services	77.1	67.6	—	144.7	134.4	141.3	7.7	2.4
Products	105.7	30.8	—	136.5	95.7	101.5	42.6	34.5
Total Retail	182.8	98.4	—	281.2	230.1	242.8	22.2	15.8

Total Net Sales	$591.8	$351.6	$—	$943.4	$810.4	$838.6	16.4	12.5
(1) The Company calculates constant currency by translating the prior-year period results at the current year exchange rate.

Combined 2023 Successor and Predecessor Periods compared with the three months ended September 30, 2022

The favorable results in net sales was driven primarily attributable to increased unit volumes of ATMs and SCO units in the Banking and Retail segments, respectively. The growth in the SCO revenues were partially offset by a decline in ePOS revenue.

Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2023
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

	Nine months
	Successor	Predecessor			Predecessor	Predecessor
	Period from	Period from			Nine months ended	2022 in
	08/12/2023 through 09/30/2023	01/01/2023 through 08/11/2023	Adjustments	Combined*	September 30, 2022	Constant Currency(1)	% Change	% Change in CC (1)
Segments
Banking
Services	$228.4	$954.3	$—	$1,182.7	$1,152.9	$1,156.2	2.6	2.3
Products	180.6	556.7	—	737.3	580.4	580.1	27.0	27.1
Total Banking	409.0	1,511.0	—	1,920.0	1,733.3	1,736.3	10.8	10.6

Retail
Services	77.1	340.7	—	417.8	413.0	412.2	1.2	1.4
Products	105.7	280.2	—	385.9	345.6	348.2	11.7	10.8
Total Retail	182.8	620.9	—	803.7	758.6	760.4	5.9	5.7

Total Net Sales	$591.8	$2,131.9	$—	$2,723.7	$2,491.9	$2,496.7	9.3	9.1
(1) The Company calculates constant currency by translating the prior-year period results at the current year exchange rate.

Combined 2023 Successor and Predecessor Periods compared with the nine months ended September 30, 2022

Similarly to the quarterly results, the increase in net sales of 9.3 percent was driven primarily due to increased unit volumes of ATMs and SCO units and related attach in the Banking and Retail segments, respectively. The growth in the SCO revenues were partially offset by a decline in ePOS revenue. Results over the periods were comparable in constant currency.

Gross Profit

The following table represents information regarding the Company's gross profit:

	Three months
	Successor	Predecessor			Predecessor
	Period from	Period from			Three months ended
	08/12/2023 through 09/30/2023	07/01/2023 through 08/11/2023	Adjustments	Combined*	September 30, 2022	% Change
Gross profit - services	$79.4	$69.3	$8.1	$156.8	$157.6	(0.5)
Gross profit - products	50.2	16.2	16.7	83.1	36.2	129.6
Total gross profit	$129.6	$85.5	$24.8	$239.9	$193.8	23.8

Gross margin - services	26.0%	28.8%		28.7%	30.6%
Gross margin - products	17.5%	14.6%		20.9%	12.2%

Total gross margin	21.9%	24.3%		25.4%	23.9%

Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2023
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
Combined 2023 Successor and Predecessor Periods compared with the three months ended September 30, 2022

Service margins were adversely impacted in the period due to higher costs and delivery challenges in certain markets.

Product gross profit performance was driven by product sales unit volume at favorable pricing. This was further supplemented by favorable logistical costs and normalization of certain raw material costs, most notably semiconductor chips. Another driver was a favorable mix in sales geography.

	Nine months
	Successor	Predecessor			Predecessor
	Period from	Period from			Nine months ended
	08/12/2023 through 09/30/2023	01/01/2023 through 08/11/2023	Adjustments	Combined*	September 30, 2022	% Change
Gross profit - services	$79.4	$372.6	$8.1	$460.1	$459.9	—
Gross profit - products	50.2	147.4	16.7	214.3	80.0	167.9
Total gross profit	$129.6	$520.0	$24.8	$674.4	$539.9	24.9

Gross margin - services	26.0%	28.8%		28.7%	29.4%
Gross margin - products	17.5%	17.6%		19.1%	8.6%

Total gross margin	21.9%	24.4%		24.8%	21.7%

Combined 2023 Successor and Predecessor Periods compared with the nine months ended September 30, 2022

Consistent with the three month period, Services gross profit was adversely impacted in the period due to higher costs and delivery challenges in certain markets.

Consistent with the three month period, Product gross profit had favorable results due to volume, pricing, raw material costs, and sales mix.

Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2023
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

Operating Expenses

The following table represents information regarding the Company's operating expenses:

	Three months
	Successor	Predecessor			Predecessor
	Period from	Period from			Three months ended
	08/12/2023 through 09/30/2023	07/01/2023 through 08/11/2023	Adjustments	Combined*	September 30, 2022	% Change
Selling and administrative expense	$81.1	$73.9	$3.4	$158.4	$163.1	(2.9)
Research, development and engineering expense	12.0	10.5	—	22.5	26.7	(15.7)
(Gain) loss on sale of assets, net	(1.5)	—	—	(1.5)	(5.6)	(73.2)
Impairment of assets	1.1	0.6	—	1.7	4.1	(58.5)
Total operating expenses	$92.7	$85.0	$3.4	$181.1	$188.3	(3.8)
Percent of net sales	15.7%	24.2%			23.2%

Selling and administrative expenses in both periods were driven by spending related to certain restructuring and transformational initiatives including obtaining additional liquidity and capital structure optimization. We anticipate that spending will be reduced during the next twelve months as major initiatives are concluded and certain synergies are realized.

Research and development costs continues to decrease as a result of ongoing costs savings initiatives which include the movement of certain research and development activities to lower cost jurisdictions and project prioritization and rationalization.

The gain on a sale of assets was related to the divestiture of non-core European retail business during the Successor Period.

In connection with the streamlining of the Company's product portfolio, $3.6 of capitalized software projects was impaired during the third quarter of 2022 in connection with internally-developed software which will no longer be sold or marketed.

	Nine months
	Successor	Predecessor			Predecessor
	Period from	Period from			Nine months ended
	08/12/2023 through 09/30/2023	01/01/2023 through 08/11/2023	Adjustments	Combined*	September 30, 2022	% Change
Selling and administrative expense	$81.1	$458.7	$3.4	$543.2	$557.9	(2.6)
Research, development and engineering expense	12.0	62.3	—	74.3	92.1	(19.3)
(Gain) loss on sale of assets, net	(1.5)	1.2	—	(0.3)	(5.4)	(94.4)
Impairment of assets	1.1	3.3	—	4.4	64.7	(93.2)
Total operating expenses	$92.7	$525.5	$3.4	$621.6	$709.3	(12.4)
Percent of net sales	15.7%	24.6%			28.5%

Selling and administrative expenses in both periods were driven by spending related to certain restructuring and transformational initiatves including obtaining additional liquidity and capital structure optimization. We anticipate that spending will be reduced during the next twelve months as major initiatives are concluded and certain synergies are realized.

Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2023
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
Research and development costs continues to decrease as a result of ongoing costs savings initiatives which include the movement of certain research and development activities to lower cost jurisdictions and project prioritization and rationalization.

During the first half of 2023, the Predecessor Period, the Company recognized impairment primarily for certain facilities leases in the U.K. and Poland as a result of an initiative to streamline administrative office space usage. The Company recognized impairment of its North American ERP system of $38.4 as well as assets in Russia and Ukraine of $16.8 in the Predecessor Period in the prior year.

Operating Profit (Loss)

The following table represents information regarding the Company's operating loss:

	Three months
	Successor	Predecessor			Predecessor
	Period from	Period from			Three months ended
	08/12/2023 through 09/30/2023	07/01/2023 through 08/11/2023	Adjustments	Combined*	September 30, 2022	% Change
Operating profit (loss)	$36.9	$0.5	$21.4	$58.8	$5.5	(969.1)
Operating margin	6.2%	0.1%			0.7%

	Nine months
	Successor	Predecessor			Predecessor
	Period from	Period from			Nine months ended
	08/12/2023 through 09/30/2023	01/01/2023 through 08/11/2023	Adjustments	Combined*	September 30, 2022	% Change
Operating profit (loss)	$36.9	$(5.5)	$21.4	$52.8	$(169.4)	131.2
Operating margin	6.2%	(0.3)%			(6.8)%

Other Income (Expense)

The following table represents information regarding the Company's other income (expense), net:

	Three months
	Successor	Predecessor			Predecessor
	Period from	Period from			Three months ended
	08/12/2023 through 09/30/2023	07/01/2023 through 08/11/2023	Adjustments	Combined*	September 30, 2022	% Change
Interest income	$2.0	$1.7	$—	$3.7	$3.6	2.8
Interest expense	(42.9)	(26.4)	25.2	(44.1)	(50.7)	13.0
Foreign exchange (loss) gain, net	(27.3)	7.9	4.7	(14.7)	5.3	N/M
Reorganization items, net	(8.0)	2,250.3	(2,242.3)	—	—	N/M
Miscellaneous, net	(0.8)	6.2	(3.4)	2.0	(9.7)	N/M
Other income (expense), net	$(77.0)	$2,239.7	$(2,215.8)	$(53.1)	$(51.5)	(3.1)

Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2023
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
Interest income remained materially consistent when comparing the Combined results of the 2023 Successor and Predecessor results to three months ended September 30, 2022.

Interest expense increased due to the terms of the agreement completed in December 2022 and increasing variable interest rates. Refer to Note 12 to our Condensed Consolidated Financial Statements for further detail.

Foreign exchange gain (loss), net includes realized gains and losses, primarily related to euro and Brazilian real currency exposure, which was unfavorable, particularly during the third quarter of 2023.

Refer to Note 2 and Note 3 to our Condensed Consolidated Financial Statements for further description of Reorganization items, net for the Combined results of the Predecessor and Successor Periods during the three months ended September 30, 2023.

Miscellaneous, net was primarily driven by recognition of non-service pension items, the most significant of which are in Germany.

	Nine months
	Successor	Predecessor			Predecessor
	Period from	Period from			Nine months ended
	08/12/2023 through 09/30/2023	01/01/2023 through 08/11/2023	Adjustments	Combined*	September 30, 2022	% Change
Interest income	$2.0	$6.7	$—	$8.7	$5.9	47.5
Interest expense	(42.9)	(178.0)	25.2	(195.7)	(148.4)	(31.9)
Foreign exchange (loss) gain, net	(27.3)	(1.2)	4.7	(23.8)	2.9	N/M
Reorganization items, net	(8.0)	1,614.1	(1,606.1)	—	—	N/M
Miscellaneous, net	(0.8)	12.3	(3.4)	8.1	(2.5)	N/M
Other income (expense), net	$(77.0)	$1,453.9	$(1,579.6)	$(202.7)	$(142.1)	(42.6)

Interest income was driven by higher variable rates.

Interest expense increased due to the terms of the agreement completed in December 2022 and increasing variable interest rates. Refer to Note 12 to our Condensed Consolidated Financial Statements for further detail.

Foreign exchange gain (loss), net includes realized gains and losses, primarily related to euro and Brazilian real currency exposure, which was unfavorable, particularly during the first and third quarter of 2023.

Refer to Note 2 and Note 3 to our Condensed Consolidated Financial Statements for further description of Reorganization items, net for the Combined results of the Predecessor and Successor Periods during the nine months ended September 30, 2023.

Miscellaneous, net was primarily driven by recognition of non-service pension items, the most significant of which are in Germany.

Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2023
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
Net Income (Loss)

The following table represents information regarding the Company's net loss:

	Three months
	Successor	Predecessor			Predecessor
	Period from	Period from			Three months ended
	08/12/2023 through 09/30/2023	07/01/2023 through 08/11/2023	Adjustments	Combined*	September 30, 2022	% Change
Net (loss) income	$(25.8)	$2,146.3	$(2,101.1)	$19.4	$(50.5)	N/M
Percent of net sales	(4.4)%	610.4%			(6.2)%
Effective tax rate	32.9%	4.2%			(8.5)%

	Nine months
	Successor	Predecessor			Predecessor
	Period from	Period from			Nine months ended
	08/12/2023 through 09/30/2023	01/01/2023 through 08/11/2023	Adjustments	Combined*	September 30, 2022	% Change
Net (loss) income	$(25.8)	$1,357.5	$(1,464.9)	$(133.2)	$(433.5)	94.0
Percent of net sales	(4.4)%	63.7%			(17.4)%
Effective tax rate	32.9%	6.2%			(38.2)%

Changes in net (loss) income are a result of the fluctuations outlined in the previous sections and impacted by income tax expense. Refer to Note 5 to our Condensed Consolidated Financial Statements for additional information regarding tax expense.

Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2023
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
Segment Operating Profit Summary

The following tables represent information regarding the segment operating profit metrics, which exclude the impact of restructuring, non-routine charges, and held for sale non-core European retail business. Refer to Note 22 to our Condensed Consolidated Financial Statements for further details regarding the determination of reportable segments and the reconciliation between segment operating profit and consolidated operating profit.

	Three months
	Successor	Predecessor			Predecessor
	Period from	Period from			Three months ended
Banking:	08/12/2023 through 09/30/2023	07/01/2023 through 08/11/2023	Adjustments	Combined*	September 30, 2022	% Change
Net sales	$409.0	$253.2	$—	$662.2	$580.3	14.1
Segment operating profit	$59.3	$29.3	$23.1	$111.7	$83.1	34.4
Segment operating profit margin	14.5%	11.6%		16.9%	14.3%

Banking segment operating profit increased when comparing the combined results of the 2023 Successor and Predecessor results to three months ended September 30, 2022 due to increased sales volume of ATM units and normalization of supply chain logistics and input costs, as well as lower operating expenses as a result of spend management initiatives.

	Nine months
	Successor	Predecessor			Predecessor
	Period from	Period from			Nine months ended
Banking:	08/12/2023 through 09/30/2023	01/01/2023 through 08/11/2023	Adjustments	Combined*	September 30, 2022	% Change
Net sales	$409.0	$1,511.0	$—	$1,920.0	$1,733.3	10.8
Segment operating profit	$59.3	$211.6	$23.1	$294.0	$209.4	40.4
Segment operating profit margin	14.5%	14.0%		15.3%	12.1%

Banking operating profit and margin was favorable in the period due to improved ATM product volumes, impact of pricing actions, and favorable mix as well as lower operating expenses as a result of spend management initiatives.

	Three months
	Successor	Predecessor			Predecessor
	Period from	Period from			Three months ended
Retail	08/12/2023 through 09/30/2023	07/01/2023 through 08/11/2023	Adjustments	Combined*	September 30, 2022	% Change
Net sales	$181.1	$97.2	$—	$278.3	$225.0	23.7
Segment operating profit	$31.3	$15.1	$1.7	$48.1	$31.1	54.7
Segment operating profit margin	17.3%	15.5%		17.3%	13.8%

Retail segment operating profit was favorable due to increased sales volume of SCO units and normalization of supply chain logistics and input costs.

Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2023
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

	Nine months
	Successor	Predecessor			Predecessor
	Period from	Period from			Nine months ended
Retail:	08/12/2023 through 09/30/2023	01/01/2023 through 08/11/2023	Adjustments	Combined*	September 30, 2022	% Change
Net sales	$181.1	$610.0	$—	$791.1	$742.4	6.6
Segment operating profit	$31.3	$86.2	$1.7	$119.2	$90.0	32.4
Segment operating profit margin	17.3%	14.1%		15.1%	12.1%

Retail segment operating profit was favorable due to increased sales volume of SCO units and normalization of supply chain logistics and input costs.

Liquidity and Capital Resources

On June 5, 2023, the Company entered into the DIP Credit Agreement; which provided the $1,250.0 DIP Facility. The proceeds of the DIP Facility were used, among others, to: (i) repay in full the term loan obligations, including a make-whole premium, under the Superpriority Facility and (ii) repay in full the ABL Facility and cash collateralize letters of credit thereunder. The payment for the Superpriorty Facility totaled $492.3 and was comprised of $401.3 of principal and interest, $20.0 of premium, and a make whole amount of $71.0. The payment for the ABL Facility, including the FILO Tranche, and the cash collateralization of letters of credit thereunder totaled $241.0 and was comprised of $211.2 of principal and interest and $29.8 of cash collateralized letters of credit.

On the Effective Date, the Company’s existing the DIP Facility was terminated and the loans outstanding under the DIP Facility were converted into loans outstanding under the Exit Facility (the Conversion), and the liens and guarantees, including all guarantees and liens granted by certain subsidiaries of the Company that are organized in the United States and in certain foreign jurisdictions, granted under the DIP Facility were automatically terminated and released.

In connection with the Conversion, the entire $1,250.0 under the Exit Facility was deemed drawn on the Effective Date.

The Company may repay the loans under the Exit Facility at any time; provided that certain repayments of the loans made on or prior to February 11, 2025 with the proceeds of certain types of indebtedness must be accompanied by a premium of either 1.00% or 5.00% of the principal amount of the loans repaid. The amount of the premium is based on the type of indebtedness incurred to repay the loans. Amounts borrowed and repaid under the Exit Facility may not be reborrowed.

The Exit Facility will mature on August 11, 2028 and liquidity provided thereunder is expected to sustain the Successor for at lease the next twelve months.

The Company's total cash and cash availability was as follows:

	Successor	Predecessor
	September 30, 2023	December 31, 2022
Cash and cash equivalents	$376.1	$307.4
Additional cash availability from:
Short-term investments	16.6	24.6
Total cash and cash availability	$392.7	$332.0

Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2023
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
The following table summarizes the results of the Company's condensed consolidated statement of cash flows:

	Successor	Predecessor
	Period from	Period from	Nine months ended
Summary of cash flows:	08/12/2023 through 09/30/2023	01/01/2023 through 08/11/2023	September 30, 2022
Net cash provided (used) by operating activities	$(0.2)	$(419.4)	$(482.8)
Net cash used by investing activities	(10.3)	(16.0)	(0.8)
Net cash provided by financing activities	2.8	563.5	233.5
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4.9)	2.9	(12.5)
Change in cash, cash equivalents and restricted cash	$(12.6)	$131.0	$(262.6)

Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments impact reported cash flows.

•Cash flows from operating activities during the Successor Period ended September 30, 2023 were driven by uses for Trade receivables and Deferred revenue as well as cash provided by Inventories and Accounts payable. The key drivers of these cash flows are timing of sales, collections, and vendor payments which can fluctuate significantly period to period.
•Cash flows from operating activities during the Predecessor Period ended August 11, 2023 were driven by uses for inventory and accounts payable primarily due to normalize supplier payments which is expected to revert to our historic level.

Investing Activities

Cash flows from investing activities during the Successor Period ended September 30, 2023 and Predecessor Period ended August 11, 2023, respectively, approximate normal operations of the Company and reflect expected trend.

Financing Activities

Cash flows from financing activities during the during the Predecessor Period ended August 11, 2023 primarily relate to the Restructuring Proceedings. Refer to Notes 2, 3, and 12 for further details.

Contractual and Other Material Cash Obligations

The Company enters into certain purchase commitments due within one year for materials through contract manufacturing agreements for a total negotiated price. At September 30, 2023, the Company had minimal purchase commitments due within one year for materials through contract manufacturing agreements at negotiated prices.

Except for the items cancelled or otherwise discharged in the Restructuring Proceedings and the incurrence of debt under the Exit Facility, all contractual and other cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at the Successor Period of September 30, 2023 compared to the Predecessor Period of December 31, 2022.

Off-Balance Sheet Arrangements

The Company enters into various arrangements not recognized in the consolidated balance sheets that have or could have an effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources. The principal off-balance sheet arrangements that the Company enters into are guarantees and sales of finance lease receivables. The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers,

Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2023
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
customers, regulatory agencies and insurance providers. If the Company is not able to comply with its contractual obligations, the suppliers, regulatory agencies and insurance providers may draw on the pertinent bank. The Company has sold finance lease receivables to financial institutions while continuing to service the receivables. The Company records these sales by removing finance lease receivables from the consolidated balance sheets and recording gains and losses in the consolidated statement of operations (refer to Note 21 of the condensed consolidated financial statements).

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

As discussed in Notes 1, 2, and 3, the Company had incorporated bankruptcy accounting during the pendency of the Restructuring Proceedings and Fresh Start Accounting subsequent. All other material critical accounting policies and estimates are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

The factors that may affect the Company's results include, among others:
•the Company's recent emergence from the Chapter 11 Cases and the Dutch Scheme Proceedings, which could adversely affect our business and relationships;
•the significant variance of our actual financial results from the projections that were filed with the U.S. Bankruptcy Court and Dutch Court;

Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2023
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
•the Company's ability to successfully meet its cost-reduction goals and continue to achieve benefits from its cost-reduction initiatives and other strategic initiatives;
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
•the ultimate outcome of the appraisal proceedings initiated in connection with the implementation of the Domination and Profit Loss Transfer Agreement with the former Diebold Nixdorf AG and the merger/squeeze-out, both of which were dismissed in favor of the Company at the lower level in 2022 and 2023, respectively;
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
•risks related to our international operations, including geopolitical instability and wars;
•changes in political, economic or other factors such as currency exchange rates, inflation rates (including the impact of possible currency devaluations in countries experiencing high inflation rates), recessionary or expansive trends, disruption in energy supply, taxes and regulations and laws affecting the worldwide business in each of the Company's operations;
•the Company's ability to maintain effective internal controls;
•unanticipated litigation, claims or assessments, as well as the outcome/impact of any current/pending litigation, claims or assessments;
•the effect of changes in law and regulations or the manner of enforcement in the U.S. and internationally and the Company’s ability to comply with applicable laws and regulations; and
•other factors included in the Company’s filings with the SEC, including its Annual Report on Form 10-K for the year ended December 31, 2022 and this Quarterly Report on Form 10-Q.

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
FORM 10-Q as of September 30, 2023
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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2023
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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company's management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that such disclosure controls and procedures were effective as of September 30, 2023.

Change in Internal Controls

During the quarter ended September 30, 2023, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2023
(in millions, except share and per share amounts)
Part II – Other Information

Item 1: Legal Proceedings

At September 30, 2023, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims.

For more information regarding legal proceedings, please refer to Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2022 and to "Legal Contingencies" in Note 19 of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Other than as described in "Legal Contingencies" in Note 19 of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no material developments with respect to the legal proceedings reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Item 1A: Risk Factors

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There has been no material change to this information since December 31, 2022, except as provided below.

We recently emerged from bankruptcy, which could adversely affect our business and relationships.

It is possible that our having filed for bankruptcy and our recent emergence from the Restructuring Proceedings could adversely affect our business and relationships with customers, employees and suppliers. Due to uncertainties, many risks exist, including the following:

•our suppliers could terminate their relationship or require financial assurances or enhanced performance;
•our ability to renew existing contracts and compete for new business may be adversely affected;
•our ability to attract, motivate and/or retain key executives and employees may be adversely affected;
•employees may be distracted from performance of their duties or more easily attracted to other employment opportunities;
•competitors may take business away from us, and our ability to attract and retain customers may be negatively impacted; and
•we have four new directors on our Board of Directors that have no prior experience with the Company or our management team, and as a result go-forward operations plans and strategy may differ materially from past practice.

The occurrence of one or more of these events could have a material and adverse effect on our operations, financial condition and reputation. We cannot assure you that having been subject to the Restructuring Proceedings will not adversely affect our operations in the future.

Our actual financial results may vary significantly from the projections that were filed with the U.S. Bankruptcy Court.

In connection with our Disclosure Statement relating to the Plans, we prepared projected financial information to demonstrate to the U.S. Bankruptcy Court and the Dutch Court the feasibility of the Plans and our ability to continue operations upon our emergence from the Restructuring Proceedings. This projected financial information was prepared by, and is the responsibility of, our management. Our auditors, KPMG LLP, neither examined, compiled nor performed any procedures with respect to the projected financial information and, accordingly, KPMG LLP has expressed no opinion or any other form of assurance with respect thereto. Those projections were prepared solely for the purpose of the Restructuring Proceedings and have not been, and will not be, updated on an ongoing basis. Those projections should not be relied upon in connection with the purchase or sale of our common stock. At the time they were prepared, the projections reflected numerous assumptions concerning our anticipated future performance and with respect to prevailing and anticipated market and economic conditions that were and remain beyond our control and that may not materialize. Projections are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic and competitive risks and the assumptions underlying the projections and/or valuation estimates may prove to be wrong in material respects. Actual results may vary significantly from those contemplated by the projections that were prepared in connection with the Disclosure Statement and the hearing to consider confirmation or sanctioning of the Plans.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2023
(in millions, except share and per share amounts)

We are subject to claims that were not discharged in the Chapter 11 Cases and the Dutch Scheme Proceedings.

The U.S. Bankruptcy Code provides that the effectiveness of a plan of reorganization discharges a debtor from substantially all debts arising prior to petition date, other than as provided in the plan of reorganization or the confirmation order. For example, the U.S. Plan provides that holders of allowed general unsecured claims were reinstated and paid in the ordinary course of business in accordance with the terms and conditions of the particular transaction or agreement giving rise to such allowed general unsecured claim. These claims, and any other claims not ultimately discharged through the Plans, could be asserted against us and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.

As a result of our emergence from the Restructuring Proceedings, our historical financial information will not be indicative of our future financial performance and realization of assets and liquidation of liabilities are subject to uncertainty.

Our capital structure has been significantly altered through the implementation of the Restructuring Proceedings. As a result, we are subject to the fresh start reporting rules required under the Financial Accounting Standards Board Accounting Standards Codification Topic 852, Reorganizations. Under applicable fresh start reporting rules, which are reflected in this Quarterly Report on Form 10-Q, our assets and liabilities have been adjusted to fair values and our accumulated deficit has been restated to zero. Accordingly, our consolidated financial condition and results of operations from and after the Effective Date will not be comparable to the financial condition or results of operations reflected in our consolidated historical financial statements.

The allocation of fair value is dependent upon a number of estimates and assumptions. Whether actual future results and developments will be consistent with our estimates and assumptions depends on a number of factors, including but not limited to: (i) prices received for our products; (ii) our ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them; and (iii) the overall strength and stability of general economic conditions of our industry, both in the U.S. and in the global markets in which we operate. To the extent that our estimates, assumptions, valuations, appraisals and the financial projections used to develop the allocation of fair value are not realized, we may be required to record impairment charges in the future.

It is also possible that additional restructuring and related charges may be identified and recorded in future periods. Such sales, disposals, liquidations, settlements, or charges could be material to our consolidated financial position and the results of operations in any given period.

Upon our emergence from the Restructuring Proceedings, the composition of our Board of Directors changed significantly.

Pursuant to the Plans, the composition of our Board of Directors changed significantly. Our current Board of Directors is made up of eight directors, four of which had not previously served on the Board of Directors. The new directors have different backgrounds, experiences and perspectives from those individuals who previously served on the Board of Directors and, thus, may have different views on the issues that will determine our future strategies and plans. As a result, our future strategy and plans may differ materially from those of the past.

Risks Related to Our Indebtedness

We have substantial indebtedness following our emergence from the Restructuring Proceedings and may be unable to generate sufficient cash flows from operations to meet our debt service and other obligations.

We have substantial consolidated indebtedness. As of the Effective Date, we had $1,250.0 of indebtedness outstanding under the Exit Facility. Our obligations under the Exit Facility are guaranteed by certain of our subsidiaries that are organized in the United States and secured by perfected security interests and liens on substantially all of our assets and the assets of the guarantors.

Our ability to generate sufficient cash flows from operations to make payments for scheduled debt service and other obligations depends on a range of economic, competitive and business factors, many of which are outside of our control. Weakness in economic conditions and our performance beyond our expectations would exacerbate these risks. Our business may generate insufficient cash flows from operations to meet our debt service and other obligations, and currently anticipated cost savings, working capital reductions and operating improvements may not be realized on schedule, or at all.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to sell assets, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2023
(in millions, except share and per share amounts)
debt service and other obligations. Our indebtedness restricts our ability to sell assets outside of the ordinary course of business and restricts the use of the proceeds from any such sales. We may not be able to complete those sales or obtain the proceeds which we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due. In addition, the terms of our indebtedness provide that if we cannot meet our debt service obligations, the lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.

Despite our and our subsidiaries’ indebtedness, we may still be able to incur substantially more debt, including secured debt. This could further increase or intensify the other risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, including additional secured debt. Although covenants under the Exit Facility limit our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions can be substantial. In addition, the Exit Facility does not limit us from incurring obligations that do not constitute indebtedness as defined therein.

The terms of the Exit Facility impose restrictions that may limit our operating and financial flexibility.

The Exit Facility contains certain restrictions and covenants which restrict our ability to incur liens and/or debt or provide guarantees in respect of obligations of any other person, which could adversely affect our ability to operate our business, as well as significantly affect our liquidity, and therefore could adversely affect our results of operations. The Exit Facility also contains a mandatory prepayment provision providing that certain amounts of Net Cash Proceeds (as defined in the Exit Facility) must be utilized to make payments on the outstanding balance under the Exit Facility.

The covenants restrict, among other things, our ability to:

•incur, assume or guarantee additional indebtedness;
•pay dividends on or make distributions in respect of stock or make certain other restricted payments or investments;
•enter into agreements that restrict distributions from certain subsidiaries;
•sell or otherwise dispose of assets;
•make investments beyond a specified amount;
•enter into transactions with affiliates;
•create or incur liens;
•merge, consolidate or sell all or substantially all of our assets; and
•place restrictions on the ability of subsidiaries to pay dividends or make other payments to us.

Our ability to comply with these covenants may be affected by events beyond our control and we may need to refinance our existing indebtedness in the future. A breach of any of these covenants together with the expiration of any cure period, if applicable, could result in a default under the Exit Facility. If any such default occurs, subject to any applicable grace periods, the Required Lenders (as defined in the Exit Facility) may terminate or suspend their obligations under the Exit Facility and may declare all unpaid principal and interest, together with any other amounts due under the Exit Facility, immediately due and payable.

If the obligations under the Exit Facility were to be accelerated, our financial resources may be insufficient to repay the amounts due in full and we may not be able to borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If our indebtedness is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions.

Risks Related to Ownership of Our Common Stock

Anti-takeover provisions in our charter and bylaws could make it more difficult for a third party to acquire us.

Certain provisions of our Certificate of Incorporation and Amended and Restated Bylaws may make it make it more difficult for a third party to gain control of our Board of Directors and may have the effect of delaying or preventing changes in our management. These provisions provide for, among other things:

•the ability of our Board of Directors to issue, and determine the rights, powers and preferences of, one or more series of preferred stock in order to implement a shareholders’ rights plan;

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2023
(in millions, except share and per share amounts)
•advance notice for nominations of directors by shareholders and for shareholders to include matters to be considered at our annual meetings; and
•certain limitations on convening special shareholder meetings.

These anti-takeover provisions could discourage, delay or prevent a transaction involving a change in control, including actions that our shareholders may deem advantageous, or negatively affect the trading price of our common stock. These provisions could also discourage proxy contests and make it more difficult for our shareholders to elect directors of their choosing and to cause us to take other corporate actions.

The price of our common stock may be volatile.

The price of our common stock may fluctuate due to a variety of market and industry factors that may materially reduce the market price of our common stock regardless of our operating performance, including, among others:

•actual or anticipated fluctuations in our quarterly and annual results and those of other public companies in our industry;
•industry cycles and trends;
•mergers and strategic alliances in our industry;
•changes in government regulation;
•potential or actual military conflicts or acts of terrorism;
•the failure of securities analysts to publish research about us following our emergence from the Restructuring Proceedings, or shortfalls in our operating results from levels forecast by securities analysts;
•the limited trading history of our common stock;
•changes in accounting principles;
•announcements concerning us or our competitors; and
•the general state of the securities market.

In addition, the price of our common stock may fluctuate due to the following factors, among others:

•our results of operation and financial condition;
•quarterly variations in the rate of growth of certain financial indicators;
•the public reaction to our press releases, our other public announcements and our filings with the SEC;
•strategic decisions by us, our clients or competitors, such as acquisitions, divestitures, spin-offs, joint ventures, investments or changes in business strategy;
•claims against us by third-parties;
•future sales of our common stock by us, significant shareholders or our directors or executive officers; and
•the realization of any risk described under this “Risk Factors” section or those incorporated by reference.

In addition, the stock market in general has experienced significant volatility that often has been unrelated to the operating performance of companies whose shares are traded. These market fluctuations could adversely affect the trading price of our common stock, regardless of our actual operating performance. As a result of all of these factors, investors in our Common Stock may not be able to resell their stock at or above the price they paid or at all. Further, we could be the subject of securities class action litigation due to any such stock price volatility, which could divert management’s attention and have a material adverse effect on our results of operation.

There is no guarantee that an active and liquid public market for our common stock will develop.

Although our common stock is traded on the NYSE under the symbol “DBD,” we cannot assure you that an active, public trading market for our common stock will develop or be sustained. If an active public trading market does not develop or is not maintained, significant sales of our common stock, or the expectation of these sales, could materially and adversely affect the market price of our common stock. In addition, shareholders may experience difficulty in reselling, or an inability to sell, their common stock.

There may be circumstances in which the interests of our significant shareholders could be in conflict with your interests as a shareholder.

Funds associated with Capital World Investors, Millstreet Capital Management LLC, Hein Park Capital Management LP and Beach Point Capital Management LP beneficially own approximately 33.4%, 18.5%, 9.2% and 8.9% of our outstanding

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2023
(in millions, except share and per share amounts)
common stock, respectively. Circumstances may arise in which these shareholders may have an interest in exerting influence to pursue or prevent acquisitions, divestitures or other transactions, including the issuance of additional shares of common stock or incurrence of debt, that, in their judgment, could enhance their investment in us or another company in which they invest. Such transactions might adversely affect us or other holders of our common stock. Furthermore, our significant concentration of share ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in companies with significant shareholders.

The potential payment of dividends on our common stock or repurchases of our common stock is dependent on a number of factors, and future payments and repurchases cannot be assured.

Although we have paid dividends on our previously outstanding common shares in the past, it is uncertain whether or when we will pay cash dividends or other distributions with respect to our common stock in the foreseeable future. Restrictive covenants in our Exit Facility limit our ability to pay cash dividends and repurchase shares. Other debt instruments to which we or our subsidiaries may be a party may also contain restrictive covenants that limit our ability to pay dividends or for us to receive dividends from our subsidiaries, any of which may negatively impact the trading price of our common stock. In addition, holders of common stock will only be entitled to receive such cash dividends as our Board of Directors may declare out of funds legally available for such payments, and our Board of Directors may only authorize us to repurchase shares of our common stock with funds legally available for such repurchases. The payment of future cash dividends and future repurchases will depend upon our earnings, economic conditions, liquidity and capital requirements, and other factors, including our debt leverage. Accordingly, we cannot make any assurance that future dividends will be paid or future repurchases will be made.

Reports published by analysts, including projections in those reports that exceed our actual results, could adversely affect the price and trading volume of our common stock.

We currently expect that securities research analysts will establish and publish their own periodic projections for our business. These projections may vary widely and may not accurately predict the results we actually achieve. Our stock prices may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our common stock or publishes inaccurate or unfavorable research about our business, our stock prices could decline. If one or more of the analysts ceases coverage of us or fails to publish reports on us regularly, our stock prices or trading volumes could decline. While we expect research analyst coverage, if no analysts commence coverage of us, the trading prices and volumes for our common stock could be adversely affected.

Item 2: Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

In connection with the Company’s emergence from the Restructuring Proceedings, all existing common shares were cancelled on the Effective Date, and the Company initially issued 37,566,668 shares of common stock the parties entitled thereto pursuant to the Plans and other orders in the Debtors’ Chapter 11 Cases. Such shares were issued in reliance on the exemption from registration requirements of the Securities Act of 1933 provided by section 1145 of the U.S. Bankruptcy Code.

Item 3: Defaults Upon Senior Securities

Except as otherwise disclosed in this Quarterly Report on Form 10-Q or reported previously in a Current Report on Form 8-K by the Company, none.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

Adoption, Modification or Termination of Trading Plans

During the quarter ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2023
(in millions, except share and per share amounts)
Item 6: Exhibits

2.1
Order Confirming Debtors’ Second Amended Joint Prepackaged Chapter 11 Plan of Reorganization of Diebold Holding Company, LLC and its Debtor Affiliates as revised July 7, 2023 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 14, 2023)

2.2
Debtors’ Second Amended Joint Prepackaged Chapter 11 Plan of Reorganization of Diebold Holding Company, LLC and its Debtor Affiliates as revised July 7, 2023 (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 14, 2023)

3.1	Certificate of Incorporation of Diebold Nixdorf, Incorporated (incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form 8-A filed with the SEC on August 11, 2023)

3.2	Amended and Restated Bylaws of Diebold Nixdorf, Incorporated (incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form 8-A filed with the SEC on August 11, 2023)

10.1	Form of Employee Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015)

10.2	401(k) Restoration Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.5(v) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.3	401(k) Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.5(vi) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.4
Amendment to 401(k) Restoration Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.2(vii) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018)

10.5
Deferred Compensation Plan No. 2 for Directors of Diebold, Incorporated (incorporated by reference to Exhibit 10.7(iv) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.6
First Amendment to Deferred Compensation Plan No. 2 for Directors of Diebold, Incorporated (incorporated by referenced to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quartered ended June 20, 2015)

10.7
Form of Deferred Compensation Agreement and Amendment No. 1 to Deferred Compensation Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)

10.8	Deferred Incentive Compensation Plan No. 2 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.9
Section 162(m) Deferred Compensation Agreement (as amended and restated January 29, 1998) (incorporated by reference to Exhibit 10.13 (ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

10.10
Senior Leadership Severance Plan, Amended and Restated Effective November 7, 2018 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018)

10.11
Domination and Profit and Loss Transfer Agreement, dated September 26, 2016, by and among Diebold Holding Germany Inc. & Co. KGaA and Wincor Nixdorf AG (English translation) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 29, 2016)

10.12	Offer Letter - Olaf Heyden (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)

10.13
Service Agreement, dated February 24, 2021, by and between Diebold Nixdorf Holding Germany GmbH and Olaf Heyden (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020)

10.14	Offer Letter - Ulrich Näher (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)

10.15
Service Agreement, dated February 24, 2021, by and between Diebold Nixdorf Holding Germany GmbH and Dr. Ulrich Näher (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020)

10.16
Diebold Nixdorf, Incorporated 2017 Equity and Performance Incentive Plan, as amended May 6, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 11, 2022)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2023
(in millions, except share and per share amounts)

10.17
Offer Letter, dated February 21, 2018, by and between Diebold Nixdorf, Incorporated and Gerrard Schmid (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 21, 2018)

10.18
Change in Control Agreement, dated February 21, 2018, by and between Diebold Nixdorf, Incorporated and Gerrard Schmid (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 21, 2018)

10.19
Separation and Transition Agreement, dated February 9, 2022, by and between Diebold Nixdorf, Incorporated and Gerrard B. Schmid (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 10, 2022)

10.20
Offer Letter, dated February 9, 2022, by and between Diebold Nixdorf, Incorporated and Octavio Marquez (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 10, 2022)

10.21
Termination Agreement dated June 30, 2022, by and between Diebold Nixdorf, Incorporated and Dr. Ulrich Näher (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022)

10.22
Offer Letter, dated July 17, 2022, between Diebold Nixdorf, Incorporate and Joe Myers (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022)

10.23
Offer Letter, dated February 7, 2023, by and between Diebold Nixdorf, Incorporated and James Barna (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 9, 2023)

10.24
Separation Agreement and Release, dated December 1, 2022, by and between Diebold Nixdorf, Incorporated and Elizabeth Patrick (incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022)

10.25	Form of Deferred Cash Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 3, 2023)

10.26
Form of Performance Cash Award Agreement by and between Diebold Nixdorf, Incorporated and Participants (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)

10.27
Form of Retention Agreement Letter by and between Diebold Nixdorf, Incorporated and Octavio Marquez, Olaf Heyden and Jonathan Leiken (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)

10.28
Retention Agreement Letter by and between Diebold Nixdorf, Incorporate and James Barna (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)

10.29
Credit Agreement, dated as of August 11, 2023, by and among Diebold Nixdorf, Incorporated, the financial institutions party thereto, as lenders, GLAS USA LLC, as administrative agent, and GLAS Americas LLC, as collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 11, 2023)

10.30
Registration Rights Agreement, dated as of August 11, 2023, among Diebold Nixdorf, Incorporated and the stockholders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 11, 2023)

10.31	Diebold Nixdorf, Incorporated 2023 Equity and Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 11, 2023)

10.32	Separation Agreement, dated as of September 8, 2023, between Diebold Nixdorf, Incorporated and Olaf Heyden

10.33	First Amended and Restated Separation Agreement and Release, dated August 31, 2023, between Diebold Nixdorf, Incorporated and Jeffrey Rutherford

21.1	Subsidiaries of the Registrant as of September 30, 2023

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2023
(in millions, except share and per share amounts)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD NIXDORF, INCORPORATED

Date:	November 09, 2023		/s/ Octavio Marquez
		By:	Octavio Marquez
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 09, 2023		/s/ James Barna
		By:	James Barna
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)