Form 10-K
period 2023-12-31
DIEBOLD NIXDORF, Inc
filed 2024-03-08
CIK 28823

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-4879
Diebold Nixdorf, Incorporated
(Exact name of registrant as specified in its charter)

Delaware			34-0183970
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

350 Orchard Avenue NE	North Canton	Ohio	44720-2556
(Address of principal executive offices)			(Zip Code)
Registrants telephone number, including area code (330)490-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock $0.01 Par Value Per Share	DBD	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of "large accelerated filer", “accelerated filer,” “smaller reporting company” and emerging growth company in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-Accelerated Filer	☒
Smaller Reporting Company	☐	Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its managements assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2023 was $4,801,890.
The number of common shares outstanding as of March 3, 2024 was 37,566,678.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒ No  ☐

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Diebold Nixdorf, Incorporated's Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

Voluntary Reorganization

On June 1, 2023, the Company and certain of its U.S. and Canadian subsidiaries (collectively, the Debtors) filed voluntary petitions in the U.S. Bankruptcy Court for the Southern District of Texas (the U.S. Bankruptcy Court) seeking relief under chapter 11 of title 11 of the U.S. Code (the U.S. Bankruptcy Code). The cases were jointly administered under the caption In re: Diebold Holding Company, LLC, et al. (Case No. 23-90602) (the Chapter 11 Cases). Additionally, on June 1, 2023, Diebold Nixdorf Dutch Holding B.V. (Diebold Dutch) filed a scheme of arrangement relating to certain of the Company’s other subsidiaries (the Dutch Scheme Parties) and commenced voluntary proceedings (the Dutch Scheme Proceedings and, together with the Chapter 11 Cases, the Restructuring Proceedings) under the Dutch Act on Confirmation of Extrajudicial Plans (Wet homologatie onderhands akkoord) (the Dutch Act) in the District Court of Amsterdam (the Dutch Court). In addition, on June 12, 2023, Diebold Dutch filed a voluntary petition for relief under chapter 15 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court seeking recognition of the Dutch Scheme Proceedings as a foreign main proceedings and related relief (the Chapter 15 Proceedings).

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

As discussed in Note 1 of the consolidated financial statements—Summary of Significant Accounting Policies, upon emergence from the Chapter 11 Cases and Dutch Scheme Proceedings, the Company qualified for and adopted fresh start accounting (Fresh Start Accounting), which resulted in the Company becoming a new entity for financial reporting purposes. References to “Predecessor” relate to the consolidated balance sheets as of December 31, 2022, and consolidated statements of operations for the twelve months ended December 31, 2022 and 2021, and for the period from January 1, 2023 through and including the adjustments from the application of Fresh Start Accounting on August 11, 2023 (Predecessor Period). References to “Successor” relate to the consolidated balance sheet of the reorganized Company as of December 31, 2023 and consolidated statements of operations for the period from August 12, 2023 through December 31, 2023 (Successor Period) and are not comparable to the consolidated financial statements of the Predecessor as indicated by the “black line” division in the financial statements and footnote tables, which emphasizes the lack of comparability between amounts presented. The Company’s financial results for future periods following the application of Fresh Start Accounting will be different from historical trends and the differences may be material.

For a more detailed discussion of the Restructuring Proceedings, see Note 2 and Note 3 to our consolidated financial statements.

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

Operational Priorities

The Company is establishing foundational priorities to support its business for the current environment and beyond. The Company is committed to a journey of continuous improvement, focusing on key processes to continuously deliver customer value, driven by four elements:

•People;
•Profitable Revenue Growth;
•Margin Expansion; and
•Free Cash Flow Conversion.

Through trust, transparency and a shared commitment to excellence, the Company strives to attract, develop and retain exceptional people. It is focused on creating leading-edge products, delivering world-class service and committing to employee engagement to deliver on key objectives.

A strong team drives profitable revenue growth -- winning new customers, increasing the Company’s wallet share with existing customers, and accelerating growth through innovation with crisp commercial execution. The Company also seeks to grow its revenue by executing on a R&D technology pipeline to innovate for customers and maintain technology leadership.

To effectively expand margin while exceeding customer expectations with best-in-class quality, delivery and cost, the Company works to accelerate customer adoption of remote diagnostics and resolution to drive service efficiencies, simplify its product set to reduce component costs and complexity, and implement an industry-leading operating expense profile.

Finally, the Company endeavors to execute on levers to improve free cash flow conversion, effectively managing working capital to free up cash to invest in the business while continuing to reduce interest costs. The Company also aims to linearize and smooth quarterly seasonality in its cash generation.

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

In 2020, the Company launched the AllConnectSM Data Engine (ACDE), which enables a more data-driven and predictive approach to services. As of December 31, 2023, more than 230,000 of the Company's banking and retail devices were connected to ACDE. As the number of connected devices increases, the Company expects to benefit from more efficient and cost-effective operations.

Banking

The Company provides integrated solutions for financial institutions of all sizes designed to help drive operational efficiencies, differentiate the consumer experience, grow revenue and manage risk.

Banking Services

Services represents the largest operational component of the Company and includes product-related services, implementation services and managed services. Product-related services incidents are managed through remote service capabilities or an on-site visit. The portfolio includes contracted maintenance, preventive maintenance, “on-demand” maintenance and total implementation services. Implementation services help our customers effectively respond to changing customer demands and includes scalable solutions based on globally standardized processes and tools, a single point of contact and reliable local expertise. Managed services and outsourcing consist of managing the end-to-end business processes and technology integration. Our integrated business solutions include self-service fleet management, branch life-cycle management and ATM as-a-service capabilities.

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

Banking Products

The banking portfolio of products consists of cash recyclers and dispensers, intelligent deposit terminals, teller automation and kiosk technologies. As financial institutions seek to expand their self-service transaction set and reduce operating costs by shrinking their physical branch footprint, the Company offers the DN Series® family of self-service solutions.

DN Series is the culmination of several years of investment in consumer research, design and engineering resources. Key benefits and features of DN Series include:

•superior availability and performance;
•next-generation cash recycling technology;
•full integration with the DN Vynamic® software suite;
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

The DN Vynamic software suite for retailers provides a comprehensive, modular and open solution ranging from the in-store check-out to solutions across multiple channels that improve end-to-end store processes and facilitate continuous consumer engagements in support of a digital ecosystem. This includes click & collect, reserve & collect, in-store ordering and return-to-store processes across the retailers physical and digital sales channels. Operational data from a number of sources, such as enterprise resource planning (ERP), POS, store systems and customer relationship management systems (CRM), may be integrated across all customer connection points to create seamless and differentiated consumer experiences.

In 2021, the Company announced it entered the electric vehicle (EV) charging station services market, which has a customer profile potentially comparable to the existing retail business. Our global services capability, including our technicians, our skills in global spare parts logistics management, and multi-lingual help desks have initially resonated with market participants who own public charging stations.

Retail Products

The retail product portfolio includes self-checkout (SCO) products and ordering kiosks facilitate a seamless and efficient transaction experience. In 2023, the Company introduced the DN Series™ EASY ONE, the newest member of its DN Series EASY family of self-service solutions. The DN Series EASY ONE is a revolutionary checkout platform built to transform the assisted and self-service shopping experiences, improve store efficiency and reduce retailer total cost of ownership. Designed for retail environments where maximum flexibility is required, the DN Series EASY ONE can be configured for assisted, semi-assisted or full self-service checkout while offering tremendous options for peripherals and mounting. The DN Series EASY MAX Kiosk automates routine tasks and in-store transactions, offers order-taking abilities, particularly at quick service restaurants (QSRs) and fast casual restaurants and presents functionality that furthers store automation and digitalization. The retail product portfolio also includes modular and integrated, “all-in-one” point of sale (POS) and self-service terminals that meet changing consumer shopping journeys, as well as retailers’ and store staff’s automation requirements. Supplementing the POS system is a broad range of peripherals, including printers, scales and mobile scanners, as well as the cash management portfolio, which offers a wide range of banknote and coin processing systems. Additionally, our retail software solutions are inclusive of a cloud native software platform which is hardware agnostic and multi-vendor capable.

COMPETITION

The Company competes with global, regional and local competitors to provide technology solutions for financial institutions and retailers. The Company differentiates its offerings by providing a wide range of dynamic solutions that leverage innovations in advanced security, biometric authentication, artificial intelligence, mobile connectivity, contactless transactions, cloud computing and Internet of Things (IOT).

Competitors in the self-service banking market include NCR Atleos, Hyosung TNS, GRG Banking Equipment, Glory Global Solutions, Hitachi CS, Oki Data and Triton Systems, as well as a number of local manufacturing and service providers.

In the self-service software market, the Company, in addition to the key hardware players, competes with several companies like KAL, Fiserv, Auriga SPA, ESQ Data Solutions and with the internal software development teams of banks (proprietary software).

In certain countries, the Company sells to and/or competes with Independent ATM Deployers (IADs), such as Payment Alliance International and Euronet. Since its acquisition of Cardtronics’ international business in June 2021, NCR Atleos is an Independent ATM deployer and a competitor in this segment.

In the retail market, the Company helps retailers transform their stores to a consumer-centric approach by providing POS, advanced self-service solutions, retail cloud software and services. The Company competes with key players like NCR Voyix plus other technology firms such as Toshiba and Fujitsu, and specialized software players such as GK Software, Oracle, Aptos, PDI and PCMS. Many retailers also work with proprietary software solutions.

For its services offerings, the Company perceives competition to be fragmented, especially in the product-related services segment. While other manufacturers provide basic levels of product support, the competition also includes local and regional third-party providers. With respect to higher-value managed services, the Company competes with large global hardware manufacturers and IT service providers in the Banking and Retail areas.

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
•artificial intelligence; and
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

Employee Profile

As of December 31, 2023, we employed approximately 21,000 associates globally supporting more than 100 countries.

Culture

We govern our actions by our shared values: Accountability, Collaboration, Decisiveness, a Sense of Urgency and a Willingness to Change. Our values help employees feel appreciated, involved, connected and supported, and that they have equal opportunity to succeed. We continue to drive our cultural evolution through our diversity and inclusion programs, employee resource groups, employee volunteer initiatives, robust internal communications, employee development programs and performance management process.

Diversity and Inclusion

The Company is committed to establishing a culture of diversity and inclusion where everyone is accepted, valued, supported and encouraged to thrive. We value the different perspectives and solutions our communities bring to the Company, and we believe these perspectives have a positive impact on how we innovate and grow. Our expectation is that our diversity and inclusion program will guide improvements in our culture - specifically, recruiting, training, policies and reporting, leader expectations, and benefits. In 2023, we continued to promote employee resource groups, including Women in the Workplace, DN Pride and Multi-Cultural. We are continuing to enhance our diversity and inclusion initiatives to recruit, retain and promote a diverse workforce. We believe these efforts will not only promote innovation and growth but will also strengthen our relationships with customers spanning more than 100 countries with diverse cultural, gender, racial and other profiles.

Employee Engagement

We have invested in our internal communications resources to better engage our employees. We have an internal intranet, called The Exchange, to keep employees informed about key changes to our business, new product launches and progress on strategic initiatives. In 2023, we reinstituted our global employee experience survey to monitor and improve our employee engagement.

Talent

To maintain a competitive workforce, the Company is evolving and enhancing how we train, identify and promote key talent. Additionally, the Company has continually improved and standardized our employee review process – encouraging regular performance reviews and feedback that will set clear expectations, motivate employees and reinforce the connection between pay and performance. We offer talent review, succession planning, and individual development plan capabilities across the globe.

Health, Safety and Wellness

Throughout our history, we have maintained our commitment to providing a safe workplace that protects against and limits personal injury. We follow international standards and regulations for product safety and security. Our Design-For-Quality approach covers R&D Quality, Manufacturing Quality and Supplier Quality. During the course of product development, these functions regularly participate in solution requirements and specification reviews. In the later phases of development, we define and perform various tests to ensure Product Safety and Security. We evaluate risks using both government-required procedures and best practices to ensure we understand residual risk and appropriately protect our employees. Frequent training ensures that employees are informed promptly about legal and internal requirements.

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

PRODUCT BACKLOG

The Company's product backlog was approximately $1,100 and $1,400 as of December 31, 2023 and 2022, respectively. The backlog generally includes orders estimated or projected to be shipped or installed within 18 months. Although the Company believes the orders included in the backlog are firm and are sometimes paid in advance, some orders may be canceled by customers without penalty, and the Company may elect to permit cancellation of orders without penalty where management believes it is in the Company's best interests to do so. Historically, the Company has not experienced significant cancellations within its product backlog. Additionally, over 50 percent of the Company's revenues are derived from its service business, for which backlog information is not measured. Therefore, the Company does not believe that its product backlog, as of any particular date, is necessarily indicative of revenues for any future period.

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

AVAILABLE INFORMATION

The Company uses its Investor Relations web site, http://investors.dieboldnixdorf.com, as a channel for routine distribution of important information, including stock information, news releases, investor presentations and financial information. The Company posts filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (SEC), including its annual, quarterly, and current reports on Forms 10-K, 10-Q, and 8-K; its proxy statements; registration statements; and any amendments to those reports or statements. All such postings and filings are available on the Company’s Investor Relations web site free of charge. In addition, this web site allows investors and other interested persons to sign up to automatically receive e-mail alerts when the Company posts news releases and financial information on its web site. Investors and other interested persons can also follow the Company on X (formerly known as Twitter) at http://twitter.com/dieboldnixdorf. The content on any web site referred to in this annual report on Form 10-K is not incorporated by reference into this annual report unless expressly noted.

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

Strategic and Operational Risks.

Cost savings from our initiatives may not be sustainable. While the Company achieved significant savings from its DN Now initiatives that concluded in 2021, as well as from the incremental $150.0 plus cost savings plan which commenced in 2022, these savings may not be sustainable, which may adversely affect its operating results and cash flow. The Company’s initiatives consisted of a number of work streams designed to improve operational efficiency and sustainably increase profits and cash flows. Although the Company achieved a substantial amount of annual cost savings through 2022, it may be unable to sustain the annual cost savings from the work streams that it has previously implemented. and its results of operations and cash flows may be adversely affected.

New service and product developments may be unsuccessful. The Company is constantly looking to develop new services and products that complement or leverage its core competencies and expand its business potential. For example, the Company launched its DN Series banking solutions portfolio in 2019, its DN Series EASY family of retail checkout solutions in 2020, its EV charging stations services in 2021 and its DN Series™ EASY ONE checkout platform in 2023. The Company makes significant investments in service and product technologies and anticipates expending significant resources for new cloud software, digitally enabled services and product development over the next several years. There can be no assurance that the Company’s service and product development efforts will be successful, that the roll out of any new services and products will be timely, that the customer certification process for any new products will be completed on the anticipated timeline, that it will be able to successfully market these services and products, or that margins generated from sales of these services and products will recover costs of development efforts.

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

Risks Related to Our Multi-National Business Operations.

Because the Company's operations are conducted worldwide, they are affected by risks of doing business abroad. The Company generates a significant percentage of revenue from operations conducted outside the U.S. Revenue from international operations amounted to approximately 73.4 percent of total revenue in the Successor Period of August 12, 2023 through December 31, 2023 and 74.0 percent of total revenue in the Predecessor Period of January 1, 2023 through August 11, 2023. Predecessor revenue from international operations amounted to approximately 75.1 percent in 2022 and 77.1 percent in 2021 of total Predecessor revenue during these respective years.

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
•ensuring compliance with anti-trust laws and regulations;
•increasingly complex laws and regulations concerning privacy and data security, including the GDPR;
•labor unrest and current and changing regulatory environments;
•the uncertainty of product acceptance by different cultures;
•the risks of divergent business expectations or cultural incompatibility inherent in establishing strategic partnerships with foreign partners;
•difficulties in staffing and managing multi-national operations;
•limitations on the ability to enforce legal rights and remedies;
•reduced protection for intellectual property rights in some countries;
•potentially adverse tax consequences, including repatriation of profits; and
•disruptions in our business, or the businesses of our suppliers or customers, due to cybersecurity incidents, terrorist activity, armed conflict, war, public health concerns, fires or other natural disasters.

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

The U.S. government may renegotiate, or potentially terminate, existing bilateral or multi-lateral trade agreements and treaties with foreign countries, including countries such as China. The Company manufactures a substantial amount of its products in China and has joint ventures with Chinese entities. On March 2, 2023, the U.S. Department of Commerce updated the Export Administration Regulation (EAR) list to include a Chinese entity that is part of one of the Company's joint ventures. In the future, if the EAR list is updated and any joint ventures to which the Company is a partner becomes subject to the export regulations, the Company's ability to ship U.S.-origin goods may adversely affect the Company's ability to manufacture products.

Additional tariffs may cause the Company to increase prices to its customers, which may reduce demand, or, if it is unable to increase prices, result in lowering its margin on products sold. Furthermore, the Company’s global operations, including in China, subject it to sanctions laws in the countries where it trades and to U.S. sanctions.

The Company's operations in Russia have been affected by sanctions by a number of governments on the Russian financial sector, including the United States, the European Union, and the United Kingdom. These sanctions have the effect of disrupting the Company's collection of outstanding accounts receivable and ability to generate revenue in Russia. Based on the effect of these sanctions or the imposition of additional sanctions, the Company is no longer doing business in Russia.

It remains unclear what the U.S. or foreign governments will or will not do with respect to sanctions, tariffs, international trade agreements and policies on a short-term or long-term basis. The Company cannot predict future trade policy or the terms of any renegotiated trade agreements and their impacts on its business.

Economic Risks and Market Contingencies.

The proliferation of payment options other than cash, including credit cards, debit cards, store-valued cards and mobile payment options could result in a reduced need for cash in the marketplace and a resulting decline in the usage of ATMs. The U.S., Europe and other developed markets have seen a shift in consumer payment trends since the late 1990's, with more customers now opting for electronic forms of payment, such as credit cards and debit cards, for their in-store purchases over traditional paper-based forms of payment, such as cash and checks. The COVID-19 pandemic accelerated consumer transition towards non-cash payment alternatives driving an increase in digital, mobile and contactless payment methods. Additionally, some merchants offer free cash back at the POS for customers that utilize debit cards for their purchases, thus providing an additional incentive for consumers to use these cards. The continued growth in electronic payment methods could result in a reduced need for cash in the marketplace and ultimately, a decline in the usage of ATMs. New payment technology and adoption of mobile payment technology, digital currencies such as Bitcoin, or other new payment method preferences by consumers could further reduce the general population's need or demand for cash and negatively impact sales of ATMs and selected products, services and software.

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

In particular, economic difficulties in certain global markets have led to an economic recession in certain markets in which the Company operates. As a result of these difficulties and other factors, including new or increased regulatory burdens, financial institutions and retail customers have failed and may continue to fail, resulting in a loss of current or potential customers, or deferred or canceled orders, including orders previously placed. Any customer deferrals or cancellations could materially affect the Company's sales and operating results.

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

Data Privacy, Cybersecurity and Artificial Intelligence Risks.

Cybersecurity incidents or vulnerabilities could disrupt the Company's internal operations or services provided to customers, which could adversely affect revenue, increase costs, and harm its reputation, customer relationships, and stock price. To reduce these risks, the Company has programs and measures in place designed to detect and help safeguard against cybersecurity attacks. Although we have implemented cybersecurity measures designed to detect and limit the risk of unauthorized access to our systems and acquisition of, loss, modification of, use, access to, or disclosure of our data, threat actors are using evolving, sophisticated, and ever-changing techniques to obtain unauthorized access to systems and data. The types and motivations of threat actors that may attempt to access our systems also are evolving and expanding, and include sophisticated nation-state sponsored and organized cyber-criminals, who are targeting the financial services and manufacturing industries. Our position as a product and solution provider to the financial services industry may cause an attacker to attempt to infiltrate our systems in order to carry out supply chain attacks against the industry. As a result, the risk of cyberattack is increasing. An attack, disruption, intrusion, denial of service, theft or other data or cybersecurity incident (such as phishing attack, virus, ransomware, or other malware installation), or an inadvertent act by an employee or contractor, could result in unauthorized access to, acquisition of, loss, disclosure, or modification of, our systems, products, and data (or our third-party service provider’s systems, products, and data), which may result in operational disruption, loss of business, claims (including by customers, financial institutions, cardholders, and consumers), costs and reputational harm that could negatively affect our operating results. The Company could incur significant expenses in investigating and addressing cybersecurity incidents, including the expenses of deploying additional personnel, enhancing or implementing additional protection measures, training employees or hiring consultants, and such incidents could divert the attention of our management and key personnel from our business operations. Further, remedial measures may later prove inadequate to prevent or reduce the impact of new or emerging threats. The Company may face regulatory investigations or litigation relating to cybersecurity incidents, which may be costly to defend and which, if successful, may require the Company to pay damages and fines, incur expenses to comply with consent orders or injunctions, and/or change its business practices. The Company also is subject to risks associated with cyberattacks involving our own supply chain. We may also detect, or may receive notice from third parties (including governmental agencies and those in our supply chain) of potential vulnerabilities in our information technology systems, our products, or third-party products used in conjunction with our products. Even if these potential vulnerabilities do not affect our products, services, data, or systems, their existence or claimed existence could adversely affect customer confidence and our reputation in the marketplace, causing us to lose existing or potential customers. To the extent such vulnerabilities require remediation, such remedial measures could require significant resources, may not be implemented before such vulnerabilities are exploited, and may not prevent or reduce the risk. As the cybersecurity landscape evolves, we may also find it necessary to make significant further investments to protect data and infrastructure. We maintain cybersecurity insurance intended to cover some of these risks, but this insurance may not be sufficient to cover all of our losses from future cybersecurity incidents the Company may experience.

We have experienced cybersecurity incidents in the past, but none of these incidents, individually or in the aggregate, has had a material adverse effect on our business, reputation, operations or products. The Company routinely investigates security events that may or may not turn into a cybersecurity incident. We have in place various information technology protections designed to detect and reduce cybersecurity incidents, although there can be no assurance that our protections will be successful. The Company also regularly evaluates its protections against cybersecurity incidents, including through self-assessments and third-party assessments, and takes steps to enhance those protections in response to specific threats and as part of the Company’s information security program. There can be no assurance, however, that the Company will be able to prevent, reduce the risk of, or remediate all future cybersecurity incidents or that the cost associated with responding to any such incident or impact of such incident will not be significant or material.

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

The Company’s actual or perceived failure to comply with increasing and increasingly stringent laws, regulations and contractual obligations relating to privacy, data protection and information security could harm the Company's reputation, subject the Company to significant fines and liability or loss of business, and decrease demand for the Company’s services. The Company and its customers are subject to privacy, data protection, and information security laws and regulations (Data Protection Laws) in the United States and in jurisdictions around the globe that restrict the collection, use, disclosure, transfer and processing of personal data, including financial data. For example, the Company and its customers are subject, without limitation, to the European Union General Data Protection Regulation (GDPR), the U.K. General Data Protection Regulation, the California Consumer Privacy Act (CCPA) and its amendments, and the Brazilian Lei Geral de Proteção de Dados. Failure to comply with these laws could result in material legal exposure and business impact, including the loss of customers and decreased demand for our products and services. The GDPR, for example, imposes onerous accountability obligations on companies, with penalties for non-compliance of up to the greater of €20 and four percent of annual global revenue. The GDPR, and other Data Protection Laws, also grant corrective powers to supervisory authorities, including the ability to impose a limit on processing personal data or ability to order companies to cease operations.

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

Like other global companies, to conduct its operations, the Company transfers data across international borders. Transferring personal data across international borders is complex and subject to legal and regulatory requirements. In many cases, the laws and regulations governing such transfers apply not only to transfers between unrelated third parties but also to transfers between the Company and its subsidiaries. Other companies have been subject to active litigation and enforcement with respect to data transfers in a number of jurisdictions around the world, the decisions resulting form these actions could have an adverse impact on our ability to process and transfer personal data as part of our business operations. Some countries have also enacted or are enacting data localization laws that prohibit or significantly restrict the transfer of data out of the country. If, as a result of changing laws or regulatory decisions, we cannot transfer data from some jurisdictions or implement valid mechanisms for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, injunctions against processing or transferring personal data from Europe or elsewhere, and we may be required to increase our personal data or other data processing capabilities in the Europe Union and/or elsewhere at significant expense.

In addition to our legal obligations, our contractual obligations relating to privacy, data protection and information security have become increasingly prevalent and stringent due to changes in laws and regulations, requirements in the financial services industry. Certain Data Protection Laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. If we are unable to comply with our contractual obligations, this could impact our reputation and result in liabilities and loss of business.

We may use artificial intelligence in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, legal liability, or adversely affect our results of operations. We may incorporate artificial intelligence (“AI”) solutions into some of our platforms, offerings, services, and features, and these applications may become more important in our operations over time. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if our AI applications are based on data, algorithms or other inputs that are flawed, or if they assist in producing content, analyses or recommendations that are or are alleged to be deficient, inaccurate or biased, our business, financial condition and results of operations may be adversely affected. The use of AI applications may in the future result in cybersecurity incidents. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations. AI also presents emerging ethical issues, and if our use of AI becomes controversial we may experience brand, reputational or competitive harm, or legal liability. The rapid evolution of AI, including the potential regulation of AI by government or other regulatory agencies, may require the Company to incur significant resources to develop, test, and maintain our platforms, offerings, services, and features in order to implement AI ethically and minimize any unintended, harmful impacts.

Risks Related to Reliance on Performance of Third Parties.

The Company’s ability to deliver products that satisfy customer requirements is dependent on the performance of its subcontractors and suppliers, as well as on the availability of raw materials and other components. The Company relies on other companies, including subcontractors and suppliers, to provide and produce raw materials, integrated components and sub-assemblies and production commodities included in, or used in the production of, its products. If one or more of the Company's subcontractors or suppliers experiences delivery delays or other performance problems, it may be unable to meet commitments to its customers or incur additional costs. In some instances, the Company depends upon a single source of supply. Any service disruption from one of these suppliers, either due to circumstances beyond the supplier’s control, such as geo-political developments or public health concerns, or as a result of performance problems or financial difficulties, could have a material adverse effect on the Company's ability to meet commitments to its customers or increase its operating costs.

The Company manufactures a substantial amount of its products in Paderborn, Germany, and Manaus, Brazil. In addition, certain of our products are manufactured in China and India. Any damage suffered by these critical locations and manufacturing plants could negatively impact our business and results of operations. While the Company maintains insurance policies that provide coverage up to certain limits for some of the potential risks and liabilities associated with its business, it does not maintain insurance policies for all risks and liabilities.

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

The Company relies on third parties to provide outsourced business processes and other financial services. The Company engages other companies to provide certain business process outsourcing services and other financial services to the Company. Any service disruption from one of these suppliers, either due to circumstances beyond the supplier’s control, as a result of performance or financial problems by those companies, or due to a failure of the Company to properly utilize or scope those services, could have a material adverse impact on the Company's business process operations, increase the Company’s operating costs or cause other exposures.

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

In October 2021, the Organization for Economic Co-operation and Development (the "OECD") announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting (the "Framework"), which agreed to a two-pillar solution to address tax challenges arising from digitalization of the economy. In December 2021, the OECD released Pillar Two Model Rules defining the global minimum tax rules, which contemplate a minimum tax rate of 15%. To date, various jurisdictions have enacted or are in the process of enacting legislation on these rules, and the OECD continues to release additional guidance. While it is uncertain whether the U.S. will enact legislation to adopt the minimum tax directive, certain countries in which we operate have adopted legislation and other countries are in the process of introducing legislation to implement the minimum tax directive. Further, the OECD has issued administrative guidance providing transition and safe harbor rules. We will continue to monitor the implementation of the Framework by the countries in which we operate. We currently do not expect the Framework to have a material impact on our effective tax rate or our consolidated results of operation, financial position, and cash flows.

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

Risks Related to Our Indebtedness.

We have substantial indebtedness following our emergence from the Restructuring Proceedings and may be unable to generate sufficient cash flows from operations to meet our debt service and other obligations. We have substantial consolidated indebtedness. On the Effective Date, we entered into a new credit agreement (the Exit Credit Agreement) governing a $1,250.0 senior secured loan credit facility (the Exit Facility) with certain financial institutions party thereto, as lenders, GLAS USA LLC, as administrative agent, and GLAS Americas LLC, as collateral agent. On February 13, 2024, we entered into a new credit agreement (the Revolving Credit Agreement) with certain financial institutions party thereto, as lenders, and PNC Bank, National Association, as administrative agent and collateral agent, governing a superior-priority senior secured revolving credit facility (the Revolving Credit Facility) in an aggregate principal amount of $200 million, which includes a $50 million letter of credit sub-limit and a $20 million swing loan sub-limit. Our obligations under the Exit Facility and Revolving Credit Facility are guaranteed by certain of our subsidiaries that are organized in the United States and secured by perfected security interests and liens on substantially all of our assets and the assets of the guarantors.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to sell assets, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. Our indebtedness restricts our ability to sell assets outside of the ordinary course of business and restricts the use of the proceeds from any such sales. We may not be able to complete those sales or obtain the proceeds which we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due. In addition, the terms of our indebtedness provide that if we cannot meet our debt service obligations, the lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.

Despite our and our subsidiaries’ indebtedness, we may still be able to incur substantially more debt, including secured debt. This could further increase or intensify the other risks associated with our substantial indebtedness. We and our subsidiaries may be able to incur substantial additional indebtedness in the future, including additional secured debt. Although covenants in the Exit Credit Agreement and Revolving Credit Agreement limit our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions can be substantial. In addition, the Exit Credit Agreement and Revolving Credit Agreement do not limit us from incurring obligations that do not constitute indebtedness as defined therein.

The terms of the Exit Credit Agreement and Revolving Credit Agreement impose restrictions that may limit our operating and financial flexibility. The Exit Credit Agreement and Revolving Credit Agreement contain certain restrictions and covenants which restrict our ability to incur liens and/or debt or provide guarantees in respect of obligations of any other person, which could adversely affect our ability to operate our business, as well as significantly affect our liquidity, and therefore could adversely affect our results of operations. The Exit Credit Agreement and Revolving Credit Agreement also contain mandatory prepayment provisions providing that certain amounts of Net Cash Proceeds (as defined in the respective credit agreements) must be utilized to make payments on the outstanding balance under the facilities.

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

Our ability to comply with these covenants may be affected by events beyond our control and we may need to refinance our existing indebtedness in the future. A breach of any of these covenants together with the expiration of any cure period, if applicable, could result in a default under the facilities. If any such default occurs, subject to any applicable grace periods, the lenders may terminate or suspend their obligations under the facilities and may declare all unpaid principal and interest, together with any other amounts due under the facilities, immediately due and payable.

If the obligations under the facilities were to be accelerated, our financial resources may be insufficient to repay the amounts due in full and we may not be able to borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If our indebtedness is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions.

Risks Related to Our Common Stock.

Anti-takeover provisions in our charter and bylaws could make it more difficult for a third party to acquire us. Certain provisions of our charter and bylaws may make it make it more difficult for a third party to gain control of our Board of Directors and may have the effect of delaying or preventing changes in our management. These provisions provide for, among other things:

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

There may be circumstances in which the interests of our significant shareholders could be in conflict with your interests as a shareholder. Funds associated with Capital World Investors, Millstreet Capital Management LLC, Hein Park Capital Management LP and Beach Point Capital Management LP beneficially own approximately 33.4%, 18.5%, 9.2% and 8.9% of our outstanding common stock, respectively. Circumstances may arise in which these shareholders may have an interest in exerting influence to pursue or prevent acquisitions, divestitures or other transactions, including the issuance of additional shares of common stock or incurrence of debt, that, in their judgment, could enhance their investment in us or another company in which they invest. Such transactions might adversely affect us or other holders of our common stock. Furthermore, our significant concentration of share ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in companies with significant shareholders.

The potential payment of dividends on our common stock or repurchases of our common stock is dependent on a number of factors, and future payments and repurchases cannot be assured. Although we have paid dividends on our previously outstanding common stock in the past, it is uncertain whether or when we will pay cash dividends or other distributions with respect to our common stock in the foreseeable future. Restrictive covenants in our credit facilities limit our ability to pay cash dividends and repurchase shares. Other debt instruments to which we or our subsidiaries may be a party may also contain restrictive covenants that limit our ability to pay dividends or for us to receive dividends from our subsidiaries, any of which may negatively impact the trading price of our common stock. In addition, holders of common stock will only be entitled to receive such cash dividends as our Board of Directors may declare out of funds legally available for such payments, and our Board of Directors may only authorize us to repurchase shares of our common stock with funds legally available for such repurchases. The payment of future cash dividends and future repurchases will depend upon our earnings, economic conditions, liquidity and capital requirements, and other factors, including our debt leverage. Accordingly, we cannot make any assurance that future dividends will be paid or future repurchases will be made.

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

Risks Related to Acquisitions, Divestitures and Partnerships.

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

The Company may be unable to successfully and effectively manage acquisitions, divestitures, partnerships, and other significant transactions, which could harm its operating results, business and prospects. As the Company improves its financial performance and promotes its business strategy, it will continue to engage in discussions and potentially enter into agreements with third parties regarding possible investments, acquisitions, strategic partnerships, joint ventures, divestitures and outsourcing arrangements. Such transactions present significant risks and challenges and there can be no assurances that the Company will manage such transactions successfully or that strategic opportunities will be available to the Company on acceptable terms or at all. Acquisitions and partnerships inherently involve risks.

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

Risks Related to Shareholder Appraisal Proceedings.

The Company is exposed to additional litigation risk and uncertainty with respect to the former minority shareholders of Diebold Nixdorf AG. Diebold Nixdorf Holding Germany GmbH, formerly Diebold Nixdorf Holding Germany Inc. & Co. KGaA (Diebold KGaA), is a party to two separate appraisal proceedings (Spruchverfahren) in connection with the purchase of all shares in its former listed subsidiary, Diebold Nixdorf AG. The first appraisal proceeding, which relates to the Domination and Profit/Loss Transfer Agreement (DPLTA) entered into by Diebold KGaA and former Diebold Nixdorf AG, which became effective on February 17, 2017, is pending at the Higher Regional Court (Oberlandesgericht) of Düsseldorf (Germany) as the court of appeal. The DPLTA appraisal proceeding was filed by minority shareholders of Diebold Nixdorf AG challenging the adequacy of both the cash exit compensation of €55.02 per Diebold Nixdorf AG share (of which 6.9 million shares were then outstanding) and the annual recurring compensation of €2.82 per Diebold Nixdorf AG share offered in connection with the DPLTA.

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

The District Court of Dortmund dismissed in 2022 all claims to increase the cash compensation and the annual recurring compensation in the DPLTA appraisal proceeding and rejected in 2023 all claims to increase the cash compensation in the merger squeeze-out appraisal proceeding. These first instance decisions, however, are not final as some of the plaintiffs filed appeals in both the DPLTA appraisal proceeding and the squeeze-out appraisal proceeding. The Company believes that the compensation offered in connection with the DPLTA and the merger squeeze-out was in both cases fair and that the decisions of the District Court of Dortmund in the DPLTA and merger squeeze-out appraisal proceedings validate its position. German courts often adjudicate increases of the cash compensation to plaintiffs in varying amounts in connection with German appraisal proceedings. Therefore, the Company cannot rule out that a court may increase the cash compensation in these appraisal proceedings. The Company, however, is convinced that its defense in both appraisal proceedings is supported by strong sets of facts and the Company will continue to vigorously defend itself in these matters.

Risks Related to Our Restructuring Proceedings.

We recently emerged from Restructuring Proceedings, which could adversely affect our business and relationships. It is possible that our having filed for bankruptcy and our recent emergence from the Restructuring Proceedings could adversely affect our business and relationships with customers, employees and suppliers. Due to uncertainties, many risks exist, including the following:

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
•competitors may take business away from us, and our ability to attract and retain customers may be negatively impacted; and
•we have four new directors on our Board of Directors that have limited experience with the Company or our management team, and as a result go-forward operations plans and strategy may differ materially from past practice.

The occurrence of one or more of these events could have a material and adverse effect on our operations, financial condition and reputation. We cannot assure you that having been subject to the Restructuring Proceedings will not adversely affect our operations in the future.

Our actual financial results may vary significantly from the projections that were filed with the U.S. Bankruptcy Court. In connection with our Disclosure Statement relating to the Plans (the Disclosure Statement), we prepared projected financial information to demonstrate to the U.S. Bankruptcy Court and the Dutch Court the feasibility of the Plans and our ability to continue operations upon our emergence from the Restructuring Proceedings. This projected financial information was prepared by, and is the responsibility of, our management. Our independent registered public accounting firm, KPMG LLP, neither examined, compiled nor performed any procedures with respect to the projected financial information and, accordingly, KPMG LLP has expressed no opinion or any other form of assurance with respect thereto. Those projections were prepared solely for the purpose of the Restructuring Proceedings and have not been, and will not be, updated on an ongoing basis. Those projections should not be relied upon in connection with the purchase or sale of our common stock. At the time they were prepared, the projections reflected numerous assumptions concerning our anticipated future performance and with respect to prevailing and anticipated market and economic conditions that were and remain beyond our control and that may not materialize. Projections are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic and competitive risks and the assumptions underlying the projections and/or valuation estimates may prove to be wrong in material respects. Actual results may vary significantly from those contemplated by the projections that were prepared in connection with the Disclosure Statement and the hearing to consider confirmation or sanctioning of the Plans.

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

As a result of our emergence from the Restructuring Proceedings, our historical financial information will not be indicative of our future financial performance and realization of assets and liquidation of liabilities are subject to uncertainty. Our capital structure has been significantly altered through the implementation of the Restructuring Proceedings. As a result, we are subject to the Fresh Start Accounting reporting rules required under the Financial Accounting Standards Board Accounting Standards Codification Topic 852, Reorganizations. Under applicable Fresh Start Accounting reporting rules, our assets and liabilities have been adjusted to fair values and our accumulated deficit has been restated to zero. Accordingly, our consolidated financial condition and results of operations from and after the Fresh Start Reporting Date will not be comparable to the financial condition or results of operations reflected in our consolidated historical financial statements.

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

As of December 31, 2023, the Company had $616.7 of goodwill. The techniques used in its qualitative and quantitative assessment and goodwill impairment tests incorporate a number of estimates and assumptions that are subject to change. Although the Company believes these estimates and assumptions are reasonable and reflect market conditions forecast at the assessment date, any changes to these assumptions and estimates due to market conditions or otherwise may lead to an outcome where impairment charges would be required in future periods.

General Risks.

The Company's ability to maintain effective internal control over financial reporting may be insufficient to allow it to accurately report its financial results or prevent fraud, and this could cause its financial statements to become materially misleading and adversely affect the trading price of its common stock. The Company requires effective internal control over financial reporting in order to provide reasonable assurance with respect to its financial reports and to effectively prevent fraud. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If the Company cannot provide reasonable assurance with respect to its financial statements and effectively prevent fraud, its financial statements could become materially misleading, which could adversely affect the trading price of its common stock.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 1C: CYBERSECURITY

Diebold Nixdorf has processes, programs and measures in place designed to detect and help safeguard against cybersecurity threats and incidents. Although the Company implemented cybersecurity measures designed to detect and limit the risk of unauthorized access to our systems and acquisition of, loss of, modification of, use of, access to, or disclosure of our data, threat actors are using evolving, sophisticated, and ever-changing techniques to obtain unauthorized access to systems and data. While the Company works to maintain our information security program and risk management efforts, there can be no assurance that such actions will be sufficient to prevent cybersecurity incidents or mitigate all potential risks to our systems, networks, and data or those of our third-party providers.

Diebold Nixdorf has established an information security program. This program and corresponding processes are designed to manage cybersecurity risks within our products, solutions, operations, and corporate infrastructure. The Company conducts regular security risk assessments, which include internal, external, and third-party risks, where appropriate, relying on internal and external resources. The results of these assessments help us to identify potential risks and to aid our cybersecurity risk management practices. The Company also maintains a third-party risk management process for service providers, suppliers, and vendors. The company maintains policies and practices governing our third-party risks. The Company generally requires third parties to, among other things, maintain security controls to protect confidential information and data, and notify us of data breaches that may impact our systems or data. Diebold Nixdorf also uses third party security scoring data to assess potential risks associated with third-party controls.

The Company also has an internal audit function, which provides assessments of controls related to security. In addition, employees receive annual training on security, privacy, and code of ethics.

The oversight of our cybersecurity risk is integrated into an enterprise-wide risk management process. The Board of Directors has oversight of our strategic and business risk management and has delegated cybersecurity risk management oversight to the Nomination and Governance Committee (“Governance Committee”) of the Board. Our Governance Committee provides risk oversight and guidance to the Chief Information Security Officer (“CISO”) and the Board for information security policies and procedures. The Governance Committee provides guidance regarding strategy and management of the Company’s information security program, including cybersecurity incidents, if any. The Governance Committee is also responsible for ensuring Board oversight of the Company’s enterprise-wide risk management process, which includes information security.

The Company’s management team is responsible for the daily identification, assessment, and management of significant cybersecurity risks. Our management team monitors potential cybersecurity threats and aims to ensure that appropriate risk mitigation processes, cybersecurity policies, and procedures are established, maintained, and implemented.

Our CISO is responsible for overseeing all information security programs that support key functions related to the operation and management of security controls designed to protect and defend against cybersecurity risks. Our CISO leads a team of dedicated cybersecurity professionals who build and implement specific technical and administrative security controls. Our CISO is part of the senior management team at the Company and regularly updates the Governance Committee on the state of Diebold Nixdorf’s cybersecurity program, including security risks, incidents and mitigation strategies. The CISO and Governance Committee advise the Board of Directors on cyber security matters.

In 2023, the Company did not identify any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. The Company cannot eliminate all security risks within our organization, and the Company cannot guarantee that any undetected cybersecurity incidents have occurred. However, the Company tries to maintain reasonable processes in place to respond and recover from cybersecurity incidents. For additional information about these risks, see Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K.

ITEM 2: PROPERTIES

As of December 31, 2023, the Company operates a real estate footprint of approximately 1,300,000 square feet and has realized a sustainable reduction from approximately 1,500,000 square feet in 2022. Since 2018, the Company reduced its operating real estate footprint by more than 60 percent. The main driver of recent reductions were consolidations of existing locations by reducing the rented areas, e.g., in the US, India, and Singapore; relocating to smaller and more cost-efficient locations, e.g., Malaysia, Portugal, Norway; and exiting locations in Mexico and Hong Kong.

Further, the Company owns or leases and operates sales, service, and administrative properties across the Americas, EMEA, and APAC and is seeking to regionalize its manufacturing. The Company also owns or leases and operates manufacturing facilities in North Canton, Ohio; Manaus, Brazil; Bengaluru, India and Paderborn, Germany. The Company continues to have key software delivery hubs in Katowice, Poland and Mumbai, India.

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

The Company is exploring further opportunities to increase the sustainability of its properties, such as reviewing the solar energy potential at Company locations for on-site renewable energy systems. The Company is also investing in energy conservation initiatives through technology improvements such as installing energy efficiency LED lighting, replacing inefficient heating and cooling systems, and installing new high-efficient HVAC systems and building management systems where feasible.

ITEM 3: LEGAL PROCEEDINGS

The information required for this Item is incorporated herein by reference to Note 2 and Note 22 of the consolidated financial statements.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is listed on the New York Stock Exchange under the symbol of “DBD.”

HOLDERS

There was one shareholder of record of the Company at December 31, 2023. The number of holders of record of the Company's common stock does not reflect the number of beneficial holders whose shares are held by banks, brokers, or other nominees.

DIVIDEND POLICY

It is uncertain whether or when the Company will pay cash dividends or other distributions with respect to our common stock. Our credit facilities limit our ability to pay cash dividends and repurchase shares. In addition, restrictive covenants in certain other debt instruments to which the Company may be a party may limit our ability to pay dividends or for us to receive dividends from our operating companies, any of which may negatively impact the trading price of our common stock. The declaration and payment of future dividends, as well as the amount thereof, are subject to declaration by our board of directors. The amount and size of any future dividends will depend on our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors.

UNREGISTERED SALES OF EQUITY SECURITIES

On the Effective Date, in connection with the Debtors’ and the Dutch Scheme Companies’ emergence from the Chapter 11 Cases and Dutch Scheme Proceedings and pursuant to the Plans, the Company issued 37,566,678 shares of common stock to the parties entitled thereto pursuant to the Plans and other orders in the Debtors’ Chapter 11 Cases. Such shares were issued in reliance on the exemption from registration requirements of the Securities Act of 1933 provided by section 1145 of the U.S. Bankruptcy Code.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company did not repurchase any shares of common stock during the fiscal year ended December 31, 2023.

PERFORMANCE GRAPH

The graph below compares the total return from August 11, 2023 to December 31, 2023 provided to shareholders on the Company's common stock relative to the total returns of the S&P 500 index, the S&P Midcap 400 index and two customized peer groups, whose individual companies are listed in footnote 1 below. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in the Company's common stock, in each index and in each of the peer groups on August 11, 2023 and its relative performance is tracked through December 31, 2023.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Diebold Nixdorf, Inc., the S&P 500 Index, the S&P Midcap 400 Index and 2023 Peer Group
150
125
100
75
50
8/15/2023
9/15/2023
10/15/2023
11/15/2023
12/15/2023
DBD
S&P 500 Index
S&P 400 Midcap Index
2023 Peer Group

The Compensation Committee of the Company's Board of Directors annually reviews and approves the selection of peer group companies, adjusting the group from time to time based on changes in the Company's industry and the Company’s operations, the current peer group and the comparability of our peer group companies.
1.There are seventeen companies included in the Company's 2023 peer group, which are: ACI Worldwide, Benchmark Electronics Inc., Bread Financial Holding, Ciena Corporation, Euronet Worldwide Inc., Infinera Corporation, Juniper Networks Inc., Logitech International SA, NCR Corp., Pitney Bowes Inc., Sabre Corp., Sanmina Corp., Scan Source, Shift4 Payments Inc., The Brink's Company, Unisys Corp. and Western Union Co.

ITEM 6: [RESERVED]

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2023
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

Continuous Improvement

The Company is focused on consistently innovating its solutions to support a better transaction experience for consumers at bank and retail locations while simultaneously streamlining cost structures and business processes through the integration of hardware, software, and services.

Voluntary Reorganization

On June 1, 2023, the Debtors filed voluntary petitions in the U.S. Bankruptcy Court seeking relief under chapter 11 of the U.S. Bankruptcy Code. The cases were jointly administered under the caption In re: Diebold Holding Company, LLC, et al. (Case No. 23-90602). Additionally, on June 1, 2023, Diebold Dutch filed a scheme of arrangement relating to the Dutch Scheme Parties and commenced the Dutch Scheme Proceedings under the Dutch Act in the Dutch Court. In addition, on June 12, 2023, Diebold Dutch filed a voluntary petition for relief under chapter 15 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court seeking recognition of the Dutch Scheme Proceedings as a foreign main proceedings and related relief.

On July 13, 2023, the U.S. Bankruptcy Court entered the Confirmation Order confirming the U.S. Plan. On August 2, 2023, the Dutch Court entered the WHOA Sanction Order sanctioning the WHOA Plan in the Dutch Scheme Proceedings. On August 7, 2023, the U.S. Bankruptcy Court entered an order in the Chapter 15 Proceedings recognizing the WHOA Plan and the WHOA Sanction Order.

On the Effective Date of August 11, 2023, the U.S. Plan and WHOA Plan became effective in accordance with their terms and the Debtors and the Dutch Scheme Parties emerged from the Chapter 11 Cases and the Dutch Scheme Proceedings. Following filing the notice of the Effective Date with the U.S. Bankruptcy Court, the Chapter 15 Proceedings were closed.

For a more detailed discussion of the Restructuring Proceedings, see Note 2 to our consolidated financial statements.

Business Drivers

The Company's operating model is based upon product sales and service contract base. Business drivers of the Company's future net sales performance include, but are not limited to:

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
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2023
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
RESULTS OF OPERATIONS

This Results of Operations focuses on discussion of 2023 Successor and Predecessor results and 2022 Predecessor results. For discussion of 2022 Predecessor results as compared to 2021 Predecessor results, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Form 10-K for the year ended December 31, 2022 filed with the SEC on March 16, 2023.

* Combined results shown in the following schedules reflect financial performance combining outcomes of both the Predecessor and Successor companies as well as adjustments to remove the impacts of having implemented Fresh Start Accounting in the Successor Period which is Non-GAAP presentation that may be useful to readers.

Net Sales

The following table represents information regarding our net sales:

	Year ended December 31,
	Successor	Predecessor			Predecessor	Predecessor
	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Adjustments	Combined*	2022	2022 in Constant Currency(1)	% Change	% Change in CC (1)
Segments
Banking
Services	$626.9	$954.3	$—	$1,581.2	$1,548.1	$1,561.5	2.1	1.3
Products	530.7	556.7	—	1,087.4	874.3	880.7	24.4	23.5
Total Banking	1,157.6	1,511.0	—	2,668.6	2,422.4	2,442.2	10.2	9.3

Retail
Services	231.5	340.7	—	572.2	550.8	556.2	3.9	2.9
Products	239.5	280.2	—	519.7	487.5	496.6	6.6	4.7
Total Retail	471.0	620.9	—	1,091.9	1,038.3	1,052.8	5.2	3.7
Total Net Sales	$1,628.6	$2,131.9	$—	$3,760.5	$3,460.7	$3,495.0	8.7	7.6

(1) The Company calculates constant currency (CC) by translating the prior-year period results at the current year exchange rate.

The increase in net sales of 8.7 percent was driven primarily due to increased unit volumes of ATMs and SCO units in the Banking and Retail segments, respectively. The increase in net sales was also partially attributable to increases in Services revenues in both segments.

Segments

•Banking net sales during the combined Successor and Predecessor Periods of 2023 were higher than the Predecessor Period in 2022 driven by unit volumes of ATMs which increased 23.5 percent year-over-year.

•Retail net sales during the combined Successor and Predecessor Periods of 2023 were higher than the Predecessor Period in 2022 driven by unit volumes of SCOs which increased 61.9 percent offset by a decrease in POS of 24.1 percent year-over-year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2023
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
Gross Profit and Gross Margin

The following table represents information regarding our gross profit and gross margin:

	Year ended December 31,
	Successor	Predecessor			Predecessor
	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Adjustments	Combined*	2022	% Change
Gross profit - services	$200.2	$372.6	$32.4	$605.2	$618.1	(2.1)
Gross profit - products	152.8	147.4	37.4	337.6	139.2	142.5
Total gross profit	$353.0	$520.0	$69.8	$942.8	$757.3	24.5

Gross margin - services	23.3%	28.8%		28.1%	29.4%
Gross margin - products	19.8%	17.6%		21.0%	10.2%

Total gross margin	21.7%	24.4%		25.1%	21.9%

Service margins were adversely impacted in the Predecessor and Successor Periods of 2023 by higher investments in resources and service infrastructure to ensure customer satisfaction.

Product gross profit in the Predecessor and Successor Periods of 2023 was driven by product sales unit volume at favorable pricing. This was further supplemented by favorable logistics costs and normalization of certain raw material costs, most notably semiconductor chips.

Operating Expenses

The following table represents information regarding our operating expenses:

	Year ended December 31,
	Successor	Predecessor			Predecessor
	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Adjustments	Combined*	2022	% Change
Selling and administrative expense	$226.0	$458.7	$(9.2)	$675.5	$741.6	(8.9)
Research, development and engineering expense	34.4	62.3	—	96.7	120.7	(19.9)
(Gain) loss on sale of assets, net	(1.0)	1.2	—	0.2	(5.1)	N/M
Impairment of assets	1.2	3.3	—	4.5	111.8	(96.0)
Total operating expenses	$260.6	$525.5	$(9.2)	$776.9	$969.0	(19.8)

Selling and administrative expenses in both periods were impacted by spending related to certain restructuring and transformational initiatives.

Research and development costs continue to decrease as a result of ongoing costs savings initiatives as well as project prioritization and rationalization.

(Gain) loss on sale of assets, net in the Predecessor and Successor Periods of 2023 was de minimis. Net gain on sale of assets for 2022 was $5.1, primarily related to the sale of an IP address for $3.5 as well as a European facility sale for a $1.9 gain, both in the third quarter.

Impairments in the Predecessor and Successor Periods of 2023 primarily relate to the write-down of right-of-use assets and related leasehold improvements for facilities identified for closure and impairment of discontinued internally developed software. In the Predecessor Period of 2022, charges were taken in the first quarter related to the North American ERP and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2023
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
certain assets in Ukraine, Russia, and Belarus; in the second quarter related to facility closures; in the third quarter related to German capitalized software; and in the fourth quarter related to assets at the held for sale non-core European retail business.

Operating Profit (Loss)

The following table represents information regarding our operating profit (loss):

	Year ended December 31,
	Successor	Predecessor			Predecessor
	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Adjustments	Combined*	2022	% Change
Operating profit (loss)	$92.4	$(5.5)	$79.0	$165.9	$(211.7)	N/M
Operating margin	5.7%	(0.3)%		4.5%	(6.1)%

Other Income (Expense)

The following table represents information regarding our other income (expense):

	Year ended December 31,
	Successor	Predecessor			Predecessor
	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Adjustments	Combined*	2022	% Change
Interest income	$6.3	$6.7	$—	$13.0	$10.0	30.0
Interest expense	(68.7)	(178.0)	7.4	(239.3)	(199.2)	(20.1)
Foreign exchange loss, net	(12.2)	(1.2)	4.7	(8.7)	(7.8)	(11.5)
Reorganization items, net	(17.1)	1,614.1	(1,597.0)	—	—	N/M
Miscellaneous, net	(0.8)	12.3	—	11.5	2.2	N/M
Loss on refinancing	—	—	—	—	(32.1)	N/M
Total other income (expense), net	$(92.5)	$1,453.9	$(1,584.9)	$(223.5)	$(226.9)	1.5

The increase in interest income during the Combined Predecessor and Successor Periods of 2023 compared to the Predecessor Period of 2022 was driven by higher variable rates.

Interest expense increased due to the terms of the agreement completed in December 2022 and increasing variable interest rates. Refer to Note 13 to our consolidated financial statements for further detail.

Foreign exchange loss, net includes realized gains and losses, primarily related to the euro and Brazilian real currency exposure, which was unfavorable, particularly during the Successor Period.

Refer to Note 2 and Note 3 to our consolidated financial statements for further description of Reorganization items, net for the combined results of the Predecessor and Successor Periods.

Miscellaneous, net is primarily attributable to recognition of non-service pension items, the most significant of which are in Germany.

In the fourth quarter of 2022, the Predecessor company incurred $32.1 of costs primarily related to third-party costs directly related to certain refinancing transactions that were expensed as incurred due to these refinancing transactions being accounted for as a modification.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2023
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
Net Income (Loss)

The following table represents information regarding our income (loss), net of tax:

	Year ended December 31,
	Successor	Predecessor			Predecessor
	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Adjustments	Combined*	2022	% Change
Net income (loss)	$19.1	$1,357.5	$(1,411.6)	$(35.0)	$(585.6)	N/M
Percent of net sales	1.2%	63.7%		(0.9)%	(16.9)%
Effective tax rate	N/M	N/M		32.3%	(34.0)%

Changes in net income (loss) are a result of the fluctuations outlined in the previous sections and impacted by income tax expense which includes $94.3 tax benefit on impact of Fresh Start Adjustments in the Successor Period. Refer to Note 6 to our consolidated financial statements for additional information regarding tax expense.

Segment Operating Profit Summary

The following tables represent information regarding the segment operating profit metrics, which exclude the impact of restructuring and transformation, non-routine charges, and the held for sale non-core European retail business because these items are not assigned to a segment in any of the Company's reporting metrics, including those used by the Chief Operating Decision Maker for assessing performance and allocating resources. Refer to Note 25 of the consolidated financial statements for further details regarding the determination of reportable segments and the reconciliation between segment operating profit and consolidated operating profit.

	Year ended December 31,
	Successor	Predecessor			Predecessor
Banking:	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Adjustments	Combined*	2022	% Change
Net sales	$1,157.6	$1,511.0	$—	$2,668.6	$2,422.4	10.2
Segment operating profit	$182.1	$211.6	$37.4	$431.1	$310.8
Segment operating profit margin	15.7%	14.0%		16.2%	12.8%

Banking operating profit and margin was favorable in the Predecessor and Successor Periods of 2023 due to improved ATM product volumes and the impact of price and cost actions as well as lower operating expenses as a result of spend management initiatives.

	Year ended December 31,
	Successor	Predecessor			Predecessor
Retail:	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Adjustments	Combined*	2022	% Change
Net sales	$469.3	$610.0	$—	$1,079.3	$1,018.2	6.0
Segment operating profit	$68.9	$86.2	$9.8	$164.9	$134.0
Segment operating profit margin	14.7%	14.1%		15.3%	13.2%

Retail segment operating profit was driven by sales volume of SCO units and normalization of supply chain logistics and input costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2023
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
LIQUIDITY AND CAPITAL RESOURCES

On June 5, 2023, the Predecessor company entered into the credit agreement with certain financial institutions party thereto, as lenders (the Lenders) and GLAS USA LLC, as administrative agent, and GLAS Americas LLC, as collateral agent; which provided the $1,250.0 senior secured superpriority debtor-in-possession term loan credit facility (DIP Facility). The proceeds of the DIP Facility were used, among others, to: (i) repay in full the term loan obligations, including a make-whole premium, under the Predecessor company's superpriority secured term loan facility (Superpriority Facility) and (ii) repay in full the Predecessor company's asset-based revolving credit facility (ABL Facility) and cash collateralize letters of credit thereunder. The payment for the Superpriorty Facility totaled $492.3 and was comprised of $401.3 of principal and interest, $20.0 of premium, and a make whole amount of $71.0. The payment for the ABL Facility, including an additional tranche of commitments consisting of a senior secured "last out" term loan facility, and the cash collateralization of letters of credit thereunder totaled $241.0 and was comprised of $211.2 of principal and interest and $29.8 of cash collateralized letters of credit.

On the Effective Date of August 11, 2023, the Company’s existing the DIP Facility was terminated and the loans outstanding under the DIP Facility were converted into loans outstanding under the Exit Facility (the Conversion), and the liens and guarantees, including all guarantees and liens granted by certain subsidiaries of the Company that are organized in the United States and in certain foreign jurisdictions, granted under the DIP Facility were automatically terminated and released.

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

On February 13, 2024, the Company, as borrower, entered into a credit agreement (the Revolving Credit Agreement) with certain financial institutions party thereto, as lenders, and PNC Bank, National Association, as administrative agent and collateral agent. The Revolving Credit Agreement provides for a superior-priority senior secured revolving credit facility (the Credit Facility) in an aggregate principal amount of $200.0, which includes a $50.0 letter of credit sub-limit and a $20.0 swing loan sub-limit. Borrowings under the Credit Facility may be used by the Company for (i) the Repayment (as defined in Note 26) and (ii) general corporate purposes and working capital. As of the effective date of the Revolving Credit Agreement, the Credit Facility is fully drawn.

Concurrently with the closing of the Credit Facility, the Company prepaid $200.0 of outstanding principal of its senior secured term loans under the Exit Credit Agreement.

The Credit Facility will mature on February 13, 2027. Refer to Note 26 for further detail.

Liquidity provided thereunder is expected to sustain the Successor for at least the next twelve months.

The Company's total cash and cash availability as of December 31, 2023 and 2022 was as follows:

	Successor	Predecessor
	2023	2022
Cash and cash equivalents	$550.2	$307.4
Additional cash availability from:
Short-term investments	13.4	24.6
Total cash and cash availability	$563.6	$332.0

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2023
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
The following table summarizes the results, excluding the impact of cash in businesses held for sale, of our consolidated statement of cash flows:

	Successor	Predecessor
	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Years ended December 31,
Net cash flow provided (used) by:			2022	2021
Operating activities	$162.4	$(419.4)	$(387.9)	$123.3
Investing activities	(20.1)	(16.0)	(23.8)	(49.2)
Financing activities	(4.0)	563.5	349.8	(3.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1.1	2.9	(8.2)	(5.7)
Net increase/(decrease) in cash, cash equivalents and restricted cash	$139.4	$131.0	$(70.1)	$64.8

Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments impact reported cash flows.

•Cash flows from operating activities during the Successor Period ended December 31, 2023 were driven by cash provided by Inventories and Accounts payable offset by uses for Deferred income taxes, Trade receivables, and Deferred revenue. The key drivers of these cash flows are timing of sales, collections, and vendor payments which can fluctuate significantly period to period.
•Cash flows from operating activities during the Predecessor Period ended August 11, 2023 were driven by uses for inventory and accounts payable primarily due to normalize supplier payments which is expected to revert to our historic level.

Investing Activities. Cash flows from investing activities during the Successor Period ended December 31, 2023 were driven by Capital expenditures of $9.8 and Capitalized software development of $9.8. Cash flows from investing activities during the Predecessor Period ended August 11, 2023 were driven by Capital expenditures of $15.1, Capitalized software development of $13.1, and net investment proceeds of $12.2.

The Company anticipates total capital expenditures and capitalized software development costs of approximately $50.0 in 2024 to be utilized for improvements to the Company's product line and investments in its infrastructure. The Company intends to finance these investments with borrowings under the Company's committed and uncommitted credit facilities and funds provided by income generated by the business.

Financing Activities. Cash flows from financing activities during the during the Predecessor Period ended August 11, 2023 primarily relate to the Restructuring Proceedings. Refer to Note 2, Note 3, and Note 13 for further details.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2023
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
Contractual and Other Obligations. We have certain contractual obligations and commitments for general operating purposes. Refer to Note 13 of the consolidated financial statements for scheduled maturities and interest rates of our long-term debt. The Company's leases support global staff via the use of office space, warehouses, vehicles and IT equipment and are discussed in additional detail within Note 18 of the consolidated financial statements. Changes in our business needs, fluctuating interest rates, and other factors may result in actual payments differing from our estimates. We cannot provide certainty regarding the timing and amounts of these payments or our ability to refinance outstanding debt on favorable terms or at all. The Company’s material cash obligations include the following contractual and other obligations as of December 31, 2023:

		Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short-term uncommitted lines of credit(1)	$—	$—	$—	$—	$—
Debt(2)	1,250.3	0.3	—	1,250.0	—
Interest on debt(3)	803.5	160.7	321.4	321.4	—
Minimum operating lease obligations	125.3	46.6	47.6	15.4	15.7
Minimum finance lease obligations	7.9	4.1	3.0	0.8	—
Total	$2,187.0	$211.7	$372.0	$1,587.6	$15.7

(1)The amount available under the short-term uncommitted lines at December 31, 2023 was $8.2. Refer to Note 13 of the consolidated financial statements for additional information.
(2)Amounts related to non-current finance lease liabilities are included in Minimum finance lease obligations.
(3)Amounts represent estimated contractual interest payments on outstanding long-term debt. Rates in effect as of December 31, 2023 are used for variable rate debt. On February 13, 2024 we entered into the Revolving Credit Agreement and expect that the interest on debt payments above will be reduced by $12.5, $28.4, and $28.4 in the Less than 1 year, 1-3 years, and 3-5 years periods above, respectively. Refer to Note 26 of the consolidated financial statements for additional information.

In addition to the general operating items above, the Company provides eligible employees with benefits pursuant to the pension and postretirement plans further described in Note 17 of the consolidated financial statements. Future contributions and disbursements related to the plans are dependent upon a number of factors, including the funded status of the plans.

Off-Balance Sheet Arrangements. The Company enters into various arrangements not recognized in the consolidated balance sheets that have or could have an effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources. The principal off-balance sheet arrangements that the Company enters into are guarantees and sales of finance receivables. The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, customers, regulatory agencies and insurance providers. If the Company is not able to comply with its contractual obligations, the suppliers, regulatory agencies and insurance providers may draw on the pertinent bank. The Company has sold finance receivables to financial institutions while continuing to service the receivables. The Company records these sales by removing finance receivables from the consolidated balance sheets and recording gains and losses in the consolidated statement of operations (refer to Note 19 of the consolidated financial statements).

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements. The consolidated financial statements of the Company are prepared in conformity with generally accepted accounting principles in the United States (U.S. GAAP). The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenues and expenses. Such estimates include revenue recognition, the valuation of trade and financing receivables, inventories, goodwill, intangible assets, other long-lived assets, legal contingencies, guarantee obligations, and assumptions used in the calculation of income taxes, pension and post-retirement benefits, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors. Management monitors the economic conditions and other factors and will adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2023
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
income, contingencies and pensions and post-retirement benefits are the most critical because they are affected significantly by judgments, assumptions and estimates. Additional information regarding these policies is included below.

Fresh Start Accounting. In accordance with ASC 852, we applied Fresh Start Accounting upon emergence from the Restructuring Proceedings, at which point we became a new entity for financial reporting. References to “Predecessor” relate to the consolidated balance sheets as of December 31, 2022, and consolidated statements of operations for the twelve months ended December 31, 2022 and 2021, and for the period from January 1, 2023 through and including the adjustments from the application of Fresh Start Accounting on August 11, 2023 (Predecessor Period). References to “Successor” relate to the consolidated balance sheet of the reorganized Company as of December 31, 2023 and consolidated statements of operations for the period from August 12, 2023 through December 31, 2023 (Successor Period) and are not comparable to the consolidated financial statements of the Predecessor as indicated by the “black line” division in the financial statements and footnote tables, which emphasizes the lack of comparability between amounts presented.The Company’s financial results for future periods following the application of Fresh Start Accounting will be different from historical trends and the differences may be material.

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

The Company includes a warranty in connection with certain contracts with customers, which are not considered to be separate performance obligations. The Company provides its customers a manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. For additional information on product warranty refer to Note 11 of the consolidated financial statements. The Company also has extended warranty and service contracts available for its customers, which are recognized as separate performance obligations. Revenue is recognized on these contracts ratably as the Company has a stand-ready obligation to provide services when or as needed by the customer. This input method is the most accurate assessment of progress toward completion the Company can apply.

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

Professional services integrate the commercial solution with the customer's existing infrastructure and helps define the optimal user experience, improve business processes, refine existing staffing models and deploy technology to meet branch and store automation objectives. Revenue from professional services is recognized over time, because the customer simultaneously receives and consumes the benefits of the Company’s performance as the services are performed or when the Company’s performance creates an asset with no alternative use and the Company has an enforceable right to payment for performance completed to date. Generally, revenue will be recognized using an input measure, typically costs incurred. The typical contract length for service is generally one year and is billed and paid in advance except for installations, among others.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2023
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

Banking

Products. Products for banking customers consist of cash recyclers and dispensers, intelligent deposit terminals, teller automation tools and kiosk technologies, as well as physical security solutions. The Company provides its banking customers front-end software applications for consumer connection points and back-end platforms that manage channel transactions, operations and integration and facilitate omnichannel transactions, endpoint monitoring, remote asset management, customer marketing, merchandise management and analytics. These offerings include highly configurable, API-enabled software that automates legacy banking transactions across channels.

Services. The Company provides its banking customers product-related services which include proactive monitoring, rapid resolution of incidents through remote service capabilities or an on-site visit and professional services. First- and second-line maintenance, preventive maintenance and on-demand services keep the distributed assets of the Company's customers up and running through a standardized incident management process. Managed services and outsourcing consist of end-to-end business processes, solution management, upgrades and transaction processing. The Company also provides a full array of cash management services, which optimizes the availability and cost of physical currency across the enterprise through efficient forecasting, inventory and replenishment processes.

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

Inventory Valuation. At each reporting period, the Company identifies and writes down its excess and obsolete inventories to net realizable value based on usage forecasts, order volume and inventory aging. With the development of new products, the Company also rationalizes its product offerings and will write-down discontinued product to the lower of cost or net realizable value.

Goodwill. Goodwill in the Successor Period is the excess of the reorganization value of assets over the fair value of identifiable tangible and intangible assets (refer to Note 3). Goodwill in the Predecessor Period is the cost in excess of the net assets of acquired businesses (refer to Note 10).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2023
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
The Company tests all existing goodwill at least annually as of October 1 for impairment on a reporting unit basis using either a quantitative or qualitative approach.

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

In the Successor Period, the annual goodwill impairment test was performed using a qualitative analysis. During the Predecessor Periods, annual goodwill impairment tests were performed using a quantitative analysis in 2022 and qualitative analysis in 2021. As a result of a triggering event identified as of March 31, 2023, the Company performed an interim quantitative goodwill impairment test in the Predecessor Period. No impairment resulted from the quantitative interim goodwill impairment test. As a result of the reporting unit change in the second quarter of 2022, the Company performed an interim quantitative goodwill impairment test. No impairment resulted from the quantitative interim goodwill impairment test under either the legacy or new reporting unit structure.

Taxes on Income. Deferred taxes are provided on the asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences, operating loss carry-forwards and tax credits. Deferred tax liabilities are recognized for taxable temporary differences and undistributed earnings in certain jurisdictions. Deferred tax assets are reduced by a valuation allowance when, based upon the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Determination of a valuation allowance involves estimates regarding the timing and amount of the reversal of taxable temporary differences, expected future taxable income and the impact of tax planning strategies. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2023
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

The following table represents assumed healthcare cost trend rates:

	Successor	Predecessor
	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Year ended December 31, 2022

Healthcare cost trend rate assumed for next year	5.6%	5.7%	6.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.2%	4.2%	4.0%
Year that rate reaches ultimate trend rate	2046	2046	2046

RECENTLY ISSUED ACCOUNTING GUIDANCE

Refer to Note 1 of the consolidated financial statements for information on recently issued accounting guidance.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2023
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
FORWARD-LOOKING STATEMENT DISCLOSURE

This annual report on Form 10-K may contain statements that are not historical information and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. These forward-looking statements include, but are not limited to, projections, statements regarding the Company's expected future performance (including expected results of operations), future financial condition, anticipated operating results, strategy plans, future liquidity and financial position.

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
•the ultimate impact of infectious disease outbreaks and other public health emergencies, including further adverse effects to the company’s supply chain and, maintenance of increased order backlog;
•the Company's ability to successfully meet its cost-reduction goals and continue to achieve benefits from its cost-reduction initiatives and other strategic initiatives;
•the success of the company’s new products, including its DN Series line and EASY family of retail checkout solutions, and electronic vehicle charging service business;
•the impact of a cybersecurity incident or operational failure on the company's business;
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
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2023
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)
•unanticipated litigation, claims or assessments, as well as the outcome/impact of any current/pending litigation, claims or assessments;
•the effect of changes in law and regulations or the manner of enforcement in the U.S. and internationally and the company’s ability to comply with applicable laws and regulations; and
•other factors included in the company’s filings with the SEC.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(dollars in millions, except per share amounts)

The Company is exposed to foreign currency exchange rate risk inherent in its international operations denominated in currencies other than the U.S. dollar. For the combined 2023 Successor and Predecessor Periods, a hypothetical 10 percent movement in the applicable foreign exchange rates would have resulted in an increase or decrease in the combined 2023 Successor and Predecessor Periods operating loss of $25.4 and $31.1, respectively. The sensitivity model assumes an instantaneous, parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in an instantaneous or parallel fashion may overstate the impact of changing exchange rates on amounts denominated in a foreign currency.

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

The Company manages interest rate risk with the use of variable rate borrowings under its committed and uncommitted credit facilities and interest rate swaps. At December 31, 2023, variable rate borrowings totaled $1,253.9. A one percentage point increase or decrease in interest rates would have resulted in an increase or decrease in interest expense of $12.5 for 2023. The Company’s exposure to interest rate risk is movements in the EURIBOR, SOFR and LIBOR, while historically the primary exposure was related to movement in the LIBOR. Refer to Item 1A of this annual report on Form 10-K for a discussion of risks relating to any discontinuance, modification or other reforms to LIBOR or any other reference rate, or the establishment of alternative reference rates.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	41

Consolidated Balance Sheets at December 31, 2023 (Successor) and 2022 (Predecessor)	44

Consolidated Statements of Operations for the period from August 12, 2023 through December 31, 2023 (Successor), the period from January 1, 2023 through August 11, 2023 (Predecessor) and the years ended December 31, 2022 and 2021 (Predecessor)	46

Consolidated Statements of Comprehensive Income (Loss) for the period from August 12, 2023 through December 31, 2023 (Successor), the period from January 1, 2023 through August 11, 2023 (Predecessor) and the years ended December 31, 2022 and 2021 (Predecessor)	47

Consolidated Statements of Equity for the period from August 12, 2023 through December 31, 2023 (Successor), the period from January 1, 2023 through August 11, 2023 (Predecessor) and the years ended December 31, 2022 and 2021 (Predecessor)	48

Consolidated Statements of Cash Flows for the period from August 12, 2023 through December 31, 2023 (Successor), the period from January 1, 2023 through August 11, 2023 (Predecessor) and the years ended December 31, 2022 and 2021 (Predecessor)	50

Notes to the Consolidated Financial Statements	52

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Diebold Nixdorf, Incorporated:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Diebold Nixdorf, Incorporated and subsidiaries (the Company) as of December 31, 2022 (Predecessor) and 2023 (Successor), the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the two-year period ended December 31, 2022 (Predecessor) and the periods from January 1, 2023 through August 11, 2023 (Predecessor) and August 12, 2023 through December 31, 2023 (Successor), and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 (Predecessor) and 2023 (Successor), and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022 (Predecessor) and the periods from January 1, 2023 through August 11, 2023 (Predecessor) and from August 12, 2023 through December 31, 2023 (Successor), in conformity with U.S. generally accepted accounting principles.

Fresh Start Accounting

As discussed in Note 1, Note 2 and Note 3 to the financial statements, on August 11, 2023, the United States Bankruptcy Court for the Southern District of Texas and the District Court of Amsterdam entered an order confirming the amended plan of reorganization, which became effective after the close of business on that day. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with FASB Accounting Standard Codification 852, Reorganizations, for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 3 of the consolidated financial statements.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Sufficiency of audit evidence over net sales

As discussed in Note 1 to the Company’s consolidated financial statements, the Company recognizes net sales when it satisfies a performance obligation by transferring control over a product or service to a customer. The Company recorded $2,131.9 million and $1,628.6 million of net sales for the Predecessor and Successor, respectively.

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

Valuation of certain intangible assets

As discussed in Notes 1, 2 and 3 to the consolidated financial statements, on August 11, 2023 the Company emerged from bankruptcy. Upon emergence from bankruptcy, the Company applied fresh-start accounting in accordance with ASC 852 – Reorganizations, which resulted in a new basis of accounting. Under fresh-start accounting, the Company recorded tradenames and trademarks, technology know-how, and customer relationships (collectively the Identified Intangible Assets) at the estimated fair value of $118.6 million, $160.8 million, and $554.3 million, respectively. Management utilized the relief from royalty method to estimate the fair value of the tradenames and trademarks as well as technology know-how assets, and utilized the multi-period excess earnings method to estimate the fair value of customer relationships.

We identified the assessment of valuation of the Identified Intangible Assets as a critical audit matter. Auditing the Company’s valuation of the Identified Intangible Assets was complex due to the significant estimation uncertainty and therefore required a high degree of auditor judgment given the sensitivity of the fair values to certain underlying assumptions. The key assumptions utilized in the Company’s valuation of the trade names and trademarks as well as technology know-how assets were forecasted revenues, royalty rates, and discount rates. The key assumptions used in the Company’s valuation of customer relationships were forecasted revenues, attrition rates, profit margins, and the discount rate. Changes in these key assumptions, could have a significant impact on the fair value of the Identified Intangible Assets. In addition, the involvement of professionals with specialized skills and knowledge was required to evaluate certain of these key assumptions.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of an internal control related to the development of the forecasted revenues utilized in the Company’s process to estimate the fair value of the Identified Intangible Assets. We evaluated forecasted revenues and profit margins by comparing the amounts to the Company’s historical financial results and historical projections. We evaluated the attrition rates by comparing them to the Company’s historical customer attrition data. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating: (1) the sensitivity of the estimated value of the Identified Intangible Assets to changes in the forecasted revenues and profit margins and relevant market data; (2) the Company’s discount rates by comparing them against discount rates that were independently developed using publicly available market data for comparable entities; (3) the Company’s royalty rates by comparing them to publicly available data for comparable licensing agreements; (4) the professional qualifications and the knowledge, skills, and abilities of the third-party valuation specialist engaged by the Company based on their credentials and experience.

Deferred income tax impacts related to emergence from bankruptcy

As discussed in Notes 2 and 5 to the consolidated financial statements, on August 11, 2023, the Company emerged from bankruptcy. The Company is subject to income tax regimes in the United States and multiple international tax jurisdictions, which are subject to interpretation of how the enacted tax laws apply to the Company’s circumstances. As of December 31, 2023, the Company reported deferred income tax assets of $71.4 million and deferred income tax liabilities of $204.9 million.

We identified the evaluation of deferred income taxes related to the emergence from bankruptcy as a critical audit matter. Specifically, a high degree of subjective auditor judgement was required to evaluate the tax implications associated with the emergence from bankruptcy, particularly related to the interpretation and application of multi-jurisdictional tax laws and regulations. Furthermore, evaluating the Company's interpretation and application of the relevant tax laws and regulations required the involvement of professionals with specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the Company’s accounting for deferred income taxes related to the emergence from bankruptcy and the interpretation and application of the relevant tax laws and regulations. We involved professionals with specialized skills and knowledge who assisted in evaluating the deferred income taxes recorded in connection with the Company’s emergence from bankruptcy by performing the following: (1) inspected documents related to the Company's reorganization transactions; (2) obtained and evaluated third-party tax specialist analysis of the application of relevant tax laws and regulations to the reorganization transactions; (3) evaluated the completeness and accuracy of certain underlying data, calculations, and allocations supporting the amount of deferred income taxes recorded by comparing such information to the Company’s records.

/s/ KPMG LLP

We or our predecessor firms have served as the Company’s auditor since 1965.

Cleveland, Ohio
March 7, 2024

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	Successor	Predecessor
	December 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$550.2	$307.4
Restricted cash	42.1	11.7
Short-term investments	13.4	24.6
Trade receivables, less allowances for doubtful accounts of $3.6 and $34.5, respectively	721.8	612.2
Inventories	589.8	588.1
Prepaid expenses	44.0	50.5
Current assets held for sale	—	7.9
Other current assets	192.6	168.5
Total current assets	2,153.9	1,770.9
Securities and other investments	6.5	7.6
Property, plant and equipment, net	159.0	120.7
Deferred income taxes	71.4	—
Goodwill	616.7	702.3
Customer relationships, net	543.0	213.6
Other intangible assets, net	348.3	44.0
Right-of-use operating lease assets	98.7	108.5
Other assets	164.5	97.4
Total assets	$4,162.0	$3,065.0

See accompanying notes to consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
(dollars in millions, except share and per share amounts)

	Successor	Predecessor
	December 31, 2023	December 31, 2022
LIABILITIES AND EQUITY
Current liabilities
Notes payable	$0.3	$24.0
Accounts payable	529.0	611.6
Deferred revenue	376.2	453.2
Payroll and other benefits liabilities	160.1	107.9
Current liabilities held for sale	—	6.8
Operating lease liabilities	39.6	39.0
Other current liabilities	315.8	362.4
Total current liabilities	1,421.0	1,604.9
Long-term debt	1,252.4	2,585.8
Pensions, post-retirement and other benefits	112.6	40.6
Long-term operating lease liabilities	65.1	76.7
Deferred income taxes	204.9	96.6
Other liabilities	26.8	31.5
Total liabilities	3,082.8	4,436.1
Equity
Diebold Nixdorf, Incorporated shareholders' equity
Predecessor preferred shares, no par value, 1,000,000 shares authorized, and none issued	—	—
Successor preferred stock, no par value, 2,000,000 shares authorized, and none issued	—	—
Predecessor common shares, $1.25 par value, 125,000,000 shares authorized, 95,779,719 shares issued, and 79,103,450 shares outstanding	—	119.8
Successor common stock, $0.01 par value, 45,000,000 shares authorized, 37,566,678 shares issued, and 37,566,678 shares outstanding	0.4	—
Additional paid-in-capital	1,038.7	831.5
Retained earnings (accumulated deficit)	17.1	(1,406.7)
Predecessor treasury shares, at cost (16,676,269 shares)	—	(585.6)
Accumulated other comprehensive loss	7.6	(360.0)
Equity warrants	—	20.1
Total Diebold Nixdorf, Incorporated shareholders' equity	1,063.8	(1,380.9)
Noncontrolling interests	15.4	9.8
Total equity	1,079.2	(1,371.1)
Total liabilities and equity	$4,162.0	$3,065.0
See accompanying notes to consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Successor	Predecessor
	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Years ended December 31,
			2022	2021
Net sales
Services	$858.4	$1,295.0	$2,098.9	$2,303.6
Products	770.2	836.9	1,361.8	1,601.6
	1,628.6	2,131.9	3,460.7	3,905.2
Cost of sales
Services	658.2	922.4	1,480.8	1,577.3
Products	617.4	689.5	1,222.6	1,284.5
	1,275.6	1,611.9	2,703.4	2,861.8
Gross profit	353.0	520.0	757.3	1,043.4
Selling and administrative expense	226.0	458.7	741.6	775.6
Research, development and engineering expense	34.4	62.3	120.7	126.3
Impairment of assets	1.2	3.3	111.8	1.3
(Gain) loss on sale of assets, net	(1.0)	1.2	(5.1)	3.1
	260.6	525.5	969.0	906.3
Operating profit (loss)	92.4	(5.5)	(211.7)	137.1
Other income (expense)
Interest income	6.3	6.7	10.0	6.1
Interest expense	(68.7)	(178.0)	(199.2)	(195.3)
Foreign exchange loss, net	(12.2)	(1.2)	(7.8)	(2.0)
Reorganization items, net	(17.1)	1,614.1	—	—
Miscellaneous, net	(0.8)	12.3	2.2	3.4
Loss on refinancing	—	—	(32.1)	—
(Loss) income before taxes	(0.1)	1,448.4	(438.6)	(50.7)
Income tax expense (benefit)	(14.7)	90.4	149.2	27.7
Equity in earnings (loss) of unconsolidated subsidiaries, net	4.5	(0.5)	2.2	0.3
Net income (loss)	19.1	1,357.5	(585.6)	(78.1)
Net income (loss) income attributable to noncontrolling interests	1.3	(0.8)	(4.2)	0.7
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$17.8	$1,358.3	$(581.4)	$(78.8)

Basic weighted-average shares outstanding	37.6	79.7	79.0	78.3
Diluted weighted-average shares outstanding	37.6	81.4	79.0	78.3

Net income (loss) attributable to Diebold Nixdorf, Incorporated
Basic earnings (loss) per share	$0.47	$17.04	$(7.36)	$(1.01)
Diluted earnings (loss) per share	$0.47	$16.69	$(7.36)	$(1.01)

See accompanying notes to consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Successor	Predecessor
	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Years ended December 31,
			2022	2021
Net income (loss)	$19.1	$1,357.5	$(585.6)	$(78.1)
Other comprehensive income (loss), net of tax:
Translation adjustment (net of tax of $— in the Successor Period and $—, $(3.0) and $(6.6) in the Predecessor Periods, respectively)	14.4	21.0	(35.3)	(53.6)
Foreign currency hedges (net of tax of $— in the Successor Period and $—, $— and $— in the Predecessor Periods, respectively)	(0.1)	4.7	—	0.7
Interest rate hedges:
Net income (loss) recognized in other comprehensive income (net of tax of $— in the Successor Period and $—, $0.7 and $3.4 in the Predecessor Periods, respectively)	—	3.4	5.5	8.6
Less: reclassification adjustments for amounts recognized in net income (loss) (net of tax of $— in the Successor Period and $—, $0.1 and $0.8 in the Predecessor Periods, respectively)	—	—	0.6	2.1
	—	3.4	4.9	6.5
Pension and other post-retirement benefits:
Prior service credit (cost) recognized during the period (net of tax of $(0.2) in the Successor Period and $0.2, $— and $— in the Predecessor Periods, respectively)	0.4	(0.2)	2.4	—
Net actuarial gains (losses) recognized during the period (net of tax of $2.6 in the Successor Period and $(4.9), $— and $23.2 in the Predecessor Periods, respectively)	(6.5)	4.2	38.5	76.0
Net actuarial gains (losses) occurring during the period (net of tax of $— in the Successor Period and $1.1, $— and $2.0 in the Predecessor Periods, respectively)	—	(1.0)	2.3	7.5
Net actuarial gains (losses) recognized due to settlement (net of tax of $— in Successor Period and $1.1, $— and $(0.4) in the Predecessor Periods, respectively)	0.1	(0.9)	10.2	(0.7)
Acquired benefit plans and other (net of tax of $— in Successor Period and $—, $— and $— in the Predecessor Periods, respectively)	—	—	—	0.1
Currency impact (net of tax of $0.1 in the Successor Period and $(1.3), $— and $(0.4) in the Predecessor Periods, respectively)	(0.1)	1.1	(1.4)	(0.6)
	(6.1)	3.2	52.0	82.3
Other	(0.4)	—	2.8	(0.9)
Other comprehensive income (loss), net of tax	7.8	32.3	24.4	35.0
Comprehensive income (loss)	26.9	1,389.8	(561.2)	(43.1)
Less: comprehensive income (loss) attributable to noncontrolling interests	1.5	(8.5)	1.7	1.3
Comprehensive income (loss) attributable to Diebold Nixdorf, Incorporated	$25.4	$1,398.3	$(562.9)	$(44.4)

See accompanying notes to consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)

	Common Shares					Accumulated Other Comprehensive Income (Loss)		Total Diebold Nixdorf, Incorporated Shareholders' Equity
	Number	Par Value (1)	Additional Capital	Retained Earnings	Treasury Shares		Equity Warrants		Non-controlling Interests	Total Equity
Balance at January 1, 2021 (Predecessor)	93.5	$116.9	$787.9	$(742.3)	$(576.7)	$(412.9)	$—	$(827.1)	$(4.6)	$(831.7)
Net income (loss)	—	—	—	(78.8)	—	—	—	(78.8)	0.7	(78.1)
Other comprehensive income	—	—	—	—	—	34.4	—	34.4	0.6	35.0
Share-based compensation issued	1.1	1.4	(1.3)	—	—	—	—	0.1	—	0.1
Share-based compensation expense	—	—	13.8	—	—	—	—	13.8	—	13.8
Treasury shares (0.4 shares)	—	—	—	—	(5.4)	—	—	(5.4)	—	(5.4)
Reclassification to redeemable noncontrolling interest	—	—	19.2	—	—	—	—	19.2	12.7	31.9
Distribution noncontrolling interest holders, net	—	—	—	(1.3)	—	—	—	(1.3)	(1.3)	(2.6)
Balance at December 31, 2021 (Predecessor)	94.6	$118.3	$819.6	$(822.4)	$(582.1)	$(378.5)	$—	$(845.1)	$8.1	$(837.0)
Net income (loss)	—	—	—	(581.4)	—	—	—	(581.4)	(4.2)	(585.6)
Other comprehensive income	—	—	—	—	—	18.5	—	18.5	5.9	24.4
Share-based compensation issued	1.2	1.5	(1.5)	—	—	—	—	—	—	—
Share-based compensation expense	—	—	13.4	—	—	—	—	13.4	—	13.4
Treasury shares (0.4 shares)	—	—	—	—	(3.5)	—	—	(3.5)	—	(3.5)
Distribution to noncontrolling interest holders, net	—	—	—	(2.9)	—	—	—	(2.9)	—	(2.9)
Equity warrants	—	—	—	—	—	—	20.1	20.1	—	20.1
Balance at December 31, 2022 (Predecessor)	95.8	$119.8	$831.5	$(1,406.7)	$(585.6)	$(360.0)	$20.1	$(1,380.9)	$9.8	$(1,371.1)
Net income	—	—	—	1,358.3	—	—	—	1,358.3	(0.8)	1,357.5
Other comprehensive income	—	—	—	—	—	40.0	—	40.0	(7.7)	32.3
Share-based compensation issued	1.2	1.4	(1.5)	—	—	—	—	(0.1)	—	(0.1)
Share-based compensation expense	—	—	2.4	—	—	—	—	2.4	—	2.4
Treasury shares (0.3 shares)	—	—	—	—	(0.8)	—	—	(0.8)	—	(0.8)
Acceleration of Predecessor equity awards	—	—	2.8	—	—	—	—	2.8	—	2.8
Elimination of Predecessor common shares, additional capital, retained earnings, treasury shares and warrants	(97.0)	(121.2)	(835.2)	48.4	586.4	—	(20.1)	(341.7)	—	(341.7)
Elimination of accumulated other comprehensive income (loss)	—	—	—	—	—	320.0	—	320.0	—	320.0
Change in value of non-controlling interests	—	—	—	—	—	—	—	—	12.6	12.6
See accompanying notes to consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)

Issuance of Successor common stock	37.6	0.4	1,038.6	—	—	—	—	1,039.0	—	1,039.0
Balance as of August 12, 2023 (Successor)	37.6	$0.4	$1,038.6	$—	$—	$—	$—	$1,039.0	$13.9	$1,052.9
Net income	—	—	—	17.8	—	—	—	17.8	1.3	19.1
Other comprehensive income	—	—	—	—	—	7.6	—	7.6	0.2	7.8
Share-based compensation expense	—	—	0.1	—	—	—	—	0.1	—	0.1
Distributions to noncontrolling interest holders, net	—	—	—	(0.7)	—	—	—	(0.7)	—	(0.7)
Balance at December 31, 2023 (Successor)	37.6	$0.4	$1,038.7	$17.1	$—	$7.6	$—	$1,063.8	$15.4	$1,079.2

(1) Successor Common Stock par value is $0.01, and the Predecessor Common Stock par value is $1.25.
See accompanying notes to consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Successor	Predecessor
	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Years ended December 31,
			2022	2021
Cash flow from operating activities
Net income (loss)	$19.1	$1,357.5	$(585.6)	$(78.1)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Depreciation and amortization	59.0	35.5	56.4	70.9
Amortization of Wincor Nixdorf purchase accounting intangible assets	—	41.8	69.6	78.2
Amortization of deferred financing costs into interest expense	0.9	21.8	15.5	17.3
Reorganization items (non-cash)	—	(1,747.6)	—	—
Reorganization items (debt make whole premium)	—	91.0	—	—
Share-based compensation	0.1	5.1	13.4	13.8
Net pension settlements	—	—	10.1	—
Other	—	—	3.1	—
Loss (gain) on sale of assets, net	(1.0)	1.2	(5.1)	3.1
Impairment of assets	1.2	3.3	111.8	1.3
Deferred income taxes	(43.2)	79.8	92.9	(12.6)
Changes in certain assets and liabilities
Trade receivables	(101.6)	9.9	(49.4)	16.4
Inventories	150.8	(98.1)	(74.5)	(84.8)
Sales tax and net value added tax	31.9	(38.1)	17.5	(15.2)
Income taxes	16.3	(26.0)	2.0	(5.3)
Accounts payable	75.0	(140.4)	(66.5)	241.4
Deferred revenue	(43.2)	(51.0)	140.6	(9.1)
Accrued salaries, wages and commissions	(1.0)	33.0	(72.5)	(19.4)
Restructuring accrual	(3.8)	(30.2)	9.4	(25.4)
Accrued interest	3.2	20.9	(52.5)	1.7
Warranty liability	0.8	(3.4)	(7.3)	0.3
Pension and other post-retirement benefits	1.9	2.0	(19.5)	(13.0)
Certain other assets and liabilities	(4.0)	12.6	2.7	(58.2)
Net cash provided (used) by operating activities	162.4	(419.4)	(387.9)	123.3
Cash flow from investing activities
Proceeds from divestitures, net of cash divested	—	—	10.5	1.1
Proceeds from maturities of investments	129.0	153.2	414.1	287.7
Payments for purchases of investments	(129.5)	(141.0)	(401.3)	(288.4)
Proceeds from sale of assets	—	—	6.0	1.7
Capital expenditures	(9.8)	(15.1)	(24.4)	(20.2)
Capitalized software development	(9.8)	(13.1)	(28.7)	(31.1)
Net cash provided (used) by investing activities	(20.1)	(16.0)	(23.8)	(49.2)
Cash flow from financing activities
Debt issuance costs	—	(5.1)	(15.7)	—
Debt prepayment costs	—	—	—	—
Revolving credit facility borrowings, net	—	—	121.0	0.9
Repayment of ABL credit agreement	—	(188.3)	—	—
Receipt of DIP financing	—	1,250.0	—	—
Borrowings - FILO	—	58.9	—	—
See accompanying notes to consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

Repayments - FILO	—	(58.9)	—	—
Repayment of superpriority term loan	—	(400.6)	—	—
Other debt borrowings	5.0	4.4	386.1	11.2
Other debt repayments	(6.7)	(2.5)	(131.0)	(19.4)
Debt make whole premium	—	(91.0)	—	—
(Distributions to) / Contributions from noncontrolling interest holders	—	—	(2.8)	11.4
Other	(2.3)	(3.4)	(7.8)	(7.7)
Net cash provided (used) by financing activities	(4.0)	563.5	349.8	(3.6)
Effect of exchange rate changes on cash and cash equivalents	1.1	2.9	(8.2)	(5.7)
Change in cash, cash equivalents and restricted cash	139.4	131.0	(70.1)	64.8
Add: Cash included in assets held for sale at beginning of period	0.7	2.8	3.1	2.7
Less: Cash included in assets held for sale at end of period	—	0.7	2.8	3.1
Cash, cash equivalents and restricted cash at the beginning of the period	452.2	319.1	388.9	324.5
Cash, cash equivalents and restricted cash at the end of the period	$592.3	$452.2	$319.1	$388.9
Cash paid for
Income taxes	21.4	25.2	33.1	42.3
Interest	52.7	74.7	231.6	175.1

See accompanying notes to consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of DECEMBER 31, 2023
(in millions, except per share amounts)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bankruptcy Accounting and Fresh Start Accounting. The consolidated financial statements of Diebold Nixdorf, Incorporated and its wholly- and majority-owned subsidiaries (collectively, the Company) included herein have been prepared using the going concern basis of accounting and in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic No. 852 – Reorganizations (ASC 852). See Note 2 and Note 3 for further detail.

In accordance with ASC 852, we applied fresh start accounting (Fresh Start Accounting) upon emergence from the Restructuring Proceedings (as defined in Note 2), at which point we became a new entity for financial reporting because (i) the holders of the then existing common shares of the Predecessor received less than 50% of the new shares of common stock of the Successor outstanding upon emergence and (ii) the reorganization value of the Company’s assets immediately prior to confirmation of the Plans (defined in Note 2) was less than the total of all post-petition liabilities and allowed claims.

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

References to “Predecessor” relate to the consolidated balance sheets as of December 31, 2022, and consolidated statements of operations for the twelve months ended December 31, 2022 and 2021, and for the period from January 1, 2023 through and including the adjustments from the application of Fresh Start Accounting on August 11, 2023 (Predecessor Period). References to “Successor” relate to the consolidated balance sheet of the reorganized Company as of December 31, 2023 and consolidated statements of operations for the period from August 12, 2023 through December 31, 2023 (Successor Period) and are not comparable to the consolidated financial statements of the Predecessor as indicated by the “black line” division in the financial statements and footnote tables, which emphasizes the lack of comparability between amounts presented. In addition, Note 3 – Fresh Start Accounting provides a summary of the consolidated balance sheets as of August 11, 2023 in the first column, and then presents adjustments to reflect the Plans and fresh start impacts to derive the opening Successor consolidated balance sheets as of August 12, 2023. The Company’s financial results for future periods following the application of Fresh Start Accounting will be different from historical trends and the differences may be material.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated, including common control transfers among subsidiaries of the Company.

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

International Operations. The financial statements of the Company’s international operations are measured using local currencies as their functional currencies, with the exception of financial results from Argentina, Singapore, El Salvador, and Switzerland, which have a functional currency other than local currency. These operations used either United States dollar (USD) or euro as their functional currency depending on the concentration of USD or euro transactions and distinct financial information. The Company translates the assets and liabilities of its non-U.S. subsidiaries at the exchange rates in effect at year end and the results of operations at the average rate throughout the year. The translation adjustments are recorded directly as a separate component of shareholders’ equity, while transaction gains (losses) are included in net income (loss).

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2023
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

As of December 31, 2023, the Company had no current assets and liabilities held for sale. As of December 31, 2022, the Company had $7.9 and $6.8 of current assets and liabilities held for sale, respectively, primarily related to non-core businesses in Europe.

Revenue Recognition. Refer to Note 23 of the consolidated financial statements.

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

Advertising Costs. Advertising costs are expensed as incurred and were $3.5, $4.6, $8.5 and $7.1 for the Successor Period from August 12, 2023 to December 31, 2023, the Predecessor Period from January 1, 2023 to August 11, 2023, and the years ended 2022 and 2021, respectively.

Research, Development and Engineering. Research, development and engineering costs are expensed as incurred and were $34.4, $62.3, $120.7 and $126.3 for the Successor Period from August 12, 2023 to December 31, 2023, the Predecessor Period from January 1, 2023 to August 11, 2023, and the years ended December 31, 2022 and 2021, respectively. This excludes certain software development costs of $9.8, $13.1 $28.7, and $31.1 in for the period from August 12, 2023 to December 31, 2023, the period from January 1, 2023 to August 11, 2023, and the years ended December 31, 2022 and 2021, respectively, which are capitalized after technological feasibility of the software is established.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
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

Cash, Cash Equivalents and Restricted Cash. The Company considers highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company had $42.1 and $11.7 of restricted cash at December 31, 2023 and 2022, respectively. Refer to Note 22 for further information on restricted cash.

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
FORM 10-K as of December 31, 2023
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

Assets Held in Rabbi Trusts / Deferred Compensation The fair value of the assets held in rabbi trusts (refer to Note 9 of the consolidated financial statements) is derived from investments in a mix of money market, fixed income and equity funds. The related deferred compensation liability is also recorded at fair value.

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

Refer to Note 21 of the consolidated financial statements for further details of assets and liabilities subject to fair value measurement.

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

The following table summarizes the Company’s allowances for doubtful accounts:

	Successor	Predecessor
	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Years ended December 31,
			2022	2021
Beginning balance	$—	$34.5	$35.3	$37.5
Charged to costs and expenses	8.0	16.6	14.0	9.8
Charged to other accounts (1)	(0.2)	(0.3)	(0.1)	—
Deductions (2)	(4.2)	(14.7)	(14.7)	(12.0)
Fresh Start adjustment	—	(36.1)	—	—
Ending balance	$3.6	$—	$34.5	$35.3
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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2023
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

Goodwill. Goodwill in the Successor Period is the excess of the reorganization value of assets over the fair value of identifiable tangible and intangible assets (refer to Note 3 of the consolidated financial statements). Goodwill in the Predecessor Period is the cost in excess of the net assets of acquired businesses (refer to Note 10 of the consolidated financial statements).

The Company tests all existing goodwill at least annually for impairment on a reporting unit basis. The annual goodwill impairment test was performed as of October 1 for all periods presented.
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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
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

Related Party Transactions. The Company has certain strategic alliances that are not consolidated. The Company's strategic alliances are not significant subsidiaries and are accounted for under the equity method of investments. The Company owns 48.1 percent of Inspur (Suzhou) Financial Information Technology Co., Ltd (Inspur JV) and 49.0 percent of Aisino-Wincor Retail & Banking Systems (Shanghai) Co., Ltd (Aisino JV) as of December 31, 2023. The Company engages in transactions with these entities in the ordinary course of business. As of December 31, 2023, the Company had accounts receivable and accounts payable balances with these affiliates of $13.0 and $24.2, respectively, which is included in trade receivables, less allowances for doubtful accounts and accounts payable, respectively, on the consolidated balance sheets.

Recently Adopted Accounting Guidance

In August 2018, the FASB issued guidance on a company's accounting for implementation fees paid in a cloud computing service contract arrangement that addresses which implementation costs to capitalize as an asset and which costs to expense. Capitalized implementation fees are to be expensed over the term of the cloud computing arrangement, and the expense is required to be recognized in the same line item in the income statement as the associated hosting service expenses. The entity is also required to present the capitalized implementation fees on the balance sheet in the same line item as it would present a prepayment for hosting service fees associated with the cloud computing arrangement. Cash payments for cloud computing arrangements (CCA) implementation costs are classified as cash outflows from operating activities.

The effects of the adoption of the ASUs listed below did not significantly impact the Company's financial statements:

Standards Adopted	Description	Effective Date
ASU 2022-04 Liabilities-Supplier Finance Programs	This Accounting Standard Update (ASU) improves the transparency of financial reporting by adding requirements for disclosures related supplier finance programs. The adoption of this ASU did not have a significant impact on the Company's consolidated financial statements.	January 1, 2023

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
Recently Issued Accounting Guidance

The following ASUs were recently issued by the FASB, which could significantly impact the Company's financial statements:

Standards Pending Adoption	Description	Effective/Adoption Date	Anticipated Impact
ASU 2020-04 Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting	The standard provides optional expedients and exceptions for applying GAAP to contracts, hedges and other transaction that will be impacted by reference rate reform.	March 12, 2020 through December 31, 2024	The Company is currently assessing the impact this ASU will have on its consolidated financial statements. The ASU allows for early adoption in any year end after issuance of the update.
ASU 2022-06 Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848	The standard defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024.	December 31, 2024	The Company does not expect this ASU will have a significant impact on its consolidated financial statements.
ASU 2023-09 Income Taxes (Topic 740) - Improvements to Income Tax Disclosures	The standard improves the transparency of financial reporting by adding requirements for disclosures related to effective tax rate reconciliation, as well as information on income taxes paid.	December 31, 2025	The Company is currently assessing the impact this ASU will have on its consolidated financial statements. The ASU allows for early adoption in any year end after issuance of the update.

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

The following is a summary of the material provisions of the U.S. Plan, as confirmed by the U.S. Bankruptcy Court pursuant to the Confirmation Order, and the WHOA Plan (as applicable), as sanctioned by the Dutch Court, and are qualified in its entirety by reference to the full text of the Plans (including the Plan Supplement). Capitalized terms used but not defined in the following "Treatment of Claims" section have the meanings set forth in the U.S. Plan.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
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

Pursuant to the Registration Rights Agreement, the Company was required to file a Resale Shelf Registration Statement (as defined in the Registration Rights Agreement) with respect to the Registrable Securities within 90 calendar days of the Effective Date. The Company filed the Resale Shelf Registration Statement on November 9, 2023 and it was declared effective by the Securities and Exchange Commission on November 20, 2023. Subject to certain exceptions, the Company is required to use commercially reasonable efforts maintain the effectiveness of any such registration statement until the date on which all Registrable Securities registered thereunder are no longer Registrable Securities.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2023
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

Management Incentive Plan

Pursuant to the U.S. Plan, the reorganized Company adopted a new management incentive plan (the MIP). The U.S. Plan contemplates that 6% of the New Common Stock, on a fully diluted basis, is reserved for issuance in connection with the MIP. See Note 5 for further detail regarding share-based compensation and equity.

Conversion to Delaware Corporation

Pursuant to the U.S. Plan as and part of the Restructuring Proceedings, the Company was reincorporated as a Delaware corporation.

Going Concern Assessment

The Company's consolidated financial statements included herein have been prepared using the going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the normal course of business. As discussed above, commencing June 1, 2023, the Debtors and the Dutch Scheme Parties were operating as debtors in possession under the supervision and jurisdiction of the U.S. Bankruptcy Court and the Dutch Court until the Effective Date, when the U.S. Plan and the WHOA Plan became effective in accordance with their terms and the Debtors and Dutch Scheme Parties emerged from the Chapter 11 Cases and Dutch Scheme Proceedings.

Prior to and during the pendency of the Chapter 11 Cases and Dutch Scheme Proceedings, the Company’s ability to continue as a going concern was subject to a high degree of risk and uncertainty until the Plans were confirmed and became effective. As a result of the U.S. Plan and the WHOA Plan becoming effective on the Effective Date, the Company believes that it has the ability to meet its obligations for at least one year from the date of the issuance of this Form 10-K and that there is no longer substantial doubt about the Company’s ability to continue as a going concern.

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

The contractual interest expense on Debt that was classified as subject to compromise was in excess of recorded interest expense by $67.5 for the period January 1, 2023 through August 11, 2023, respectively. This excess contractual interest was not recorded as interest expense on the Predecessor's Condensed Consolidated Statements of Operations, as we had discontinued accruing interest on this debt and discontinued making interest payments beginning on June 1, 2023 in connection with filing of the plans. See Note 13 for further detail regarding Debt subject to compromise.

Reorganization Items, Net

The income, expenses, gains and losses directly and incrementally resulting from the Chapter 11 Cases and Dutch Scheme Proceedings are separately reported as Reorganization items, net in our consolidated statement of operations.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
Reorganization items, net consisted of the following:

	Successor	Predecessor
	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023
Gain on settlement of liabilities subject to compromise (non-cash)	$—	$1,570.5
Fresh start valuation adjustments (non-cash)	—	686.7
Professional fees (cash)	(17.1)	(38.7)
Unamortized debt issuance costs (non-cash)	—	(124.6)
DIP premium (non-cash)	—	(384.4)
Debt make-whole premium (cash)	—	(91.0)
Lease rejection damage claim (cash)	—	(3.8)
Other (non-cash)	—	(0.6)
Total Reorganization items, net	$(17.1)	$1,614.1

Cash paid for Reorganization items, net was $36.9 and $107.2 for the Successor Period from August 12, 2023 through December 31, 2023 and the Predecessor Period of January 1, 2023 through August 11, 2023, respectively.

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

As a result of the adoption of Fresh Start Accounting and the effects of the implementation of the Plans, the Company’s consolidated financial statements of the Successor are not comparable to its consolidated financial statements of the Predecessor.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2023
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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
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

Land and Building Improvements

The valuation of land, land improvements, buildings and building improvements was performed using either the cost, income capitalization or sales comparison approach, depending on the nature of the asset. The cost approach was utilized for the Company’s owned industrial facilities. The income capitalization approach was used to value the Company’s interests in an industrial complex. The income capitalization approach measures the value of a property by calculating the present value of the future economic benefits associated with the property. The sales comparison approach was used for certain owned vacant land and relies upon recent sales or similar offerings to arrive at a probable selling price.

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

The key assumptions used to estimate the fair value of the Company’s trade names and trademarks and technology/ know-how assets included forecasted revenues, the royalty rate, the tax rate and the discount rate. The relief from royalty method was relied upon for these valuations. The relief from royalty method measures the benefit of owning an intangible asset as the “relief” from the royalty expense that would otherwise be incurred by licensing the asset from a third party. It assumes that if the Company did not own the intangible asset, then it would be willing to pay a royalty for its use. This method is most commonly used for readily transferable intangible assets that have licensing appeal, such as intellectual property.

Customer Relationship and Backlog Assets

The customer relationships and backlog assets were valued using the multi-period excess earnings method, a variation of the income approach. For the customer relationship assets, revenues attributable to customer assets were determined and an attrition rate based on historical customer trends was applied to estimate the expected decline anticipated from the existing customer population. The cash flows attributable to the customer relationships and backlog assets were also determined by applying appropriate costs and contributory asset charges then adjusted using a discount rate that is commensurate with the risk inherent in the customer-related intangible assets. The key

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
assumptions used to estimate the fair value of the customer-related assets included forecasted revenues, attrition rates, profit margins, contributory asset charges, the tax rate and the discount rate.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2023
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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

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
FORM 10-K as of December 31, 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
FORM 10-K as of December 31, 2023
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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
NOTE 4: EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is based on the weighted-average number of common stock outstanding. Diluted earnings (loss) per share includes the dilutive effect of potential shares of common stock outstanding. Under the two-class method of computing earnings (loss) per share, non-vested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities. During the Predecessor Periods, the Company’s participating securities include restricted stock units (RSUs), director deferred shares and shares that were vested but deferred by employees. There were no vested participating securities in the Successor Period. The Company calculated basic and diluted earnings (loss) per share under both the treasury stock method and the two-class method. For the Successor Period from August 12, 2023 through December 31, 2023 and the Predecessor Periods of January 1, 2023 through August 11, 2023 and the years ended December 31, 2022 and 2021, there were no differences in the earnings (loss) per share amounts calculated using the two methods. Accordingly, the treasury stock method is disclosed below; however, because the Company is in a net loss position in the years ended December 31, 2022 and 2021, dilutive shares are excluded from the shares used in the computation of diluted loss per share.

The following table represents amounts used in computing earnings (loss) per share and the effect on the weighted-average number of shares of dilutive potential common stock for the years ended December 31:

	Successor	Predecessor
	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Years ended December 31,
			2022	2021
Numerator
Income (loss) used in basic and diluted loss per share
Net income (loss)	$19.1	$1,357.5	$(585.6)	$(78.1)
Net income (loss) income attributable to noncontrolling interests	1.3	(0.8)	(4.2)	0.7
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$17.8	$1,358.3	$(581.4)	$(78.8)
Denominator
Weighted-average number of shares of common stock used in basic earnings (loss) per share (1)	37.6	79.7	79.0	78.3
Effect of dilutive shares (1)	—	1.7	—	—
Weighted-average number of shares used in diluted earnings (loss) per share	37.6	81.4	79.0	78.3
Net income (loss) per share attributable to Diebold Nixdorf, Incorporated
Basic and diluted income (loss) per share	$0.47	$17.04	$(7.36)	$(1.01)
Diluted earnings income (loss) per share	$0.47	$16.69	$(7.36)	$(1.01)

Anti-dilutive shares
Anti-dilutive shares not used in calculating diluted weighted-average shares	—	2.1	4.2	3.9
(1)Shares of 1.5 and 1.2 for the years ended December 31, 2022 and 2021, respectively, are excluded from the computation of diluted earnings (loss) per share because the effects are anti-dilutive, irrespective of the net loss position.

NOTE 5: SHARE-BASED COMPENSATION AND EQUITY

Dividends. In May 2018, the Company announced the decision of its Board of Directors to reallocate future dividend funds towards debt reduction and other capital resource needs. Accordingly, the Company has not paid a dividend since 2018.

Share-Based Compensation Cost. The Company recognizes costs resulting from all share-based payment transactions based on the fair value of the award as of the grant date. Awards are valued at fair value and compensation cost is recognized on a straight-line basis over the requisite periods of each award. To cover the exercise and/or vesting of its share-based payments, the Company uses a combination of new shares from its authorized, unissued share pool and its treasury shares. As discussed above, on the Effective Date, the then existing common shares of the Predecessor were canceled and the New Common Stock was issued. Accordingly, the existing share-based compensation awards issued pursuant to the 2017 Equity and Performance Incentive Plan were also canceled, which resulted in the recognition of any previously unamortized expense related to the canceled awards on the date of cancellation. Pursuant to the U.S. Plan, the reorganized Company adopted a new management incentive plan. The number of shares of common stock that may be issued pursuant to the 2023 Equity and Incentive Plan (the

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
2023 Plan) was 2.4, of which 1.5 shares were available for issuance at December 31, 2023.

The following table summarizes the components of the Company’s employee and non-employee directors share-based compensation programs recognized as selling and administrative expense for the years ended December 31:

	Successor	Predecessor
	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Years ended December 31,
			2022	2021
Stock options
Pre-tax compensation expense	$0.1	$—	$0.3	$1.5
Tax benefit	—	—	—	(0.4)
Stock option expense, net of tax	$0.1	$—	$0.3	$1.1

RSU's
Pre-tax compensation expense	$—	$2.3	$13.6	$8.7
Acceleration of Predecessor awards	—	2.7	—	—
Tax benefit	—	(1.2)	(1.6)	(2.2)
RSU expense, net of tax	$—	$3.8	$12.0	$6.5

Performance shares
Pre-tax compensation expense	$—	$0.1	$(0.5)	$3.6
Tax benefit	—	—	—	(1.0)
Performance share expense, net of tax	$—	$0.1	$(0.5)	$2.6

Total share-based compensation
Pre-tax compensation expense	$0.1	$2.4	$13.4	$13.8
Acceleration of Predecessor awards	—	2.7	—	—
Tax benefit	—	(1.2)	(1.6)	(3.6)
Total share-based compensation, net of tax	$0.1	$3.9	$11.8	$10.2

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
The following table summarizes information related to unrecognized share-based compensation costs as of December 31, 2023 (Successor):

	Unrecognized Cost	Weighted-Average Period
		(years)
Stock options	$8.4	2.2
RSUs	8.1	2.2
	$16.5
SHARE-BASED COMPENSATION AWARDS

Stock options, RSUs and performance shares were issued to officers and other management employees under the Company’s Amended and Restated 1991 Equity and Performance Incentive Plan (as amended and restated as of February 12, 2014) (the 1991 Plan) and the 2017 Plan in the Predecessor Period, and under the Company's 2023 Plan in the Successor Period. Certain awards have accelerated vesting clauses upon retirement, which results in either immediate or accelerated expense.

Stock Options

During the Successor Period in 2023, stock options were granted to non-employee directors that vest after a period of one year to four years and have a term of five years from the issuance date, and have an exercise price of $30.00. No stock options were granted in 2022 or 2021. The estimated fair value of the options granted was calculated using a Black-Scholes option pricing model using the following assumptions:

	Successor	Predecessor
	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Years ended December 31,
			2022	2021
Expected life (in years)	3.75	0	0	0
Weighted-average volatility	65%	—%	—%	—%
Risk-free interest rate	3.94%	—%	—%	—%
Expected dividend yield	—%	—%	—%	—%

The Company uses historical data to estimate the expected life within the valuation model. Expected volatility is based on historical volatility of the price of guideline public companies shares over the expected life of the equity instrument. The risk-free rate of interest is based on U.S. Treasury Constant Maturity yields over the expected life of the equity instrument. The expected dividend yield is based on actual dividends paid per share and the price of the Company’s common stock.

Options outstanding and exercisable as of December 31, 2023 and changes during the year ended were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
		(per share)	(in years)
Outstanding at January 1, 2023 (Predecessor)	1.5	$16.81
Expired or forfeited	(0.2)	$3.71
Elimination of Predecessor awards	(1.3)	$3.68
Outstanding at August 12, 2023 (Successor)	—	$—
Granted	0.6	$30.00
Outstanding at December 31, 2023 (Successor)	0.6	$30.00	5	$—
Options exercisable at December 31, 2023	—	$—	0	$—
(1)The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing share price on the last trading day of the year in 2023 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders exercised their options on December 31, 2023. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
The aggregate intrinsic value of options exercised was minimal for the years ended December 31, 2023, 2022 and 2021. The weighted-average, grant-date fair value of stock options granted for the year ended December 31, 2023 was $4.73.

Restricted Stock Units

Each RSU provides for the issuance of one share of common stock of the Company at no cost to the holder and are granted to both employees and non-employee directors. RSUs either cliff vest after one year or vest per annum over a three or four-year period. Non-vested employee RSUs are forfeited upon termination unless the Board of Directors determines otherwise.

Non-vested RSUs outstanding as of December 31, 2023 and changes during the year ended were as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2023 (Predecessor)	2.2	$7.53
Forfeited	(0.2)	$7.96
Vested	(1.1)	$7.30
Elimination of Predecessor awards	(0.9)	$7.73
Non-vested at August 12, 2023 (Successor)	—	$—
Granted	0.3	$29.00
Non-vested at December 31, 2023 (Successor)	0.3	$29.00

The weighted-average grant-date fair value of RSUs granted for the years ended December 31, 2022 and 2021 was $6.57 and $13.71, respectively. The weighted-average grant-date fair value of RSUs granted during the Successor Period of August 12, 2023 to December 31, 2023 was $29.00. The total fair value of RSUs vested during the period from January 1, 2023 to August 11, 2023, and the years ended December 31, 2022 and 2021 was $8.2, $11.0 and $10.3, respectively.

Performance Shares

Performance shares are granted to employees and vest based on the achievement of certain performance objectives, as determined by the Board of Directors. Each performance share earned entitles the holder to one share of common stock of the Company. The Company's performance shares include performance objectives that are assessed after a period of four years as well as performance objectives that are assessed annually over a period of four years. No shares are vested unless certain performance threshold objectives are met.

Non-vested performance shares outstanding as of December 31, 2023 and changes during the year ended were as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2023 (Predecessor) (1)	1.4	$0.30
Forfeited	(0.3)	$0.35
Vested	—	$—
Granted	—	$—
Elimination of Predecessor awards	(1.1)	$0.32
Non-vested at August 12, 2023 (Successor)	—	$—
Granted	—	$—
Non-vested at December 31, 2023 (Successor)	—	$—
(1)Non-vested performance shares are based on a maximum potential payout. Actual shares vested at the end of the performance period may be less than the maximum potential payout level depending on achievement of the performance objectives, as determined by the Board of Directors.

The weighted-average grant-date fair value of performance shares granted for the years ended December 31, 2022 and 2021 was $7.28 and $13.73, respectively. No performance shares were granted in the period from January 1, 2023 to August 11, 2023 or the period from August 12, 2023 to December 31, 2023. The total fair value of performance shares vested during the year ended December 31, 2022 was $2.0.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Liability Awards

In addition to the equity awards described above, the Company has certain performance and service based awards that will be settled in cash and are accounted for as liabilities. The total compensation expense for these awards was $1.8, $3.8, $(4.7) and $7.1 for the period from August 12, 2023 to December 31, 2023, the period from January 1, 2023 to August 11, 2023 and the years ended December 31, 2022 and 2021, respectively. These awards vest ratably over a three-year period.

NOTE 6: INCOME TAXES

The following table presents components of (loss) income from operations before taxes:

	Successor	Predecessor
	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Years ended December 31,
			2022	2021
Domestic	$(62.7)	$792.7	$(413.2)	$(168.3)
Foreign	62.6	655.7	(25.4)	117.6
Total	$(0.1)	$1,448.4	$(438.6)	$(50.7)

The following table presents the components of income tax expense (benefit):

	Successor	Predecessor
	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Years ended December 31,
			2022	2021
Current
U.S. federal	$(1.5)	$(3.7)	$8.5	$3.5
Foreign	33.0	14.4	43.3	38.2
State and local	(0.4)	—	4.0	(1.2)
Total current	31.1	10.7	55.8	40.5
Deferred
U.S. federal	(27.1)	29.5	62.5	(1.7)
Foreign	(11.7)	42.0	22.4	(11.4)
State and local	(7.0)	8.2	8.5	0.3
Total deferred	(45.8)	79.7	93.4	(12.8)
Income tax expense (benefit)	$(14.7)	$90.4	$149.2	$27.7

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
Income tax expense (benefit) attributable to loss from operations before taxes differed from the amounts computed by applying the U.S. federal income tax rate of 21 percent to pre-tax loss from operations. The following table presents these differences:

	Successor	Predecessor
	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Years ended December 31,
			2022	2021
Statutory tax benefit	$—	$304.2	$(92.1)	$(10.6)
State and local taxes (net of federal tax benefit)	(5.1)	8.4	(17.6)	(0.6)
Brazil non-taxable incentive	(3.3)	(0.6)	(4.6)	(4.3)
Valuation allowances	0.2	(193.1)	209.8	33.8
Goodwill impairment	—	—	9.3	—
Foreign tax rate differential	1.5	47.3	(4.6)	2.2
Tax on unremitted foreign earnings	1.5	6.8	4.2	0.7
Change to uncertain tax positions	—	(1.8)	1.8	(9.2)
U.S. taxed foreign income	(9.2)	23.6	17.1	6.9
Non-deductible (non-taxable) items	16.2	65.8	15.5	0.7
Reorganization/Fresh Start reporting	(21.5)	(170.9)	—	—
Prior year deferred true up	1.0	(6.1)	—	—
Return to provision	(1.2)	8.4	3.3	(0.8)
Withholding tax and other taxes	5.1	0.6	5.4	8.7
Other	0.1	(2.2)	1.7	0.2
Income tax expense (benefit)	$(14.7)	$90.4	$149.2	$27.7

The effective tax rate for the period from August 12, 2023 through December 31, 2023 was 14700.0 percent. Significant differences from the U.S. federal statutory rate included non-deductible expenses, U.S. tax on foreign income, withholding taxes, and impact of the reorganization, all of which have a significant impact on the effective tax rate due to the minimal pre-tax income.

The effective tax rate from January 1 to August 11, 2023 was 6.2 percent. The effective tax rate differed compared to the U.S. federal statutory rate for the tax impacts of reorganization and fresh-start adjustments, including adjustments to the Company's valuation allowance and permanent differences.

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

The effective tax rate for 2021 was (54.6) percent. Tax expense items contributing to the differences from the U.S. federal income tax rate included valuation allowances related to certain foreign and U.S. tax attributes for which realization does not meet the more likely than not criteria, U.S. tax on foreign income, withholding taxes, non-deductible expenses and other items. These items were partially offset by benefits related to settling certain open tax years in Germany and the U.S. and other changes to uncertain tax position accruals, non-taxable incentives, and other items.

The Company recognizes the benefit of tax positions taken or expected to be taken in its tax returns in the consolidated financial statements when it is more likely than not that the position will be sustained upon examination by authorities. Recognized tax positions are measured at the largest amount of benefit that is more likely than not of being realized upon settlement.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
Details of the unrecognized tax benefits are as follows:

	Successor	Predecessor
	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Years ended December 31,
			2022	2021
Balance at beginning of the period	$52.7	$52.1	$55.1	$36.8
Increases (decreases) related to prior year tax positions, net	—	0.6	(1.7)	42.1
Increases related to current year tax positions	—	—	—	—
Settlements	—	—	(0.7)	(23.3)
Reductions due to lapse of applicable statute of limitations	(0.1)	—	(0.6)	(0.5)
Balance the end of the period	$52.6	$52.7	$52.1	$55.1

Of the Company's $52.6 unrecognized tax benefits, if recognized, $12.6 would affect the Company's effective tax rate. The remaining $40.0 relates to a prior year tax return position, which if recognized, would be offset by changes in valuation allowances and have no effect on the Company's effective tax rate.

The Company classifies interest expense and penalties related to the underpayment of income taxes in the consolidated financial statements as income tax expense. As of December 31, 2023 and 2022, accrued interest and penalties related to unrecognized tax benefits totaled $1.4 and $1.3, respectively.

Within the next 12 months, no material changes to our unrecognized tax benefits are expected for currently reserved positions. Tax years prior to 2018 are closed by statute for U.S. federal tax purposes. The Company is subject to tax examination in various U.S. state jurisdictions for tax years 2012 to the present. In addition, the Company is subject to a German tax audit for tax years 2018-2020, and other various foreign jurisdictions for tax years 2013 to the present.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:

	Successor	Predecessor
	2023	2022
Deferred tax assets
Accrued expenses	$96.8	$51.9
Warranty accrual	7.5	12.3
Deferred compensation	—	3.0
Allowances for doubtful accounts	2.0	5.0
Inventories	22.6	18.5
Deferred revenue	31.3	28.1
Pensions, post-retirement and other benefits	50.7	48.6
Deferred finance charges	—	108.3
Tax credits	7.3	—
Net operating loss carryforwards	127.9	179.4
Capital loss carryforwards	1.2	1.3
State deferred taxes	6.3	28.0
Lease liability	21.8	28.9
Other	28.5	22.8
	403.9	536.1
Valuation allowances	(233.6)	(468.3)
Net deferred tax assets	$170.3	$67.8

Deferred tax liabilities
Property, plant and equipment, net	$33.5	$10.3
Goodwill and intangible assets	203.9	88.2
Undistributed earnings	43.4	34.4
Right-of-use assets	22.7	31.5
Other	0.3	—
Net deferred tax liabilities	303.8	164.4
Net deferred tax (liability) asset	$(133.5)	$(96.6)

Deferred income taxes reported in the consolidated balance sheets as of December 31 are as follows:

	Successor	Predecessor
	2023	2022
Deferred income taxes - assets	$71.4	$—
Deferred income taxes - liabilities	(204.9)	(96.6)
Net deferred tax (liabilities) assets	$(133.5)	$(96.6)

As of December 31, 2023, the Company had domestic and international net operating loss (NOL) carryforwards of $483.3, resulting in an NOL deferred tax asset of $129.1. Of these NOL carryforwards, $133.9 expire at various times between 2023 and 2043 and $349.4 does not expire.
The Company recorded a valuation allowance to reflect the estimated amount of certain U.S., foreign and state deferred tax assets that, more likely than not, will not be realized. The net change in total valuation allowance for the years ended December 31, 2023 and 2022 was a decrease of $234.7 and an increase $206.5, respectively. The 2023 valuation allowance decrease was driven primarily by the Company's emergence from Restructuring Proceedings and Fresh Start Accounting. Of the

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
total 2023 net decrease of $234.7, the Company recorded $245.3 to tax expense, approximately ($10.6) was recorded to shareholder’s equity.

For the years ended December 31, 2023 and 2022, provisions were made for foreign withholding taxes and estimated foreign income taxes which may be incurred upon the remittance of certain undistributed earnings in foreign subsidiaries and foreign unconsolidated affiliates. Provisions have not been made for income taxes on $532.3 of undistributed earnings at December 31, 2023 in foreign subsidiaries and corporate joint ventures that were deemed permanently reinvested. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, depends on certain circumstances existing if and when remittance occurs. A deferred tax liability will be recognized if and when the Company no longer plans to permanently reinvest these undistributed earnings.

The Company’s undistributed earnings in foreign subsidiaries that are deemed permanently reinvested decreased compared to the prior-year amount and was primarily impacted by current year income.

NOTE 7: INVENTORIES

Major classes of inventories at December 31 are summarized as follows:

	Successor	Predecessor
	2023	2022
Raw materials and work in process	$174.0	$200.6
Finished goods	242.0	229.4
Total product inventories	416.0	430.0

Service parts	173.8	158.1
Total inventories	$589.8	$588.1

NOTE 8: PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment, at cost less accumulated depreciation and amortization as of December 31:

		Successor	Predecessor
	Estimated Useful Life (years)	2023	2022
Land and land improvements	(1)	$21.6	$10.0
Buildings and building improvements	15-30	48.0	68.3
Machinery, tools and equipment	3-12	34.8	81.8
Leasehold improvements (2)	10	6.6	17.2
Computer equipment	3-5	17.1	101.1
Computer software	5-10	6.1	127.8
Furniture and fixtures	5-8	18.0	54.6
Tooling	5	11.7	134.7
Construction in progress		9.4	4.6
Total property plant and equipment, at cost		$173.3	$600.1
Less accumulated depreciation and amortization		14.3	479.4
Total property plant and equipment, net		$159.0	$120.7
(1)Estimated useful life for land and land improvements is perpetual and 15 years, respectively.
(2)The estimated useful life for leasehold improvements is the lesser of 10 years or the term of the lease.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
Depreciation expense is computed on a straight-line basis over the estimated useful lives of the related assets. Depreciation expense was as follows:

	Successor	Predecessor
	Period from	Period from	Year ended
	08/12/2023 - 12/31/2023	01/01/2023 - 08/11/2023	2022
Depreciation expense	$16.2	$18.3	$29.8

NOTE 9: INVESTMENTS

The Company’s investments, primarily in Brazil, consist of certificates of deposit that are recorded at fair value based upon quoted market prices. Changes in fair value are recognized in interest income, determined using the specific identification method, and were minimal. There were no gains from the sale of securities or proceeds from the sale of securities prior to the maturity date for the year ended December 31, 2023.

The Company has deferred compensation plans that enable certain employees to defer receipt of a portion of their cash, 401(k) or share-based compensation and enable non-employee directors to defer receipt of director fees at the participants’ discretion. For deferred cash-based compensation, the Company established rabbi trusts (refer to Note 21 of the consolidated financial statements), which are recorded at fair value of the underlying securities within securities and other investments. The related deferred compensation liability is recorded at fair value within other long-term liabilities. Realized and unrealized gains and losses on marketable securities in the rabbi trusts are recognized in interest income.

The Company’s investments subject to fair value measurement consist of the following:

	Cost Basis	Unrealized Gain	Fair Value
As of December 31, 2023 (Successor)
Short-term investments
Certificates of deposit	$13.4	$—	$13.4
Long-term investments
Assets held in a rabbi trust	$2.3	$0.6	$2.9

As of December 31, 2022 (Predecessor)
Short-term investments
Certificates of deposit	$24.6	$—	$24.6
Long-term investments:
Assets held in a rabbi trust	$4.3	$0.1	$4.4

Securities and other investments also includes cash surrender value of insurance contracts of $3.6 and $3.2 as of December 31, 2023 and 2022, respectively.

The Company has certain non-consolidated joint ventures that are not significant subsidiaries and are accounted for under the equity method of accounting. The Company owns 48.1 percent of Inspur Financial Information System Co., Ltd. (Inspur JV) and 49.0 percent of Aisino-Wincor Retail & Banking Systems (Shanghai) Co., Ltd. (Aisino JV). The Company engages in transactions in the ordinary course of business with the respective joint ventures. As of December 31, 2023, the Company had accounts receivable and accounts payable balances with these joint ventures of $13.0 and $24.2, respectively, which are included in trade receivables, less allowances for doubtful accounts and accounts payable on the consolidated balance sheets.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
NOTE 10: GOODWILL AND INTANGIBLE ASSETS

Predecessor

In the second quarter of 2022, the Company reorganized its reportable segments in connection with the new and simplified operating model implemented by the recently appointed Chief Executive Officer. This organizational change is consistent with how the Chief Executive Officer, the chief operating decision maker (CODM), makes key operating decisions, allocates resources, and assesses the performance of the business.

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

Successor

The excess of the Successor’s reorganization value over the fair value of identified tangible and intangible assets as of the Effective Date is reported separately on the Company’s consolidated balance sheets as goodwill. Refer to Note 3 for additional information on Fresh Start Accounting Adjustments.

We performed a qualitative assessment of our Banking and Retail reporting units as of October 1, 2023. As part of this analysis, we evaluated factors including, but not limited to, our market capitalization and stock price performance, macro-economic conditions, market and industry conditions, cost factors, the competitive environment, and the operational stability and overall financial performance of the reporting units. The assessment indicated that it was more likely than not that the fair value of the Banking and Retail reporting units exceeded their respective carrying values.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
The changes in the carrying amount of goodwill are as follows:

	Legacy Reporting Units		New Reporting Units
	Eurasia Banking	Americas Banking	Banking	Retail	Total
Goodwill	$561.4	$440.1	$—	$213.0	$1,214.5
Accumulated impairment losses	(291.7)	(122.0)	—	(57.2)	(470.9)
Balance at January 1, 2022 (Predecessor)	$269.7	$318.1	$—	$155.8	$743.6
Currency translation adjustment	(6.3)	(1.0)	(18.6)	(15.4)	(41.3)
Goodwill reassignment	(555.1)	(439.1)	922.2	72.0	—
Goodwill	$—	$—	$903.6	$269.6	$1,173.2
Accumulated impairment reassignment	291.7	122.0	(413.7)	—	—
Accumulated impairment losses	—	—	(413.7)	(57.2)	(470.9)
Balance at December 31, 2022 (Predecessor)	$—	$—	$489.9	$212.4	$702.3
Currency translation adjustment	—	—	8.5	3.5	12.0
Fresh Start adjustment goodwill	—	—	(440.7)	(123.5)	(564.2)
Fresh Start adjustment accumulated impairment losses	—	—	413.7	57.2	470.9
Goodwill	—	—	471.4	149.6	621.0
Accumulated impairment losses	—	—	—	—	—
Balance as of August 12, 2023 (Successor)	$—	$—	$471.4	$149.6	$621.0
Currency translation adjustment	—	—	—	(0.1)	(0.1)
Divestitures	—	—	—	(4.2)	(4.2)
Balance at December 31, 2023 (Successor)	$—	$—	$471.4	$145.3	$616.7

Goodwill. We performed the required annual impairment tests of goodwill at October 1, 2023 on our two reporting units. We assessed qualitative factors and determined it was less likely than not that the fair value of either reporting unit was less than its carrying amount, including goodwill. Changes in certain assumptions or the Company's failure to execute on the current plan could have a significant impact to the estimated fair value of the reporting units.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
The following summarizes information on intangible assets by major category:

		Successor			Predecessor
		December 31, 2023			December 31, 2022
	Weighted-average remaining useful lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships, net	17.1 years	$555.5	$(12.5)	$543.0	$662.3	$(448.7)	$213.6

Trademarks and trade names	18.0 years	118.8	(2.6)	116.2	—	—	—
Capitalized software development	8.1 years	22.0	(1.1)	20.9	245.2	(202.7)	42.5
Technology know-how and development costs non-software	6.0 years	193.3	(12.5)	180.8	48.7	(48.7)	—
Other	1.5 years	40.6	(10.2)	30.4	48.7	(47.2)	1.5
Other intangible assets, net		374.7	(26.4)	348.3	342.6	(298.6)	44.0
Total		$930.2	$(38.9)	$891.3	$1,004.9	$(747.3)	$257.6

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

The following table identifies the activity relating to total capitalized software development:

	Successor	Predecessor
	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Years ended December 31,
			2022	2021
Beginning balance	$13.8	$42.5	$43.2	$38.0
Capitalization	9.8	13.1	28.7	31.1
Amortization	(1.8)	(12.4)	(14.1)	(23.3)
Impairment	—	—	(9.8)	—
Other	(0.9)	(6.1)	(5.5)	(2.6)
Fresh Start Accounting Adjustments	—	(23.3)	—	—
Ending balance	$20.9	$13.8	$42.5	$43.2

The Company's total amortization expense, excluding deferred financing costs, was $42.8, $59.0, $96.2 and $102.7 for the Successor Period from August 12, 2023 through December 31, 2023, the Predecessor Period from January 1, 2023 through August 11, 2023, and the years ended December 31, 2022 and 2021, respectively. The expected annual amortization expense is as follows:

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Estimated amortization
2024	$100.3
2025	76.8
2026	73.8
2027	73.8
2028	73.8
Thereafter	492.8
$891.3

NOTE 11: PRODUCT WARRANTIES

The Company provides its customers a standard manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts.

Changes in the Company’s warranty liability balance are illustrated in the following table:

	Successor	Predecessor
	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Year ended December 31, 2022

Beginning balance	$26.6	$28.3	$36.3
Accruals	16.3	18.8	19.5
Settlements	(14.6)	(21.9)	(26.4)
Currency translation	(0.3)	1.4	(1.1)
Ending balance	$28.0	$26.6	$28.3

NOTE 12: RESTRUCTURING

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

In the fourth quarter of 2023, the Company completed the 2022 initiative that was announced in the second quarter of 2022. The focus was to streamline operations, drive efficiencies and digitize processes. The savings realized were in line with expectations. The most significant expense of the initiative related to severance payments, while the remainder of the expenses incurred primarily relate to transitioning personnel and consultant fees in relation to the transformation process

The following table summarizes the impact of the Company’s restructuring and transformation charges, excluding the aforementioned impairments, on the consolidated statements of operations for the years ended December 31:

	Successor	Predecessor
	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Years ended December 31,
			2022	2021
Cost of sales - services	$(1.4)	$5.3	$7.7	$13.0
Cost of sales - products	(1.5)	0.8	13.1	2.4
Selling and administrative expense	25.4	29.4	94.4	13.1
Research, development and engineering expense	0.1	1.5	9.0	(0.3)
Loss on sale of assets, net	—	1.9	—	—
Total	$22.6	$38.9	$124.2	$28.2

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
As of August 11, 2023, management determined that the carrying value of the restructuring accrual approximated the fair value; therefore, no fair value adjustment for Fresh Start Accounting was recorded.

The following table summarizes the Company’s restructuring severance accrual balance and related activity:

Balance at January 1, 2021 (Predecessor)	$62.9
Liabilities incurred	15.4
Liabilities paid/settled	(43.0)
Balance at December 31, 2021 (Predecessor)	$35.3
Liabilities incurred	62.5
Liabilities paid/settled	(53.6)
Balance at December 31, 2022 (Predecessor)	$44.2
Liabilities incurred	6.8
Liabilities paid/settled	(37.0)
Other	0.4
Balance as of August 12, 2023 (Successor)	$14.4
Liabilities incurred	5.3
Liabilities paid/settled	(9.4)
Balance at December 31, 2023 (Successor)	$10.3

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
NOTE 13: DEBT

Outstanding debt balances were as follows:

	Successor	Predecessor
	December 31, 2023	December 31, 2022
Notes payable – current
Lines of credit	$—	$0.9
2023 Term Loan B Facility - USD	—	12.9
2023 Term Loan B Facility - Euro	—	5.1
2025 Extended Term Loan B Facility - USD	—	5.3
2025 Extended Term Loan B Facility - EUR	—	1.1
Other	0.3	1.7
	0.3	27.0
Short-term deferred financing fees	—	(3.0)
	$0.3	$24.0

Long-term debt
2024 Senior Notes	$—	$72.1
2025 Senior Secured Notes - USD	—	2.7
2025 Senior Secured Notes - EUR	—	4.7
2026 Asset Backed Loan (ABL)	—	182.0
2025 Extended Term Loan B Facility - USD	—	529.5
2025 Extended Term Loan B Facility - EUR	—	95.5
2026 2L Notes	—	333.6
2025 Exchanged Senior Secured Notes - USD	—	718.1
2025 Exchanged Senior Secured Notes - EUR	—	379.7
2025 Superpriority Term Loans	—	400.6
Exit Facility	1,250.0	—
Other	3.6	6.3
	1,253.6	2,724.8
Long-term deferred financing fees	(1.2)	(139.0)
	$1,252.4	$2,585.8

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
FORM 10-K as of December 31, 2023
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

Lines of Credit

The Company had various international, short-term lines of credit with borrowing limits aggregating to $8.2 and $25.9 as of December 31, 2023 and 2022, respectively. The remaining amount available under the short-term uncommitted lines at December 31, 2023 and 2022 was $8.2 and $25.0. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of December 2022 was 11.02 percent. Short-term uncommitted lines mature in less than one year. These lines of credit support working capital, vendor financing and foreign exchange derivatives.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
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

Below is a summary of financing facilities information:

	Interest Rate Index and Margin	Maturity/Termination Dates	Initial Term (Years)
Exit Facility(i)	SOFR + 7.50%	August 2028	5.0
(i)SOFR with a floor of 4.0 percent

Interest expense on the Company’s debt instruments was $64.7, $148.7, $187.9 and $180.0 for the Successor Period from August 12, 2023 through December 31, 2023, the Predecessor Period from January 1, 2023 through August 11, 2023, and the years ended December 31, 2022 and 2021, respectively.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
NOTE 14: REDEEMABLE NONCONTROLLING INTERESTS

Changes in redeemable noncontrolling interests were as follows:

Predecessor
2021
Balance at January 1	$19.2
Termination of put option	(19.2)
Balance at December 31	$—

The Predecessor company entered into an agreement whereby its ownership percentage in a certain consolidated but non-wholly owned subsidiary in Europe was reduced by means of capital contributions from noncontrolling shareholders totaling $12.7. Following entry into the agreement, the Predecessor company maintained a controlling interest in the subsidiary. Subsequently, the put option that could have required the Predecessor company to acquire the noncontrolling shares was irrevocably waived, reducing the redeemable noncontrolling interest to zero.

NOTE 15: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the Company’s AOCI, net of tax, by component:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-Retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021 (Predecessor)	$(310.9)	$(1.9)	$0.4	$(64.6)	$(1.5)	$(378.5)
Other comprehensive income (loss) before reclassifications (1)	(41.2)	—	5.5	0.9	2.8	(32.0)
Amounts reclassified from AOCI	—	—	(0.6)	51.1	—	50.5
Net current period other comprehensive income (loss)	(41.2)	—	4.9	52.0	2.8	18.5
Balance at December 31, 2022 (Predecessor)	$(352.1)	$(1.9)	$5.3	$(12.6)	$1.3	$(360.0)
Other comprehensive income (loss) before reclassifications (2)	28.7	4.7	3.4	0.1	—	36.9
Amounts reclassified from AOCI	—	—	—	3.1	—	3.1
Fresh Start Accounting Adjustments	323.4	(2.8)	(8.7)	9.4	(1.3)	320.0
Net current period other comprehensive income (loss)	352.1	1.9	(5.3)	12.6	(1.3)	360.0
Balance at August 12, 2023 (Successor)	$—	$—	$—	$—	$—	$—
Other comprehensive income (loss) before reclassifications (3)	14.2	(0.1)	—	(0.1)	(0.4)	13.6
Amounts reclassified from AOCI	—	—	—	(6.0)	—	(6.0)
Net current period other comprehensive income (loss)	14.2	(0.1)	—	(6.1)	(0.4)	7.6
Balance at December 31, 2023 (Successor)	$14.2	$(0.1)	$—	$(6.1)	$(0.4)	$7.6

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
(1)    Other comprehensive income (loss) before reclassifications within the translation component excludes $(5.9) of translation attributable to noncontrolling interests.
(2)    Other comprehensive income (loss) before reclassifications within the translation component excludes $(9.7) of translation attributable to noncontrolling interests.
(3)    Other comprehensive income (loss) before reclassifications within the translation component excludes $(0.2) of translation attributable to noncontrolling interests.

The following table summarizes the details about amounts reclassified from AOCI:

	Successor	Predecessor
	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Year ended December 31, 2022

	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations
Interest rate hedges (net of tax of $0.1 in the Predecessor Period)	$—	$—	$(0.6)	Interest expense
Pension and post-retirement benefits:
Net prior service benefit (cost) amortization (net of tax of $(0.2) in the Successor Period and $0.2 and $0.0, in the Predecessor Periods, respectively)	0.4	(0.2)	2.4	(1)
Net actuarial (losses) gains recognized during the year (net of tax of $2.6 in the Successor Period and $(4.9) and $0.0 in the Predecessor Periods, respectively)	(6.5)	4.2	38.5	(1)
Net actuarial gains (losses) recognized due to settlement (net of tax of $0.0 in the Successor Period $1.1 and $0.0 in the Predecessor Periods, respectively)	0.1	(0.9)	10.2	(1)
	(6.0)	3.1	51.1
Total reclassifications for the period	$(6.0)	$3.1	$50.5
(1)    Pension and other post-retirement benefits AOCI components are included in the computation of net periodic benefit cost (refer to Note 17 of the consolidated financial statements).

NOTE 16: DIVESTITURES

Successor Divestitures

During the Successor Period, the Company sold its non-core European retail business that had been classified as held for sale.

Predecessor Divestitures

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
NOTE 17: BENEFIT PLANS

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

The following tables set forth the change in benefit obligation, change in plan assets, and funded status for the Company’s U.S. defined benefit pension plans:

	Successor	Predecessor
	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Year ended December 31, 2022

Change in benefit obligation
Benefit obligation at beginning of period	$351.5	$359.8	$584.4
Interest cost	7.6	11.9	17.3
Actuarial loss (gain)	10.1	(10.1)	(133.8)
Benefits paid	(6.9)	(10.1)	(25.7)
Settlements	—	—	(82.4)
Benefit obligation at end of period	362.3	351.5	359.8
Change in plan assets
Fair value of plan assets at beginning of period	293.3	293.0	511.3
Actual return on plan assets	14.3	8.4	(113.8)
Employer contributions	1.2	2.0	3.6
Benefits paid	(6.9)	(10.1)	(25.7)
Settlements	—	—	(82.4)
Fair value of plan assets at end of period	301.9	293.3	293.0
Funded status	$(60.4)	$(58.2)	$(66.8)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
The following tables set forth the change in benefit obligation, change in plan assets, and funded status for the Company's Non-U.S. defined benefit plans:

	Successor	Predecessor
	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Year ended December 31, 2022

Change in benefit obligation
Benefit obligation at beginning of period	$306.4	$297.5	$420.5
Service cost	2.7	3.9	8.9
Interest cost	4.3	7.2	4.1
Actuarial loss (gain)	15.9	5.5	(80.5)
Plan participant contributions	0.1	1.1	1.2
Benefits paid	(2.9)	(4.6)	(6.5)
Plan amendments	(0.6)	—	(2.4)
Curtailment	—	(0.1)	—
Settlements	(2.9)	(16.8)	(24.6)
Foreign currency impact	3.4	12.7	(22.9)
Acquired benefit plans and other	(0.3)	—	(0.3)
Benefit obligation at end of period	326.1	306.4	297.5
Change in plan assets
Fair value of plan assets at beginning of period	$333.3	$325.3	$394.4
Actual return on plan assets	15.2	14.5	(27.6)
Employer contributions	2.9	1.0	10.9
Plan participant contributions	0.1	1.1	1.2
Benefits paid	(2.9)	(4.6)	(6.5)
Foreign currency impact	2.9	12.8	(22.5)
Settlements	(2.9)	(16.8)	(24.6)
Fair value of plan assets at end of period	348.6	333.3	325.3
Funded status	$22.5	$26.9	$27.8

The following tables set forth the change in benefit obligation, change in plan assets, and funded status for the Company's other benefits:

	Successor	Predecessor
	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Year ended December 31, 2022

Change in benefit obligation
Benefit obligation at beginning of period	$4.1	$4.3	$5.7
Interest cost	0.1	0.2	0.2
Actuarial loss (gain)	0.4	0.1	(1.2)
Benefits paid	(0.6)	(0.6)	(0.5)
Foreign currency impact	—	0.1	0.1
Benefit obligation at end of period	4.0	4.1	4.3
Change in plan assets
Employer contributions	0.6	0.6	0.5
Benefits paid	(0.6)	(0.6)	(0.5)
Fair value of plan assets at end of period	—	—	—
Funded status	$(4.0)	$(4.1)	$(4.3)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
The following table sets forth the consolidated balance sheet presentation for the Company’s defined benefit pension plans and other benefits at and for the years ended December 31:

	Successor	Predecessor
	2023	2022
Pension Benefits - U.S. Plans
Noncurrent assets	$—	$—
Current liabilities	—	3.5
Noncurrent liabilities (1)	60.4	63.3
Accumulated other comprehensive income (loss):
Unrecognized net actuarial (loss) gain (2)	(2.1)	(77.3)
Unrecognized prior service (cost) benefit (2)	—	—
Net amount recognized	$58.3	$(10.5)

Pension Benefits - Non-U.S. Plans
Noncurrent assets	$70.3	$—
Current liabilities	4.3	3.1
Noncurrent liabilities (1)	43.5	(30.9)
Accumulated other comprehensive income (loss):
Unrecognized net actuarial (loss) gain (2)	(6.6)	45.4
Unrecognized prior service (cost) benefit (2)	0.6	5.9
Net amount recognized	$(28.5)	$23.5

Other Benefits
Noncurrent assets	$—	$—
Current liabilities	0.4	0.5
Noncurrent liabilities (1)	3.6	3.8
Accumulated other comprehensive income (loss):
Unrecognized net actuarial (loss) gain (2)	(0.5)	5.6
Unrecognized prior service (cost) benefit (2)	—	—
Net amount recognized	$3.5	$9.9
(1)    Included in the consolidated balance sheets in pensions, post-retirement and other benefits.
(2)    Represents amounts in accumulated other comprehensive income (loss) that have not yet been recognized as components of net periodic benefit cost.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
The following table sets forth the change in accumulated other comprehensive income (loss) for the Company’s defined benefit pension plans and other benefits:

	Successor	Predecessor
	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Year ended December 31, 2022

Pension Benefits - U.S. Plans
Balance at beginning of period	$—	$(77.3)	$(94.9)
Net actuarial gains (losses) recognized during the period	(2.1)	7.9	(1.1)
Net actuarial gains (losses) occurring during the period	—	0.4	4.4
Net actuarial gains (losses) recognized due to settlement	—	—	14.3
Fresh Start Accounting Adjustments	—	69.0	—
Balance at end of period	$(2.1)	$—	$(77.3)

Pension Benefits - Non-U.S. Plans
Balance at beginning of period	$—	$51.3	$17.7
Prior service credit (cost) recognized during the period	0.6	(0.4)	2.4
Net actuarial gains (losses) recognized during the period	(6.5)	1.2	38.4
Net actuarial gains (losses) occurring during the period	—	(2.2)	(1.6)
Net actuarial gains (losses) recognized due to settlement	0.1	(2.0)	(4.1)
Foreign currency impact	(0.2)	2.2	(1.5)
Fresh Start Accounting Adjustments	—	(50.1)	—
Balance at end of period	$(6.0)	$—	$51.3

Other Benefits
Balance at beginning of period	$—	$5.6	$4.8
Net actuarial gains (losses) recognized during the period	(0.5)	—	1.2
Net actuarial gains (losses) occurring during the period	—	(0.3)	(0.5)
Foreign currency impact	—	0.2	0.1
Fresh Start Accounting Adjustments	—	(5.5)	—
Balance at end of period	$(0.5)	$—	$5.6

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
The following table sets forth the components of net periodic benefit cost for the Company’s defined benefit pension plans and other benefits:

	Successor	Predecessor
	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Year ended December 31, 2022	Year ended December 31, 2021

Pension Benefits - U.S. Plans
Interest cost	$7.6	$11.9	$17.3	$15.9
Expected return on plan assets	(6.0)	(11.0)	(21.2)	(22.3)
Recognized net actuarial (gain) loss	—	0.4	4.4	8.9
Settlement (gain) loss	—	—	14.3	—
Net periodic benefit cost	$1.6	$1.3	$14.8	$2.5

Pension Benefits - Non-U.S. Plans
Service cost	$2.7	$3.9	$8.9	$9.8
Interest cost	4.3	7.2	4.1	2.9
Expected return on plan assets	(5.2)	(8.4)	(14.5)	(14.5)
Amortization of prior service cost	—	(0.5)	(0.4)	(0.1)
Recognized net actuarial (gain) loss	—	(2.2)	(1.6)	0.3
Curtailment loss	—	(0.1)	—	—
Settlement (gain) loss	0.1	(2.1)	(4.1)	(1.1)
Net periodic benefit cost	$1.9	$(2.2)	$(7.6)	$(2.7)

Other Benefits
Service cost	$—	$—	$—	$0.1
Interest cost	0.1	0.2	0.2	0.7
Recognized net actuarial (gain) loss	—	(0.3)	(0.4)	0.2
Net periodic benefit cost	$0.1	$(0.1)	$(0.2)	$1.0

The following table represents information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31:

	Successor		Predecessor
	2023		2022
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Projected benefit obligation	$362.3	$216.2	$359.8	$189.2
Accumulated benefit obligation	$362.3	$203.6	$359.8	$181.6
Fair value of plan assets	$301.9	$63.7	$293.0	$51.7

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
The following table represents the weighted-average assumptions used to determine benefit obligations:

	Successor	Predecessor
	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Year ended December 31, 2022

Pension Benefits - U.S. Plans
Discount rate	5.52%	5.69%	5.59%
Rate of compensation increase	N/A	N/A	N/A

Pension Benefits - Non-U.S. Plans
Discount rate	4.87%	4.76%	4.92%
Rate of compensation increase	4.25%	3.88%	3.88%

Other Benefits
Discount rate	6.97%	6.83%	6.84%
Rate of compensation increase	N/A	N/A	N/A

The following table represents the weighted-average assumptions used to determine periodic benefit cost:

	Successor	Predecessor
	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Year ended December 31, 2022

Pension Benefits - U.S. Plans
Discount rate	5.69%	5.59%	2.99%
Expected long-term return on plan assets	5.25%	5.25%	5.25%
Rate of compensation increase	N/A	N/A	N/A

Pension Benefits - Non-U.S. Plans
Discount rate	4.76%	4.92%	2.39%
Expected long-term return on plan assets	3.75%	3.75%	3.30%
Rate of compensation increase	3.91%	3.88%	3.89%

Other Benefits
Discount rate	6.83%	6.84%	4.22%
Expected long-term return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A

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

During 2021, the Society of Actuaries released new mortality tables (Pri-2012) and projection scales resulting from recent studies measuring mortality rates for various groups of individuals. As of December 31, 2023, the Company used the Pri-2012 mortality tables and the MP-2021 mortality projection scales. The Pri-2012 mortality tables were also used in 2022.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
The following table represents assumed healthcare cost trend rates:

	Successor	Predecessor
	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Year ended December 31, 2022

Healthcare cost trend rate assumed for next year	5.6%	5.7%	6.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.2%	4.2%	4.0%
Year that rate reaches ultimate trend rate	2046	2046	2046

The healthcare trend rates for the postemployment benefits plans in the U.S. are reviewed based upon the results of actual claims experience. The Company used initial healthcare cost trends of 5.6 percent, 5.7 percent and 6.0 percent in the period from August 12, 2023 to December 31, 2023, the period from January 1, 2023 to August 11, 2023 and the year ended December 31, 2022, respectively, with an ultimate trend rate of 4.2 percent reached in 2046. Assumed healthcare cost trend rates have a modest effect on the amounts reported for the healthcare plans.

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

The following table summarizes the Company’s target allocation for these asset classes in 2024, which are readjusted at least quarterly within a defined range for the U.S., and the Company’s actual pension plan asset allocation as of December 31, 2023 and 2022:

	U.S. Plans			Non-U.S. Plans

	Target	Actual		Target	Actual
	2024	2023	2022	2024	2023	2022
Equity securities	41%	39%	43%	51%	51%	52%
Debt securities	50%	51%	48%	29%	29%	26%
Real estate	4%	5%	7%	8%	8%	8%
Other	5%	5%	2%	12%	12%	14%
Total	100%	100%	100%	100%	100%	100%

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
The following table summarizes the fair value categorized into a three level hierarchy, as discussed in Note 1 of the consolidated financial statements, based upon the assumptions (inputs) of the Company’s plan assets as of December 31, 2023:

	U.S. Plans				Non-U.S. Plans
	Fair Value	Level 1	Level 2	NAV	Fair Value	Level 1	Level 2	NAV
Cash and short-term investments	$2.5	$2.5	$—	$—	$11.5	$10.7	$—	$0.8
Mutual funds	1.0	1.0	—	—	—	—	—	—
Equity securities
International developed markets	—	—	—	—	178.7	178.7	—	—
Fixed income securities
International corporate bonds	—	—	—	—	56.3	56.3	—	—
Fixed and index funds	—	—	—	—	43.9	43.9	—	—
Common collective trusts
Real estate (a)	15.2	—	—	15.2	26.3	—	13.1	13.2
Other (b)	269.6	—	—	269.6	18.8	—	—	18.8
Alternative investments
Private equity funds (c)	13.6	—	—	13.6	—	—	—	—
Other alternative investments (d)	—	—	—	—	13.1	0.2	—	12.9
Fair value of plan assets at end of year	$301.9	$3.5	$—	$298.4	$348.6	$289.8	$13.1	$45.7

The following table summarizes the fair value of the Company’s plan assets as of December 31, 2022:

	U.S. Plans				Non-U.S. Plans
	Fair Value	Level 1	Level 2	NAV	Fair Value	Level 1	Level 2	NAV
Cash and short-term investments	$1.8	$1.8	$—	$—	$12.1	$11.4	$—	$0.7
Mutual funds	0.8	0.8	—	—	—	—	—	—
Equity securities
International developed markets	—	—	—	—	170.4	167.5	—	2.9
Fixed income securities
International corporate bonds	—	—	—	—	59.6	50.1	—	9.5
Fixed and index funds	—	—	—	—	23.7	14.2	—	9.5
Common collective trusts
Real estate (a)	20.1	—	—	20.1	25.5	—	14.5	11.0
Other (b)	263.1	—	—	263.1	16.8	—	—	16.8
Alternative investments
Private equity funds (c)	7.2	—	—	7.2	—	—	—	—
Other alternative investments (d)	—	—	—	—	17.2	0.3	—	16.9
Fair value of plan assets at end of year	$293.0	$2.6	$—	$290.4	$325.3	$243.5	$14.5	$67.3

In 2023 and 2022, the fair value of investments categorized as level 3 represent the plan's interest in private equity, hedge and property funds. The fair value for these assets is determined based on the NAV as reported by the underlying investment managers.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
(a) Real estate common collective trust. The objective of the real estate common collective trust (CCT) is to achieve long-term returns through investments in a broadly diversified portfolio of improved properties with stabilized occupancies. As of December 31, 2023, investments in this CCT, for U.S. plans, included approximately 21 percent office, 32 percent residential, 10 percent retail and 38 percent industrial, cash and other. As of December 31, 2022, investments in this CCT, for U.S. plans, included approximately 22 percent office, 27 percent residential, 10 percent retail and 41 percent industrial, cash and other. Investments in the real estate CCT can be redeemed once per quarter subject to available cash, with a 30-day notice.

(b) Other common collective trusts. At December 31, 2023, approximately 53 percent of the other CCTs are invested in fixed income securities including 36 percent in corporate bonds and 64 percent in U.S. Treasury and other. Approximately 19 percent of the other CCTs at December 31, 2023 are invested in Russell 1000 Fund large cap index funds, 16 percent in International Funds, and approximately 12 percent in funds, including emerging markets, real assets, and other funds. At December 31, 2022, approximately 53 percent of the other CCTs are invested in fixed-income securities, including approximately 36 percent in corporate bonds and 64 percent in U.S. Treasury and other. Approximately 19 percent of the other CCTs at December 31, 2022 are invested in Russell 1000 Fund large cap index funds, 16 percent in International Funds, and approximately 12 percent in funds, including emerging markets, real assets, and other funds. Investments in all common collective trust securities can be redeemed daily.

(c)    Private equity funds. The objective of the private equity funds is to achieve long-term returns through investments in a diversified portfolio of private equity limited partnerships that offer a variety of investment strategies, targeting low volatility and low correlation to traditional asset classes. As of December 31, 2023 and 2022, investments in these private equity funds include approximately 42 percent and 26 percent, respectively, in buyout private equity funds that usually invest in mature companies with established business plans, approximately 31 percent and 17 percent, respectively, in special situations private equity and debt funds that focus on niche investment strategies and approximately 27 percent and 24 percent respectively, in venture private equity funds that invest in early development or expansion of business. Investments in the private equity fund can be redeemed only with written consent from the general partner, which may or may not be granted. At December 31, 2023 and 2022 the Company had unfunded commitments of underlying funds $1.6 and $1.6, respectively.

(d) Other alternative investments. The Company’s plan assets include a combination of insurance contracts, multi-strategy investment funds and company-owned real estate. The fair value for these assets is determined based on the NAV as reported by the underlying investment manager, insurance companies and the trustees of the CTA.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
The following table represents the amortization amounts expected to be recognized during 2024:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits
Amount of net prior service credit	$—	$(0.1)	$—
Amount of net loss (gain)	$—	$—	$—

The Company contributed $8.3 to its retirement and other benefit plans, including contributions to the nonqualified plan and benefits paid from company assets. In 2023, the Company received a reimbursement of $22.8 from the CTA assets to the Company for benefits paid directly from company assets during the year ended December 31, 2023. The Company expects to contribute approximately $0.5 to its other post-retirement benefit plan and expects to contribute approximately $28.4 to its retirement plans, including the nonqualified plan, as well as benefits payments directly from the Company during the year ending December 31, 2024. The Company anticipates reimbursement of approximately $20 for certain benefits paid from its trustee in 2023. The following benefit payments, which reflect expected future service, are expected to be paid:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits	Other Benefits after Medicare Part D Subsidy
2024	$23.1	$25.4	$0.5	$0.5
2025	$24.1	$20.2	$0.5	$0.5
2026	$24.9	$20.8	$0.5	$0.5
2027	$25.8	$22.3	$0.5	$0.4
2028	$26.2	$24.5	$0.4	$0.4
2029-2033	$133.9	$111.9	$1.8	$1.7
Retirement Savings Plan. The Company offers employee 401(k) savings plans (Savings Plans) to encourage eligible employees to save on a regular basis by payroll deductions. The Company match is determined by the Board of Directors and evaluated at least annually. Total Company match was $2.4, $4.0, $7.0 and $7.4 for the period from August 12, 2023 to December 31, 2023, the period from January 1, 2023 to August 11, 2023 and the years ended December 31, 2022 and 2021, respectively. The Company's basic match is 50 percent on the first 6 percent of a participant's qualified contributions, subject to IRS limits.

NOTE 18: LEASES

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
FORM 10-K as of December 31, 2023
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

The following table summarizes the weighted-average remaining lease terms and discount rates related to the Company's lease population:

	Successor	Predecessor
	December 31, 2023	December 31, 2022
Weighted-average remaining lease terms (in years)
Operating leases	4.8	5.8
Finance leases	2.5	3.1
Weighted-average discount rate
Operating leases	8.3%	15.4%
Finance leases	6.6%	11.9%

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

As of December 31, 2023, the Company did not have any material leases that have not yet commenced but that create significant rights and obligations.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
The following table summarizes the components of lease expense for the years ended December 31:

	Successor	Predecessor
	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Years ended December 31,
			2022	2021
Lease expense
Operating lease expense	$25.3	$41.9	$75.7	$87.3
Finance lease expense
Amortization of ROU lease assets	$1.9	$2.4	$4.1	$2.9
Interest on lease liabilities	$0.2	$0.5	$0.7	$0.9
Variable lease expense	$4.1	$5.2	$10.1	$7.8

The following table summarizes the maturities of lease liabilities:

	Operating	Finance
2024	$46.6	$4.1
2025	30.0	1.9
2026	17.6	1.1
2027	10.3	0.6
2028	5.1	0.2
Thereafter	15.7	—
Total	125.3	7.9
Less: Present value discount	(20.6)	(0.6)
Lease liability	$104.7	$7.3

The following table summarizes the cash flow information related to leases:

	Successor	Predecessor
	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Years ended December 31,
			2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating - operating cash flows	$30.1	$43.3	$76.2	$87.3
Finance - financing cash flows	$2.2	$2.5	$4.3	$2.3
Finance - operating cash flows	$0.2	$0.5	$0.7	$0.4
ROU lease assets obtained in the exchange for lease liabilities:
Operating leases	$6.7	$19.2	$28.1	$57.4
Finance leases	$0.6	$0.6	$7.4	$4.5

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
The following table summarizes the balance sheet information related to leases:

	Successor	Predecessor
	December 31, 2023	December 31, 2022
Assets
Operating	$98.7	$108.5
Finance	6.9	10.3
Total leased assets	$105.6	$118.8

Current liabilities
Operating	$39.6	$39.0
Finance	3.7	4.1
Noncurrent liabilities
Operating	65.1	76.7
Finance	3.6	5.7
Total lease liabilities	$112.0	$125.5
Finance leases are included in other assets, other current liabilities and long-term debt on the consolidated balance sheets.

NOTE 19: FINANCE LEASE RECEIVABLES

Under certain circumstances, the Company provides financing arrangements to customers that are largely classified and accounted for as sales-type leases. The Company records interest income and any fees or costs related to financing receivables using the effective interest method over the term of the lease.

Future minimum payments due from customers under finance lease receivables as of December 31, 2023 are as follows:

2024	$7.9
2025	4.6
2026	4.1
2027	3.1
2028	2.8
Thereafter	1.9
$24.4

The following table presents the components of finance lease receivables as of December 31:

	Successor	Predecessor
	2023	2022
Gross minimum lease receivable	$24.4	$28.1
Allowance for credit losses	(0.2)	(0.2)
Estimated unguaranteed residual values	—	0.1
	24.2	28.0
Less:
Unearned interest income	(0.9)	(1.5)
Unearned residuals	—	—
	(0.9)	(1.5)
Total	$23.3	$26.5

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
The Company's combined allowance for finance receivables and notes receivables was minimal for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, finance leases and notes receivables individually evaluated for impairment were $23.5 and $0.5, respectively, with no provision recorded. As of December 31, 2022, finance leases and notes receivables individually evaluated for impairment were $26.7 and $0.5, respectively, with no provision recorded. As of December 31, 2023 and 2022, the recorded investment in past-due financing receivables was minimal and no recorded investment in finance receivables was past due 90 days or more and still accruing interest.

The following table presents finance lease receivables sold by the Company for the years ended December 31:

	Successor	Predecessor
	2023	2022	2021
Finance lease receivables sold	$—	$1.6	$1.9

NOTE 20: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to certain risks arising from both its business operations and economic conditions and manages certain economic risks, including interest rate and foreign exchange rate risk, through the use of derivative financial instruments. The Company's interest rate derivatives are used to manage interest expense on variable interest rate borrowings.

The following table summarizes the gain (loss) recognized on derivative instruments:

		Successor	Predecessor
		Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Years ended December 31,
Derivative instrument	Classification on consolidated statement of operations			2022	2021
Interest rate swaps and non-designated hedges	Interest expense	$—	$(0.5)	$(4.4)	$(8.4)
Foreign exchange forward contracts and cash flow hedges	Net sales	—	—	(0.1)	—
Foreign exchange forward contracts and cash flow hedges	Cost of sales	—	—	(0.5)	0.1
Foreign exchange forward contracts and cash flow hedges	Foreign exchange gain (loss), net	(0.4)	—	—	(4.6)
Total		$(0.4)	$(0.5)	$(5.0)	$(12.9)

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
FORM 10-K as of December 31, 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
NOTE 21: FAIR VALUE OF ASSETS AND LIABILITIES

Assets and Liabilities Recorded at Fair Value

Assets and liabilities subject to fair value measurement by fair value level and recorded at fair value are as follows:

		Successor			Predecessor
	Classification on consolidated balance sheets	December 31, 2023			December 31, 2022
		Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets
Certificates of deposit	Short-term investments	$13.4	$13.4	$—	$24.6	$24.6	$—
Assets held in rabbi trusts	Securities and other investments	2.9	2.9	—	4.4	4.4	—
Total		$16.3	$16.3	$—	$29.0	$29.0	$—

Liabilities
Foreign exchange forward contracts	Other current liabilities	$0.4	$—	$0.4	$—	$—	$—
Deferred compensation	Other liabilities	2.9	2.9	—	4.4	4.4	—
Total		$3.3	$2.9	$0.4	$4.4	$4.4	$—

The Company uses the end of the period when determining the timing of transfers between levels. During each of the years ended December 31, 2023 and 2022, there were no transfers between levels.

The remaining debt had a carrying value of $1,253.9 and fair value of $1,285.5 at December 31, 2023, and a carrying value of $2,557.6 and fair value of $1,819.7 at December 31, 2022.

Refer to Note 13 of the consolidated financial statements for further details surrounding long-term debt as of December 31, 2023 compared to December 31, 2022, and Note 3 for further detail regarding Fresh Start Accounting Adjustments related to the Company's debt. Additionally, the Company remeasures certain assets to fair value, using Level 3 measurements, as a result of the occurrence of triggering events. There was no significant assets or liabilities that were remeasured at fair value on a non-recurring basis during the periods presented.

NOTE 22: COMMITMENTS AND CONTINGENCIES

Contractual Obligations

At December 31, 2023, the Company's purchase commitments due within one year were minimal for materials and services through contract manufacturing agreements at negotiated prices. The amounts purchased under these obligations were minimal in 2023. The Company guarantees a fixed cost of certain products used in production to its strategic partners. Variations in the products costs are absorbed by the Company.

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

At December 31, 2023, the Company was a party to several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the consolidated financial statements would not be materially affected by the outcome of these indirect tax claims and/or

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
proceedings or asserted claims.

A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated accrual. The Company estimated the aggregate risk at December 31, 2023 to be up to $93.3 for its material indirect tax matters. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire.

Legal Contingencies

At December 31, 2023, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate were considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims.

In addition to these normal course of business litigation matters, the Successor company continues to be a party to the proceedings that began in the Predecessor Period described below:
Diebold Nixdorf Holding Germany GmbH, formerly Diebold Nixdorf Holding Germany Inc. & Co. KGaA (Diebold KGaA), is a party to two separate appraisal proceedings (Spruchverfahren) in connection with the purchase of all shares in its former listed subsidiary, Diebold Nixdorf AG. The first appraisal proceeding, which relates to the Domination and Profit/Loss Transfer Agreement (DPLTA) entered into by Diebold KGaA and former Diebold Nixdorf AG, which became effective on February 17, 2017, is pending at the Higher Regional Court (Oberlandesgericht) of Düsseldorf (Germany) as the court of appeal. The DPLTA appraisal proceeding was filed by minority shareholders of Diebold Nixdorf AG challenging the adequacy of both the cash exit compensation of €55.02 per Diebold Nixdorf AG share (of which 6.9 shares were then outstanding) and the annual recurring compensation of €2.82 per Diebold Nixdorf AG share offered in connection with the DPLTA.

The second appraisal proceeding relates to the cash merger squeeze-out of minority shareholders of Diebold Nixdorf AG in 2019 and is currently pending at the same Chamber for Commercial Matters (Kammer für Handelssachen) at the District Court (Landgericht) of Dortmund (Germany) that was originally competent for the DPLTA appraisal proceedings. The squeeze-out appraisal proceeding was filed by former minority shareholders of Diebold Nixdorf AG challenging the adequacy of both the cash exit compensation of €54.80 per Diebold Nixdorf AG share (of which 1.4 shares were then outstanding) in connection with the merger squeeze-out.

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

The District Court of Dortmund dismissed in 2022 all claims to increase the cash compensation and the annual recurring compensation in the DPLTA appraisal proceeding and rejected in 2023 all claims to increase the cash compensation in the merger squeeze-out appraisal proceeding. These first instance decisions, however, are not final as some of the plaintiffs filed appeals in both, the DPLTA appraisal proceeding and the squeeze-out appraisal proceeding. The Company believes that the compensation offered in connection with the DPLTA and the merger squeeze-out was in both cases fair and that the decisions of the District Court of Dortmund in the DPLTA and merger squeeze-out appraisal proceedings validate its position. German courts often adjudicate increases of the cash compensation to plaintiffs in varying amounts in connection with German appraisal proceedings. Therefore, the Company cannot rule out that a court may increase the cash compensation in these appraisal proceedings. The Company, however, is convinced that its defense in both appraisal proceedings is supported by strong sets of facts and the Company will continue to vigorously defend itself in these matters.

Bank Guarantees, Standby Letters of Credit, and Surety Bonds

In the ordinary course of business, the Company may issue performance guarantees on behalf of its subsidiaries to certain customers and other parties. Some of those guarantees may be backed by standby letters of credit, surety bonds, or similar instruments. In general, under the guarantees, the Company would be obligated to perform, or cause performance, over the term of the underlying contract in the event of an unexcused, uncured breach by its subsidiary, or some other specified triggering event, in each case as defined by the applicable guarantee. At December 31, 2023, the maximum future contractual obligations relative to these various guarantees totaled $117.1, of which $23.0 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2022, the maximum future payment obligations relative to these various guarantees totaled $173.2, of which $24.0 represented standby letters of credit to insurance providers, and no associated liability was recorded.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
Restricted Cash

The following table provides a reconciliation of Cash, cash equivalents and Short-term and Long-term restricted cash reporting within the Company's consolidated balance sheets and in the consolidated statements of cash flows:

	Successor	Predecessor
	December 31, 2023	December 31, 2022
Cash and cash equivalents	$550.2	$307.4

Professional fee escrow	0.2	—
Bank collateral guarantees	32.5	2.6
Pension collateral guarantees	9.4	9.1
Restricted cash and cash equivalents	42.1	11.7
Total cash, cash equivalents, and restricted cash	$592.3	$319.1

The balances primarily relate to cash held in escrow for the purpose of paying certain professional fees as a result of the Restructuring Proceedings as described in Note 2 and collateralized letters of credit supporting corporate insurance.

NOTE 23: REVENUE RECOGNITION

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

The Company includes warranties in connection with certain contracts with customers, which are not considered to be separate performance obligations. The Company provides its customers a manufacturer’s warranty, and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. For additional information on product warranty refer to Note 11 of the consolidated financial statements. The Company also has extended warranty and service contracts available for its customers, which are recognized as separate performance obligations. Revenue is recognized on these contracts ratably as the Company has a stand-ready obligation to provide services when or as needed by the customer. This input method is the most accurate assessment of progress toward completion the Company can apply.

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
FORM 10-K as of December 31, 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
Professional services integrate the commercial solution with the customer's existing infrastructure and helps define the optimal user experience, improve business processes, refine existing staffing models and deploy technology to meet branch and store automation objectives. Revenue from professional services are recognized over time, because the customer simultaneously receives and consumes the benefits of the Company’s performance as the services are performed or when the Company’s performance creates an asset with no alternative use and the Company has an enforceable right to payment for performance completed to date. Generally, revenue will be recognized using an input measure, typically costs incurred. The typical contract length for service is generally one year and is billed and paid in advance except for installations, among others.

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
FORM 10-K as of December 31, 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
Refer to Note 25 of the consolidated financial statements for additional information regarding the Company's reportable operating segments, disaggregation of net sales by segments and product solutions, net sales by geographical region and disaggregation by timing of revenue recognition.

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

	Successor	Predecessor
	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Year ended December 31, 2022
Timing of revenue recognition
Products transferred at a point in time	47%	39%	39%
Products and services transferred over time	53%	61%	61%
Net sales	100%	100%	100%

Contract balances

The following table provides information about receivables and deferred revenue, which represent contract liabilities from contracts with customers:

Contract balance information	Trade Receivables	Contract liabilities
Balance at January 1, 2023 (Predecessor)	$612.2	$453.2
Balance at December 31, 2023 (Successor)	$721.8	$376.2

Contract balance information	Trade Receivables	Contract liabilities
Balance at January 1, 2022 (Predecessor)	$595.2	$322.4
Balance at December 31, 2022 (Predecessor)	$612.2	$453.2

Contract assets are minimal for the periods presented. The amount of revenue recognized in 2023 and 2022 from performance obligations satisfied (or partially satisfied) in previous periods, mainly due to the changes in the estimate of variable consideration and contract modifications was de minimis.

As of January 1, 2023 (Predecessor), the Company had $453.2 of unrecognized deferred revenue constituting the remaining performance obligations that are either unsatisfied or partially unsatisfied. During the period from the period from August 12, 2023 through December 31, 2023 and January 1, 2023 through August 11, 2023, the Company recognized revenue of $151.9 and $223.4, respectively, related to the Company's deferred revenue balance at start of those periods.

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
FORM 10-K as of December 31, 2023
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

Transaction price allocated to the remaining performance obligations

As of December 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1,400. The Company generally expects to recognize revenue on the remaining performance obligations over the next twelve to eighteen months. The Company enters into service agreements with cancellable terms after a certain period without penalty. Unsatisfied obligations reflect only the obligation during the initial term. The Company applies the practical expedient in ASC paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

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
FORM 10-K as of December 31, 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
NOTE 24: CLOUD IMPLEMENTATION

At December 31, 2021, the Company had capitalized $50.7 of cloud implementation costs, of which $38.4 was impaired in the first quarter of 2022. This impairment was related to the cloud-based North American enterprise resource planning (ERP) system, which was intended to replace the on premise ERP currently in use. In connection with the executive transition that took place in the first quarter of 2022 and the culmination of related process optimization workshops in March 2022, the Company made the decision to indefinitely suspend the cloud-based North America ERP implementation, which was going to require significant additional investment before it could function as well as our current North America ERP, and to instead focus the Company's ERP implementation efforts on the distribution subsidiaries, which can better leverage the standardization and simplification initiatives connected with the cloud-based implementation. As a result of the completed process optimization walkthroughs, the Company determined that the customizations already built for the North America ERP should not be leveraged at the distribution subsidiaries which require more streamlined and scalable process flows.

At December 31, 2023 and 2022, the Company had a net book value of capitalized cloud implementation costs of $18.5 and $19.0, respectively. This relates to a combination of the distribution subsidiary ERP and corporate tools to support business operations. Refer to Note 3 for further information on Fresh Start Accounting Adjustments.

Amortization of cloud implementation fees are expensed over the term of the cloud computing arrangement, and the expense is required to be recognized in the same line item in the income statement as the associated hosting service expenses. Amortization of cloud implementation fees were as follows:

	Successor	Predecessor
	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Years ended December 31,
			2022	2021
Amortization of cloud implementation fees	$2.9	$2.0	$2.5	$0.8

NOTE 25: SEGMENT INFORMATION

During the second quarter of 2022, the Company appointed a new Chief Executive Officer, who is also the CODM, and announced an organizational simplification initiative. In connection with those events, the Company's reportable segments are no longer Americas Banking, Eurasia Banking and Retail, and instead the reportable operating segments are the following: Banking and Retail. Under the simplified organization and related restructuring discussed in Note 10 of the consolidated financial statements, the Company does not have regionally focused direct reports to the CODM, and the CODM analyzes Banking and Retail on a global basis and not based on regional profitability metrics.

The Company's reportable segment information below directly aligns with how the CODM regularly reviews results to make decisions, allocate resources, and assess performance. The new Banking segment's sales and cost of sales are the summation of the legacy Americas Banking and Eurasia Banking's sales and cost of sales. The Company will consider its operating structure and the information subject to regular review.

Segment operating profit (loss) as disclosed herein is consistent with the segment profit or loss measure used by the CODM and does not include corporate charges, amortization of acquired intangible assets, asset impairment, restructuring and transformation charges, the results of the formerly held-for-sale European retail business, or other non-routine, unusual or infrequently occurring items, as the CODM does not regularly review and use such financial measures to make decisions, allocate resources and assess performance.

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
FORM 10-K as of December 31, 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

The following tables represent information regarding the Company’s segment information and provides a reconciliation between segment operating profit and the consolidated income (loss) before income taxes:

	Successor	Predecessor
	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Years ended December 31,
			2022	2021
Net sales summary by segment
Banking	$1,157.6	$1,511.0	$2,422.4	$2,711.1
Retail	469.3	610.0	1,018.2	1,194.1
Held for sale non-core European retail business (7)	1.7	10.9	20.1	—
Total Revenue	$1,628.6	$2,131.9	$3,460.7	$3,905.2

Segment operating profit
Banking	$182.1	$211.6	$310.8	$440.6
Retail	68.9	86.2	134.0	164.6
Total segment operating profit	$251.0	$297.8	$444.8	$605.2

Corporate charges not allocated to segments (1)	$(123.4)	$(159.8)	$(247.3)	$(272.5)
Impairment of assets (2)	(1.2)	(3.3)	(111.8)	(1.3)
Amortization of Wincor Nixdorf purchase accounting intangible assets (3)	—	(41.8)	(69.6)	(78.2)
Restructuring and transformation expenses (4)	(23.1)	(38.4)	(124.2)	(98.9)
Refinancing related costs (5)	(5.1)	(44.7)	(32.0)	—
Net non-routine expense (6)	(4.8)	(7.4)	(42.6)	(17.2)
Held for sale non-core European retail business (7)	(1.0)	(7.9)	(29.0)	—
	(158.6)	(303.3)	(656.5)	(468.1)
Operating profit (loss)	92.4	(5.5)	(211.7)	137.1
Other (expense) income	(92.5)	1,453.9	(226.9)	(187.8)
(Loss) income before taxes	$(0.1)	$1,448.4	$(438.6)	$(50.7)

(1)    Corporate charges not allocated to segments include headquarter-based costs associated with procurement, human resources, compensation and benefits, finance and accounting, global development/engineering, global strategy/mergers and acquisitions, global IT, tax, treasury and legal.
(2)    Impairments in 2023 primarily relate to the write-down of right-of-use assets and related leasehold improvements for facilities identified for closure and impairment of discontinued internally developed software. Charges were taken in the first quarter of 2022 related to the North American ERP and certain assets in Ukraine, Russia, and Belarus; in the second quarter of 2022 related to facility closures; in the third quarter 2022 related to German capitalized software; and in the fourth quarter of 2022 related to assets at the held for sale non-core European retail business.
(3)    The amortization of purchase accounting intangible assets is not included in the segment results used by the CODM to make decisions, allocate resources or assess performance.
(4)    Refer to Note 12 of the consolidated financial statements for further information. Consistent with the historical reportable segment structure, restructuring and transformation costs are not assigned to the segments, and are separately analyzed by the CODM.
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
(7)    Held for sale non-core European retail business represents the revenue and operating profit, excluding impairment which is captured separately, of a business that had been classified as held for sale for all the Predecessor Periods presented, but which was removed in 2022 from the retail segment's information used by the CODM to make decisions, assess performance and allocate resources, and was individually analyzed. This change and timing thereof aligns with the build-out of a data center that makes the entity capable of operating autonomously and is consistent with material provided in connection with our refinancing effort which are exclusive of this entity. This business was sold during the Successor Period.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

The following table presents information regarding the Company’s segment net sales by service and product solution:

	Successor	Predecessor
	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Years ended December 31,
			2022	2021
Banking
Services	$626.9	$954.3	$1,548.1	$1,681.2
Products	530.7	556.7	874.3	1,029.9
Total Banking	$1,157.6	$1,511.0	$2,422.4	$2,711.1
Retail
Services	$230.4	$335.2	$540.9	$622.4
Products	238.9	274.8	477.3	571.7
Total Retail	$469.3	$610.0	$1,018.2	$1,194.1
Held for sale non-core European retail business (7)
Services	$1.1	$5.5	$9.9	$—
Products	0.6	5.4	10.2	—
	1.7	10.9	20.1	—
Total Revenue	$1,628.6	$2,131.9	$3,460.7	$3,905.2

The Company had no customers that accounted for more than 10 percent of total net sales in 2023, 2022 and 2021.

Below is a summary of net sales by point of origin:

	Successor	Predecessor
	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Years ended December 31,
			2022	2021
Americas
United States	$404.1	$583.9	$861.4	$893.1
Other Americas	290.0	380.9	600.0	530.1
Total Americas Revenue	694.1	964.8	1,461.4	1,423.2
EMEA
Germany	248.2	283.9	522.8	768.2
Other EMEA	553.2	714.2	1,173.2	1,356.3
Total EMEA Revenue	801.4	998.1	1,696.0	2,124.5
APAC
Total APAC Revenue	133.1	169.0	303.3	357.5
Total Revenue	$1,628.6	$2,131.9	$3,460.7	$3,905.2

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2023
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)
Below is a summary of property, plant and equipment, net and right-of-use operating lease assets by geographical location as of December 31:

	Successor	Predecessor
	2023	2022
Property, plant and equipment, net
United States	$29.7	$24.4
Germany	86.5	80.5
Other international	42.8	15.8
Total property, plant and equipment, net	$159.0	$120.7

Right-of-use operating lease assets
United States	$30.9	$34.9
Germany	10.1	7.4
Other international	57.7	66.2
Total right-of-use operating lease assets	$98.7	$108.5

NOTE 26: SUBSEQUENT EVENTS

On February 13, 2024, the Company, as borrower, entered into a credit agreement (the Revolving Credit Agreement) with certain financial institutions party thereto, as lenders, and PNC Bank, National Association, as administrative agent and collateral agent. The Revolving Credit Agreement provides for a superior-priority senior secured revolving credit facility (the Credit Facility) in an aggregate principal amount of $200.0, which includes a $50.0 letter of credit sub-limit and a $20.0 swing loan sub-limit. Borrowings under the Credit Facility may be used by the Company for (i) the Repayment (as defined below) and (ii) general corporate purposes and working capital. As of the effective date of the Revolving Credit Agreement, the Credit Facility is fully drawn.

Concurrently with the closing of the Credit Facility, the Company prepaid $200.0 (the Repayment) of outstanding principal of its senior secured term loans under the Exit Credit Agreement, by and among the Company, certain financial institutions party thereto, as lenders, GLAS USA LLC, as administrative agent, and GLAS Americas LLC, as collateral agent. The Repayment pays down a portion of the borrowings outstanding under the Exit Facility.

The Credit Facility will mature on February 13, 2027.

The obligations of the Company under the Credit Facility are guaranteed by certain subsidiaries of the Company that are organized in the United States (the Guarantors). The Credit Facility and related guarantees are secured by perfected super-priority senior security interests and liens on substantially all assets of the Company and each Guarantor.

Loans under the Credit Facility bear interest at an adjusted secured overnight financing rate plus 4.00 percent per annum or an adjusted base rate plus 3.00 percent per annum.

The Credit Facility includes conditions precedent, representations and warranties, affirmative and negative covenants and events of default that are customary for financings of this type and size.

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

Under the supervision of the CEO and CFO and Board of Directors, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control-Integrated Framework (2013 framework)” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2023.

(b)CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the fourth quarter ended December 31, 2023, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

ADOPTION, MODIFICATION OR TERMINATION OF TRADING PLANS

During the quarter ended December 31 2023, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors of the Company, any delinquent Section 16(a) reports, the audit committee and the designated audit committee financial experts, is included in the Company’s proxy statement for the 2024 Annual Meeting of Shareholders (the 2024 Annual Meeting) and is incorporated herein by reference. There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

The following table summarizes information regarding executive officers of the Company:

Name, Age, Title and Year Elected to Present Office	Other Positions Held Last Five Years
Octavio Marquez — 56 President and Chief Executive Officer Since: 2022
February 2023 – September 2023: Chairman of the Board; 2020-March 2022: Executive Vice President, Global Banking for Diebold Nixdorf, Incorporated; 2016-2020: Senior Vice President of the Americas region for Diebold Nixdorf, Incorporated.

James A. Barna — 44 Executive Vice President, Chief Financial Officer Since: 2023
2021-2023: Senior Vice President, Treasurer and Tax for Diebold Nixdorf, Incorporated; 2019-2021: Vice President and Chief Accounting Officer for Diebold Nixdorf, Incorporated; 2016-2019: Chief Accounting Officer and Controller for Ferro Corporation (international coatings manufacturing).

Jonathan B. Myers — 50 Executive Vice President, Global Banking Year elected: 2022	2011-2022: Executive Vice President and Chief Revenue Officer for Elavon (payments processing).
Ilhami Cantadurucu — 49 Executive Vice President, Global Retail Year elected: 2023	2021-2023: Vice President, Retail Global Account Management for Diebold Nixdorf, Incorporated; 2018-2020: Vice President, Retail Global Finance for Diebold Nixdorf, Incorporated.
Elizabeth C. Radigan — 43 Executive Vice President, Chief Legal Officer and Corporate Secretary Since: 2023	November 2022-August 2023: Executive Vice President, Chief People Officer; 2014-November 2022: Senior Vice President, Chief Ethics and Compliance Officer for Diebold Nixdorf, Incorporated.
Frank Baur — 49 Executive Vice President, Operational Excellence Since: 2024	2022-2024: Chief Operating Officer, Onshore Wind (Global); 2021: Chief Operating Officer, Onshore Wind (APAC, EMEA, LATAM; 2018-2021: Vice President, Supply Chain (EMEA) for Parker Hannifin.
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

ITEM 11: EXECUTIVE COMPENSATION

Information with respect to executive officers' and directors' compensation is included in the Company’s proxy statement for the 2024 Annual Meeting and is incorporated herein by reference. Information with respect to compensation committee interlocks and insider participation and the compensation committee report is included in the Company’s proxy statement for the 2024 Annual Meeting and is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management is included in the Company’s proxy statement for the 2024 Annual Meeting and is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(2)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders
Stock options	580,000	$30.00	N/A
Restricted stock units	280,000	N/A	N/A
Total	860,000	$30.00	1,500,000

(1) Only applicable to stock options.
(2) Includes the total number of stock options, restricted stock units, performance shares and non-employee director deferred shares approved.
(3) All shares covered by the Company’s 2023 Equity and Incentive Plan (the “2023 Plan”) are being treated as approved by stockholders based on the approval by the Company’s stockholders of the amendment to the 2023 Plan on December 24, 2023. The 2023 Plan was previously approved by the Bankruptcy Court pursuant to the U.S. Plan.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions and director independence is included in the Company’s proxy statement for the 2024 Annual Meeting and is incorporated herein by reference.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company's independent registered public accounting firm is KPMG LLP (PCAOB firm ID: 185) with the primary location of Cleveland, OH. Information with respect to principal accountant fees and services is included in the Company’s proxy statement for the 2024 Annual Meeting and is incorporated herein by reference.

PART IV

ITEM 15: EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

1. Documents filed as a part of this annual report on Form 10-K.
•Reports of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets at December 31, 2023 (Successor) and 2022 (Predecessor)
•Consolidated Statements of Operations for the period from August 12, 2023 through December 31, 2023 (Successor), the period from January 1, 2023 through August 11, 2023 (Predecessor) and the years ended December 31, 2022 and 2021 (Predecessor)
•Consolidated Statements of Comprehensive Income (Loss) for the period from August 12, 2023 through December 31, 2023 (Successor), the period from January 1, 2023 through August 11, 2023 (Predecessor) and the years ended December 31, 2022 and 2021 (Predecessor)
•Consolidated Statements of Equity for the period from August 12, 2023 through December 31, 2023 (Successor), the period from January 1, 2023 through August 11, 2023 (Predecessor) and the years ended December 31, 2022 and 2021 (Predecessor)
•Consolidated Statements of Cash Flows for the period from August 12, 2023 through December 31, 2023 (Successor), the period from January 1, 2023 through August 11, 2023 (Predecessor) and the years ended December 31, 2022 and 2021 (Predecessor)
•Notes to Consolidated Financial Statements
2. Financial statement schedules
All schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
3. Exhibits

2.1
Order Confirming Debtors’ Second Amended Joint Prepackaged Chapter 11 Plan of Reorganization of Diebold Holding Company, LLC and its Debtor Affiliates as revised July 7, 2023 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2023)

2.2
Debtors’ Second Amended Joint Prepackaged Chapter 11 Plan of Reorganization of Diebold Holding Company, LLC and its Debtor Affiliates as revised July 7, 2023 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2023)

3.1	Certificate of Incorporation of Diebold Nixdorf, Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form 8-A filed with the SEC on August 11, 2023)
3.2	Amended and Restated Bylaws of Diebold Nixdorf, Incorporated (incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form 8-A filed with the SEC on August 11, 2023)
4.1	Description of Securities of Diebold Nixdorf, Inc.
10.1*	Form of Employee Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015)
10.2*	401(k) Restoration Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.5(v) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)
10.3*	401(k) Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.5(vi) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)
10.4*	Amendment to 401(k) Restoration Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.2(vii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018)
10.5*	Deferred Compensation Plan No. 2 for Directors of Diebold, Incorporated (incorporated by reference to Exhibit 10.7(iv) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)
10.6*
First Amendment to Deferred Compensation Plan No. 2 for Directors of Diebold, Incorporated (incorporated by referenced to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quartered ended June 20, 2015)

10.7*
Form of Deferred Compensation Agreement and Amendment No. 1 to Deferred Compensation Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996)

10.8*	Deferred Incentive Compensation Plan No. 2 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)
10.9*
Section 162(m) Deferred Compensation Agreement (as amended and restated January 29, 1998) (incorporated by reference to Exhibit 10.13 (ii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

10.10*
Senior Leadership Severance Plan, Amended and Restated Effective November 7, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018)

10.11*
Domination and Profit and Loss Transfer Agreement, dated September 26, 2016, by and among Diebold Holding Germany Inc. & Co. KGaA and Wincor Nixdorf AG (English translation) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2016)

10.12*	Offer Letter - Olaf Heyden (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)
10.13*
Service Agreement, dated February 24, 2021, by and between Diebold Nixdorf Holding Germany GmbH and Olaf Heyden (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020)

10.14*	Offer Letter - Ulrich Näher (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)
10.15*
Service Agreement, dated February 24, 2021, by and between Diebold Nixdorf Holding Germany GmbH and Dr. Ulrich Näher (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020)

10.16*
Diebold Nixdorf, Incorporated 2017 Equity and Performance Incentive Plan, as amended May 6, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 11, 2022)

10.17*
Offer Letter, dated February 21, 2018, by and between Diebold Nixdorf, Incorporated and Gerrard Schmid (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 21, 2018)

10.18*
Change in Control Agreement, dated February 21, 2018, by and between Diebold Nixdorf, Incorporated and Gerrard Schmid (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 21, 2018)

10.19*
Separation and Transition Agreement, dated February 9, 2022, by and between Diebold Nixdorf, Incorporated and Gerrard B. Schmid (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 10, 2022)

10.20*
Offer Letter, dated February 9, 2022, by and between Diebold Nixdorf, Incorporated and Octavio Marquez (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 10, 2022)

10.21*
Termination Agreement dated June 30, 2022, by and between Diebold Nixdorf, Incorporated and Dr. Ulrich Näher (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022)

10.22*
Offer Letter, dated July 17, 2022, between Diebold Nixdorf, Incorporate and Joe Myers (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022)

10.23*
Offer Letter, dated February 7, 2023, by and between Diebold Nixdorf, Incorporated and James Barna (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 9, 2023)

10.24*
Separation Agreement and Release, dated December 1, 2022, by and between Diebold Nixdorf, Incorporated and Elizabeth Patrick (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022)

10.25*	Separation Agreement and Release, dated November 8, 2023, by and between Diebold Nixdorf, Incorporated and David Caldwell
10.26*	Form of Deferred Cash Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2023)
10.27*
Form of Performance Cash Award Agreement by and between Diebold Nixdorf, Incorporated and Participants (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)

10.28*
Form of Retention Agreement Letter by and between Diebold Nixdorf, Incorporated and Octavio Marquez, Olaf Heyden and Jonathan Leiken (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)

10.29*
Retention Agreement Letter by and between Diebold Nixdorf, Incorporate and James Barna (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)

10.30†
Credit Agreement, dated as of August 11, 2023, by and among Diebold Nixdorf, Incorporated, the financial institutions party thereto, as lenders, GLAS USA LLC, as administrative agent, and GLAS Americas LLC, as collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2023)

10.31
Registration Rights Agreement, dated as of August 11, 2023, among Diebold Nixdorf, Incorporated and the stockholders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2023)

10.32*	Diebold Nixdorf, Incorporated 2023 Equity and Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2023)
10.33*
First Amendment to the Diebold Nixdorf, Incorporated 2023 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2023)

10.34*
Separation Agreement, dated as of September 8, 2023, between Diebold Nixdorf, Incorporated and Olaf Heyden (incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023)

10.35*
First Amended and Restated Separation Agreement and Release, dated August 31, 2023, between Diebold Nixdorf, Incorporated and Jeffrey Rutherford (incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023)

10.36†
Credit Agreement, dated as of February 13, 2024, by and among Diebold Nixdorf, Incorporated, the financial institutions party thereto, as lenders, and PNC Bank, National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2024)

21.1	Subsidiaries of the Registrant as of December 31, 2023
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15(b) of this annual report on Form 10-K.
†	Schedules and similar attachments to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of all omitted schedules and similar attachments to the SEC upon its request.

ITEM 16: FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIEBOLD NIXDORF, INCORPORATED
Date: March 7, 2024

By:  /s/ Octavio Marquez
Octavio Marquez
President and Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Octavio Marquez	President and Chief Executive Officer, Director (Principal Executive Officer)	March 7, 2024
Octavio Marquez

/s/ James Barna	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 7, 2024
James Barna

*	Director	March 7, 2024
Arthur F. Anton

*	Director	March 7, 2024
Marjorie L. Bowen

*	Chairman of the Board of Directors	March 7, 2024
Patrick J. Byrne

*	Director	March 7, 2024
Matthew J. Espe

*	Director	March 7, 2024
Mark Gross

*	Director	March 7, 2024
David H. Naemura

*	Director	March 7, 2024
Emanuel R. Pearlman

*	The undersigned, by signing her name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of the Registrant and filed with the Securities and Exchange Commission on behalf of such officers and directors.

Date: March 7, 2024
*By:  /s/ Elizabeth C. Radigan
Elizabeth C. Radigan
Attorney-in-Fact