Form 10-Q
period 2024-03-31
DIEBOLD NIXDORF, Inc
filed 2024-05-02
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding as of April 30, 2024 was 37,566,668.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Form 10-Q

Part I – Financial Information
Item 1: Financial Statements

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except per share amounts)

	Successor
	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$281.9	$550.2
Restricted cash	106.2	42.1
Short-term investments	19.2	13.4
Trade receivables, less allowances for doubtful accounts of $3.1 and $3.6, respectively	660.7	721.8
Inventories	636.1	589.8
Prepaid expenses	45.6	44.0
Other current assets	222.6	192.6
Total current assets	1,972.3	2,153.9
Securities and other investments	6.6	6.5
Property, plant and equipment, net of accumulated depreciation and amortization of $28.3 and $14.3, respectively	153.1	159.0
Deferred income taxes	61.6	71.4
Goodwill	606.2	616.7
Customer relationships, net	525.0	543.0
Other intangible assets, net	333.1	348.3
Other assets	285.1	263.2
Total assets	$3,943.0	$4,162.0

See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets - (Continued)
(in millions, except per share amounts)

	Successor
	March 31, 2024	December 31, 2023
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities
Notes payable	$0.5	$0.3
Accounts payable	536.6	529.0
Deferred revenue	381.5	376.2
Payroll and other benefits liabilities	146.3	160.1
Other current liabilities	353.2	355.4
Total current liabilities	1,418.1	1,421.0
Long-term debt	1,109.7	1,252.4
Pensions, post-retirement and other benefits	108.8	112.6
Deferred income taxes	194.7	204.9
Other liabilities	86.0	91.9
Total liabilities	2,917.3	3,082.8

Equity
Diebold Nixdorf, Incorporated shareholders' equity
Successor preferred stock, no par value, 2,000,000 authorized shares, none issued	—	—
Successor common stock, $0.01 par value, 45,000,000 authorized shares and 37,566,668 issued shares, and 37,566,668 outstanding shares	0.4	0.4
Paid-in-capital	1,040.6	1,038.7
Retained Earnings	2.5	17.1
Accumulated other comprehensive loss	(30.4)	7.6
Total Diebold Nixdorf, Incorporated shareholders' equity	1,013.1	1,063.8
Noncontrolling interests	12.6	15.4
Total equity	1,025.7	1,079.2
Total liabilities and equity	$3,943.0	$4,162.0
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)
(in millions, except per share amounts)

	Successor	Predecessor
	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Net sales
Services	$524.8	$516.4
Products	370.6	341.7
	895.4	858.1
Cost of sales
Services	408.7	363.0
Products	278.1	285.8
	686.8	648.8
Gross profit	208.6	209.3
Selling and administrative expense	161.6	183.8
Research, development and engineering expense	24.2	26.4
(Gain) loss on sale of assets, net	(1.0)	0.3
Impairment of assets	—	0.9
	184.8	211.4
Operating profit (loss)	23.8	(2.1)
Other income (expense)
Interest income	4.2	1.7
Interest expense	(43.6)	(81.9)
Foreign exchange gain (loss), net	0.4	(10.6)
Miscellaneous gain, net	1.0	2.6
Loss before taxes	(14.2)	(90.3)
Income tax (benefit) expense	(3.1)	21.1
Equity in earnings (loss) of unconsolidated subsidiaries, net	(2.9)	(0.1)
Net loss	(14.0)	(111.5)
Net (loss) income attributable to noncontrolling interests	0.6	(0.4)
Net loss attributable to Diebold Nixdorf, Incorporated	$(14.6)	$(111.1)

Basic and diluted weighted-average shares outstanding	37.6	79.3

Net loss attributable to Diebold Nixdorf, Incorporated
Basic and diluted loss per share	$(0.39)	$(1.40)
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited and in millions)

	Successor	Predecessor
	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Net loss	$(14.0)	$(111.5)
Other comprehensive income (loss), net of tax
Translation adjustment	(43.0)	6.9
Interest rate hedges
Net income recognized in other comprehensive income (net of tax of $— in the Successor Period and $— in the Predecessor Period, respectively)	—	0.3
Pension and other post-retirement benefits
Net actuarial gain (loss) amortized (net of tax of $(2.1) in the Successor Period and $0.5 in the Predecessor Period, respectively)	5.0	1.3
Other comprehensive income (loss), net of tax	(38.0)	8.5
Comprehensive loss	(52.0)	(103.0)
Less: Comprehensive income (loss) attributable to noncontrolling interests	0.6	1.8
Comprehensive loss attributable to Diebold Nixdorf, Incorporated	$(52.6)	$(104.8)

See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited and in millions)

	Successor	Predecessor
	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Cash flow from operating activities
Net loss	$(14.0)	$(111.5)
Adjustments to reconcile net loss to cash flow used by operating activities:
Depreciation and amortization	9.1	11.7
Amortization of fair value intangible assets	24.2	17.7
Amortization of deferred financing costs into interest expense	0.4	13.6
Share-based compensation	1.9	1.3
Debt prepayment costs	2.0	—
(Gain) loss on sale of assets, net	(1.0)	0.3
Impairment of assets	—	0.9
Deferred income taxes	(2.2)	2.9
Other	(0.1)	0.8
Changes in certain assets and liabilities:
Trade receivables	49.1	(4.4)
Inventories	(56.1)	(39.6)
Accounts payable	16.1	15.4
Deferred revenue	10.9	25.5
Sales tax and net value added tax	(35.0)	(24.3)
Income taxes	(11.9)	(2.8)
Accrued salaries, wages and commissions	(11.5)	11.3
Restructuring accrual	19.3	(23.4)
Warranty liability	4.0	(1.1)
Pension and post retirement benefits	(0.8)	3.0
Accrued interest	1.0	39.2
Certain other assets and liabilities	(28.9)	(32.4)
Net cash used by operating activities	(23.5)	(95.9)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows - (Continued)
(unaudited and in millions)

	Successor	Predecessor
	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Cash flow from investing activities
Capital expenditures	(6.7)	(5.7)
Capitalized software development	(6.2)	(5.4)
Proceeds from maturities of investments	75.5	71.9
Payments for purchases of investments	(81.5)	(62.5)
Proceeds from sale of assets	0.9	—
Net cash used by investing activities	(18.0)	(1.7)
Cash flow from financing activities
Revolving credit facility borrowings, net	50.0	22.7
Debt issuance costs	(4.6)	—
Repayment Exit facility	(200.0)	—
Other debt borrowings	0.2	2.3
Other debt repayments	(0.1)	(2.1)
Debt prepayment costs	(2.0)	—
Other	(1.5)	(1.8)
Net cash (used), provided by financing activities	(158.0)	21.1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4.7)	1.9
Change in cash, cash equivalents and restricted cash	(204.2)	(74.6)
Add: Cash included in assets held for sale at beginning of period	—	2.8
Less: Cash included in assets held for sale at end of period	—	0.9
Cash, cash equivalents and restricted cash at the beginning of the period	592.3	319.1
Cash, cash equivalents and restricted cash at the end of the period	$388.1	$246.4
Cash paid for:
Income taxes	$11.4	$11.8
Interest	$40.1	$25.3

	Successor	Predecessor
	March 31, 2024	March 31, 2023
Cash and cash equivalents	$281.9	$234.6
Restricted cash	106.2	11.8
Total cash, cash equivalents and restricted cash at the end of the period	$388.1	$246.4

See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2024
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)

Note 1: Basis of Presentation

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. In addition, some of the Company’s statements in this Quarterly Report on Form 10-Q may involve risks and uncertainties that could significantly impact expected future results. The results for interim periods are not necessarily indicative of results for the entire year.

The Company has reclassified the presentation of certain Predecessor information to conform to the Successor presentation.

Bankruptcy Accounting and Fresh Start Accounting

As described in Note 2, on June 1, 2023, the Company and certain of its U.S. and Canadian subsidiaries (collectively, the Debtors) filed voluntary petitions in the U.S. Bankruptcy Court for the Southern District of Texas (the U.S. Bankruptcy Court) seeking relief under chapter 11 of title 11 of the U.S. Code (the U.S. Bankruptcy Code). The cases were jointly administered under the caption In re: Diebold Holding Company, LLC, et al. (Case No. 23-90602) (the Chapter 11 Cases). Additionally, on June 1, 2023, Diebold Nixdorf Dutch Holding B.V. (Diebold Dutch) filed a scheme of arrangement relating to certain of the Company’s other subsidiaries (the Dutch Scheme Parties) and commenced voluntary proceedings (the Dutch Scheme Proceedings and, together with the Chapter 11 Cases, the Restructuring Proceedings) under the Dutch Act on Confirmation of Extrajudicial Plans (Wet homologatie onderhands akkoord) in the District Court of Amsterdam (the Dutch Court). In addition, on June 12, 2023, Diebold Dutch filed a voluntary petition for relief under chapter 15 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court seeking recognition of the Dutch Scheme Proceedings as a foreign main proceedings and related relief (the Chapter 15 Proceedings).

For periods subsequent to the filing of the Restructuring Proceedings, the Company applied Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic No. 852 – Reorganizations (ASC 852) in preparing its consolidated financial statements. According, during the pendency of the Chapter 11 Cases and Dutch Scheme Proceedings, prepetition liabilities of the Debtors and Dutch Scheme Parties subject to compromise under the Restructuring Proceedings were distinguished from liabilities that were not expected to be compromised and post-petition liabilities in our condensed consolidated balance sheets. Liabilities subject to compromise were recorded at the amounts expected to be allowed by the U.S. Bankruptcy Court. Additionally, the income, expenses, gains and losses directly and incrementally resulting from the Chapter 11 Cases and Dutch Scheme Proceedings were separately reported as Reorganization items, net in our condensed consolidated statement of operations.

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

Upon adoption of Fresh Start Accounting, the reorganization value derived from the enterprise value associated with the Plans was allocated to the Company’s identifiable tangible and intangible assets and liabilities based on their fair values (except for deferred income taxes), with the remaining excess value allocated to goodwill in accordance with ASC 805 – Business Combinations. Deferred income tax amounts were determined in accordance with ASC 740 – Income Taxes.

References to “Predecessor” relate to the Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 (Predecessor Period). References to “Successor” relate to the Condensed Consolidated Balance Sheets of the reorganized Company as of December 31, 2023 and March 31, 2024, and Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 (Successor Period) and are not comparable to the Predecessor as indicated by the “black line” division in the financial statements and footnote tables, which emphasizes the lack of comparability between amounts presented. The Company’s financial results for future periods following the application of Fresh Start Accounting will be different from historical trends and the differences may be material.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2024
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

In November 2023, the FASB issued ASU 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments of ASU 2023-07 improve segment reporting disclosures, including significant segment expenses. The Company is currently evaluating the impact of this guidance on the Company’s condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments for ASU 2023-09 enhance income tax disclosures by including additional disclosures related to rate reconciliation and information regarding income taxes paid. The Company is currently evaluating the impact of this guidance on the Company’s condensed consolidated financial statements.

Although there are other new accounting pronouncements issued by the FASB, the Company does not believe these pronouncements will have a material impact on its consolidated financial statements.

Note 2: Chapter 11 Cases and Dutch Scheme Proceedings

On June 1, 2023, the Debtors filed voluntary petitions in the U.S. Bankruptcy Court seeking relief under he U.S. Bankruptcy Code. The cases were jointly administered under the Chapter 11 Cases. Additionally, on June 1, 2023, Diebold Dutch filed a scheme of arrangement relating to the Dutch Scheme Parties and the Restructuring Proceedings under the Dutch Act on Confirmation of Extrajudicial Plans (Wet homologatie onderhands akkoord) in the Dutch Court. In addition, on June 12, 2023, Diebold Dutch filed a voluntary petition for relief under the Chapter 15 Proceedings.

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

Note 3: Fresh Start Accounting

Upon emergence from the Chapter 11 Cases and Dutch Scheme Proceedings, the Company qualified for and adopted Fresh Start Accounting, which resulted in the Company becoming a new entity for financial reporting purposes (the Successor).

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2024
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

Note 4: Earnings (Loss) Per Share

Basic loss per share is based on the weighted-average number of shares of common stock outstanding. Diluted loss per share includes the dilutive effect of shares of potential common stock outstanding. Under the two-class method of computing loss per share, non-vested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities. During the Predecessor Periods, the Company’s participating securities included restricted stock units (RSUs), director deferred shares and shares that vested but were deferred by employees. There were no participating securities in the Successor Period. The Company calculated basic and diluted loss per share under both the treasury stock method and the two-class method. For the three months ended March 31, 2024 and 2023, there were no differences in the loss per share amounts calculated using the two methods. Accordingly, the treasury stock method is disclosed below; however, because the Company is in a net loss position in both the Successor Period of the three months ended March 31, 2024 and the Predecessor Period of the three months ended March 31, 2023, dilutive shares are excluded from the shares used in the computation of diluted loss per share.

The following table represents amounts used in computing loss per share and the effect on the weighted-average number of shares of potential dilutive common stock:

	Successor	Predecessor
	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Numerator
Loss used in basic and diluted loss per share
Net (loss) income	$(14.0)	$(111.5)
Net (loss) income attributable to noncontrolling interests	0.6	(0.4)
Net (loss) income attributable to Diebold Nixdorf, Incorporated	$(14.6)	$(111.1)
Denominator
Weighted-average number of shares of common stock used in basic and diluted loss per share (1)	37.6	79.3
Net (loss) income attributable to Diebold Nixdorf, Incorporated
Basic and diluted loss per share	$(0.39)	$(1.40)

Anti-dilutive shares
Anti-dilutive shares not used in calculating diluted weighted-average shares	1.1	2.2
(1)Nominal shares and 2.1 shares for the three months ended March 31, 2024 (Successor) and 2023 (Predecessor), respectively, are excluded from the computation of diluted loss per share because the effects are anti-dilutive, due to the net loss position.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2024
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)
Note 5: Income Taxes

	Successor	Predecessor
	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Income Tax Expense/(Benefit)	(3.1)	21.1
Effective Tax Rate	21.8%	(23.4)%
The effective tax rate on the loss from continuing operations was 21.8 percent for the three months ended March 31, 2024. The effective tax rate differed compared to the U.S. federal statutory rate for the variations in the expected jurisdictional mix of earnings and expected permanent tax differences relative to pretax earnings. For the three months ended March 31, 2024, the Company estimated its annual effective tax rate and applied it to year-to-date ordinary income/loss pursuant to Accounting Standard Codification (ASC) 740-270-25-1. The Company reports the tax effect of unusual or infrequently occurring items, including changes in judgement about valuation allowances, uncertain tax positions, and effects of changes in tax laws or rates in the interim period in which they occur. The BEPS 2.0 Pillar Two global minimum tax rules, previously enacted by several jurisdictions in which the Company operates, became effective in 2024. The Company does not estimate a material impact on its annual effective tax rate from these rules.

The effective tax rate on the loss from continuing operations was (23.4) percent for the three months ended March 31, 2023. The tax provision for the three months ended March 31, 2023, was attributable to the jurisdictional mix of pre-tax income and losses, discrete tax adjustments for current tax expense related to tax return to provision differences and changes in permanent reinvestment assertions. The Company calculated its income tax expense for the three months ended March 31, 2023, using the actual effective tax rate year to date, as opposed to the estimated annual effective tax rate, as provided in ASC 740-270-30-18.

Note 6: Inventories

Major classes of inventories are summarized as follows:

	Successor
	March 31, 2024	December 31, 2023
Raw materials and work in process	$206.1	$174.0
Finished goods	255.5	242.0
Total product inventories	461.6	416.0

Service parts	174.5	173.8
Total inventories	$636.1	$589.8

Note 7: Investments

The Company’s investments, primarily held by our subsidiaries in Brazil, consist of certificates of deposit that are recorded at fair value based upon quoted market prices. Changes in fair value are recognized in interest income, determined using the specific identification method, and were minimal. There were no sales of securities or proceeds from the sale of securities prior to the maturity date during the three months ended March 31, 2024 (Successor) and 2023 (Predecessor).

The Company has deferred compensation plans that enable certain employees to defer receipt of a portion of their cash, 401(k)
or share-based compensation and enable non-employee directors to defer receipt of director fees at the participants’ discretion.

For deferred cash-based compensation, the Company established rabbi trusts (refer to Note 15), which are recorded at fair value of the underlying securities and presented within securities and other investments. The related deferred compensation liability is recorded at fair value and presented within other long-term liabilities. Realized and unrealized gains and losses on marketable securities in the rabbi trusts are recognized in interest income.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2024
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)
The Company’s investments subject to fair value measurement consist of the following:

	Cost Basis	Unrealized Gain	Fair Value
As of March 31, 2024 (Successor)
Short-term investments
Certificates of deposit	$19.2	$—	$19.2
Long-term investments
Assets held in a rabbi trust	$2.2	$0.8	$3.0

As of December 31, 2023 (Successor)
Short-term investments
Certificates of deposit	$13.4	$—	$13.4
Long-term investments
Assets held in a rabbi trust	$2.3	$0.6	$2.9
Securities and other investments also includes cash surrender value of insurance contracts of $3.6 and $3.6 as of March 31, 2024 (Successor) and December 31, 2023 (Successor), respectively.

The Company has certain non-consolidated joint ventures that are not significant subsidiaries and are accounted for under the equity method of accounting. The Company owns 48.1 percent of Inspur Financial Information System Co., Ltd. (Inspur JV) and 49.0 percent of Aisino-Wincor Retail & Banking Systems (Shanghai) Co., Ltd. (Aisino JV). The Company engages in transactions in the ordinary course of business with these joint ventures. As of March 31, 2024, the Company had accounts receivable and accounts payable balances with these joint ventures of $12.5 and $25.1, respectively. As of December 31, 2023, the Company had accounts receivable and accounts payable balances with these joint ventures of $13.0 and $24.2, respectively. These joint venture related balances are included in trade receivables, less allowances for doubtful accounts and accounts payable on the condensed consolidated balance sheets.

Note 8: Goodwill and Other Intangible Assets

The Company has the following operating segments: Banking and Retail. This is described in further detail in Note 19, and is consistent with how the Chief Executive Officer, the chief operating decision maker (CODM), makes key operating decisions, allocates resources, and assesses the performance of the business.

The excess of the Successor’s reorganization value over the fair value of identified tangible and intangible assets as of the Emergence Date is reported separately on the Company’s condensed consolidated balance sheets as goodwill.

The changes in the carrying amount of goodwill for the three months ended March 31, 2024 (Successor):

	Banking	Retail	Total
Goodwill, balance at January 1, 2024 (Successor)	$471.4	$145.3	$616.7
Currency translation adjustment	(8.0)	(2.5)	(10.5)
Goodwill, balance at March 31, 2024 (Successor)	$463.4	$142.8	$606.2

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2024
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)
The following summarizes information on Intangible assets by major category:

		Successor
		March 31, 2024			December 31, 2023
	Weighted-average remaining useful lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	17.0 years	$545.4	$(20.4)	$525.0	$555.5	$(12.5)	$543.0

Trademarks and trade names	18.0 years	117.2	(4.1)	113.1	118.8	(2.6)	116.2
Capitalized software development	7.7 years	26.3	(1.7)	24.6	22.0	(1.1)	20.9
Technology know-how and development costs non-software	6.0 years	190.8	(20.3)	170.5	193.3	(12.5)	180.8
Other intangibles	1.5 years	41.7	(16.8)	24.9	40.6	(10.2)	30.4
Other intangible assets, net		376.0	(42.9)	333.1	374.7	(26.4)	348.3
Total		$921.4	$(63.3)	$858.1	$930.2	$(38.9)	$891.3

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

The following table identifies the activity relating to total capitalized software development:

2024
Beginning balance as of January 1 (Successor)	$20.9
Capitalization	4.7
Amortization	(0.7)
Other	(0.3)
Ending balance as of March 31 (Successor)	24.6

2023
Beginning balance as of January 1 (Predecessor)	$42.5
Capitalization	5.4
Amortization	(4.7)
Other	0.5
Ending balance as of March 31 (Predecessor)	$43.7
The Company's total amortization expense, excluding amounts related to deferred financing costs, was $26.4 and $23.3 for the three months ended March 31, 2024 (Successor) and 2023 (Predecessor), respectively.

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
FORM 10-Q as of March 31, 2024
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)

Changes in the Company’s warranty liability balance are illustrated in the following table:

	Successor	Predecessor
	2024	2023
Beginning balance as of January 1	$28.0	$28.3
Current period accruals	13.9	9.1
Current period settlements	(9.9)	(10.2)
Currency translation adjustment	(0.9)	0.7
Ending balance as of March 31	$31.1	$27.9

Note 10: Restructuring

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

Also during the fourth quarter of 2023, the Company introduced its continuous improvement initiative, noting that the Company is focused on consistently innovating its solutions to support a better transaction experience for consumers at bank and retail locations while simultaneously streamlining cost structures and business processes through the integration of hardware, software and services. The most significant expense of the quarter ending March 31, 2024 is related to severance accruals, while the remainder of the expenses incurred primarily relate to transitioning personnel and consultant fees in relation to the transformation process.

The following tables summarizes the impact of the Company’s restructuring and transformation charges on the consolidated statements of operations:

	Successor	Predecessor
	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Cost of sales – services	$16.3	$0.6
Cost of sales – products	0.7	0.3
Selling and administrative expense	16.7	13.0
Research, development and engineering expense	3.0	0.6
Loss on sale of assets, net	—	0.5
Total	$36.7	$15.0

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2024
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)
The following table summarizes the Company’s severance accrual balance and related activity:

2024
Beginning balance as of January 1 (Successor)	$10.3
Severance accrual	22.8
Payout/Settlement	(3.4)
Other	(0.1)
Ending balance as of March 31 (Successor)	$29.6

2023
Beginning balance as of January 1 (Predecessor)	$44.2
Severance accrual	4.8
Payout/Settlement	(28.2)
Other	0.3
Ending balance as of March 31 (Predecessor)	$21.1

Note 11: Debt

Outstanding debt balances were as follows:

	Successor	Successor
	March 31, 2024	December 31, 2023
Notes payable – current
Other	0.5	0.3
	$0.5	$0.3

Long-term debt
Exit Facility	1,050.0	1,250.0
Revolving Facility	50.0	—
Other	15.0	3.6
	$1,115.0	$1,253.6
Long-term deferred financing fees	(5.3)	(1.2)
	$1,109.7	$1,252.4

DIP Facility and Exit Credit Agreement

On June 5, 2023, the Company, as borrower, entered into the credit agreement governing the Debtor's $1,250.0 debtor-in-possession term loan credit facility (DIP Facility) along with certain financial institutions party thereto, as lenders (the Lenders), and GLAS USA LLC, as administrative agent, and GLAS Americas LLC, as collateral agent (the DIP Credit Agreement), and the closing of the DIP Facility occurred on the same day. The DIP Facility provided for two tranches of term loans to be made on the closing date of the DIP Facility: (i) a $760.0 Term B-1 tranche and (ii) a $490.0 Term B-2 tranche.

On June 5, 2023, the proceeds of the DIP Facility were used, among others, to: (i) repay in full the term loan obligations, including a make-whole premium, under a $400.0 superpriority secured term loan facility (Superpriority Facility) and (ii) repay in full a $250.0 asset-based revolving credit facility (ABL Facility) and cash collateralize letters of credit thereunder. The payment for the Superpriority Facility totaled $492.3 and was comprised of $401.3 of principal and interest, $20.0 of premium, and a make-whole amount of $71.0. The payment for the ABL Facility, including an additional tranche of commitments thereunder consisting of a senior secured "last out" term facility (FILO Tranche), and the cash collateralization of the letters of credit thereunder totaled $241.0 and was comprised of $211.2 of principal and interest and $29.8 of the cash collateralized letters of credit.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2024
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

Revolving Facility

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

The cash flows related to debt borrowings and repayments were as follows:

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2024
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)

	Successor	Predecessor
	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Revolving credit facility borrowings	$200.0	$102.7

Revolving credit facility repayments	$(150.0)	$(80.0)

Other debt borrowings
International short-term uncommitted lines of credit borrowings	$0.2	$2.3

Other debt repayments
Payments on Exit Financing	$(200.0)	$—
Payments on Term Loan B Facility - USD under the Credit Agreement	—	(1.3)
Payments on Term Loan B Facility - Euro under the Credit Agreement	—	(0.3)
International short-term uncommitted lines of credit and other repayments	(0.1)	(0.5)
	$(200.1)	$(2.1)

Below is a summary of financing information:

Financing Facilities	Interest Rate Index and Margin	Maturity/Termination Dates	Initial Term (Years)
Exit Facility(i)	SOFR + 7.50%	August 2028	5.0
Revolving Credit Facility - Term Benchmark Advances(ii)	SOFR + 4.00%	February 2027	3.0
(i)SOFR with a floor of 4.0 percent
(ii)    SOFR with a floor of 1.5 percent

Line of Credit

As of March 31, 2024, the Company had various international short-term lines of credit with borrowing limits aggregating to $4.8. There were no outstanding borrowings on the short-term lines of credit as of March 31, 2024 or December 31, 2023. Short-term lines mature in less than one year and are used to support working capital, vendor financing and foreign exchange derivatives.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2024
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)
Note 12: Equity

The following tables present changes in shareholders' equity attributable to Diebold Nixdorf, Incorporated and the noncontrolling interests:

					Accumulated Other Comprehensive Income (Loss)		Total Diebold Nixdorf, Incorporated Shareholders' Equity
	Common Shares	Additional Capital	Retained Earnings	Treasury Shares		Equity Warrants		Non-controlling Interests	Total Equity
Balance, December 31, 2023 (Successor)	$0.4	$1,038.7	$17.1	$—	$7.6	$—	$1,063.8	$15.4	$1,079.2
Net loss	—	—	(14.6)	—	—	—	(14.6)	0.6	(14.0)
Other comprehensive loss	—	—	—	—	(38.0)	—	(38.0)	—	(38.0)
Share-based compensation expense	—	1.9	—	—	—	—	1.9	—	1.9
Distribution to noncontrolling interest holders, net	—	—	—	—	—	—	—	(3.4)	(3.4)
Balance, March 31, 2024 (Successor)	$0.4	$1,040.6	$2.5	$—	$(30.4)	$—	$1,013.1	$12.6	$1,025.7

					Accumulated Other Comprehensive Income (Loss)		Total Diebold Nixdorf, Incorporated Shareholders' Equity
	Common Shares	Additional Capital	Accumulated Deficit	Treasury Shares		Equity Warrants		Non-controlling Interests	Total Equity
Balance, December 31, 2022 (Predecessor)	$119.8	$831.5	$(1,406.7)	$(585.6)	$(360.0)	$20.1	$(1,380.9)	$9.8	$(1,371.1)
Net loss	—	—	(111.1)	—	—	—	(111.1)	(0.4)	(111.5)
Other comprehensive income	—	—	—	—	6.3	—	6.3	2.2	8.5
Share-based compensation issued	1.0	(1.0)	—	—	—	—	—	—	—
Share-based compensation expense	—	1.3	—	—	—	—	1.3	—	1.3
Treasury shares	—	—	—	(0.8)	—	—	(0.8)	—	(0.8)
Balance, March 31, 2023 (Predecessor)	$120.8	$831.8	$(1,517.8)	$(586.4)	$(353.7)	$20.1	$(1,485.2)	$11.6	$(1,473.6)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2024
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)
Note 13: Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the Company’s accumulated other comprehensive income (loss) (AOCI), net of tax, by component for 2024:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2024 (Successor)	$14.2	$(0.1)	$—	$(6.1)	$(0.4)	$7.6
Other comprehensive income (loss) before reclassifications (1)	(43.0)	—	—	—	—	(43.0)
Amounts reclassified from AOCI	—	—	—	5.0	—	5.0
Net current-period other comprehensive income (loss)	(43.0)	—	—	5.0	—	(38.0)
Balance at March 31, 2024 (Successor)	$(28.8)	$(0.1)	$—	$(1.1)	$(0.4)	$(30.4)
(1) Other comprehensive income (loss) before reclassifications within the translation component excludes a nominal translation amount attributable to noncontrolling interests.
.
The following table summarizes the changes in the Company’s AOCI, net of tax, by component for 2023:

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
(1) Other comprehensive income (loss) before reclassifications within the translation component excludes $(2.2) of translation attributable to noncontrolling interests.:

The following table summarizes the details about the amounts reclassified from AOCI:

	Successor	Predecessor	Affected Line Item on the Statement of Operations
	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Pension and post-retirement benefits:
Net actuarial gain (loss) amortized (net of tax of $(2.1) in the Successor Period and $0.5 in the Predecessor Period, respectively)	$5.0	$1.3	Miscellaneous, net

Note 14: Benefit Plans

Qualified Retirement Benefits. The Company has a qualified retirement plan covering certain U.S. employees that has been closed to new participants since 2003 and frozen since December 2013.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2024
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

The following tables set forth the net periodic benefit cost for the Company’s U.S. defined benefit pension plans:

	Successor	Predecessor
	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Components of net periodic benefit cost
Interest cost	$4.8	$4.9
Expected return on plan assets	(4.6)	(4.5)
Recognized net actuarial loss	—	0.2
Net periodic pension benefit cost	$0.2	$0.6

The following tables set forth the net periodic benefit cost for the Company’s Non-U.S. defined benefit pension plans:

	Successor	Predecessor
	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Components of net periodic benefit cost
Service cost	$1.8	$1.6
Interest cost	2.6	2.9
Expected return on plan assets	(3.5)	(3.4)
Recognized net actuarial gain	—	(0.9)
Amortization of prior service cost	—	(0.2)
Net periodic pension benefit cost	$0.9	$—

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2024
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)
The following tables set forth the net periodic benefit cost for the Company’s other benefit plans during the period:

	Successor	Predecessor
	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Components of net periodic benefit cost
Interest cost	$0.1	$0.1
Recognized net actuarial gain	—	(0.1)
Net periodic pension benefit cost	$0.1	$—
Contributions and Reimbursements

For the three months ended March 31, 2024 (Successor) and 2023 (Predecessor), there were contributions of $22.2 and $17.5, respectively, made to the qualified and non-qualified pension plans.

The Company received reimbursements of $19.2 and $22.8 for certain benefits paid from its German plan trustee during March 2024 (Successor) and March 2023 (Predecessor), respectively.

Note 15: Fair Value of Assets and Liabilities

Assets and liabilities subject to fair value measurement by fair value level are recorded as follows:

		Successor
		March 31, 2024			December 31, 2023
			Fair Value Measurements Using			Fair Value Measurements Using
	Classification on condensed consolidated Balance Sheets	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets
Certificates of deposit	Short-term investments	$19.2	$19.2	$—	$13.4	$13.4	$—
Assets held in rabbi trusts	Securities and other investments	3.0	3.0	—	2.9	2.9	—
Total		$22.2	$22.2	$—	$16.3	$16.3	$—
Liabilities
Foreign exchange forward contracts	Other current liabilities	$0.4	$—	$0.4	$0.4	$—	$0.4
Deferred compensation	Other liabilities	3.0	3.0	—	2.9	2.9	—
Total		$3.4	$3.0	$0.4	$3.3	$2.9	$0.4

The Company uses the end of period when determining the timing of transfers between levels. During the Successor and Predecessor Periods, there were no transfers between levels.

The carrying amount of the Company's Revolving Credit Facility approximates fair value. The remaining debt had a carrying value of $1,065.5 and fair value of $1,110.4 at March 31, 2024, and a carrying value of $1,253.9 and fair value of $1,285.5 at December 31, 2023.

Refer to Note 11 for further details surrounding the Company's debt as of March 31, 2024 compared to December 31, 2023.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2024
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

At March 31, 2024, the Company was a party to several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the condensed consolidated financial statements would not be materially affected by the outcome of these indirect tax claims and/or proceedings or asserted claims.

A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated liabilities. The Company estimated the aggregate risk at March 31, 2024 to be up to $88.8 for its material indirect tax matters. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire.

Legal Contingencies

At March 31, 2024, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate were considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings or asserted claims.

In addition to these normal course of business litigation matters, the Company continues to be a party to the proceedings that began in the Predecessor Period described below:

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

In both appraisal proceedings, a court ruling would apply to all Diebold Nixdorf AG shares outstanding at the time when the DPLTA or the merger squeeze-out, respectively, became effective. Any cash compensation received by former Diebold Nixdorf AG shareholders in connection with the merger squeeze-out would be netted with any higher cash compensation such

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2024
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)
shareholder may still claim in connection with the DPLTA appraisal proceeding. The District Court of Dortmund dismissed in 2022 all claims to increase the cash compensation and the annual recurring compensation in the DPLTA appraisal proceeding and rejected in 2023 all claims to increase the cash compensation in the merger squeeze-out appraisal proceeding. These first instance decisions, however, are not final as some of the respective plaintiffs filed appeals in both, the DPLTA appraisal proceeding and the squeeze-out appraisal proceeding.

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

Bank Guarantees, Standby Letters of Credit, and Surety Bonds

In the ordinary course of business, the Company may issue performance guarantees on behalf of its subsidiaries to certain customers and other parties. Some of those guarantees may be backed by standby letters of credit, surety bonds, or similar instruments. In general, under the guarantees, the Company would be obligated to perform, or cause performance, over the term of the underlying contract in the event of an unexcused, uncured breach by its subsidiary, or some other specified triggering event, in each case as defined by the applicable guarantee. At March 31, 2024, the maximum future contractual obligations relative to these various guarantees totaled $113.3, of which $23.0 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2023, the maximum future payment obligations relative to these various guarantees totaled $117.1, of which $23.0 represented standby letters of credit to insurance providers, and no associated liability was recorded.

Restricted Cash

The following table provides a reconciliation of Cash, cash equivalents and Short-term and Long-term restricted cash reporting within the Company's Condensed Consolidated Balance Sheets and in the Condensed Consolidated Statements of Cash Flows:

	Successor
	March 31, 2024	December 31, 2023
Cash and cash equivalents	$281.9	$550.2

Professional fee escrow	0.2	0.2
Bank collateral guarantees	97.4	32.5
Pension collateral guarantees	8.6	9.4
Restricted cash and cash equivalents	106.2	42.1
Total cash, cash equivalents, and restricted cash	$388.1	$592.3

The balance of restricted cash at March 31, 2024 primarily relates to requirements of the Revolving Credit Agreement.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2024
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

	Successor	Predecessor
	Three months ended	Three months ended
Timing of revenue recognition	March 31, 2024	March 31, 2023
Products transferred at a point in time	41%	40%
Products and services transferred over time	59%	60%
Net sales	100%	100%

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

The following table provides information about receivables and deferred revenue, which represent contract liabilities from contracts with customers:

Contract balance information	Trade receivables	Contract liabilities
Balance at December 31, 2023 (Successor)	$721.8	$376.2
Balance at March 31, 2024 (Successor)	$660.7	$381.5

There have been $4.2 and $7.2 of impairment losses recognized as bad debt related to receivables or contract assets arising from the Company's contracts with customers during the three months ended March 31, 2024 (Successor) and 2023 (Predecessor), respectively.

As of December 31, 2023, the Company had $376.2 of unrecognized deferred revenue constituting the remaining performance obligations that are unsatisfied (or partially unsatisfied). During the three months ended March 31, 2024, the Company recognized revenue of $163.6 related to the Company's deferred revenue balance at December 31, 2023.

Transaction price allocated to the remaining performance obligations

As of March 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1,400. The Company generally expects to recognize revenue on the remaining performance obligations over the next twelve months. The Company enters into service agreements with cancellable terms after a certain period without penalty. Unsatisfied obligations reflect only the obligation during the initial term. The Company applies the practical expedient in ASC paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2024
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

The following table presents the components of finance lease receivables:

	Successor
	March 31, 2024	December 31, 2023
Gross minimum lease receivables	$23.1	$24.4
Allowance for credit losses	(0.1)	(0.2)
	23.0	24.2
Less:
Unearned interest income	(0.8)	(0.9)
Total	$22.2	$23.3

Future minimum payments due from customers under finance lease receivables as of March 31, 2024 are as follows:

2024	$6.2
2025	5.4
2026	3.8
2027	2.8
2028	2.4
Thereafter	2.5
$23.1

There were no significant changes in provision for credit losses, recoveries and write-offs during the three months ended March 31, 2024 (Successor) or 2023 (Predecessor).

Note 19: Segment Information

The Company's reportable operating segments are as follows: Banking and Retail. Segment operating profit as disclosed herein is consistent with the segment profit or loss measure used by the CODM and does not include corporate charges, amortization of acquired intangible assets, amortization of intangible assets recorded with fresh start accounting, asset impairment, restructuring and transformation charges, the results of the held-for-sale European retail business, or other non-routine, unusual or infrequently occurring items, as the CODM does not regularly review and use such financial measures to make decisions, allocate resources and assess performance.

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
FORM 10-Q as of March 31, 2024
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)
The following tables present information regarding the Company’s segment performance and provide a reconciliation between segment operating profit and the consolidated Loss before taxes:

	Successor	Predecessor
	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Net sales summary by segment
Banking	$648.8	$592.9
Retail	246.6	260.4
Held for sale non-core European retail business(7)	—	4.8
Total revenue	$895.4	$858.1

Segment operating profit
Banking	$116.4	$79.9
Retail	35.7	39.1
Total segment operating profit	$152.1	$119.0

Corporate charges not allocated to segments(1)	$(62.9)	$(69.0)
Impairment of assets(2)	—	(0.9)
Amortization of fair value assets(3)	(22.9)	(17.7)
Restructuring and transformation expenses(4)	(36.7)	(15.0)
Refinancing related costs(5)	(6.9)	(14.1)
Net non-routine income (expense)(6)	1.1	(0.7)
Held for sale non-core European retail business(7)	—	(3.7)
	(128.3)	(121.1)
Operating profit (loss)	23.8	(2.1)
Other income (expense)	(38.0)	(88.2)
Loss before taxes	$(14.2)	$(90.3)
(1)    Corporate charges not allocated to segments include headquarter-based costs associated primarily with human resources, finance, IT and legal that are not directly attributable to a particular segment and are separately assessed by the CODM for purposes of making decisions, assessing performance and allocating resources.
(2)    Impairment of $(0.9) in the first quarter of 2023 relates to leased European facilities closures.
(3)    The amortization of purchase accounting intangible assets and the depreciation and amortization of assets resulting from Fresh Start accounting are excluded from the segment results used by the CODM to make decisions, allocate resources or assess performance.
(4)    Refer to Note 10 for further information regarding restructurings. Consistent with the historical reportable segment structure, restructuring and transformation costs are not assigned to the segments, and are separately analyzed by the CODM.
(5)    Refinancing related costs are fees earned by our advisors that have been accounted for as period expense.
(6)    Net non-routine expense consists of items that the Company has determined are non-routine in nature and not allocated to the reportable operating segments as they are not included in the measure used by the CODM to make decisions, allocate resources and assess performance.
(7)    Held for sale non-core European retail business represents the revenue and operating profit of a business that had been classified as held for sale in the Predecessor Period and sold in September 2023.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2024
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)
The following table presents information regarding the Company’s segment net sales by service and product solution:

	Successor	Predecessor
	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Segments
Banking
Services	$386.6	$381.1
Products	262.2	211.8
Total Banking	648.8	592.9

Retail
Services	138.2	133.2
Products	108.4	127.2
Total Retail	246.6	260.4

Held for sale non-core European retail business
Services	—	2.1
Products	—	2.7
Total revenue	$895.4	$858.1

Note 20: Cloud Implementation

At March 31, 2024, the Company had a net book value of capitalized cloud implementation costs of $16.7, which relates to a combination of the distribution subsidiary ERP and corporate tools to support business operations.

Amortization of cloud implementation fees are totaled $1.8 and $0.8 in the three months ended March 31, 2024 (Successor) and 2023 (Predecessor), respectively. These fees are expensed over the term of the cloud computing arrangement, and the expense is required to be recognized in the same line item in the income statement as the associated hosting service expenses.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2024
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

Continuous Improvement

The Company seeks to continually enhance the consumer experience at bank and retail locations while streamlining cost structures and business processes for its customers through the smart integration of hardware, software and services. The Company partners with other leading technology companies and regularly refines its research and development (R&D) spend to support a better transaction experience. In addition, the Company is focused on consistently innovating its solutions while simultaneously streamlining its cost structures and business processes.

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

The Company continues to drive higher availability of its devices deployed worldwide through continuously improved processes and the increasing customer adoption of DN AllConnectSM Data Engine (ACDE), which enables a more data-driven and predictive approach to services. As of March 31, 2024, more than 250,000 of the company’s Banking and Retail devices were connected to ACDE. An instrumental solution for Diebold Nixdorf and its customers, ACDE is a key enabler to providing a higher-performing self-service channel, delivering a better consumer experience and driving loyalty while optimizing operational efficiencies for both customers and the Company.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2024
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

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2024
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
from a number of sources, such as enterprise resource planning (ERP), POS, store systems and customer relationship management systems (CRM), may be integrated across all customer connection points to create seamless and differentiated consumer experiences.

Retail Products

The retail product portfolio includes self-checkout (SCO) products and ordering kiosks facilitate a seamless and efficient transaction experience. In 2023, the Company introduced the DN Series™ EASY ONE, the newest member of its DN Series EASY family of self-service solutions. The DN Series EASY ONE is a revolutionary checkout platform built to transform the assisted and self-service shopping experiences, improve store efficiency and reduce retailer total cost of ownership. Designed for retail environments where maximum flexibility is required, the DN Series EASY ONE can be configured for assisted, semi-assisted or full self-service checkout while offering tremendous options for peripherals and mounting. The DN Series EASY MAX Kiosk automates routine tasks and in-store transactions, offers order-taking abilities, particularly at quick service restaurants (QSRs) and fast casual restaurants and presents functionality that furthers store automation and digitalization. The retail product portfolio also includes modular and integrated, “all-in-one” point-of-sale (POS) and self-service terminals that meet changing consumer shopping journeys, as well as retailers’ and store staff’s automation requirements. Supplementing the POS system is a broad range of peripherals, including printers, scales and mobile scanners, as well as the cash management portfolio, which offers a wide range of banknote and coin processing systems. Additionally, our retail software solutions are inclusive of a cloud native software platform which is hardware agnostic and multi-vendor capable.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2024
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
Results of Operations

The following discussion of the Company’s financial condition and results of operations provides information that will assist in understanding the financial statements and the changes in certain key items in those financial statements. This discussion focuses on comparison of Successor results for the three month period ending March 31, 2024 compared to the Predecessor results for the period ending March 31, 2023. The following discussion should be read in conjunction with the condensed consolidated financial statements and the accompanying notes that appear elsewhere in this Quarterly Report on Form 10-Q.

Net Sales

	Successor	Predecessor	Predecessor			Successor	Predecessor
	Three months ended	Three months ended	2023 in			Percent of Total Net Sales for the Three months ended	Percent of Total Net Sales for the Three months ended
	March 31, 2024	March 31, 2023	Constant Currency(1)	% Change	% Change in CC (1)	March 31, 2024	March 31, 2023
Segments
Banking
Services	$386.6	$381.1	$385.0	1.4	0.4	43.2	44.4
Products	262.2	211.8	213.4	23.8	22.9	29.3	24.7
Total Banking	648.8	592.9	598.4	9.4	8.4	72.5	69.1

Retail
Services	138.2	135.3	137.5	2.1	0.5	15.4	15.8
Products	108.4	129.9	132.2	(16.6)	(18.0)	12.1	15.1
Total Retail	246.6	265.2	269.7	(7.0)	(8.6)	27.5	30.9

Total Net Sales	$895.4	$858.1	$868.1	4.3	3.1	100.0	100.0
(1) The Company calculates constant currency by translating the prior-year period results at the current year exchange rate.

The increase in net sales of 4.3 percent was primarily due to price increases, mix of unit sales and a $9.7 PIS/COFIN tax recovery in Brazil in the Banking segments, offset by declines in POS sales in the Retail segment. The increase in net sales was also partially attributable to increases in Services revenues in both segments.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2024
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
Gross Profit

	Successor	Predecessor
	Three months ended	Three months ended
	March 31, 2024	March 31, 2023	% Change
Gross profit - services	$116.1	$153.4	(24.3)
Gross profit - products	92.5	55.9	65.5
Total gross profit	$208.6	$209.3	(0.3)

Gross margin - services	22.1%	29.7%
Gross margin - products	25.0%	16.4%

Total gross margin	23.3%	24.4%

Service margins were adversely impacted in the Successor Period by higher investments in resources and service infrastructure to ensure customer satisfaction.

Product gross profit performance was driven by product sales unit volume at favorable pricing, as well as the PIS/COFIN tax recovery in Brazil. This was further supplemented by favorable logistical costs and normalization of certain raw material costs, most notably semiconductor chips.

Operating Expenses

	Successor	Predecessor
	Three months ended	Three months ended
	March 31, 2024	March 31, 2023	% Change
Selling and administrative expense	$161.6	$183.8	(12.1)
Research, development and engineering expense	24.2	26.4	(8.3)
(Gain) loss on sale of assets, net	(1.0)	0.3	N/M
Impairment of assets	—	0.9	(100.0)
Total operating expenses	$184.8	$211.4	(12.6)
Percent of net sales	20.6%	24.6%

Selling and administrative expenses in both periods were driven by spending related to restructuring and transformational initiatives. The decline in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 is a result of spend management initiatives.

Research and development costs continues to decrease as a result of ongoing costs savings initiatives as well as project prioritization and rationalization.

(Gain) loss on sale of assets, net in the Successor period is the result of sales of fleet vehicles in the US.

Impairment for certain facilities leases in the U.K. as a result of an initiative to streamline administrative office space usage was recognized in the Predecessor period.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2024
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
Operating Profit (Loss)

	Successor	Predecessor
	Three months ended	Three months ended
	March 31, 2024	March 31, 2023	% Change
Operating profit (loss)	$23.8	$(2.1)	N/M
Operating margin	2.7%	(0.2)%

Other Income (Expense)

	Successor	Predecessor
	Three months ended	Three months ended
	March 31, 2024	March 31, 2023	% Change
Interest income	$4.2	$1.7	147.1
Interest expense	(43.6)	(81.9)	46.8
Foreign exchange gain (loss), net	0.4	(10.6)	103.8
Miscellaneous gain, net	1.0	2.6	(61.5)
Other income (expense), net	$(38.0)	$(88.2)	56.9

The increase in interest income in the Successor period compared to the Predecessor period was driven by 15.6 percent increase in investment balance as well as increases in variable rates. Refer to Note 7 to our Condensed Consolidated Financial Statements for further detail.

Interest expense decreased as a result of the 58.2 percent decrease in debt balance somewhat offset by increasing variable interest rates. Refer to Note 11 to our condensed consolidated financial statements for further detail.

Foreign exchange gain (loss), net includes realized gains and losses, primarily related to the favorable exposures in the Chilean Peso, Colombian Peso and Thai Baht and offset by Euro and Canadian dollar exposures, which were unfavorable during the first quarter of 2024.

Miscellaneous gain, net was primarily driven by recognition of non-service pension credits, the most significant of which are in Germany.

Net Income (Loss)

	Successor	Predecessor
	Three months ended	Three months ended
	March 31, 2024	March 31, 2023	% Change
Net loss	$(14.0)	$(111.5)	(87.4)
Percent of net sales	(1.6)%	(13.0)%
Effective tax rate	21.8%	(23.4)%

Changes in net (loss) income are a result of the fluctuations outlined in the previous sections and impacted by income tax expense. Refer to Note 5 to our condensed consolidated financial statements for additional information regarding tax expense.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2024
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
Segment Operating Profit Summary

The following tables represent information regarding the segment operating profit metrics, which exclude the impact of restructuring and transformation, non-routine charges, and the held for sale non-core European retail business (sold in September 2023) because these items are not assigned to a segment in any of the Company's reporting metrics, including those used by the Chief Operating Decision Maker for assessing performance and allocating resources. Refer to Note 19 to our condensed consolidated financial statements for further details regarding the determination of reportable segments and the reconciliation between segment operating profit and consolidated operating profit.

	Successor	Predecessor
	Three months ended	Three months ended
Banking:	March 31, 2024	March 31, 2023	% Change
Net sales	$648.8	$592.9	9.4
Segment operating profit	$116.4	$79.9	45.7
Segment operating profit margin	17.9%	13.5%

Banking net sales were favorable in the Successor Period due to price increases, mix of unit sales, as well as a PIS/COFIN tax recovery in Brazil. Operating profit and margin increased as a result of price and cost actions and spend management initiatives resulting in lower operating expenses.

	Successor	Predecessor
	Three months ended	Three months ended
Retail	March 31, 2024	March 31, 2023	% Change
Net sales	$246.6	$260.4	(5.3)
Segment operating profit	$35.7	$39.1	(8.7)
Segment operating profit margin	14.5%	15.0%

Retail segment operating profit was driven by sales volume of SCO units and normalization of supply chain logistics and input costs.

Liquidity and Capital Resources

On June 5, 2023, the Company entered into the DIP Credit Agreement, which provided the $1,250.0 DIP Facility. The proceeds of the DIP Facility were used, among others, to: (i) repay in full the term loan obligations, including a make-whole premium, under the Superpriority Facility and (ii) repay in full the ABL Facility and cash collateralize letters of credit thereunder. The payment for the Superpriorty Facility totaled $492.3 and was comprised of $401.3 of principal and interest, $20.0 of premium, and a make whole amount of $71.0. The payment for the ABL Facility, including the FILO Tranche, and the cash collateralization of letters of credit thereunder totaled $241.0 and was comprised of $211.2 of principal and interest and $29.8 of cash collateralized letters of credit.

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

Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2024
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

On February 13, 2024, the Company, as borrower, entered into a credit agreement (the Revolving Credit Agreement) with certain financial institutions party thereto, as lenders, and PNC Bank, National Association, as administrative agent and collateral agent. The Revolving Credit Agreement provides for a superior-priority senior secured revolving credit facility (the Revolving Credit Facility) in an aggregate principal amount of $200.0, which includes a $50.0 letter of credit sub-limit and a $20.0 swing loan sub-limit. Borrowings under the Revolving Credit Facility may be used by the Company for (i) the repayment of outstanding principal under the senior secured term loans under the Exit Credit Agreement and (ii) general corporate purposes and working capital. Loans under the Revolving Credit Agreement bear interest at an adjusted secured overnight financing rate plus 4.00 percent per annum or an adjusted base rate plus 3.00 percent per annum.

Concurrently with the closing of the Revolving Credit Facility, the Company prepaid $200.0 of outstanding principal of its senior secured term loans under the Exit Credit Agreement.

The Revolving Credit Facility will mature on February 13, 2027.

As of March 31, 2024, $50.0 was drawn under the Revolving Credit Facility.

Liquidity provided thereunder is expected to sustain the Company for at least the next twelve months.

The Company's total cash and cash availability was as follows:

	Successor	Successor
	March 31, 2024	December 31, 2023
Cash and cash equivalents	$281.9	$550.2
Additional cash availability from:
Short-term investments	19.2	13.4
Total cash and cash availability	$301.1	$563.6

The following table summarizes the results of the Company's condensed consolidated statement of cash flows:

	Successor	Predecessor
	Three months ended	Three months ended
Summary of cash flows:	March 31, 2024	March 31, 2023
Net cash used by operating activities	$(23.5)	$(95.9)
Net cash used by investing activities	(18.0)	(1.7)
Net cash (used), provided by financing activities	(158.0)	21.1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4.7)	1.9
Change in cash, cash equivalents and restricted cash	$(204.2)	$(74.6)

Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments impact reported cash flows.

Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2024
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
•Cash flows from operating activities during the Successor Period ended March 31, 2024 were driven by cash provided by trade receivables, accounts payable and deferred revenue as well as cash uses for inventories. The key drivers of these cash flows are timing of sales, collections, and vendor payments which can fluctuate significantly period to period.
•Cash flows from operating activities during the Predecessor Period ended March 31, 2023 were driven by uses for inventory and accounts payable primarily due to normalize supplier payments which is expected to revert to our historic level.

Investing Activities

Cash flows from investing activities during the Successor and Predecessor Periods, respectively, approximate normal operations of the Company and reflect expected trend. The increase in purchases of investments in the Successor period was due to excess cash from the receipt of a large customer payment during the quarter.

Financing Activities

Cash flows from financing activities during the Successor Period include a $200.0 borrowing against the Revolving Credit Facility which was used to pay down the Exit Facility, and a $150.0 repayment of the Revolving Credit Facility (refer to Note 11 of the condensed consolidated financial statements).

Contractual and Other Material Cash Obligations

The Company enters into certain purchase commitments due within one year for materials through contract manufacturing agreements for a total negotiated price. At March 31, 2024, the Company had minimal purchase commitments due within one year for materials through contract manufacturing agreements at negotiated prices.

Except for the repayment of the Exit Facility and the incurrence of debt under the Revolving Credit Facility, contractual and other cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at March 31, 2024 compared to December 31, 2023.

Off-Balance Sheet Arrangements

The Company enters into various arrangements not recognized in the consolidated balance sheets that have or could have an effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources. The principal off-balance sheet arrangements that the Company enters into are guarantees and sales of finance lease receivables. The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, customers, regulatory agencies and insurance providers. If the Company is not able to comply with its contractual obligations, the suppliers, regulatory agencies and insurance providers may draw on the pertinent bank. The Company has sold finance lease receivables to financial institutions while continuing to service the receivables. The Company records these sales by removing finance lease receivables from the consolidated balance sheets and recording gains and losses in the consolidated statement of operations (refer to Note 18 of the condensed consolidated financial statements).

Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2024
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

All other material critical accounting policies and estimates are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2024
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
•the ultimate impact of infectious disease outbreaks and other public health emergencies, including further adverse effects to the Company’s supply chain, and maintenance of increased order backlog;
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
•the ultimate outcome of the appraisal proceedings initiated in connection with the implementation of the Domination and Profit Loss Transfer Agreement with the former Diebold Nixdorf AG (which was dismissed in the Company's favor at the lower court level in 2022) and the merger/squeeze-out (which was dismissed in the Company's favor in 2023);
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
•the effect of changes in law and regulations or the manner of enforcement in the U.S. and internationally and the Company’s ability to comply with applicable laws and regulations; and
•other factors included in the Company’s filings with the SEC, including its Annual Report on Form 10-K for the year ended December 31, 2023 and this Quarterly Report on Form 10-Q.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of market risk exposures. There have been no other material changes in this information since December 31, 2023.

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
FORM 10-Q as of March 31, 2024
(in millions, except share and per share amounts)
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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company's management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that such disclosure controls and procedures were effective as of March 31, 2024.

Change in Internal Controls

During the quarter ended March 31, 2024, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2024
(in millions, except share and per share amounts)
Part II – Other Information

Item 1: Legal Proceedings

At March 31, 2024, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims.

For more information regarding legal proceedings, please refer to Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2023 and to "Legal Contingencies" in Note 16 of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Other than as described in "Legal Contingencies" in Note 16 of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no material developments with respect to the legal proceedings reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Item 1A: Risk Factors

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There has been no material change to this information since December 31, 2023.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 5: Other Information

Adoption, Modification or Termination of Trading Plans

During the quarter ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2024
(in millions, except share and per share amounts)
Item 6: Exhibits

10.1
Credit Agreement, dated as of February 13, 2024, by and among Diebold Nixdorf, Incorporated, the financial institutions party thereto, as lenders, and PNC Bank, National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-L filed with the SEC on February 13, 2024)

21.1	Subsidiaries of the Registrant as of March 31, 2024

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD NIXDORF, INCORPORATED

Date:	May 02, 2024		/s/ Octavio Marquez
		By:	Octavio Marquez
President and Chief Executive Officer
(Principal Executive Officer)