Form 10-Q
period 2024-06-30
DIEBOLD NIXDORF, Inc
filed 2024-08-07
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding as of August 5, 2024 was 37,566,668.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Form 10-Q

Part I – Financial Information
Item 1: Financial Statements

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except per share amounts)

	Successor
	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$276.7	$550.2
Restricted cash	83.4	42.1
Short-term investments	8.7	13.4
Trade receivables, less allowances for doubtful accounts of $8.4 and $3.6, respectively	650.0	721.8
Inventories	632.7	589.8
Prepaid expenses	34.0	44.0
Other current assets	220.0	192.6
Total current assets	1,905.5	2,153.9
Securities and other investments	6.7	6.5
Property, plant and equipment, net of accumulated depreciation and amortization of $35.2 and $14.3, respectively	147.1	159.0
Deferred income taxes	63.7	71.4
Goodwill	602.4	616.7
Customer relationships, net	511.5	543.0
Other intangible assets, net	321.3	348.3
Other assets	291.4	263.2
Total assets	$3,849.6	$4,162.0

See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets - (Continued)
(in millions, except per share amounts)

	Successor
	June 30, 2024	December 31, 2023
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities
Notes payable	$0.5	$0.3
Accounts payable	489.8	529.0
Deferred revenue	356.6	376.2
Payroll and other benefits liabilities	155.3	160.1
Other current liabilities	339.6	355.4
Total current liabilities	1,341.8	1,421.0
Long-term debt	1,099.8	1,252.4
Pensions, post-retirement and other benefits	107.1	112.6
Deferred income taxes	207.9	204.9
Other liabilities	84.0	91.9
Total liabilities	2,840.6	3,082.8

Equity
Diebold Nixdorf, Incorporated shareholders' equity
Successor preferred stock, no par value, 2,000,000 authorized shares, none issued	—	—
Successor common stock, $0.01 par value, 45,000,000 authorized shares and 37,566,668 issued shares, and 37,566,668 outstanding shares	0.4	0.4
Paid-in-capital	1,043.2	1,038.7
Retained Earnings	17.4	17.1
Accumulated other comprehensive income (loss)	(64.3)	7.6
Total Diebold Nixdorf, Incorporated shareholders' equity	996.7	1,063.8
Noncontrolling interests	12.3	15.4
Total equity	1,009.0	1,079.2
Total liabilities and equity	$3,849.6	$4,162.0
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)
(in millions, except per share amounts)

	Successor	Predecessor
	Three months ended	Three months ended
	June 30, 2024	June 30, 2023
Net sales
Services	$540.7	$538.0
Products	399.0	384.2
	939.7	922.2
Cost of sales
Services	398.0	388.1
Products	298.5	308.9
	696.5	697.0
Gross profit	243.2	225.2
Selling and administrative expense	152.2	201.0
Research, development and engineering expense	22.1	25.4
Loss (gain) on sale of assets, net	(1.8)	0.9
Impairment of assets	—	1.8
	172.5	229.1
Operating profit (loss)	70.7	(3.9)
Other income (expense)
Interest income	3.0	3.3
Interest expense	(38.6)	(69.7)
Foreign exchange gain (loss), net	7.6	1.5
Reorganization items, net	—	(636.2)
Miscellaneous gain, net	2.6	3.5
Profit (loss) before taxes	45.3	(701.5)
Income tax expense (benefit)	32.0	(24.8)
Equity in earnings (loss) of unconsolidated subsidiaries, net	1.5	(0.6)
Net income (loss)	14.8	(677.3)
Net income (loss) attributable to noncontrolling interests	(0.1)	(0.2)
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$14.9	$(677.1)

Basic weighted-average shares outstanding	37.6	80.0
Diluted weighted-average shares outstanding	37.7	80.0

Net income (loss) attributable to Diebold Nixdorf, Incorporated
Basic earnings (loss) per share	$0.40	$(8.46)
Diluted earnings (loss) per share	$0.40	$(8.46)
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)
(in millions, except per share amounts)

	Successor	Predecessor
	Six months ended	Six months ended
	June 30, 2024	June 30, 2023
Net sales
Services	$1,065.5	$1,054.4
Products	769.6	725.9
	1,835.1	1,780.3
Cost of sales
Services	806.7	751.1
Products	576.6	594.7
	1,383.3	1,345.8
Gross profit	451.8	434.5
Selling and administrative expense	313.8	384.8
Research, development and engineering expense	46.3	51.8
Loss (gain) on sale of assets, net	(2.8)	1.2
Impairment of assets	—	2.7
	357.3	440.5
Operating profit (loss)	94.5	(6.0)
Other income (expense)
Interest income	7.2	5.0
Interest expense	(82.2)	(151.6)
Foreign exchange gain (loss), net	8.0	(9.1)
Reorganization items, net	—	(636.2)
Miscellaneous gain, net	3.6	6.1
Profit (loss) before taxes	31.1	(791.8)
Income tax expense (benefit)	28.9	(3.7)
Equity in earnings (loss) of unconsolidated subsidiaries, net	(1.4)	(0.7)
Net income (loss)	0.8	(788.8)
Net income (loss) attributable to noncontrolling interests	0.5	(0.6)
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$0.3	$(788.2)

Basic weighted-average shares outstanding	37.6	79.7
Diluted weighted-average shares outstanding	37.6	79.7

Net income (loss) attributable to Diebold Nixdorf, Incorporated
Basic earnings (loss) per share	$0.01	$(9.89)
Diluted earnings (loss) per share	$0.01	$(9.89)
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited and in millions)

	Successor	Predecessor
	Three months ended	Three months ended
	June 30, 2024	June 30, 2023
Net income (loss)	$14.8	$(677.3)
Other comprehensive income (loss), net of tax
Translation adjustment	(35.4)	18.6
Foreign currency hedges (net of tax of $(0.3) in the Successor Period and $0.0 in the Predecessor Period, respectively)	(0.3)	—
Interest rate hedges
Net income recognized in other comprehensive income (net of tax of $— in the Successor Period and $— in the Predecessor Period, respectively)	(0.3)	0.2
Pension and other post-retirement benefits
Net actuarial gain (loss) amortized (net of tax of $— in the Successor Period and $(0.2) in the Predecessor Period, respectively)	1.9	0.8
Other comprehensive income (loss), net of tax	(34.1)	19.6
Comprehensive loss	(19.3)	(657.7)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(0.3)	(6.8)
Comprehensive loss attributable to Diebold Nixdorf, Incorporated	$(19.0)	$(650.9)

See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited and in millions)

	Successor	Predecessor
	Six months ended	Six months ended
	June 30, 2024	June 30, 2023
Net income (loss)	$0.8	$(788.8)
Other comprehensive income (loss), net of tax
Translation adjustment	(78.4)	25.5
Foreign currency hedges (net of tax of $(0.3) in the Successor Period and $— in the Predecessor Period, respectively)	(0.3)	—
Interest rate hedges
Net income recognized in other comprehensive income (net of tax of $— in the Successor Period and $— in the Predecessor Period, respectively)	(0.3)	0.5
Pension and other post-retirement benefits
Net actuarial gain (loss) amortized (net of tax of $(2.1) in the Successor Period and $(0.7) in the Predecessor Period, respectively)	6.9	2.1
Other comprehensive income (loss), net of tax	(72.1)	28.1
Comprehensive loss	(71.3)	(760.7)
Less: Comprehensive income (loss) attributable to noncontrolling interests	0.3	(5.0)
Comprehensive loss attributable to Diebold Nixdorf, Incorporated	$(71.6)	$(755.7)

See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited and in millions)

	Successor	Predecessor
	Six months ended	Six months ended
	June 30, 2024	June 30, 2023
Cash flow from operating activities
Net income (loss)	$0.8	$(788.8)
Adjustments to reconcile net loss to cash flow used by operating activities:
Depreciation and amortization	15.2	24.8
Amortization of fair valued assets	48.3	35.7
Amortization of deferred financing costs into interest expense	0.8	21.8
Reorganization items (non-cash)	—	541.6
Reorganization items (debt make whole premium)	—	91.0
Share-based compensation	4.5	2.1
Debt prepayment costs	2.0	—
(Gain) loss on sale of assets, net	(2.4)	1.2
Impairment of assets	—	2.7
Deferred income taxes	7.9	(29.5)
Other	—	1.5
Changes in certain assets and liabilities:
Trade receivables	51.6	(30.4)
Inventories	(66.3)	(43.2)
Accounts payable	(24.8)	(118.1)
Deferred revenue	(6.5)	(50.1)
Sales tax and net value added tax	(35.1)	(28.5)
Income taxes	(14.2)	(7.7)
Accrued salaries, wages and commissions	0.2	21.3
Restructuring accrual	6.4	(29.9)
Warranty liability	3.7	(2.9)
Pension and post retirement benefits	(2.4)	0.5
Accrued interest	0.1	32.9
Certain other assets and liabilities	(21.3)	14.4
Net cash used by operating activities	(31.5)	(337.6)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows - (Continued)
(unaudited and in millions)

	Successor	Predecessor
	Six months ended	Six months ended
	June 30, 2024	June 30, 2023
Cash flow from investing activities
Capital expenditures	(8.4)	(11.2)
Capitalized software development	(12.6)	(10.8)
Proceeds from maturities of investments	158.7	131.0
Payments for purchases of investments	(154.7)	(115.6)
Proceeds from sale of assets	1.2	—
Net cash used by investing activities	(15.8)	(6.6)
Cash flow from financing activities
Revolving credit facility borrowings, net	39.3	—
Repayment of ABL credit agreement, net	—	(188.3)
Debt issuance costs	(4.6)	(3.8)
Receipt of DIP financing	—	1,250.0
Borrowings - FILO	—	58.9
Repayments - FILO	—	(58.9)
Repayment of superpriority term loan	—	(400.6)
Repayment Exit facility	(200.0)	—
Other debt borrowings	0.3	2.1
Other debt repayments	(0.1)	(2.1)
Debt make whole premium	—	(91.0)
Debt prepayment costs	(2.0)	—
Other	(2.8)	(2.9)
Net cash (used), provided by financing activities	(169.9)	563.4
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(15.0)	0.9
Change in cash, cash equivalents and restricted cash	(232.2)	220.1
Add: Cash included in assets held for sale at beginning of period	—	2.8
Less: Cash included in assets held for sale at end of period	—	0.2
Cash, cash equivalents and restricted cash at the beginning of the period	592.3	319.1
Cash, cash equivalents and restricted cash at the end of the period	$360.1	$541.8
Cash paid for:
Income taxes	$32.6	$25.3
Interest	$76.4	$45.2

	Successor	Predecessor
	June 30, 2024	June 30, 2023
Cash and cash equivalents	$276.7	$504.6
Restricted cash	83.4	37.2
Total cash, cash equivalents and restricted cash at the end of the period	$360.1	$541.8

See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2024
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

References to “Predecessor” relate to the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 (Predecessor Period). References to “Successor” relate to the Condensed Consolidated Balance Sheets of the reorganized Company as of December 31, 2023 and June 30, 2024, and Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 (Successor Period) and are not comparable to the Predecessor as indicated by the “black line” division in the financial statements and footnote tables, which emphasizes the lack of comparability between amounts presented. The Company’s financial results for future periods following the application of Fresh Start Accounting will be different from historical trends and the differences may be material.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2024
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
FORM 10-Q as of June 30, 2024
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

Note 4: Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted-average number of shares of common stock outstanding. Diluted earnings (loss) per share includes the dilutive effect of shares of potential common stock outstanding. Under the two-class method of computing earnings (loss) per share, non-vested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities. During the Predecessor Periods, the Company’s participating securities included restricted stock units (RSUs), director deferred shares and shares that vested but were deferred by employees. There were no participating securities in the Successor Period. The Company calculated basic and diluted earnings (loss) per share under both the treasury stock method and the two-class method. For the three and six months ended June 30, 2024 and 2023, there were no differences in the earnings (loss) per share amounts calculated using the two methods. Accordingly, the treasury stock method is disclosed below; however, because the Company was in a net loss position in the Predecessor Periods of the three and six months ended June 30, 2023, dilutive shares are excluded from the shares used in the computation of Predecessor Periods diluted loss per share.

The following table represents amounts used in computing earnings (loss) per share and the effect on the weighted-average number of shares of potential dilutive common stock:

	Successor	Predecessor
	Three months ended	Three months ended
	June 30, 2024	June 30, 2023
Numerator
Earnings (loss) used in basic and diluted loss per share
Net income (loss)	$14.8	$(677.3)
Net income (loss) attributable to noncontrolling interests	(0.1)	(0.2)
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$14.9	$(677.1)
Denominator
Weighted-average number of shares of common stock used in basic earnings (loss) per share (1)	37.6	80.0
Effect of dilutive shares (1)	0.1	—
Weighted-average number of shares used in diluted earnings (loss) per share	37.7	80.0
Net income (loss) attributable to Diebold Nixdorf, Incorporated
Basic earnings (loss) per share	$0.40	$(8.46)
Diluted earnings (loss) per share	$0.40	$(8.46)

Anti-dilutive shares
Anti-dilutive shares not used in calculating diluted weighted-average shares	1.0	1.8
(1)1.7 shares for the three months ended June 30, 2023 (Predecessor) are excluded from the computation of diluted loss per share because the effects are anti-dilutive, due to the net loss position.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2024
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)

	Successor	Predecessor
	Six months ended	Six months ended
	June 30, 2024	June 30, 2023
Numerator
Earnings (loss) used in basic and diluted loss per share
Net income (loss)	$0.8	$(788.8)
Net income (loss) attributable to noncontrolling interests	0.5	(0.6)
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$0.3	$(788.2)
Denominator
Weighted-average number of shares of common stock used in basic earnings (loss) per share (1)	37.6	79.7
Effect of dilutive shares (1)	—	—
Weighted-average number of shares used in diluted earnings (loss) per share	37.6	79.7
Net income (loss) attributable to Diebold Nixdorf, Incorporated
Basic earnings (loss) per share	$0.01	$(9.89)
Diluted earnings (loss) per share	$0.01	$(9.89)

Anti-dilutive shares
Anti-dilutive shares not used in calculating diluted weighted-average shares	1.2	2.0
(1)1.9 shares for the six months ended June 30, 2023 (Predecessor) are excluded from the computation of diluted loss per share because the effects are anti-dilutive, due to the net loss position.

Note 5: Income Taxes

	Successor	Predecessor
	Three months ended	Three months ended
	June 30, 2024	June 30, 2023
Income Tax Expense/(Benefit)	$32.0	$(24.8)
Effective Tax Rate	70.6%	3.5%

	Successor	Predecessor
	Six months ended	Six months ended
	June 30, 2024	June 30, 2023
Income Tax Expense/(Benefit)	$28.9	$(3.7)
Effective Tax Rate	92.9%	0.5%
The effective tax rate on the loss from continuing operations was 70.6 percent and 92.9 percent for the three and six months ended June 30, 2024, respectively. The effective tax rate differed compared to the U.S. federal statutory rate for the variations in the expected jurisdictional mix of earnings and expected permanent tax differences relative to pretax earnings. For the three and six months ended June 30, 2024, the Company estimated its annual effective tax rate and applied it to year-to-date ordinary income/loss pursuant to Accounting Standards Codification (ASC) 740-270-25-1. The Company reports the tax effect of unusual or infrequently occurring items, including changes in judgement about valuation allowances, uncertain tax positions, and effects of changes in tax laws or rates in the interim period in which they occur. The BEPS 2.0 Pillar Two global minimum tax rules, previously enacted by several jurisdictions in which the Company operates, became effective in 2024. The Company does not estimate a material impact on its annual effective tax rate from these rules.

The effective tax rate on the loss from continuing operations was 3.5 percent and 0.5 percent for the three and six months ended June 30, 2023, respectively. The tax provision for the three and six months ended June 30, 2023, was attributable to the

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2024
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)
jurisdictional mix of pre-tax income and losses, reorganization charges, and discrete tax adjustments for current tax expense related to tax return to provision differences and changes in permanent reinvestment assertions. For the three and six months ended June 30, 2023, the Company calculated its income tax expense using the actual effective tax rate year to date, as opposed to the estimated annual effective tax rate, as provided in Accounting Standards Codification (ASC) 740-270-30-18.

Note 6: Inventories

Major classes of inventories are summarized as follows:

	Successor
	June 30, 2024	December 31, 2023
Raw materials and work in process	$204.7	$174.0
Finished goods	256.8	242.0
Total product inventories	461.5	416.0

Service parts	171.2	173.8
Total inventories	$632.7	$589.8

Note 7: Investments

The Company’s investments, primarily held by our subsidiaries in Brazil, consist of certificates of deposit that are recorded at fair value based upon quoted market prices. Changes in fair value are recognized in interest income, determined using the specific identification method, and were minimal. There were no sales of securities or proceeds from the sale of securities prior to the maturity date during the three and six months ended June 30, 2024 (Successor) and 2023 (Predecessor).

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

The Company’s investments subject to fair value measurement consist of the following:

	Cost Basis	Unrealized Gain	Fair Value
As of June 30, 2024 (Successor)
Short-term investments
Certificates of deposit	$8.7	$—	$8.7
Long-term investments
Assets held in a rabbi trust	$2.2	$0.9	$3.1

As of December 31, 2023 (Successor)
Short-term investments
Certificates of deposit	$13.4	$—	$13.4
Long-term investments
Assets held in a rabbi trust	$2.3	$0.6	$2.9
Securities and other investments also includes cash surrender value of insurance contracts of $3.6 and $3.6 as of June 30, 2024 (Successor) and December 31, 2023 (Successor), respectively.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2024
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)

The Company has certain non-consolidated joint ventures that are not significant subsidiaries and are accounted for under the equity method of accounting. The Company owns 48.1 percent of Inspur Financial Information System Co., Ltd. (Inspur JV) and 49.0 percent of Aisino-Wincor Retail & Banking Systems (Shanghai) Co., Ltd. (Aisino JV). The Company engages in transactions in the ordinary course of business with these joint ventures. As of June 30, 2024, the Company had accounts receivable and accounts payable balances with these joint ventures of $11.6 and $27.0, respectively. As of December 31, 2023, the Company had accounts receivable and accounts payable balances with these joint ventures of $13.0 and $24.2, respectively. These joint venture related balances are included in trade receivables, less allowances for doubtful accounts and accounts payable on the condensed consolidated balance sheets.

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

The changes in the carrying amount of goodwill for the six months ended June 30, 2024 (Successor):

	Banking	Retail	Total
Goodwill, balance at January 1, 2024 (Successor)	$471.4	$145.3	$616.7
Currency translation adjustment	(10.9)	(3.4)	(14.3)
Goodwill, balance at June 30, 2024 (Successor)	$460.5	$141.9	$602.4

The following summarizes information on Intangible assets by major category:

		Successor
		June 30, 2024			December 31, 2023
	Weighted-average remaining useful lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	16.5 years	$538.9	$(27.4)	$511.5	$555.5	$(12.5)	$543.0

Trademarks and trade names	17.1 years	116.6	(5.8)	110.8	118.8	(2.6)	116.2
Capitalized software development	2.0 years	30.4	(1.9)	28.5	22.0	(1.1)	20.9
Technology know-how and development costs non-software	5.1 years	189.6	(28.0)	161.6	193.3	(12.5)	180.8
Other intangibles	0.6 years	43.6	(23.2)	20.4	40.6	(10.2)	30.4
Other intangible assets, net		380.2	(58.9)	321.3	374.7	(26.4)	348.3
Total		$919.1	$(86.3)	$832.8	$930.2	$(38.9)	$891.3

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
FORM 10-Q as of June 30, 2024
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)
The following table identifies the activity relating to total capitalized software development:

2024
Beginning balance as of January 1 (Successor)	$20.9
Capitalization	9.0
Amortization	(1.0)
Other	(0.4)
Ending balance as of June 30 (Successor)	28.5

2023
Beginning balance as of January 1 (Predecessor)	$42.5
Capitalization	10.8
Amortization	(10.3)
Other	(4.2)
Ending balance as of June 30 (Predecessor)	$38.8

The Company's total amortization expense, excluding amounts related to deferred financing costs, was $25.1 and $24.7 for the three months ended June 30, 2024 (Successor) and 2023 (Predecessor), respectively. The Company's total amortization expense, excluding amounts related to deferred financing costs, was $51.5 and $48.0 for the six months ended June 30, 2024 (Successor) and 2023 (Predecessor), respectively.

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

Changes in the Company’s warranty liability balance are illustrated in the following table:

	Successor	Predecessor
	2024	2023
Beginning balance as of January 1	$28.0	$28.3
Current period accruals	19.6	15.4
Current period settlements	(22.5)	(18.1)
Currency translation adjustment	(1.7)	0.9
Ending balance as of June 30	$23.4	$26.5

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

Also during the fourth quarter of 2023, the Company introduced its continuous improvement initiative, noting that the Company is focused on consistently innovating its solutions to support a better transaction experience for consumers at bank and retail locations while simultaneously streamlining cost structures and business processes through the integration of hardware, software and services. The most significant expense of the quarter ended June 30, 2024 primarily relate to transitioning personnel and consultant fees in relation to the improvement process.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2024
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)

The following tables summarizes the impact of the Company’s restructuring and transformation charges on the consolidated statements of operations:

	Successor	Predecessor
	Three months ended	Three months ended
	June 30, 2024	June 30, 2023
Cost of sales – services	$(0.3)	$3.6
Cost of sales – products	1.1	0.3
Selling and administrative expense	10.3	13.4
Research, development and engineering expense	(0.5)	0.5
Loss on sale of assets, net	—	0.8
Total	$10.6	$18.6

	Successor	Predecessor
	Six months ended	Six months ended
	June 30, 2024	June 30, 2023
Cost of sales – services	$16.0	$4.2
Cost of sales – products	1.8	0.6
Selling and administrative expense	27.0	26.4
Research, development and engineering expense	2.5	1.1
Loss on sale of assets, net	—	1.3
Total	$47.3	$33.6

The following table summarizes the Company’s severance accrual balance and related activity:

2024
Beginning balance as of January 1 (Successor)	$10.3
Severance accrual	22.8
Payout/Settlement	(16.4)
Other	(0.3)
Ending balance as of June 30 (Successor)	$16.4

2023
Beginning balance as of January 1 (Predecessor)	$44.2
Severance accrual	6.4
Payout/Settlement	(36.3)
Other	0.3
Ending balance as of June 30 (Predecessor)	$14.6

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2024
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)
Note 11: Debt

Outstanding debt balances were as follows:

	Successor
	June 30, 2024	December 31, 2023
Notes payable – current
Other	$0.5	$0.3
	$0.5	$0.3

Long-term debt
Exit Facility	$1,050.0	$1,250.0
Revolving Facility	39.3	—
Other	15.4	3.6
	$1,104.7	$1,253.6
Long-term deferred financing fees	(4.9)	(1.2)
	$1,099.8	$1,252.4

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2024
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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2024
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)
The cash flows related to debt borrowings and repayments were as follows:

	Successor	Predecessor
	Six months ended	Six months ended
	June 30, 2024	June 30, 2023
Revolving credit facility borrowings	$200.0	$—

Revolving credit facility repayments	$(160.7)	$—

Other debt borrowings
FILO	$—	$58.9
Proceeds from DIP Facility	—	1,250.0
International short-term uncommitted lines of credit borrowings	0.3	2.1
	$0.3	$1,311.0

Other debt repayments
Payments on Exit Financing	$(200.0)	$—
Payments on Term Loan B Facility - USD under the Credit Agreement	—	(1.3)
Payments on Term Loan B Facility - Euro under the Credit Agreement	—	(0.3)
Repayment of ABL, net	—	(188.3)
Repayment of FILO	—	(58.9)
Repayment of 2025 Superpriority Term Loans	—	(400.6)
International short-term uncommitted lines of credit and other repayments	(0.2)	(0.5)
	$(200.2)	$(649.9)

Below is a summary of financing information:

Financing Facilities	Interest Rate Index and Margin	Maturity/Termination Dates	Initial Term (Years)
Exit Facility(i)	SOFR + 7.50%	August 2028	5.0
Revolving Credit Facility - Term Benchmark Advances(ii)	SOFR + 4.00%	February 2027	3.0
(i)SOFR with a floor of 4.0 percent
(ii)    SOFR with a floor of 1.5 percent

Line of Credit

As of June 30, 2024, the Company had various international short-term lines of credit with borrowing limits aggregating to $6.7. There were no outstanding borrowings on the short-term lines of credit as of June 30, 2024 or December 31, 2023. Short-term lines mature in less than one year and are used to support working capital, vendor financing and foreign exchange derivatives.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2024
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)
Note 12: Equity

The following tables present changes in shareholders' equity attributable to Diebold Nixdorf, Incorporated and the noncontrolling interests:

					Accumulated Other Comprehensive Income (Loss)		Total Diebold Nixdorf, Incorporated Shareholders' Equity
	Common Shares	Additional Capital	Retained Earnings	Treasury Shares		Equity Warrants		Non-controlling Interests	Total Equity
Balance, December 31, 2023 (Successor)	$0.4	$1,038.7	$17.1	$—	$7.6	$—	$1,063.8	$15.4	$1,079.2
Net loss	—	—	(14.6)	—	—	—	(14.6)	0.6	(14.0)
Other comprehensive loss	—	—	—	—	(38.0)	—	(38.0)	—	(38.0)
Share-based compensation expense	—	1.9	—	—	—	—	1.9	—	1.9
Distribution to noncontrolling interest holders, net	—	—	—	—	—	—	—	(3.4)	(3.4)
Balance, March 31, 2024 (Successor)	$0.4	$1,040.6	$2.5	$—	$(30.4)	$—	$1,013.1	$12.6	$1,025.7
Net income	—	—	14.9	—	—	—	14.9	(0.1)	14.8
Other comprehensive loss	—	—	—	—	(33.9)	—	(33.9)	(0.2)	(34.1)
Share-based compensation expense	—	2.6	—	—	—	—	2.6	—	2.6
Balance, June 30, 2024 (Successor)	$0.4	$1,043.2	$17.4	$—	$(64.3)	$—	$996.7	$12.3	$1,009.0

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2024
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
FORM 10-Q as of June 30, 2024
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)
Note 13: Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the Company’s accumulated other comprehensive income (loss) (AOCI), net of tax, by component for 2024:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2024 (Successor)	$14.2	$(0.1)	$—	$(6.1)	$(0.4)	$7.6
Other comprehensive income (loss) before reclassifications (1)	(43.0)	—	—	—	—	(43.0)
Amounts reclassified from AOCI	—	—	—	5.0	—	5.0
Net current-period other comprehensive income (loss)	(43.0)	—	—	5.0	—	(38.0)
Balance at March 31, 2024 (Successor)	$(28.8)	$(0.1)	$—	$(1.1)	$(0.4)	$(30.4)
Other comprehensive income (loss) before reclassifications (2)	(35.2)	(0.3)	(0.3)	—	—	(35.8)
Amounts reclassified from AOCI	—	—	—	1.9	—	1.9
Net current-period other comprehensive income (loss)	(35.2)	(0.3)	(0.3)	1.9	—	(33.9)
Balance at June 30, 2024 (Successor)	$(64.0)	$(0.4)	$(0.3)	$0.8	$(0.4)	$(64.3)
(1) Other comprehensive income (loss) before reclassifications within the translation component excludes a nominal translation amount attributable to noncontrolling interests.
(2) Other comprehensive income (loss) before reclassifications within the translation component excludes a $0.2 translation amount attributable to noncontrolling interests.
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
(1) Other comprehensive income (loss) before reclassifications within the translation component excludes $(2.2) of translation attributable to noncontrolling interests.:
(2) Other comprehensive income (loss) before reclassifications within the translation component excludes $6.6 of translation attributable to noncontrolling interests.:

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2024
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)
The following table summarizes the details about the amounts reclassified from AOCI:

	Successor	Predecessor	Affected Line Item on the Statement of Operations
	Three months ended	Three months ended
	June 30, 2024	June 30, 2023
Pension and post-retirement benefits:
Net actuarial gain (loss) amortized (net of tax of $— in the Successor Period and $(0.2) in the Predecessor Period, respectively)	$1.9	$0.8	Miscellaneous, net

	Successor	Predecessor	Affected Line Item on the Statement of Operations
	Six months ended	Six months ended
	June 30, 2024	June 30, 2023
Pension and post-retirement benefits:
Net actuarial gain (loss) amortized (net of tax of $(2.1) in the Successor Period and $(0.7) in the Predecessor Period, respectively)	$6.9	$2.1	Miscellaneous, net

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
FORM 10-Q as of June 30, 2024
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)
The following tables set forth the net periodic benefit cost for the Company’s U.S. defined benefit pension plans:

	Successor	Predecessor
	Three months ended	Three months ended
	June 30, 2024	June 30, 2023
Components of net periodic benefit cost
Interest cost	$4.9	$4.8
Expected return on plan assets	(4.6)	(4.5)
Recognized net actuarial loss	—	0.2
Net periodic pension benefit cost	$0.3	$0.5

	Successor	Predecessor
	Six months ended	Six months ended
	June 30, 2024	June 30, 2023
Components of net periodic benefit cost
Interest cost	$9.7	$9.7
Expected return on plan assets	(9.2)	(9.0)
Recognized net actuarial loss	—	0.4
Net periodic pension benefit cost	$0.5	$1.1

The following tables set forth the net periodic benefit cost for the Company’s Non-U.S. defined benefit pension plans:

	Successor	Predecessor
	Three months ended	Three months ended
	June 30, 2024	June 30, 2023
Components of net periodic benefit cost
Service cost	$1.6	$1.5
Interest cost	2.7	2.8
Expected return on plan assets	(3.4)	(3.3)
Recognized net actuarial gain	—	(0.9)
Amortization of prior service cost	—	(0.2)
Net periodic pension benefit cost	$0.9	$(0.1)

	Successor	Predecessor
	Six months ended	Six months ended
	June 30, 2024	June 30, 2023
Components of net periodic benefit cost
Service cost	$3.4	$3.1
Interest cost	5.3	5.7
Expected return on plan assets	(6.9)	(6.7)
Recognized net actuarial gain	—	(1.8)
Amortization of prior service cost	—	(0.4)
Net periodic pension benefit cost	$1.8	$(0.1)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2024
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)
The following tables set forth the net periodic benefit cost for the Company’s other benefit plans during the period:

	Successor	Predecessor
	Three months ended	Three months ended
	June 30, 2024	June 30, 2023
Components of net periodic benefit cost
Interest cost	$—	$—
Recognized net actuarial gain	—	(0.1)
Net periodic pension benefit cost	$—	$(0.1)

	Successor	Predecessor
	Six months ended	Six months ended
	June 30, 2024	June 30, 2023
Components of net periodic benefit cost
Interest cost	$0.1	$0.1
Recognized net actuarial gain	—	(0.2)
Net periodic pension benefit cost	$0.1	$(0.1)

Contributions and Reimbursements

For the six months ended June 30, 2024 (Successor) and 2023 (Predecessor), there were contributions of $28.0 and $22.1, respectively, made to the qualified and non-qualified pension plans.

The Company received reimbursements of $19.1 and $22.8 for certain benefits paid from its German plan trustee during the six months ended June, 30 2024 (Successor) and 2023 (Predecessor), respectively.

Note 15: Fair Value of Assets and Liabilities

Assets and liabilities subject to fair value measurement by fair value level are recorded as follows:

		Successor
		June 30, 2024			December 31, 2023
			Fair Value Measurements Using			Fair Value Measurements Using
	Classification on condensed consolidated Balance Sheets	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets
Certificates of deposit	Short-term investments	$8.7	$8.7	$—	$13.4	$13.4	$—
Assets held in rabbi trusts	Securities and other investments	3.1	3.1	—	2.9	2.9	—
Total		$11.8	$11.8	$—	$16.3	$16.3	$—
Liabilities
Foreign exchange forward contracts	Other current liabilities	$—	$—	$—	$0.4	$—	$0.4
Deferred compensation	Other liabilities	3.1	3.1	—	2.9	2.9	—
Total		$3.1	$3.1	$—	$3.3	$2.9	$0.4

The Company uses the end of period when determining the timing of transfers between levels. During the Successor and Predecessor Periods, there were no transfers between levels.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2024
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)

The carrying amount of the Company's Revolving Credit Facility approximates fair value. The remaining debt had a carrying value of $1,065.9 and fair value of $1,098.9 at June 30, 2024, and a carrying value of $1,253.9 and fair value of $1,285.5 at December 31, 2023.

Refer to Note 11 for further details surrounding the Company's debt as of June 30, 2024 compared to December 31, 2023.

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

At June 30, 2024, the Company was a party to several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the condensed consolidated financial statements would not be materially affected by the outcome of these indirect tax claims and/or proceedings or asserted claims.

A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated liabilities. The Company estimated the aggregate risk at June 30, 2024 to be up to $80.1 for its material indirect tax matters. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire.

Legal Contingencies

At June 30, 2024, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate were considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings or asserted claims.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2024
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

Bank Guarantees, Standby Letters of Credit, and Surety Bonds

In the ordinary course of business, the Company may issue performance guarantees on behalf of its subsidiaries to certain customers and other parties. Some of those guarantees may be backed by standby letters of credit, surety bonds, or similar instruments. In general, under the guarantees, the Company would be obligated to perform, or cause performance, over the term of the underlying contract in the event of an unexcused, uncured breach by its subsidiary, or some other specified triggering event, in each case as defined by the applicable guarantee. At June 30, 2024, the maximum future contractual obligations relative to these various guarantees totaled $94.6, of which $23.0 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2023, the maximum future payment obligations relative to these various guarantees totaled $117.1, of which $23.0 represented standby letters of credit to insurance providers, and no associated liability was recorded.

Restricted Cash

The following table provides a reconciliation of Cash, cash equivalents and Short-term and Long-term restricted cash reporting within the Company's Condensed Consolidated Balance Sheets and in the Condensed Consolidated Statements of Cash Flows:

	Successor
	June 30, 2024	December 31, 2023
Cash and cash equivalents	$276.7	$550.2

Professional fee escrow	0.2	0.2
Bank collateral guarantees	74.6	32.5
Pension collateral guarantees	8.6	9.4
Restricted cash and cash equivalents	83.4	42.1
Total cash, cash equivalents, and restricted cash	$360.1	$592.3

The balance of restricted cash at June 30, 2024 primarily relates to requirements of the Revolving Credit Agreement.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2024
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

	Successor	Predecessor
	Six months ended	Six months ended
Timing of revenue recognition	June 30, 2024	June 30, 2023
Products transferred at a point in time	42%	41%
Products and services transferred over time	58%	59%
Net sales	100%	100%

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

The following table provides information about receivables and deferred revenue, which represent contract liabilities from contracts with customers:

Contract balance information	Trade receivables	Contract liabilities
Balance at December 31, 2023 (Successor)	$721.8	$376.2
Balance at June 30, 2024 (Successor)	$650.0	$356.6

There have been $9.7 and $13.1 of impairment losses recognized as bad debt related to receivables or contract assets arising from the Company's contracts with customers during the six months ended June 30, 2024 (Successor) and 2023 (Predecessor), respectively.

As of December 31, 2023, the Company had $376.2 of unrecognized deferred revenue constituting the remaining performance obligations that are unsatisfied (or partially unsatisfied). During the six months ended June 30, 2024, the Company recognized revenue of $212.2 related to the Company's deferred revenue balance at December 31, 2023.

Transaction price allocated to the remaining performance obligations

As of June 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1,300. The Company generally expects to recognize revenue on the remaining performance obligations over the next twelve months. The Company enters into service agreements with cancellable terms after a certain period without penalty. Unsatisfied obligations reflect only the obligation during the initial term. The Company applies the practical expedient in ASC paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2024
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

The following table presents the components of finance lease receivables:

	Successor
	June 30, 2024	December 31, 2023
Gross minimum lease receivables	$21.0	$24.4
Allowance for credit losses	(0.1)	(0.2)
	20.9	24.2
Less:
Unearned interest income	(0.7)	(0.9)
Total	$20.2	$23.3

Future minimum payments due from customers under finance lease receivables as of June 30, 2024 are as follows:

2024	$3.9
2025	6.0
2026	3.6
2027	2.6
2028	2.2
Thereafter	2.7
$21.0

There were no significant changes in provision for credit losses, recoveries and write-offs during the six months ended June 30, 2024 (Successor) or 2023 (Predecessor).

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
FORM 10-Q as of June 30, 2024
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)
The following tables present information regarding the Company’s segment performance and provide a reconciliation between segment operating profit and the consolidated Profit (loss) before taxes:

	Successor	Predecessor
	Three months ended	Three months ended
	June 30, 2024	June 30, 2023
Net sales summary by segment
Banking	$707.4	$664.9
Retail	232.3	252.4
Held for sale non-core business(7)	—	4.9
Total revenue	$939.7	$922.2

Segment operating profit
Banking	$134.6	$102.4
Retail	34.7	32.1
Total segment operating profit	$169.3	$134.5

Corporate charges not allocated to segments(1)	$(66.5)	$(64.6)
Impairment of assets(2)	—	(1.8)
Amortization of fair value assets(3)	(17.7)	(18.0)
Restructuring and transformation expenses(4)	(10.6)	(18.6)
Refinancing related costs(5)	(5.0)	(30.5)
Net non-routine income (expense)(6)	1.2	(2.0)
Held for sale non-core business(7)	—	(2.9)
	(98.6)	(138.4)
Operating profit (loss)	70.7	(3.9)
Other income (expense)	(25.4)	(697.6)
Profit (loss) before taxes	$45.3	$(701.5)
(1)    Corporate charges not allocated to segments include headquarter-based costs associated primarily with human resources, finance, IT and legal that are not directly attributable to a particular segment and are separately assessed by the CODM for purposes of making decisions, assessing performance and allocating resources.
(2)    Impairment of $(1.8) in the second quarter of 2023 relates to leased European facilities closures.
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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2024
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)

	Successor	Predecessor
	Six months ended	Six months ended
	June 30, 2024	June 30, 2023
Net sales summary by segment
Banking	$1,356.2	$1,257.8
Retail	478.9	512.8
Held for sale non-core European retail business(7)	—	9.7
Total revenue	$1,835.1	$1,780.3

Segment operating profit
Banking	$250.9	$182.3
Retail	70.4	71.1
Total segment operating profit	$321.3	$253.4

Corporate charges not allocated to segments(1)	$(129.1)	$(133.5)
Impairment of assets(2)	—	(2.7)
Amortization of fair value assets(3)	(40.8)	(35.7)
Restructuring and transformation expenses(4)	(47.3)	(33.6)
Refinancing related costs(5)	(11.9)	(44.6)
Net non-routine income (expense)(6)	2.3	(2.7)
Held for sale non-core European retail business(7)	—	(6.6)
	(226.8)	(259.4)
Operating profit (loss)	94.5	(6.0)
Other income (expense)	(63.4)	(785.8)
Profit (loss) before taxes	$31.1	$(791.8)
(1)    Corporate charges not allocated to segments include headquarter-based costs associated primarily with human resources, finance, IT and legal that are not directly attributable to a particular segment and are separately assessed by the CODM for purposes of making decisions, assessing performance and allocating resources.
(2)    Impairment of $(2.7) in the six months ended June 30, 2023 relates to leased European facilities closures.
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
FORM 10-Q as of June 30, 2024
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)
The following table presents information regarding the Company’s segment net sales by service and product solution:

	Successor	Predecessor
	Three months ended	Three months ended
	June 30, 2024	June 30, 2023
Segments
Banking
Services	$401.5	$400.2
Products	305.9	264.7
Total Banking	707.4	664.9

Retail
Services	139.2	135.3
Products	93.1	117.1
Total Retail	232.3	252.4

Held for sale non-core European retail business
Services	—	2.5
Products	—	2.4
Total revenue	$939.7	$922.2

	Successor	Predecessor
	Six months ended	Six months ended
	June 30, 2024	June 30, 2023
Segments
Banking
Services	$788.1	$781.3
Products	568.1	476.5
Total Banking	1,356.2	1,257.8

Retail
Services	277.4	268.5
Products	201.5	244.3
Total Retail	478.9	512.8

Held for sale non-core European retail business
Services	—	4.6
Products	—	5.1
Total revenue	$1,835.1	$1,780.3

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2024
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)
Note 20: Cloud Implementation

At June 30, 2024, the Company had a net book value of capitalized cloud implementation costs of $18.8, which relates to a combination of the distribution subsidiary ERP and corporate tools to support business operations.

Amortization of cloud implementation fees totaled $1.0 and $1.9 in the three and six months ended June 31, 2024 (Successor), respectively, and $0.8 and $1.7 in the three and six months ended June 30, 2023 (Predecessor), respectively. These fees are expensed over the term of the cloud computing arrangement, and the expense is required to be recognized in the same line item in the income statement as the associated hosting service expenses.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2024
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

Continuous Improvement

The Company seeks to continually enhance the consumer experience at bank and retail locations while streamlining cost structures and business processes for its customers through the smart integration of hardware, software and services. The Company partners with other leading technology companies and regularly refines its research and development (R&D) spend to support a better transaction experience. In addition, the Company is focused on consistently innovating its solutions while effectively improving its business processes and cost management efforts.

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

The Company continues to drive higher availability of its devices deployed worldwide through continuously improved processes and the increasing customer adoption of DN AllConnectSM Data Engine (ACDE), which enables a more data-driven and predictive approach to services. As of June 30, 2024, more than 250,000 of the company’s Banking and Retail devices were connected to ACDE. An instrumental solution for Diebold Nixdorf and its customers, ACDE is a key enabler to providing a higher-performing self-service channel, delivering a better consumer experience and driving loyalty while optimizing operational efficiencies for both customers and the Company.

Banking

The Company provides integrated solutions for financial institutions of all sizes designed to help drive operational efficiencies, differentiate the consumer experience, grow revenue and manage risk.

Banking Services

Banking services represents the largest operational component of the Company and includes product-related services, implementation services and managed services. Product-related services incidents are managed through remote service capabilities or an on-site visit. The portfolio includes contracted maintenance, preventive maintenance, “on-demand” maintenance and total implementation services. Implementation services help our customers effectively respond to changing customer demands and includes scalable solutions based on globally standardized processes and tools, a single point of contact and reliable local expertise. Managed services and outsourcing consist of managing the end-to-end business processes and technology integration. Our integrated business solutions include self-service fleet management, branch life-cycle management and ATM as-a-service capabilities.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2024
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

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2024
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

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2024
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
Results of Operations

The following discussion of the Company’s financial condition and results of operations provides information that will assist in understanding the financial statements and the changes in certain key items in those financial statements. This discussion focuses on comparison of Successor results for the three and six month periods ended June 30, 2024 compared to the Predecessor results for the period ended June 30, 2023. The following discussion should be read in conjunction with the condensed consolidated financial statements and the accompanying notes that appear elsewhere in this Quarterly Report on Form 10-Q.

Net Sales

	Successor	Predecessor	Predecessor			Successor	Predecessor
	Three months ended	Three months ended	2023 in			Percent of Total Net Sales for the Three months ended	Percent of Total Net Sales for the Three months ended
	June 30, 2024	June 30, 2023	Constant Currency(1)	% Change	% Change in CC (1)	June 30, 2024	June 30, 2023
Segments
Banking
Services	$401.5	$400.2	$396.9	0.3	1.2	42.7	43.4
Products	305.9	264.7	261.7	15.6	16.9	32.6	28.7
Total Banking	707.4	664.9	658.6	6.4	7.4	75.3	72.1

Retail
Services	139.2	137.8	136.7	1.0	1.8	14.8	14.9
Products	93.1	119.5	118.7	(22.1)	(21.6)	9.9	13.0
Total Retail	232.3	257.3	255.4	(9.7)	(9.0)	24.7	27.9

Total Net Sales	$939.7	$922.2	$914.0	1.9	2.8	100.0	100.0
(1) The Company calculates constant currency by translating the prior-year period results at the current year exchange rate.

Three months ended June 30, 2024 (Successor) compared with the three months ended June 30, 2023 (Predecessor)

The increase in net sales of 1.9 percent was primarily due to price increases and mix of unit sales in the Banking segments, offset by declines in product sales in the Retail segment, particularly in 3rd party products and to lesser degree SCO. The increase in net sales was also partially attributable to increases in Services revenues in both segments.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2024
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

	Successor	Predecessor	Predecessor			Successor	Predecessor
	Six months ended	Six months ended	2023 in			Percent of Total Net Sales for the Six months ended	Percent of Total Net Sales for the Six months ended
	June 30, 2024	June 30, 2023	Constant Currency(1)	% Change	% Change in CC (1)	June 30, 2024	June 30, 2023
Segments
Banking
Services	$788.1	$781.3	$781.9	0.9	0.8	42.9	43.9
Products	568.1	476.5	475.1	19.2	19.6	31.0	26.8
Total Banking	1,356.2	1,257.8	1,257.0	7.8	7.9	73.9	70.7

Retail
Services	277.4	273.1	274.1	1.6	1.2	15.1	15.3
Products	201.5	249.4	251.0	(19.2)	(19.7)	11.0	14.0
Total Retail	478.9	522.5	525.1	(8.3)	(8.8)	26.1	29.3

Total Net Sales	$1,835.1	$1,780.3	$1,782.1	3.1	3.0	100.0	100.0
(1) The Company calculates constant currency by translating the prior-year period results at the current year exchange rate.

Six months ended June 30, 2024 (Successor) compared with the six months ended June 30, 2023 (Predecessor)

The increase in net sales of 3.1 percent was primarily due to price increases, mix of unit sales and a $9.7 PIS/COFIN tax recovery in Brazil in the Banking segments. This was offset by declines in product sales in the Retail segment, particularly in 3rd party products and to lesser degree SCO. The increase in net sales was also partially attributable to increases in Services revenues in both segments.

Gross Profit

	Successor	Predecessor
	Three months ended	Three months ended
	June 30, 2024	June 30, 2023	% Change
Gross profit - services	$142.7	$149.9	(4.8)
Gross profit - products	100.5	75.3	33.5
Total gross profit	$243.2	$225.2	8.0

Gross margin - services	26.4%	27.9%
Gross margin - products	25.2%	19.6%

Total gross margin	25.9%	24.4%

Three months ended June 30, 2024 (Successor) compared with the three months ended June 30, 2023 (Predecessor)

Service margins were adversely impacted in the Successor Period by higher investments in resources and service infrastructure to ensure customer satisfaction.

Product gross profit performance was driven by favorable geographic mix, improved pricing realization, logistical costs and normalization of certain raw material costs.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2024
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

	Successor	Predecessor
	Six months ended	Six months ended
	June 30, 2024	June 30, 2023	% Change
Gross profit - services	$258.8	$303.3	(14.7)
Gross profit - products	193.0	131.2	47.1
Total gross profit	$451.8	$434.5	4.0

Gross margin - services	24.3%	28.8%
Gross margin - products	25.1%	18.1%

Total gross margin	24.6%	24.4%
Six months ended June 30, 2024 (Successor) compared with the six months ended June 30, 2023 (Predecessor)

Service margins were adversely impacted in the Successor Period by higher investments in resources and service infrastructure to ensure customer satisfaction.

Product gross profit performance favorable geographic mix, improved pricing realization, logistical costs and normalization of certain raw material costs, as well as the PIS/COFIN tax recovery in Brazil.

Operating Expenses

	Successor	Predecessor
	Three months ended	Three months ended
	June 30, 2024	June 30, 2023	% Change
Selling and administrative expense	$152.2	$201.0	(24.3)
Research, development and engineering expense	22.1	25.4	(13.0)
Loss (gain) on sale of assets, net	(1.8)	0.9	N/M
Impairment of assets	—	1.8	(100.0)
Total operating expenses	$172.5	$229.1	(24.7)
Percent of net sales	18.4%	24.8%

Three months ended June 30, 2024 (Successor) compared with the three months ended June 30, 2023 (Predecessor)
Selling and administrative expenses in both periods were driven by spending related to restructuring and transformational initiatives. The decline in the three months ended June 30, 2024 compared to the three months ended June 30, 2023 is a result of spend management initiatives.

Research and development costs continues to decrease as a result of ongoing costs savings initiatives as well as project prioritization and rationalization.

(Gain) loss on sale of assets, net in the Successor period is the result of lease terminations in Poland.

Impairment for certain facilities leases in the U.K. as a result of an initiative to streamline administrative office space usage was recognized in the Predecessor period.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2024
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

	Successor	Predecessor
	Six months ended	Six months ended
	June 30, 2024	June 30, 2023	% Change
Selling and administrative expense	$313.8	$384.8	(10.6)
Research, development and engineering expense	46.3	51.8	N/M
Loss (gain) on sale of assets, net	(2.8)	1.2	(100.0)
Impairment of assets	—	2.7	(18.9)
Total operating expenses	$357.3	$440.5	(21.1)
Percent of net sales	19.5%	24.7%

Six months ended June 30, 2024 (Successor) compared with the six months ended June 30, 2023 (Predecessor)

Selling and administrative expenses in both periods were driven by spending related to restructuring and transformational initiatives. The decline in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 is a result of spend management initiatives.

Research and development costs continues to decrease as a result of ongoing costs savings initiatives as well as project prioritization and rationalization.

(Gain) loss on sale of assets, net in the Successor period is the result of sales of fleet vehicles in the US and lease terminations in Poland.

Impairment for certain facilities leases in the U.K. as a result of an initiative to streamline administrative office space usage was recognized in the Predecessor period.

Operating Profit (Loss)

	Successor	Predecessor
	Three months ended	Three months ended
	June 30, 2024	June 30, 2023	% Change
Operating profit (loss)	$70.7	$(3.9)	N/M
Operating margin	7.5%	(0.4)%

	Successor	Predecessor
	Six months ended	Six months ended
	June 30, 2024	June 30, 2023	% Change
Operating profit (loss)	$94.5	$(6.0)	N/M
Operating margin	5.1%	(0.3)%

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2024
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
Other Income (Expense)

	Successor	Predecessor
	Three months ended	Three months ended
	June 30, 2024	June 30, 2023	% Change
Interest income	$3.0	$3.3	(9.1)
Interest expense	(38.6)	(69.7)	44.6
Foreign exchange gain (loss), net	7.6	1.5	N/M
Reorganization items, net	—	(636.2)	100.0
Miscellaneous gain, net	2.6	3.5	(25.7)
Other income (expense), net	$(25.4)	$(697.6)	96.4

Three months ended June 30, 2024 (Successor) compared with the three months ended June 30, 2023 (Predecessor)
Interest income remained materially consistent when comparing the Successor period to the Predecessor period.

Interest expense decreased as a result of the 67.7 percent decrease in debt balance somewhat offset by increasing variable interest rates. Refer to Note 11 to our condensed consolidated financial statements for further detail.

Foreign exchange gain (loss), net includes realized gains and losses, primarily related to the favorable exposures in the Brazilian Real, Colombian Peso, and Euro during the second quarter of 2024.

Miscellaneous gain, net was primarily driven by recognition of non-service pension credits, the most significant of which are in Germany.

	Successor	Predecessor
	Six months ended	Six months ended
	June 30, 2024	June 30, 2023	% Change
Interest income	$7.2	$5.0	44.0
Interest expense	(82.2)	(151.6)	45.8
Foreign exchange gain (loss), net	8.0	(9.1)	187.9
Reorganization items, net	—	(636.2)	100.0
Miscellaneous gain, net	3.6	6.1	(41.0)
Other income (expense), net	$(63.4)	$(785.8)	91.9

Six months ended June 30, 2024 (Successor) compared with the six months ended June 30, 2023 (Predecessor)
The increase in interest income in the Successor period compared to the Predecessor period was driven by 15.6 percent increase in investment balance as well as increases in variable rates. Refer to Note 7 to our Condensed Consolidated Financial Statements for further detail.

Interest expense decreased as a result of the 67.7 percent decrease in debt balance somewhat offset by increasing variable interest rates. Refer to Note 11 to our condensed consolidated financial statements for further detail.

Foreign exchange gain (loss), net includes realized gains and losses, primarily related to the favorable exposures in the Brazilian Real, Colombian Peso and Thai Baht and offset by Euro and Canadian dollar exposures, which were unfavorable during the six months ended June 30, 2024.

Miscellaneous gain, net was primarily driven by recognition of non-service pension credits, the most significant of which are in Germany.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2024
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

Net Income (Loss)

	Successor	Predecessor
	Three months ended	Three months ended
	June 30, 2024	June 30, 2023	% Change
Net income (loss)	$14.8	$(677.3)	102.2
Percent of net sales	1.6%	(73.4)%
Effective tax rate	70.6%	3.5%

	Successor	Predecessor
	Six months ended	Six months ended
	June 30, 2024	June 30, 2023	% Change
Net income (loss)	$0.8	$(788.8)	100.0
Percent of net sales	—%	(44.3)%
Effective tax rate	92.9%	0.5%

Changes in net (loss) income are a result of the fluctuations outlined in the previous sections and impacted by income tax expense. Refer to Note 5 to our condensed consolidated financial statements for additional information regarding tax expense.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2024
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
Segment Operating Profit Summary

The following tables represent information regarding the segment operating profit metrics, which exclude the impact of restructuring and transformation, non-routine charges, amortization of fair value assets and the held for sale non-core European retail business (sold in September 2023) because these items are not assigned to a segment in any of the Company's reporting metrics, including those used by the Chief Operating Decision Maker for assessing performance and allocating resources. Refer to Note 19 to our condensed consolidated financial statements for further details regarding the determination of reportable segments and the reconciliation between segment operating profit and consolidated operating profit.

	Successor	Predecessor
	Three months ended	Three months ended
Banking:	June 30, 2024	June 30, 2023	% Change
Net sales	$707.4	$664.9	6.4
Segment operating profit	$134.6	$102.4	31.4
Segment operating profit margin	19.0%	15.4%

Banking net sales were favorable in the Successor Period due to price increases and geographical mix of sales. Operating profit and margin increased as a result of price and cost actions and spend management initiatives resulting in lower operating expenses.

	Successor	Predecessor
	Six months ended	Six months ended
Banking:	June 30, 2024	June 30, 2023	% Change
Net sales	$1,356.2	$1,257.8	7.8
Segment operating profit	$250.9	$182.3	37.6
Segment operating profit margin	18.5%	14.5%

Banking net sales were favorable in the Successor Period due to price increases, geographical mix of sales, as well as a PIS/COFIN tax recovery in Brazil. Operating profit and margin increased as a result of price and cost actions and spend management initiatives resulting in lower operating expenses.

	Successor	Predecessor
	Three months ended	Three months ended
Retail	June 30, 2024	June 30, 2023	% Change
Net sales	$232.3	$252.4	(8.0)
Segment operating profit	$34.7	$32.1	8.1
Segment operating profit margin	14.9%	12.7%

Retail segment operating profit was driven by service volume and improvements in product margin from normalization of supply chain logistics and input costs.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2024
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

	Successor	Predecessor
	Six months ended	Six months ended
Retail	June 30, 2024	June 30, 2023	% Change
Net sales	$478.9	$512.8	(6.6)
Segment operating profit	$70.4	$71.1	(1.0)
Segment operating profit margin	14.7%	13.9%

Retail segment operating profit was flat driven by services volume and normalization of supply chain logistics and input costs, offset by product volumes.

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

Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2024
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

As of June 30, 2024, $39.3 was drawn under the Revolving Credit Facility.

Liquidity provided thereunder is expected to sustain the Company for at least the next twelve months.

The Company's total cash and cash availability was as follows:

	Successor	Successor
	June 30, 2024	December 31, 2023
Cash and cash equivalents	$276.7	$550.2
Additional cash availability from:
Short-term investments	8.7	13.4
Total cash and cash availability	$285.4	$563.6

The following table summarizes the results of the Company's condensed consolidated statement of cash flows:

	Successor	Predecessor
	Six months ended	Six months ended
Summary of cash flows:	June 30, 2024	June 30, 2023
Net cash used by operating activities	$(31.5)	$(337.6)
Net cash used by investing activities	(15.8)	(6.6)
Net cash (used), provided by financing activities	(169.9)	563.4
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(15.0)	0.9
Change in cash, cash equivalents and restricted cash	$(232.2)	$220.1

Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments impact reported cash flows.

•Cash flows from operating activities during the Successor Period ended June 30, 2024 were driven by cash provided by trade receivables and cash uses for inventories, accounts payable and deferred revenue. The key drivers of these cash flows are timing of sales, collections, and vendor payments which can fluctuate significantly period to period.
•Cash flows from operating activities during the Predecessor Period ended June 30, 2023 were driven by uses for inventory and accounts payable primarily due to normalize supplier payments which is expected to revert to our historic level.

Investing Activities

Cash flows from investing activities during the Successor and Predecessor Periods, respectively, approximate normal operations of the Company and reflect expected trend. The increase in purchases of investments in the Successor period was due to excess cash from the receipt of a large customer payment during the quarter.

Financing Activities

Cash flows from financing activities during the Successor Period include a $200.0 borrowing against the Revolving Credit Facility which was used to pay down the Exit Facility, and a $160.7 repayment of the Revolving Credit Facility (refer to Note 11 of the condensed consolidated financial statements).

Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2024
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)
Contractual and Other Material Cash Obligations

The Company enters into certain purchase commitments due within one year for materials through contract manufacturing agreements for a total negotiated price. At June 30, 2024, the Company had minimal purchase commitments due within one year for materials through contract manufacturing agreements at negotiated prices.

Except for the repayment of the Exit Facility and the incurrence of debt under the Revolving Credit Facility, contractual and other cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at June 30, 2024 compared to December 31, 2023.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s condensed consolidated financial statements. The condensed consolidated financial statements of the Company are prepared in conformity with generally accepted accounting principles in the United States (U.S. GAAP). The preparation of the accompanying condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenues and expenses. Such estimates include revenue recognition, the valuation of trade receivables, inventories, goodwill, intangible assets, other long-lived assets, legal contingencies, and assumptions used in the calculation of income taxes, pension and post-retirement benefits and customer incentives, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors. Management monitors the economic conditions and other factors and will adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

All other material critical accounting policies and estimates are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Forward-Looking Statement Disclosure

This Quarterly Report on Form 10-Q and the exhibits hereto may contain statements that are not historical information and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. These forward-looking statements include, but are not limited to, projections, statements regarding the Company's expected future performance (including expected results of operations and financial guidance), future financial condition, anticipated operating results, strategy plans, future liquidity and financial position.

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

Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2024
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

The factors that may affect the Company's results include, among others:
•the Company’s recent emergence from the Chapter 11 Cases and the Dutch Scheme Proceedings, which could adversely affect our business and relationships;
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
•the Company’s ability to generate sufficient cash or have sufficient access to capital resources to service its debt, which, if unsuccessful or insufficient, could force the Company to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance its indebtedness;
•the Company’s ability to comply with the covenants contained in the agreements governing its debt;
•the Company’s ability to successfully convert its backlog into sales, including our ability to overcome supply chain and liquidity challenges;
•the ultimate impact of infectious disease outbreaks and other public health emergencies, including further adverse effects to the Company’s supply chain, and maintenance of increased order backlog;
•the Company’s ability to successfully meet its cost-reduction goals and continue to achieve benefits from its cost-reduction initiatives and other strategic initiatives;
•the success of the Company’s new products, including its DN Series line and EASY family of retail checkout solutions, and electronic vehicle charging service business;
•the impact of a cybersecurity incident or operational failure on the Company’s business;
•the Company’s ability to attract, retain and motivate key employees;
•the Company’s reliance on suppliers, subcontractors and availability of raw materials and other components;
•changes in the Company’s intention to further repatriate cash and cash equivalents and short-term investments residing in international tax jurisdictions, which could negatively impact foreign and domestic taxes;
•the Company’s success in divesting, reorganizing or exiting non-core and/or non-accretive businesses and its ability to successfully manage acquisitions, divestitures, and alliances;
•the ultimate outcome of the appraisal proceedings initiated in connection with the implementation of the Domination and Profit Loss Transfer Agreement with the former Diebold Nixdorf AG (which was dismissed in the Company’s favor at the lower court level in 2022) and the merger/squeeze-out (which was dismissed in the Company's favor in 2023);
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
•the Company’s ability to maintain effective internal controls;
•unanticipated litigation, claims or assessments, as well as the outcome/impact of any current/pending litigation, claims or assessments;
•the effect of changes in law and regulations or the manner of enforcement in the U.S. and internationally and the Company’s ability to comply with applicable laws and regulations; and
•other factors included in the Company’s filings with the Securities and Exchange Commission (the "SEC"), including its Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 8, 2024, and this Quarterly Report on Form 10-Q.

Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2024
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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company's management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that such disclosure controls and procedures were effective as of June 30, 2024.

Change in Internal Controls

During the quarter ended June 30, 2024, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2024
(in millions, except share and per share amounts)
Part II – Other Information

Item 1: Legal Proceedings

At June 30, 2024, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims.

For more information regarding legal proceedings, please refer to Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2023 and to Legal Contingencies in Note 16 of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Other than as described in Legal Contingencies in Note 16 of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no material developments with respect to the legal proceedings reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Item 1A: Risk Factors

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There has been no material change to this information since December 31, 2023.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

Adoption, Modification or Termination of Trading Plans

During the quarter ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2024
(in millions, except share and per share amounts)
Item 6: Exhibits

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document included in Exhibit 101)
*Filed herewith
**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD NIXDORF, INCORPORATED

Date:	August 07, 2024		/s/ Octavio Marquez
		By:	Octavio Marquez
President and Chief Executive Officer
(Principal Executive Officer)