Form 10-Q
period 2024-09-30
DIEBOLD NIXDORF, Inc
filed 2024-11-07
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☒    No  ☐
Number of shares of common stock outstanding as of November 4, 2024 was 37,576,678.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Form 10-Q

Part I – Financial Information
Item 1: Financial Statements
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (in millions, except per share amounts)

	Successor
	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Cash and cash equivalents	$251.1	$550.2
Restricted cash	83.3	42.1
Short-term investments	11.3	13.4
Trade receivables, less allowances for doubtful accounts of $10.1 and $3.6, respectively	665.4	721.8
Inventories	641.1	589.8
Prepaid expenses	39.6	44.0
Other current assets	206.9	192.6
Total current assets	1,898.7	2,153.9
Securities and other investments	6.7	6.5
Property, plant and equipment, net of accumulated depreciation and amortization of $46.1 and $14.3, respectively	143.7	159.0
Deferred income taxes	74.5	71.4
Goodwill	619.6	612.3
Customer relationships, net	522.7	543.0
Other intangible assets, net	323.1	348.3
Other assets	312.3	267.6
Total assets	$3,901.3	$4,162.0
LIABILITIES AND EQUITY
Notes payable	$0.8	$0.3
Accounts payable	479.0	529.0
Deferred revenue	318.2	376.2
Payroll and other benefits liabilities	171.1	160.1
Other current liabilities	342.6	355.4
Total current liabilities	1,311.7	1,421.0
Long-term debt	1,099.6	1,252.4
Pensions, post-retirement and other benefits	108.7	112.6
Deferred income taxes	209.9	204.9
Other liabilities	95.5	91.9
Total liabilities	2,825.4	3,082.8

Common stock, $0.01 par value, 45,000,000 authorized shares and 37,576,678 and 37,576,678 issued shares, and 37,566,678 and 37,566,678 outstanding shares, respectively	0.4	0.4
Paid-in-capital	1,046.1	1,038.7
Retained earnings (deficit)	(5.0)	17.1
Accumulated other comprehensive income	24.7	7.6
Total Diebold Nixdorf, Incorporated shareholders' equity	1,066.2	1,063.8
Noncontrolling interests	9.7	15.4
Total equity	1,075.9	1,079.2
Total liabilities and equity	$3,901.3	$4,162.0
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited and in millions, except per share amounts)

	Successor		Predecessor
	Three months ended	Period from	Period from
	September 30, 2024	08/12/2023 through 09/30/2023	07/01/2023 through 08/11/2023
Net sales
Services	$541.7	$305.5	$240.6
Products	385.4	286.3	111.0
	927.1	591.8	351.6
Cost of sales
Services	403.5	226.1	171.3
Products	287.0	236.1	94.8
	690.5	462.2	266.1
Gross profit	236.6	129.6	85.5
Selling and administrative expense	164.6	81.1	73.9
Research, development and engineering expense	23.4	12.0	10.5
Loss (gain) on sale of assets, net	0.6	(1.5)	—
Impairment of assets	1.6	1.1	0.6
	190.2	92.7	85.0
Operating profit (loss)	46.4	36.9	0.5
Other income (expense)
Interest income	2.9	2.0	1.7
Interest expense	(38.4)	(25.3)	(22.0)
Foreign exchange gain (loss), net	(2.9)	(27.3)	7.9
Reorganization items, net	—	(8.0)	2,250.3
Miscellaneous gain (loss), net	1.7	(0.8)	6.2
Profit (loss) before taxes	9.7	(22.5)	2,244.6
Income tax expense (benefit)	29.9	(13.2)	94.1
Equity in earnings (loss) of unconsolidated subsidiaries, net	(1.5)	1.1	0.2
Net income (loss)	(21.7)	(8.2)	2,150.7
Net income (loss) attributable to noncontrolling interests	0.7	0.7	(0.2)
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(22.4)	$(8.9)	$2,150.9

Basic weighted-average shares outstanding	37.6	37.6	80.0
Diluted weighted-average shares outstanding	37.6	37.6	81.4

Net income (loss) attributable to Diebold Nixdorf, Incorporated
Basic earnings (loss) per share	$(0.60)	$(0.24)	$26.89
Diluted earnings (loss) per share	$(0.60)	$(0.24)	$26.42
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited and in millions, except per share amounts)

	Successor		Predecessor
	Nine months ended	Period from	Period from
	September 30, 2024	08/12/2023 through 09/30/2023	01/01/2023 through 08/11/2023
Net sales
Services	$1,607.2	$305.5	$1,295.0
Products	1,155.0	286.3	836.9
	2,762.2	591.8	2,131.9
Cost of sales
Services	1,210.2	226.1	922.4
Products	863.6	236.1	689.5
	2,073.8	462.2	1,611.9
Gross profit	688.4	129.6	520.0
Selling and administrative expense	478.4	81.1	458.7
Research, development and engineering expense	69.7	12.0	62.3
Loss (gain) on sale of assets, net	(2.2)	(1.5)	1.2
Impairment of assets	1.6	1.1	3.3
	547.5	92.7	525.5
Operating profit (loss)	140.9	36.9	(5.5)
Other income (expense)
Interest income	10.1	2.0	6.7
Interest expense	(120.6)	(25.3)	(173.6)
Foreign exchange gain (loss), net	5.1	(27.3)	(1.2)
Reorganization items, net	—	(8.0)	1,614.1
Miscellaneous gain (loss), net	5.3	(0.8)	12.3
Profit (loss) before taxes	40.8	(22.5)	1,452.8
Income tax expense (benefit)	58.8	(13.2)	90.4
Equity in earnings (loss) of unconsolidated subsidiaries, net	(2.9)	1.1	(0.5)
Net income (loss)	(20.9)	(8.2)	1,361.9
Net income (loss) attributable to noncontrolling interests	1.2	0.7	(0.8)
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(22.1)	$(8.9)	$1,362.7

Basic weighted-average shares outstanding	37.6	37.6	79.7
Diluted weighted-average shares outstanding	37.6	37.6	81.4

Net income (loss) attributable to Diebold Nixdorf, Incorporated
Basic earnings (loss) per share	$(0.59)	$(0.24)	$17.10
Diluted earnings (loss) per share	$(0.59)	$(0.24)	$16.74
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited and in millions)

	Successor		Predecessor
	Three months ended	Period from	Period from
	September 30, 2024	08/12/2023 through 09/30/2023	07/01/2023 through 08/11/2023
Net income (loss)	$(21.7)	$(8.2)	$2,150.7
Other comprehensive income (loss), net of tax
Translation adjustment	81.0	(35.6)	(4.5)
Foreign currency hedges (net of tax of $— and $— in the Successor periods and $— in the Predecessor period, respectively)	(0.1)	—	4.7
Interest rate hedges
Net income recognized in other comprehensive income (net of tax of $— and $— in the Successor periods and $— in the Predecessor period, respectively)	(0.1)	—	2.9
Pension and other post-retirement benefits
Net actuarial gain amortized (net of tax of $6.8 and $— in the Successor periods and $(3.1) in the Predecessor period, respectively)	8.1	—	1.1
Other comprehensive income (loss), net of tax	88.9	(35.6)	4.2
Comprehensive income (loss)	67.2	(43.8)	2,154.9
Less: Comprehensive income (loss) attributable to noncontrolling interests	0.6	0.9	(3.5)
Comprehensive income (loss) attributable to Diebold Nixdorf, Incorporated	$66.6	$(44.7)	$2,158.4

See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited and in millions)

	Successor		Predecessor
	Nine months ended	Period from	Period from
	September 30, 2024	08/12/2023 through 09/30/2023	01/01/2023 through 08/11/2023
Net income (loss)	$(20.9)	$(8.2)	$1,361.9
Other comprehensive income (loss), net of tax
Translation adjustment	2.6	(35.6)	21.0
Foreign currency hedges (net of tax of $(0.3) and $— in the Successor periods and $— in the Predecessor period, respectively)	(0.4)	—	4.7
Interest rate hedges
Net income recognized in other comprehensive income (net of tax of $— and $— in the Successor periods and $— in the Predecessor period, respectively)	(0.4)	—	3.4
Pension and other post-retirement benefits
Net actuarial gain amortized (net of tax of $4.6 and $— in the Successor periods and $(3.8) in the Predecessor period, respectively)	15.0	—	3.2
Other comprehensive income (loss), net of tax	16.8	(35.6)	32.3
Comprehensive income (loss)	(4.1)	(43.8)	1,394.2
Less: Comprehensive income (loss) attributable to noncontrolling interests	0.9	0.9	(8.5)
Comprehensive income (loss) attributable to Diebold Nixdorf, Incorporated	$(5.0)	$(44.7)	$1,402.7

See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited and in millions)

	Successor		Predecessor
	Nine months ended	Period from 08/12/2023	Period from 01/01/2023
	September 30, 2024	through 09/30/2023	through 08/11/2023
Cash flow from operating activities
Net income (loss)	$(20.9)	$(8.2)	$1,361.9
Adjustments to reconcile net loss to cash flow used by operating activities:
Depreciation and amortization	25.8	7.3	35.5
Amortization of fair valued assets	68.3	13.7	41.8
Amortization of deferred financing costs into interest expense	1.3	0.9	21.8
Reorganization items (non-cash)	—	—	(1,747.6)
Reorganization items (debt make whole premium)	—	—	91.0
Share-based compensation	7.4	—	5.1
Debt prepayment costs	2.0	—	—
(Gain) loss on sale of assets, net	(1.8)	(1.5)	1.2
Impairment of assets	1.6	1.1	3.3
Deferred income taxes	2.0	(50.3)	79.8
Other	(0.2)	—	—
Changes in certain assets and liabilities:
Trade receivables	55.5	(104.6)	9.9
Inventories	(56.7)	54.0	(98.1)
Accounts payable	(51.1)	90.4	(140.4)
Deferred revenue	(51.2)	(58.2)	(51.0)
Sales tax and net value added tax	(37.4)	10.9	(38.1)
Income taxes	7.0	27.7	(26.0)
Accrued salaries, wages and commissions	12.1	(12.9)	33.0
Restructuring accrual	4.4	(1.8)	(30.2)
Pension and post retirement benefits	(5.5)	(1.3)	2.0
Accrued interest	(1.6)	11.5	20.9
Certain other assets and liabilities	(8.0)	16.7	9.2
Net cash used by operating activities	(47.0)	(4.6)	(415.0)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows - (Continued)
(unaudited and in millions)

	Successor		Predecessor
	Nine months ended	Period from 08/12/2023	Period from 01/01/2023
	September 30, 2024	through 09/30/2023	through 08/11/2023
Cash flow from investing activities
Capital expenditures	(12.2)	(3.5)	(15.1)
Capitalized software development	(18.2)	(3.7)	(13.1)
Proceeds from maturities of investments	214.1	54.2	153.2
Payments for purchases of investments	(213.2)	(57.3)	(141.0)
Proceeds from sale of assets	1.3	—	—
Net cash used by investing activities	(28.2)	(10.3)	(16.0)
Cash flow from financing activities
Revolving credit facility borrowings, net	38.7	—	—
Repayment of ABL credit agreement, net	—	—	(188.3)
Debt issuance costs	(4.6)	—	(5.1)
Receipt of DIP financing	—	—	1,250.0
Borrowings - FILO	—	—	58.9
Repayments - FILO	—	—	(58.9)
Repayment of superpriority term loan	—	—	(400.6)
Repayment Exit facility	(200.0)	—	—
Other debt borrowings	0.6	4.9	4.4
Other debt repayments	(0.1)	(1.6)	(2.5)
Debt make whole premium	—	—	(91.0)
Debt prepayment costs	(2.0)	—	—
Distributions to noncontrolling interest holders	(3.2)	—	—
Other	(3.9)	(0.5)	(3.4)
Net cash (used), provided by financing activities	(174.5)	2.8	563.5
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8.2)	(4.9)	2.9
Change in cash, cash equivalents and restricted cash	(257.9)	(17.0)	135.4
Add: Cash included in assets held for sale at beginning of period	—	0.7	2.8
Less: Cash included in assets held for sale at end of period	—	—	0.7
Cash, cash equivalents and restricted cash at the beginning of the period	592.3	456.6	319.1
Cash, cash equivalents and restricted cash at the end of the period	$334.4	$440.3	$456.6
Cash paid for:
Income taxes	$40.1	$7.1	$25.2
Interest	$112.8	$12.0	$74.7

	Successor		Predecessor
	September 30, 2024	September 30, 2023	August 11, 2023
Cash and cash equivalents	$251.1	$376.1	$395.8
Restricted cash	83.3	64.2	60.8
Total cash, cash equivalents and restricted cash at the end of the period	$334.4	$440.3	$456.6
See accompanying notes to condensed consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2024 (unaudited)
Notes to Condensed Consolidated Financial Statements (in millions, except per share amounts)

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

References to “Predecessor” relate to the Condensed Consolidated Statements of Operations for the periods from January 1, 2023 and July 1, 2023 through and including the adjustments from the application of Fresh Start Accounting on August 11, 2023 (Predecessor period). References to “Successor” relate to the Condensed Consolidated Balance Sheets of the reorganized Company as of December 31, 2023 and September 30, 2024, and Condensed Consolidated Statements of Operations for the periods from August 12, 2023 through September 30, 2023, and the three and nine months ended September 30, 2024 (Successor periods) and are not comparable to the Predecessor as indicated by the “black line” division in the financial statements and footnote tables, which emphasizes the lack of comparability between amounts presented. The Company’s financial results for future periods following the application of Fresh Start Accounting will be different from historical trends and the differences may be material.

Principles of Consolidation
We consolidate all wholly owned subsidiaries and controlled joint ventures. All material intercompany accounts and transactions have been eliminated in consolidation.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2024 (unaudited)
Notes to Condensed Consolidated Financial Statements (in millions, except per share amounts)

Immaterial Error Correction
The Company’s Condensed Consolidated Statement of Operations for the periods from July 1, 2023 through August 11, 2023 (Predecessor) and from August 12, 2023 through September 30, 2023 (Successor) include corrections of an immaterial prior period accounting error related to the recording of interest expense. The correction resulted in a decrease of $4.4 to “Interest expense” in the Predecessor period and a decrease of $17.6 to “Interest Expense” in the Successor period. The Successor period Condensed Consolidated Balance Sheet as of December 31, 2023 also includes an increase of $4.4 to “Other assets”, and reduction of $4.4 to “Goodwill” as a result of the error correction.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2024 (unaudited)
Notes to Condensed Consolidated Financial Statements (in millions, except per share amounts)

Note 4: Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted-average number of shares of common stock outstanding. Diluted earnings (loss) per share includes the dilutive effect of shares of potential common stock outstanding. Under the two-class method of computing earnings (loss) per share, non-vested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities. During the Predecessor periods, the Company’s participating securities included restricted stock units (RSUs), director deferred shares and shares that vested but were deferred by employees. There were no participating securities in the Successor periods. The Company calculated basic and diluted earnings (loss) per share under both the treasury stock method and the two-class method. For the Successor periods of the three and nine months ended September 30, 2024, of August 12, 2023 through September 30, 2023 and the Predecessor periods of July 1, 2024 through August 11, 2023 and January 1, 2023 through August 11, 2023, there were no differences in the earnings (loss) per share amounts calculated using the two methods. Accordingly, the treasury stock method is disclosed below; however, because the Company was in a net loss position in the Successor periods and the Predecessor periods, dilutive shares are excluded from the shares used in the computation of diluted loss per share in these periods.

The following table represents amounts used in computing earnings (loss) per share and the effect on the weighted-average number of shares of potential dilutive common stock:

	Successor		Predecessor
	Three months ended	Period from	Period from
	September 30, 2024	08/12/2023 through 09/30/2023	07/01/2023 through 08/11/2023
Earnings (loss) used in basic and diluted loss per share
Net income (loss)	$(21.7)	$(8.2)	$2,150.7
Net income (loss) attributable to noncontrolling interests	0.7	0.7	$(0.2)
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(22.4)	(8.9)	$2,150.9

Weighted-average number of shares of common stock used in basic earnings (loss) per share	37.6	37.6	$80.0
Effect of dilutive shares (1)	—	—	$1.4
Weighted-average number of shares used in diluted earnings (loss) per share	37.6	37.6	$81.4
Net income (loss) attributable to Diebold Nixdorf, Incorporated
Basic earnings (loss) per share	$(0.60)	(0.24)	26.89
Diluted earnings (loss) per share	$(0.60)	(0.24)	26.42

Anti-dilutive shares
Anti-dilutive shares not used in calculating diluted weighted-average shares	0.6	—	$1.9
(1)Shares of 0.2 for the three months ended September 30, 2024 (Successor) are excluded from the computation of diluted loss per share because the effects are anti-dilutive, due to the net loss position.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2024 (unaudited)
Notes to Condensed Consolidated Financial Statements (in millions, except per share amounts)

	Successor		Predecessor
	Nine months ended	Period from	Period from
	September 30, 2024	08/12/2023 through 09/30/2023	01/01/2023 through 08/11/2023
Earnings (loss) used in basic and diluted loss per share
Net income (loss)	$(20.9)	$(8.2)	$1,361.9
Net income (loss) attributable to noncontrolling interests	1.2	$0.7	$(0.8)
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(22.1)	$(8.9)	$1,362.7

Weighted-average number of shares of common stock used in basic earnings (loss) per share	37.6	37.6	$79.7
Effect of dilutive shares (1)	—	—	$1.7
Weighted-average number of shares used in diluted earnings (loss) per share	37.6	37.6	$81.4
Net income (loss) attributable to Diebold Nixdorf, Incorporated
Basic earnings (loss) per share	$(0.59)	$(0.24)	$17.10
Diluted earnings (loss) per share	$(0.59)	$(0.24)	$16.74

Anti-dilutive shares
Anti-dilutive shares not used in calculating diluted weighted-average shares	1.1	—	2.1
(1)Shares of 0.1 for the nine months ended September 30, 2024 (Successor) are excluded from the computation of diluted loss per share because the effects are anti-dilutive, due to the net loss position.

Note 5: Income Taxes

	Successor		Predecessor
	Three months ended	Period from	Period from
	September 30, 2024	08/12/2023 through 09/30/2023	07/01/2023 through 08/11/2023
Income Tax Expense/(Benefit)	$29.9	$(13.2)	$94.1
Effective Tax Rate	308.2%	58.7%	4.2%

	Successor		Predecessor
	Nine months ended	Period from	Period from
	September 30, 2024	08/12/2023 through 09/30/2023	01/01/2023 through 08/11/2023
Income Tax Expense/(Benefit)	$58.8	$(13.2)	$90.4
Effective Tax Rate	144.1%	58.7%	6.2%

The effective tax rate on the loss from continuing operations was 308.2% and 144.1% for the three and nine months ended September 30, 2024, respectively. The effective tax rate differed compared to the U.S. federal statutory rate for the variations in the expected jurisdictional mix of earnings and expected permanent tax differences relative to pretax earnings. For the three and nine months ended September 30, 2024, the Company estimated its annual effective tax rate and applied it to year-to-date ordinary income/loss pursuant to Accounting Standards Codification (ASC) 740-270-25-1. The Company reports the tax effect of unusual or infrequently occurring items, including changes in judgement about valuation allowances, uncertain tax positions, and effects of changes in tax laws or rates in the interim period in which they occur. The BEPS 2.0 Pillar Two global minimum tax rules, previously enacted by several jurisdictions in which the Company operates, became effective in 2024. The Company does not estimate a material impact on its annual effective tax rate from these rules.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2024 (unaudited)
Notes to Condensed Consolidated Financial Statements (in millions, except per share amounts)

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

Note 6: Inventories

Major classes of inventories are summarized as follows:

	Successor
	September 30, 2024	December 31, 2023
Raw materials and work in process	$184.1	$174.0
Finished goods	277.3	242.0
Total product inventories	461.4	416.0

Service parts	179.7	173.8
Total inventories	$641.1	$589.8

Note 7: Goodwill and Other Intangible Assets

The Company has the following operating segments: Banking and Retail. This is described in further detail in Note 16, and is consistent with how the Chief Executive Officer, the chief operating decision maker (CODM), makes key operating decisions, allocates resources, and assesses the performance of the business.

The excess of the Successor’s reorganization value over the fair value of identified tangible and intangible assets as of the Effective Date is reported separately on the Company’s Condensed Consolidated Balance Sheets as goodwill.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2024 (Successor):

	Banking	Retail	Total
Goodwill, balance at January 1, 2024 (Successor)	$468.1	$144.2	$612.3
Currency translation adjustment	5.6	1.7	7.3
Goodwill, balance at September 30, 2024 (Successor)	$473.7	$145.9	$619.6

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2024 (unaudited)
Notes to Condensed Consolidated Financial Statements (in millions, except per share amounts)

The following summarizes information on Intangible assets by major category:

		Successor
		September 30, 2024			December 31, 2023
	Weighted-average remaining useful lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	16.7 years	$558.3	$(35.6)	$522.7	$555.5	$(12.5)	$543.0

Trademarks and trade names	17.8 years	119.8	(7.3)	112.5	118.8	(2.6)	116.2
Capitalized software development	4.6 years	35.7	(4.0)	31.7	22.0	(1.1)	20.9
Technology know-how and development costs non-software	5.2 years	194.9	(35.1)	159.8	193.3	(12.5)	180.8
Other intangibles	0.4 years	48.0	(28.9)	19.1	40.6	(10.2)	30.4
Other intangible assets, net		398.4	(75.3)	323.1	374.7	(26.4)	348.3
Total		$956.7	$(110.9)	$845.8	$930.2	$(38.9)	$891.3

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

The following table identifies the activity relating to total capitalized software development:

2024
Beginning balance as of January 1 (Successor)	$20.9
Capitalization	12.9
Amortization	(1.8)
Other	(0.3)
Ending balance as of September 30 (Successor)	31.7

2023
Beginning balance as of January 1 (Predecessor)	$42.5
Capitalization	13.1
Amortization	(12.4)
Other	(6.1)
Fresh Start Accounting adjustment	(23.3)
Beginning balance as of August 12 (Successor)	13.8
Capitalization	3.7
Amortization	(0.8)
Other	(0.7)
Ending balance as of September 30 (Successor)	$16.0

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2024 (unaudited)
Notes to Condensed Consolidated Financial Statements (in millions, except per share amounts)

The Company's total amortization expense, excluding amounts related to deferred financing costs, was as follows:

	Successor		Predecessor
	Three months ended	Period from	Period from
	September 30, 2024	08/12/2023 through 09/30/2023	07/01/2023 through 08/11/2023
Amortization expense, excluding deferred financing costs	$23.0	$15.6	$11.0

	Nine months ended	Period from	Period from
	September 30, 2024	08/12/2023 through 09/30/2023	01/01/2023 through 08/11/2023
Amortization expense, excluding deferred financing costs	$74.5	$15.6	$59.0

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

Changes in the Company’s warranty liability balance are illustrated in the following table:

Successor
2024
Beginning balance as of January 1 (Successor)	$28.0
Current period accruals	36.2
Current period settlements	(40.0)
Currency translation adjustment	(0.2)
Ending balance as of September 30 (Successor)	$24.0

2023
Beginning balance as of January 1 (Predecessor)	$28.3
Current period accruals	18.8
Current period settlements	(21.9)
Currency translation adjustment	1.4
Beginning balance as of August 12 (Successor)	26.6
Current period accruals	3.9
Current period settlements	(4.1)
Currency translation adjustment	(1.2)
Ending balance as of September 30 (Successor)	$25.2

Note 9: Restructuring

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

Also during the fourth quarter of 2023, the Company introduced its continuous improvement initiative, noting that the Company is focused on consistently innovating its solutions to support a better transaction experience for consumers at bank and retail locations while simultaneously streamlining cost structures and business processes through the integration of hardware, software and services. The most significant expense of the quarter ended September 30, 2024 primarily relate to transitioning personnel and consultant fees in relation to the improvement process.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2024 (unaudited)
Notes to Condensed Consolidated Financial Statements (in millions, except per share amounts)

The following tables summarizes the impact of the Company’s restructuring charges on the Consolidated Statements of Operations:

	Successor		Predecessor
	Three months ended	Period from	Period from
	September 30, 2024	08/12/2023 through 09/30/2023	07/01/2023 through 08/11/2023
Cost of sales – services	$3.8	$(2.5)	$1.1
Cost of sales – products	1.4	(1.8)	0.2
Selling and administrative expense	25.4	9.9	3.0
Research, development and engineering expense	0.5	0.1	0.4
Loss on sale of assets, net	0.7	0.5	0.6
Total	$31.8	$6.2	$5.3

	Successor		Predecessor
	Nine months ended	Period from	Period from
	September 30, 2024	08/12/2023 through 09/30/2023	01/01/2023 through 08/11/2023
Cost of sales – services	$19.8	$(2.5)	$5.3
Cost of sales – products	3.2	(1.8)	0.8
Selling and administrative expense	52.4	9.9	29.4
Research, development and engineering expense	3.0	0.1	1.5
Loss on sale of assets, net	0.7	0.5	1.9
Total	$79.1	$6.2	$38.9

The following table summarizes the Company’s severance accrual balance and related activity:

2024
Beginning balance as of January 1 (Successor)	$10.3
Severance accrual	27.2
Payout/Settlement	(22.8)
Other	0.1
Ending balance as of September 30 (Successor)	$14.8

2023
Beginning balance as of January 1 (Predecessor)	$44.2
Current period accruals	6.8
Current period settlements	(37.0)
Currency translation adjustment	0.4
Beginning balance as of August 12 (Successor)	$14.4
Current period accruals	3.3
Current period settlements	(5.4)
Currency translation adjustment	(0.3)
Ending balance as of September 30 (Successor)	$12.0

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2024 (unaudited)
Notes to Condensed Consolidated Financial Statements (in millions, except per share amounts)

Note 10: Debt

Outstanding debt balances were as follows:

	Successor
	September 30, 2024	December 31, 2023
Notes payable – current
Other	$0.8	$0.3
	$0.8	$0.3

Long-term debt
Exit Facility	$1,050.0	$1,250.0
Revolving Facility	38.7	—
Other	15.4	3.6
	$1,104.1	$1,253.6
Long-term deferred financing fees	(4.5)	(1.2)
	$1,099.6	$1,252.4

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

Upon emergence from the Chapter 11 Cases and Dutch Scheme Proceedings, the Company’s existing $1,250.0 DIP Facility was terminated and the loans outstanding under the DIP Facility were converted into loans outstanding under the Exit Facility (the Conversion), and the liens and guarantees, including all guarantees and liens granted by certain subsidiaries of the Company that are organized in the United States and in certain foreign jurisdictions, granted under the DIP Facility were automatically terminated and released. In connection with the Conversion, the entire $1,250.0 under the Exit Facility was deemed drawn on the Effective Date.

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

Concurrently with the closing of the Credit Facility, the Company prepaid $200.0 (the Repayment) of outstanding principal of its senior secured term loans under the Exit Credit Agreement, by and among the Company, certain financial institutions party

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2024 (unaudited)
Notes to Condensed Consolidated Financial Statements (in millions, except per share amounts)

thereto, as lenders, GLAS USA LLC, as administrative agent, and GLAS Americas LLC, as collateral agent. The Repayment pays down a portion of the borrowings outstanding under the Exit Facility.

The cash flows related to debt borrowings and repayments were as follows:

	Successor		Predecessor
	Nine months ended	Period from	Period from
	September 30, 2024	08/12/2023 through 09/30/2023	01/01/2023 through 08/11/2023
Revolving credit facility borrowings	$200.0	$—	$—

Revolving credit facility repayments	$(161.3)	$—	$—

Other debt borrowings
FILO	$—	$—	$58.9
Proceeds from DIP Facility	—	—	1,250.0
International short-term uncommitted lines of credit borrowings	0.5	4.9	4.4
	$0.5	$4.9	$1,313.3

Other debt repayments
Payments on Exit Financing	$(200.0)	$—	$—
Payments on Term Loan B Facility - USD under the Credit Agreement	—	—	(1.3)
Payments on Term Loan B Facility - Euro under the Credit Agreement	—	—	(0.3)
Repayment of ABL, net	—	—	(188.3)
Repayment of FILO	—	—	(58.9)
Repayment of 2025 Superpriority Term Loans	—	—	(400.6)
International short-term uncommitted lines of credit and other repayments	(0.1)	(1.6)	(0.9)
	$(200.1)	$(1.6)	$(650.3)

Below is a summary of financing information:

Financing Facilities	Interest Rate Index and Margin	Maturity/Termination Dates	Initial Term (Years)
Exit Facility(i)	SOFR + 7.50%	August 2028	5.0
Revolving Credit Facility - Term Benchmark Advances(ii)	SOFR + 4.00%	February 2027	3.0
(i)SOFR with a floor of 4.0%
(ii)    SOFR with a floor of 1.5%

Line of Credit
As of September 30, 2024, the Company had various international short-term lines of credit with borrowing limits aggregating to $22.0. There were no outstanding borrowings on the short-term lines of credit as of September 30, 2024 or December 31, 2023. Short-term lines mature in less than one year and are used to support working capital, vendor financing and foreign exchange derivatives.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2024 (unaudited)
Notes to Condensed Consolidated Financial Statements (in millions, except per share amounts)

Note 11: Equity

The following tables present changes in shareholders' equity attributable to Diebold Nixdorf, Incorporated and the noncontrolling interests:

					Accumulated Other Comprehensive Income (Loss)		Total Diebold Nixdorf, Incorporated Shareholders' Equity
	Common Shares	Additional Capital	Retained Earnings	Treasury Shares		Equity Warrants		Non-controlling Interests	Total Equity
Balance, December 31, 2023 (Successor)	$0.4	$1,038.7	$17.1	$—	$7.6	$—	$1,063.8	$15.4	$1,079.2
Net loss	—	—	(14.6)	—	—	—	(14.6)	0.6	(14.0)
Other comprehensive loss	—	—	—	—	(38.0)	—	(38.0)	—	(38.0)
Share-based compensation expense	—	1.9	—	—	—	—	1.9	—	1.9
Distribution to noncontrolling interest holders, net	—	—	—	—	—	—	—	(3.4)	(3.4)
Balance, March 31, 2024 (Successor)	$0.4	$1,040.6	$2.5	$—	$(30.4)	$—	$1,013.1	$12.6	$1,025.7
Net income	—	—	14.9	—	—	—	14.9	(0.1)	14.8
Other comprehensive loss	—	—	—	—	(33.9)	—	(33.9)	(0.2)	(34.1)
Share-based compensation expense	—	2.6	—	—	—	—	2.6	—	2.6
Balance, June 30, 2024 (Successor)	$0.4	$1,043.2	$17.4	$—	$(64.3)	$—	$996.7	$12.3	$1,009.0
Net loss	—	—	(22.4)	—	—		(22.4)	0.7	(21.7)
Other comprehensive loss	—	—	—	—	89.0	—	89.0	(0.1)	88.9
Share-based compensation expense	—	2.9	—	—	—	—	2.9	—	2.9
Distribution to noncontrolling interest holders, net	—	—	—	—	—	—	—	(3.2)	(3.2)
Balance, September 30, 2024 (Successor)	$0.4	$1,046.1	$(5.0)	$—	$24.7	$—	$1,066.2	$9.7	$1,075.9

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2024 (unaudited)
Notes to Condensed Consolidated Financial Statements (in millions, except per share amounts)

					Accumulated Other Comprehensive Income (Loss)		Total Diebold Nixdorf, Incorporated Shareholders' Equity
	Common Shares	Additional Capital	Accumulated Deficit	Treasury Shares		Equity Warrants		Non-controlling Interests	Total Equity
Balance, December 31, 2022 (Predecessor)	$119.8	$831.5	$(1,406.7)	$(585.6)	$(360.0)	$20.1	$(1,380.9)	$9.8	$(1,371.1)
Net loss	—	—	(111.1)	—	—	—	(111.1)	(0.4)	(111.5)
Other comprehensive income	—	—	—	—	6.3	—	6.3	2.2	8.5
Share-based compensation issued	1.0	(1.0)	—	—	—	—	—	—	—
Share-based compensation expense	—	1.3	—	—	—	—	1.3	—	1.3
Treasury shares	—	—	—	(0.8)	—	—	(0.8)	—	(0.8)
Balance, March 31, 2023 (Predecessor)	$120.8	$831.8	$(1,517.8)	$(586.4)	$(353.7)	$20.1	$(1,485.2)	$11.6	$(1,473.6)
Net loss	—	—	(677.1)	—	—	—	(677.1)	(0.2)	(677.3)
Other comprehensive loss	—	—	—	—	26.2	—	26.2	(6.6)	19.6
Share-based compensation issued	0.4	(0.5)	—	—	—	—	(0.1)	—	(0.1)
Share-based compensation expense	—	0.8	—	—	—	—	0.8	—	0.8
Balance, June 30, 2023 (Predecessor)	$121.2	$832.1	$(2,194.9)	$(586.4)	$(327.5)	$20.1	$(2,135.4)	$4.8	$(2,130.6)
Net income	—	—	2,150.9	—	—	—	2,150.9	(0.2)	2,150.7
Other comprehensive loss	—	—	—	—	7.5	—	7.5	(3.3)	4.2
Share-based compensation expense	—	0.3	—	—	—	—	0.3	—	0.3
Acceleration of Predecessor equity awards	—	2.8	—	—	—	—	2.8	—	2.8
Elimination of Predecessor common shares, additional capital, retained earnings, treasury shares and warrants	(121.2)	(835.2)	48.4	586.4	—	(20.1)	(341.7)	—	(341.7)
Elimination of accumulated other comprehensive income (loss)	—	—	—	—	320.0	—	320.0	—	320.0

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2024 (unaudited)
Notes to Condensed Consolidated Financial Statements (in millions, except per share amounts)

Change in value of non-controlling interests	—	—	—	—	—	—	—	12.6	12.6
Issuance of Successor common shares	0.4	1,038.6	—	—	—	—	1,039.0	—	1,039.0
Balance, August 12, 2023 (Successor)	$0.4	$1,038.6	$4.4	$—	$—	$—	$1,043.4	$13.9	$1,057.3
Net loss	—	—	(8.9)	—	—		(8.9)	0.7	(8.2)
Other comprehensive loss	—	—	—	—	(35.8)	—	(35.8)	0.2	(35.6)
Balance, September 30, 2023 (Successor)	$0.4	$1,038.6	$(4.5)	$—	$(35.8)	$—	$998.7	$14.8	$1,013.5

Note 12: Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the Company’s accumulated other comprehensive income (loss) (AOCI), net of tax, by component for 2024:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2024 (Successor)	$14.2	$(0.1)	$—	$(6.1)	$(0.4)	$7.6
Other comprehensive income (loss) before reclassifications (1)	(43.0)	—	—	—	—	(43.0)
Amounts reclassified from AOCI	—	—	—	5.0	—	5.0
Net current-period other comprehensive income (loss)	(43.0)	—	—	5.0	—	(38.0)
Balance at March 31, 2024 (Successor)	$(28.8)	$(0.1)	$—	$(1.1)	$(0.4)	$(30.4)
Other comprehensive income (loss) before reclassifications (2)	(35.2)	(0.3)	(0.3)	—	—	(35.8)
Amounts reclassified from AOCI	—	—	—	1.9	—	1.9
Net current-period other comprehensive income (loss)	(35.2)	(0.3)	(0.3)	1.9	—	(33.9)
Balance at June 30, 2024 (Successor)	$(64.0)	$(0.4)	$(0.3)	$0.8	$(0.4)	$(64.3)
Other comprehensive income (loss) before reclassifications (3)	81.1	(0.1)	(0.1)	—	—	80.9
Amounts reclassified from AOCI	—	—	—	8.1	—	8.1
Net current-period other comprehensive income (loss)	81.1	(0.1)	(0.1)	8.1	—	89.0
Balance at September 30, 2024 (Successor)	$17.1	$(0.5)	$(0.4)	$8.9	$(0.4)	$24.7
(1) Other comprehensive income (loss) before reclassifications within the translation component excludes a nominal translation amount attributable to noncontrolling interests.
(2) Other comprehensive income (loss) before reclassifications within the translation component excludes a $0.2 translation amount attributable to noncontrolling interests.
(3) Other comprehensive income (loss) before reclassifications within the translation component excludes a $0.1 translation amount attributable to noncontrolling interests.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2024 (unaudited)
Notes to Condensed Consolidated Financial Statements (in millions, except per share amounts)

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

The following table summarizes the details about the amounts reclassified from AOCI:

	Successor		Predecessor	Affected Line Item on the Statement of Operations
	Three months ended	Period from	Period from
	September 30, 2024	08/12/2023 through 09/30/2023	07/01/2023 through 08/11/2023
Pension and post-retirement benefits:
Net actuarial gain (loss) amortized (net of tax of $6.8 and $—in the Successor periods and $(3.1) in the Predecessor period, respectively)	$8.1	$—	$1.1	Miscellaneous, net

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2024 (unaudited)
Notes to Condensed Consolidated Financial Statements (in millions, except per share amounts)

	Successor		Predecessor	Affected Line Item on the Statement of Operations
	Nine months ended	Period from	Period from
	September 30, 2024	08/12/2023 through 09/30/2023	01/01/2023 through 08/11/2023
Pension and post-retirement benefits:
Net actuarial gain (loss) amortized (net of tax of $4.6 and $—in the Successor periods and $(3.8) in the Predecessor period, respectively)	$15.0	$—	$3.2	Miscellaneous, net

Note 13: Fair Value of Assets and Liabilities

Assets and liabilities subject to fair value measurement by fair value level are recorded as follows:

		Successor
		September 30, 2024			December 31, 2023
			Fair Value Measurements Using			Fair Value Measurements Using
	Classification on Condensed Consolidated Balance Sheets	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets
Certificates of deposit	Short-term investments	$11.3	$11.3	$—	$13.4	$13.4	$—
Assets held in rabbi trusts	Securities and other investments	3.1	3.1	—	2.9	2.9	—
Total		$14.4	$14.4	$—	$16.3	$16.3	$—
Liabilities
Foreign exchange forward contracts	Other current liabilities	$0.1	$—	$0.1	$0.4	$—	$0.4
Deferred compensation	Other liabilities	3.1	3.1	—	2.9	2.9	—
Total		$3.2	$3.1	$0.1	$3.3	$2.9	$0.4

The Company uses the end of period when determining the timing of transfers between levels. During the Successor and Predecessor periods, there were no transfers between levels.

The carrying amount of the Company's Revolving Credit Facility approximates fair value. The remaining debt had a carrying value of $1,066.2 and fair value of $1,091.7 at September 30, 2024, and a carrying value of $1,253.9 and fair value of $1,285.5 at December 31, 2023.

Refer to Note 10 for further details surrounding the Company's debt as of September 30, 2024 compared to December 31, 2023.

Note 14: Commitments and Contingencies

Indirect Tax Contingencies
At September 30, 2024, the Company was a party to several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the condensed consolidated financial statements would not be materially affected by the outcome of these indirect tax claims and/or proceedings or asserted claims.
Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated liabilities. The Company estimated the aggregate risk at September 30, 2024 to be up to $56.1 for its material indirect tax matters. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2024 (unaudited)
Notes to Condensed Consolidated Financial Statements (in millions, except per share amounts)

Legal Contingencies
At September 30, 2024, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate were considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings or asserted claims. In addition to these normal course of business litigation matters, the Company continues to be a party to the proceedings that began in the Predecessor period described below:

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

Bank Guarantees, Standby Letters of Credit, and Surety Bonds
In the ordinary course of business, the Company may issue performance guarantees on behalf of its subsidiaries to certain customers and other parties. Some of those guarantees may be backed by standby letters of credit, surety bonds, or similar instruments. In general, under the guarantees, the Company would be obligated to perform, or cause performance, over the term of the underlying contract in the event of an unexcused, uncured breach by its subsidiary, or some other specified triggering event, in each case as defined by the applicable guarantee. At September 30, 2024, the maximum future contractual obligations relative to these various guarantees totaled $101.9, of which $22.6 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2023, the maximum future payment obligations relative to these various guarantees totaled $117.1, of which $23.0 represented standby letters of credit to insurance providers, and no associated liability was recorded.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2024 (unaudited)
Notes to Condensed Consolidated Financial Statements (in millions, except per share amounts)

Restricted Cash
The following table provides a reconciliation of Cash, cash equivalents and Short-term and Long-term restricted cash reporting within the Company's Condensed Consolidated Balance Sheets and in the Condensed Consolidated Statements of Cash Flows:

	Successor
	September 30, 2024	December 31, 2023
Cash and cash equivalents	$251.1	$550.2

Professional fee escrow	0.2	0.2
Bank collateral guarantees	74.2	32.5
Pension collateral guarantees	8.9	9.4
Restricted cash and cash equivalents	83.3	42.1
Total cash, cash equivalents, and restricted cash	$334.4	$592.3

The balance of restricted cash at September 30, 2024 primarily relates to requirements of the Revolving Credit Agreement.

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

	Successor		Predecessor
	Nine months ended	Period from	Period from
Timing of revenue recognition	September 30, 2024	08/12/2023 through 09/30/2023	01/01/2023 through 08/11/2023
Products transferred at a point in time	42%	48%	39%
Products and services transferred over time	58%	52%	61%
Net sales	100%	100%	100%

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

The following table provides information about receivables and deferred revenue, which represent contract liabilities from contracts with customers:

Contract balance information	Trade receivables	Contract liabilities
Balance at December 31, 2023 (Successor)	$721.8	$376.2
Balance at September 30, 2024 (Successor)	$665.4	$318.2

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2024 (unaudited)
Notes to Condensed Consolidated Financial Statements (in millions, except per share amounts)

There have been $18.0, $1.0, and $16.6 of impairment losses recognized as bad debt related to receivables or contract assets arising from the Company's contracts with customers during the nine months ended September 30, 2024, the period from August 12, 2023 through September 30, 2023 (Successor) and the period from January 1, 2023 through August 11, 2023 (Predecessor), respectively.

As of December 31, 2023, the Company had $376.2 of unrecognized deferred revenue constituting the remaining performance obligations that are unsatisfied (or partially unsatisfied). During the nine months ended September 30, 2024, the Company recognized revenue of $244.7 related to the Company's deferred revenue balance at December 31, 2023.

Transaction price allocated to the remaining performance obligations
As of September 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1,300. The Company generally expects to recognize revenue on the remaining performance obligations over the next twelve months. The Company enters into service agreements with cancellable terms after a certain period without penalty. Unsatisfied obligations reflect only the obligation during the initial term. The Company applies the practical expedient in ASC paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

Note 16: Segment Information

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2024 (unaudited)
Notes to Condensed Consolidated Financial Statements (in millions, except per share amounts)

The following tables present information regarding the Company’s segment performance and provide a reconciliation between segment operating profit and the consolidated Profit (loss) before taxes:

	Successor		Predecessor
	Three months ended	Period from	Period from
	September 30, 2024	08/12/2023 through 09/30/2023	07/01/2023 through 08/11/2023
Net sales summary by segment
Banking	$690.6	$409.0	$253.2
Retail	236.5	181.1	97.2
Held for sale non-core business(7)	—	1.7	1.2
Total revenue	$927.1	$591.8	$351.6

Segment operating profit
Banking	$136.9	$59.3	$29.3
Retail	33.4	31.3	15.1
Total segment operating profit	$170.3	$90.6	$44.4

Corporate charges not allocated to segments(1)	$(66.9)	$(47.0)	$(26.3)
Impairment of assets(2)	(1.6)	(1.1)	(0.6)
Amortization of fair value assets(3)	(18.8)	—	(6.1)
Restructuring and transformation expenses(4)	(31.8)	(5.1)	(4.8)
Refinancing related costs(5)	(2.1)	0.3	(0.1)
Net non-routine income (expense)(6)	(2.7)	0.2	(4.7)
Held for sale non-core business(7)	—	(1.0)	(1.3)
	(123.9)	(53.7)	(43.9)
Operating profit (loss)	46.4	36.9	0.5
Other income (expense)	(36.7)	(59.4)	2,244.1
Profit (loss) before taxes	$9.7	$(22.5)	$2,244.6
(1)    Corporate charges not allocated to segments include headquarter-based costs associated primarily with human resources, finance, IT and legal that are not directly attributable to a particular segment and are separately assessed by the CODM for purposes of making decisions, assessing performance and allocating resources.
(2)    Impairment in the 2024 Successor period relates to assets identified in the Middle East with a carrying value significantly over market value, impairment in the 2023 Successor period relates to German and Indian facilities and impairment in the 2023 Predecessor period primarily relates to leased European facilities closures.
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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2024 (unaudited)
Notes to Condensed Consolidated Financial Statements (in millions, except per share amounts)

	Successor		Predecessor
	Nine months ended	Period from	Period from
	September 30, 2024	08/12/2023 through 09/30/2023	01/01/2023 through 08/11/2023
Net sales summary by segment
Banking	$2,046.8	$409.0	$1,511.0
Retail	715.4	181.1	610.0
Held for sale non-core European retail business(7)	—	1.7	10.9
Total revenue	$2,762.2	$591.8	$2,131.9

Segment operating profit
Banking	$387.8	$59.3	$211.6
Retail	103.8	31.3	86.2
Total segment operating profit	$491.6	$90.6	$297.8

Corporate charges not allocated to segments(1)	$(196.1)	(47.0)	(159.8)
Impairment of assets(2)	(1.6)	(1.1)	(3.3)
Amortization of fair value assets(3)	(59.5)	—	(41.8)
Restructuring and transformation expenses(4)	(79.1)	(5.1)	(38.4)
Refinancing related costs(5)	(14.0)	0.3	(44.7)
Net non-routine income (expense)(6)	(0.4)	0.2	(7.4)
Held for sale non-core European retail business(7)	—	(1.0)	(7.9)
	(350.7)	(53.7)	(303.3)
Operating profit (loss)	140.9	36.9	(5.5)
Other income (expense)	(100.1)	(59.4)	1,458.3
Profit (loss) before taxes	$40.8	$(22.5)	$1,452.8
(1)    Corporate charges not allocated to segments include headquarter-based costs associated primarily with human resources, finance, IT and legal that are not directly attributable to a particular segment and are separately assessed by the CODM for purposes of making decisions, assessing performance and allocating resources.
(2)    Impairment in the 2024 Successor period relates to assets identified in the Middle East with a carrying value significantly over market value, 2023 Successor period relates to German and Indian facilities, and impairment in the 2023 Predecessor period primarily relates to leased European facilities closures.
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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2024 (unaudited)
Notes to Condensed Consolidated Financial Statements (in millions, except per share amounts)

The following table presents information regarding the Company’s segment net sales by service and product solution:

	Successor		Predecessor
	Three months ended	Period from	Period from
	September 30, 2024	08/12/2023 through 09/30/2023	07/01/2023 through 08/11/2023
Segments
Banking
Services	$400.5	$228.4	$173.0
Products	290.1	180.6	80.2
Total Banking	690.6	409.0	253.2

Retail
Services	141.2	76.0	66.7
Products	95.3	105.1	30.5
Total Retail	236.5	181.1	97.2

Held for sale non-core European retail business
Services	—	1.1	0.9
Products	—	0.6	0.3
Total revenue	$927.1	$591.8	$351.6

	Successor		Predecessor
	Nine months ended	Period from	Period from
	September 30, 2024	08/12/2023 through 09/30/2023	01/01/2023 through 08/11/2023
Segments
Banking
Services	$1,188.6	$228.4	$954.3
Products	858.2	$180.6	$556.7
Total Banking	2,046.8	$409.0	$1,511.0

Retail
Services	418.6	$76.0	$335.2
Products	296.8	$105.1	$274.8
Total Retail	715.4	$181.1	$610.0

Held for sale non-core European retail business
Services	—	$1.1	$5.5
Products	—	$0.6	$5.4
Total revenue	$2,762.2	$591.8	$2,131.9

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2024 (unaudited)
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES (dollars in millions, except per share amounts)

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2024 (unaudited)
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES (dollars in millions, except per share amounts)

Results of Operations

The following discussion of the Company’s financial condition and results of operations provides information that will assist in understanding the financial statements and the changes in certain key items in those financial statements. This discussion focuses on the drivers of Successor results for the three and nine month periods ended September 30, 2024 as well as the drivers of each of the 2023 Predecessor and Successor results for the period from August 12, 2023 through September 30, 2023. The following discussion should be read in conjunction with the condensed consolidated financial statements and the accompanying notes that appear elsewhere in this Quarterly Report on Form 10-Q.

Net Sales

	Successor		Predecessor	Successor		Predecessor
	Three months ended	Period from 08/12/2023	Period from 07/01/2023	Nine months ended	Period from 08/12/2023	Period from 01/01/2023
	September 30, 2024	through 09/30/2023	through 08/11/2023	September 30, 2024	through 09/30/2023	through 08/11/2023
Segments
Banking
Services	$400.5	$228.4	$173.0	$1,188.6	$228.4	$954.3
Products	290.1	180.6	80.2	858.2	180.6	556.7
Total Banking	690.6	409.0	253.2	2,046.8	409.0	1,511.0

Retail
Services	141.2	77.1	67.6	418.6	77.1	340.7
Products	95.3	105.7	30.8	296.8	105.7	280.2
Total Retail	236.5	182.8	98.4	715.4	182.8	620.9

Total Net Sales	$927.1	$591.8	$351.6	$2,762.2	$591.8	$2,131.9
The Company calculates constant currency by translating the prior-year period results at the current year exchange rate.

Banking net sales in both the three and nine month periods of 2024 Successor reflect higher ATM unit sales volume and relatively flat service revenue compared to the 2023 Successor and Predecessor periods. Retail net sales in the 2024 Successor periods were challenged by market headwinds due to retailer's spend environment.

Gross Profit

	Successor		Predecessor	Successor		Predecessor
	Three months ended	Period from	Period from	Nine months ended	Period from	Period from
	September 30, 2024	08/12/2023 through 09/30/2023	07/01/2023 through 08/11/2023	September 30, 2024	08/12/2023 through 09/30/2023	01/01/2023 through 08/11/2023
Gross profit - services	$138.2	$79.4	$69.3	$397.0	$79.4	$372.6
Gross profit - products	98.4	50.2	16.2	291.4	50.2	147.4
Total gross profit	$236.6	$129.6	$85.5	$688.4	$129.6	$520.0

Gross margin - services	25.5%	26.0%	28.8%	24.7%	26.0%	28.8%
Gross margin - products	25.5%	17.5%	14.6%	25.2%	17.5%	17.6%

Total gross margin	25.5%	21.9%	24.3%	24.9%	21.9%	24.4%

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2024 (unaudited)
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES (dollars in millions, except per share amounts)

Three and nine months ended September 30, 2024 (Successor) compared with each of the 2023 Successor and Predecessor Periods
2024 Successor period product gross margin for both the three and nine months ended September 30, 2024 was favorable over the 2023 Successor and Predecessor periods, primarily due to product sales unit volume at favorable pricing as well as favorable logistics costs and normalization of certain raw material costs, most notably semiconductor chips. Further enhancing product gross margin the 2024 Successor period for the nine months ended September 30, 2024 was a PIS/COFIN tax recovery in Brazil.

Service gross margin for the 2024 Successor period continues to experience compression due to investments in resource and service infrastructure, in addition to absorption of charges related to the application of ASC 852, specifically depreciation and amortization of assets that were stepped up to fair value as a result of the Company's emergence from the Restructuring Proceedings.

Operating Expenses

	Successor		Predecessor	Successor		Predecessor
	Three months ended	Period from	Period from	Nine months ended	Period from	Period from
	September 30, 2024	08/12/2023 through 09/30/2023	07/01/2023 through 08/11/2023	September 30, 2024	08/12/2023 through 09/30/2023	01/01/2023 through 08/11/2023
Selling and administrative expense	$164.6	$81.1	$73.9	$478.4	$81.1	$458.7
Research, development and engineering expense	23.4	12.0	10.5	69.7	12.0	62.3
Other operating expenses	2.2	(0.4)	0.6	(0.6)	(0.4)	4.5
Total operating expenses	$190.2	$92.7	$85.0	$547.5	$92.7	$525.5
Percent of net sales	20.5%	15.7%	24.2%	19.8%	15.7%	24.6%

Selling and administrative expenses in all periods presented were driven by spending related to restructuring and transformational initiatives. Research and development costs are reflective of investment in costs savings initiatives as well as project prioritization and rationalization.

Operating Profit (Loss)

	Successor		Predecessor	Successor		Predecessor
	Three months ended	Period from	Period from	Nine months ended	Period from	Period from
	September 30, 2024	08/12/2023 through 09/30/2023	07/01/2023 through 08/11/2023	September 30, 2024	08/12/2023 through 09/30/2023	01/01/2023 through 08/11/2023
Operating profit (loss)	$46.4	$36.9	$0.5	$140.9	$36.9	$(5.5)
Operating margin	5.0%	6.2%	0.1%	5.1%	6.2%	(0.3)%

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2024 (unaudited)
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES (dollars in millions, except per share amounts)

Other Income (Expense)

	Successor		Predecessor	Successor		Predecessor
	Three months ended	Period from	Period from	Nine months ended	Period from	Period from
	September 30, 2024	08/12/2023 through 09/30/2023	07/01/2023 through 08/11/2023	September 30, 2024	08/12/2023 through 09/30/2023	01/01/2023 through 08/11/2023
Interest income	$2.9	$2.0	$1.7	$10.1	$2.0	$6.7
Interest expense	(38.4)	(25.3)	(22.0)	(120.6)	(25.3)	(173.6)
Foreign exchange gain (loss), net	(2.9)	(27.3)	7.9	5.1	(27.3)	(1.2)
Reorganization items, net	—	(8.0)	2,250.3	—	(8.0)	1,614.1
Miscellaneous gain (loss), net	1.7	(0.8)	6.2	5.3	(0.8)	12.3
Other income (expense), net	$(36.7)	$(59.4)	$2,244.1	$(100.1)	$(59.4)	$1,458.3

Three and nine months ended September 30, 2024 (Successor) compared with each of the 2023 Successor and Predecessor Periods
Interest income remained materially consistent across all periods presented, while interest expense in the 2024 Successor period was driven by the lower debt balances partially offset by increased variable interest rates. Refer to Note 10 to our condensed consolidated financial statements for further detail. Foreign exchange gain (loss), net includes realized gains and losses, with the most material fluctuations observed in the Brazilian Real, Colombian Peso, Euro, Mexican Peso and Thai Baht exposures. Miscellaneous gain, net was primarily driven by recognition of non-service pension credits, the most significant of which are in Germany.

Reorganization items, net in the 2023 periods were directly related to the Company's filing and subsequent emergence from the Restructuring Proceedings. For further details please refer to Notes 2 and 3 to our condensed consolidated financial statements. Additional details can also be found in the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Net Income (Loss)

	Successor		Predecessor	Successor		Predecessor
	Three months ended	Period from	Period from	Nine months ended	Period from	Period from
	September 30, 2024	08/12/2023 through 09/30/2023	07/01/2023 through 08/11/2023	September 30, 2024	08/12/2023 through 09/30/2023	01/01/2023 through 08/11/2023
Net income (loss)	$(21.7)	$(8.2)	$2,150.7	$(20.9)	$(8.2)	$1,361.9
Percent of net sales	(2.3)%	(1.4)%	611.7%	(0.8)%	(1.4)%	63.9%
Effective tax rate	308.2%	58.7%	4.2%	144.1%	58.7%	6.2%

Changes in net (loss) income were a result of the fluctuations outlined in the previous sections and impacted by income tax expense. Refer to Note 5 to our condensed consolidated financial statements for additional information regarding tax expense.

Liquidity and Capital Resources

On June 5, 2023, the Company entered into the DIP Credit Agreement, which provided the $1,250.0 DIP Facility. The proceeds of the DIP Facility were used, among others, to: (i) repay in full the term loan obligations, including a make-whole premium, under the Superpriority Facility and (ii) repay in full the ABL Facility and cash collateralize letters of credit thereunder. The payment for the Superpriority Facility totaled $492.3 and was comprised of $401.3 of principal and interest, $20.0 of premium, and a make whole amount of $71.0. The payment for the ABL Facility, including the FILO Tranche, and the cash

Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2024 (unaudited)
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(dollars in millions, except per share amounts)

collateralization of letters of credit thereunder totaled $241.0 and was comprised of $211.2 of principal and interest and $29.8 of cash collateralized letters of credit.

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

On February 13, 2024, the Company, as borrower, entered into a credit agreement (the Revolving Credit Agreement) with certain financial institutions party thereto, as lenders, and PNC Bank, National Association, as administrative agent and collateral agent. The Revolving Credit Agreement provides for a superior-priority senior secured revolving credit facility (the Revolving Credit Facility) in an aggregate principal amount of $200.0, which includes a $50.0 letter of credit sub-limit and a $20.0 swing loan sub-limit. Borrowings under the Revolving Credit Facility may be used by the Company for (i) the repayment of outstanding principal under the senior secured term loans under the Exit Credit Agreement and (ii) general corporate purposes and working capital. Loans under the Revolving Credit Agreement bear interest at an adjusted secured overnight financing rate plus 4.00% per annum or an adjusted base rate plus 3.00% per annum.

Concurrently with the closing of the Revolving Credit Facility, the Company prepaid $200.0 of outstanding principal of its senior secured term loans under the Exit Credit Agreement. As of September 30, 2024, $38.7 was drawn under the Revolving Credit Facility. Liquidity provided thereunder is expected to sustain the Company for at least the next twelve months. The Revolving Credit Facility will mature on February 13, 2027.

The Company's total cash and cash availability was as follows:

	Successor
	September 30, 2024	December 31, 2023
Cash and cash equivalents	$251.1	$550.2
Additional cash availability from:
Short-term investments	11.3	13.4
Total cash and cash availability	$262.4	$563.6

The following table summarizes the results of the Company's Condensed Consolidated Statement of Cash Flows:

	Successor		Predecessor
	Nine months ended	Period from	Period from
Summary of cash flows:	September 30, 2024	08/12/2023 through 09/30/2023	01/01/2023 through 08/11/2023
Net cash used by operating activities	$(47.0)	$(4.6)	$(415.0)
Net cash used by investing activities	(28.2)	(10.3)	(16.0)
Net cash (used), provided by financing activities	(174.5)	2.8	563.5
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8.2)	(4.9)	2.9
Change in cash, cash equivalents and restricted cash	$(257.9)	$(17.0)	$135.4

Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments impact reported cash flows.

•Cash flows from operating activities during the Successor period ended September 30, 2024 were driven by cash provided by trade receivables and cash uses for inventories, accounts payable and deferred revenue. The key drivers of these cash flows are timing of sales, collections, and vendor payments which can fluctuate significantly period to period.

Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2024 (unaudited)
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
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
•Cash flows from operating activities during the Predecessor period ended August 11, 2023 were driven primarily by uses for inventory and accounts payable.

Investing Activities
Cash flows from investing activities during the Successor and Predecessor periods, respectively, approximate normal operations of the Company and reflect expected trend.

Financing Activities
Cash flows from financing activities during the Successor period ended September 30, 2024 draw under the Revolving Credit Facility which was used to pay down the Exit Facility, and a $161.3 repayment of the Revolving Credit Facility (refer to Note 10 of the condensed consolidated financial statements). Cash flows from financing activities during the during the 2023 Predecessor period primarily relate to the Restructuring Proceedings. Refer to Notes 2, 3, and 9 for further details.

Contractual and Other Material Cash Obligations
The Company enters into certain purchase commitments due within one year for materials through contract manufacturing agreements for a total negotiated price. At September 30, 2024, the Company had minimal purchase commitments due within one year for materials through contract manufacturing agreements at negotiated prices.

Except for the repayment of the Exit Facility and the incurrence of debt under the Revolving Credit Facility, contractual and other cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at September 30, 2024 compared to December 31, 2023.

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

Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2024 (unaudited)
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(dollars in millions, except per share amounts)

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
•the ultimate outcome of the appeals for the appraisal proceedings initiated in connection with the implementation of the Domination and Profit Loss Transfer Agreement with the former Diebold Nixdorf AG (which was dismissed in the Company’s favor at the lower court level in 2022) and the merger/squeeze-out (which was dismissed in the Company's favor at the lower court level in 2023);
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

Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2024 (unaudited)
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
(dollars in millions, except per share amounts)

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company's management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that such disclosure controls and procedures were effective as of September 30, 2024.

Change in Internal Controls
During the quarter ended September 30, 2024, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II – Other Information

Item 1: Legal Proceedings

At September 30, 2024, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2024
(in millions, except share and per share amounts)
or results of operations. In management’s opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims.

For more information regarding legal proceedings, please refer to Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2023 and to Legal Contingencies in Note 14 of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Other than as described in Legal Contingencies in Note 14 of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no material developments with respect to the legal proceedings reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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

Item 5: Other Information

Adoption, Modification or Termination of Trading Plans

During the quarter ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2024
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

DIEBOLD NIXDORF, INCORPORATED

Date:	November 07, 2024		/s/ Octavio Marquez
		By:	Octavio Marquez
President and Chief Executive Officer
(Principal Executive Officer)