Form 10-K
period 2024-12-31
DIEBOLD NIXDORF, Inc
filed 2025-02-25
CIK 28823

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer", “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐	Non-Accelerated Filer	☐
Smaller Reporting Company	☐	Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its managements assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 28, 2024 was $767,464,014.
The number of common shares outstanding as of February 17, 2025 was 37,595,784.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒ No  ☐

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Diebold Nixdorf, Incorporated's Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1: BUSINESS
(dollars in millions)

GENERAL

Diebold Nixdorf, Incorporated (collectively with its subsidiaries, the Company) automates, digitizes and transforms the way people bank and shop. The Company is a global market leader in providing mission-critical hardware, software, and services to global blue-chip banking and retail clients. As a partner to the majority of the world's top 100 financial institutions, top 10 global Fortune 500 petroleum companies and top 25 global retailers, the Company's integrated solutions connect digital and physical channels conveniently, securely and efficiently for millions of consumers each day. The Company has a presence in more than 100 countries with approximately 21,000 employees worldwide.

Voluntary Reorganization and Fresh Start Accounting
On August 11, 2023, we emerged from the Restructuring Proceedings described in Note 2 to the consolidated financial statements. As discussed in Note 1 to the consolidated financial statements, upon emergence from the Proceedings, the Company qualified for and adopted fresh start accounting (Fresh Start Accounting), which resulted in the Company becoming a new entity for financial reporting purposes. References to “Predecessor” relate to the consolidated statements of operations for the twelve months ended December 31, 2022 and for the period from January 1, 2023 through and including the adjustments from the application of Fresh Start Accounting on August 11, 2023 (Predecessor Periods). References to “Successor” relate to the consolidated balance sheets of the reorganized Company as of December 31, 2023 and 2024 and the consolidated statements of operations for the period from August 12, 2023 through December 31, 2023 and for the twelve months ended December 31, 2024 (Successor Periods) and are not comparable to the consolidated financial statements of the Predecessor as indicated by the “black line” division in the financial statements and footnote tables, which emphasizes the lack of comparability between amounts presented. The Company’s financial results for future periods following the application of Fresh Start Accounting will be different from historical trends and the differences may be material.

For a more detailed discussion of the Restructuring Proceedings, see Note 2 to the consolidated financial statements.

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

Operational Priorities
The Company is establishing foundational priorities to support its business for the current environment and beyond. The Company is committed to a journey of continuous improvement, focusing on key processes to continuously deliver customer value, driven by four elements:

•People;
•Profitable Revenue Growth;
•Margin Expansion; and
•Free Cash Flow Conversion.

These changes have allowed us to deliver innovative, industry-leading products while providing superior services to our diverse customer base.

People
Through trust, transparency and a shared commitment to excellence, the Company strives to attract, develop and retain exceptional people. It is focused on creating leading-edge products, delivering world-class service and committing to employee engagement to deliver on key objectives.

A strong team drives profitable revenue growth by winning new customers, increasing the Company’s wallet share with existing customers, and accelerating growth through innovation with crisp commercial execution.

Profitable revenue growth
We are focused on accelerating revenue growth by leveraging our DN Series innovation combined with improved commercial execution, which includes winning new customers, increasing wallet share, accelerating growth through innovation and executing on the R&D technology pipeline to maintain technology leadership. Our Banking segment revenue declined approximately 4.4% for the three months ended December 31, 2024 compared to the three months ended December 31, 2023 due to refresh activity and the adoption of cash recycling. Our Retail segment declined approximately 5.3% for the three months ended December 31, 2024 compared to the three months ended December 31, 2023. The decline was largely due to product market headwinds following years of increased investment in self-service solutions following the COVID-19 pandemic.

Retail Services has remained resilient due largely to SCO contract base growth. We also seek to grow our revenue by executing on a R&D technology pipeline to innovate for customers and maintain technology leadership.

Margin expansion
We are taking steps to enhance our profit margins while simultaneously improving customer service levels. DN is in the initial stages of its continuous improvement and lean journey, which management expects to drive improved profitability and execution. Product margin efficiencies are expected to be driven by increased production efficiency, reduced component costs, and lower inbound / outbound logistics costs. Services margin expansion is expected to be a function of restoring basic daily / weekly operating discipline, optimizing tech coverage model, implementing Oracle Field Services, improving spare parts management, as well as addressing revenue leakage.

Free cash flow conversion
We endeavor to improve free cash flow conversion, which we define as free cash flow as a percentage of Adjusted EBITDA, through one or more of the following: EBITDA growth, lower interest expense, increased working capital efficiency, and a reduction in professional fees.

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

Services
Our Banking segment offers services such as the operation of integrated core components to maximize security and drive efficient operations for monitoring and cash management; implementation services; maintenance and availability services; managed services; cash and branch automation services; our AllConnect Data Engine, which provides data driven intelligence; and our Transaction Middleware, which is an adaptable cloud-native transaction processing platform.

Services represents our largest operational component by revenue and includes product-related services, implementation services and managed services. Product-related services incidents are managed through remote service capabilities or an on-site visit. The portfolio includes contracted maintenance, preventive maintenance, “on-demand” maintenance and total implementation services. Implementation services help our customers effectively respond to changing customer demands and includes scalable solutions based on globally standardized processes and tools, a single point of contact and reliable local expertise. Managed services and outsourcing consist of managing the end-to-end business processes and technology integration. Our integrated business solutions include self-service fleet management, branch life-cycle management, ATM as-a-service capabilities, cash cycle management, end-to-end security and transaction management.

Data intelligence powers our service model. We leverage artificial intelligence (AI) to enable faster incident resolution by automating diagnoses and recommending solutions, and we use AI to conduct preventive maintenance risk reduction. Our knowledge base is accessible by all technicians via an application.

Furthermore, our advisory services team collaborates with customers to refine the end-user experience, improve business processes, refine existing staffing models and deploy technology to automate both branches and stores.

Products
The Banking portfolio of products consists of cash recyclers and dispensers, teller automation and advanced kiosk technologies. As financial institutions seek to expand their self-service transaction set and reduce operating costs by shrinking their physical branch footprint, we offer the DN Series® family of self-service solutions.

DN Series products are the culmination of several years of investment in consumer research, design and engineering resources. The DN Series addresses all branch transformation needs and various cash ecosystems, from cash heavy to cash light.

The DN Series ATMs use sensor technology, combined with our latest cloud-based analytics platform, the AllConnect Data Engine, to provide customers with higher performance levels and increased uptime. The DN Series features IoT-enabled data points, which collect and send information to a cloud-based system. Intelligent processing is then applied to that data and a root-cause analysis is conducted to quickly identify and resolve issues before they occur.

The DN Series modular and upgradeable design is the most compact in the industry but has up to 50% higher cassette capacity compared to legacy technology to allow for more notes to be processed, offering a compelling value proposition to our customers.

DN Series Cash Recyclers reduce cash handling and cash management related costs by automating all aspects of the cash management process. DN Series Cash Recyclers provide key benefits across branches and ATMs, including reducing necessary cash-in-transit visits, improving the usability rate of cash, and providing better transparency regarding cash positions and amounts, while providing higher customer satisfaction and uptime. Combined with DN Series Teller Automation devices, the result is a closed loop cash ecosystem at the branch.

The DN Series features the latest cash recycling technology, enabling the ATMs to dispense cash deposited by consumers instead of only from cash supplied by the financial institution, reducing the time and expense associated with replenishing cash inventory.

We are committed to innovation as evidenced by our recently introduced DN Teller Cash Recycler and DN Dual Tower Recycler. The DN Teller Cash Recycler leverages our industry leading cash recycling technology to support comprehensive automation across the entire cash ecosystem at the bank branch. The DN Dual Tower Recycler features the highest cash / note capacity in the market, thereby lowering the cost of managing cash in high cash usage markets.

Software
The Company's DN Vynamic software is an end-to-end software portfolio designed to simplify and enhance the consumer experience. This platform is cloud-native, provides new capabilities and supports advanced transactions via open application program interface (API). In addition, the Company’s software suite simplifies operations by eliminating the traditional focus on internal silos and enabling inter-connected partnerships between financial institutions and payment providers. Through its open approach, DN Vynamic enables new levels of connectivity, integration, and interoperability. The Company’s software suite provides a shared analytic and transaction engine.

Important enablers of our software offerings are the professional service employees who provide systems integration, customization, project management and consulting in order to provide a fully integrated and harmonized solution for banks.

Key Value Drivers
•Our DN Series recyclers are replacing legacy ATMs, as the lack of integration between branch and ATM cash ecosystems are driving redundancies and inefficiencies.
•Managed ATM services are a growing portion of our business as financial institutions are increasingly outsourcing management of ATM fleets, cost efficiency, compliance, security and delivering against evolving consumer needs.
•We are strategically targeting growth markets, where there is significant cash usage or opportunity to replace legacy ATMs.
•We are intensely focused on optimizing the operations / margins via our Continuous Improvement and Lean initiatives.

Retail
The Company’s comprehensive suite of retail solutions, software and services improves the checkout process for retailers while enhancing shopping experiences for consumers. We employ a consultative approach intensely focused on creating seamless customer journeys across the omni-channel.

We maintain strong partnerships with retailers across Europe as a retail systems provider for a list of clients that includes 24 of the top 25 European retailers. Seven of the top ten Global Fortune 500 petroleum companies are our customers. As of December 31, 2024, we were number one in terms of electronic point-of-sale (EPOS) and self-checkout (SCO) shipments in Europe and number two globally according to RBR, with approximately 110,000 SCO installed base units globally.

Services
Our AllConnect Services for retailers includes maintenance and availability services to continuously optimize the performance and total cost of ownership of retail touchpoints, such as checkout, self-service and mobile devices, as well as critical store infrastructure. The Retail services portfolio includes: implementation services to expand, modernize or upgrade store concepts and enable standardized implementation with localized expertise; maintenance and availability services for on-site incident resolution and restoration of multivendor solutions; support services for on-demand service desk support; managed self-service for remote monitoring of stationary and mobile endpoint hardware and multivendor software and planned software deployments and data moves; and professional services for global integration of the suite’s capabilities. As a single point of contact, service personnel plan and supervise store openings, renewals and transformation projects, with attention to local details and customers’ global IT infrastructure. Furthermore, we serve as a system integrator for many third-party technology products / peripherals across the broader store IT landscape via our implementation services solutions.

Our remote services provide incident handling through proactive detection and remote resolution and a single point of contact for multivendor support. Our predictive remote services enable the monitoring of resiliency and solution expert consultation and use AI to collect real-time insights from tens of thousands of devices globally and predict downtime risks and solve issues before they occur. Our smart local services include field operations focused on both break-and-fix services and preventive maintenance. The break-and-fix services are coordinated through remote services. We use AI prediction to conduct preventive maintenance risk reduction and advanced call diagnostics to improve our first time fix rate.

Products
The retail product portfolio includes both modular and integrated, “all-in-one” POS as well as self-service solutions such as SCO and self-service kiosks that address changing consumer shopping journeys, as well as retailers’ and store staff’s automation requirements. Supplementing the product portfolio is a broad range of peripherals, including printers, scales and mobile scanners. Additionally, our retail software solutions are inclusive of a cloud native software platform, which is hardware agnostic and multivendor capable.

Our EPOS and our self-service solutions (SCO and kiosk) address the shift to low-touch retail solutions and software-driven digital journeys. The COVID-19 pandemic accelerated demand for SCOs with a shift to self-service as the prominent checkout format.

Our retail product portfolio includes flexible and modular SCO products and interactive self-ordering kiosks that facilitate a seamless and efficient transaction experience. In 2023, the Company introduced the DN Series™ EASY ONE, the newest member of its DN Series EASY family of self-service solutions. The DN Series EASY ONE is a revolutionary checkout platform built to transform the assisted and self-service shopping experiences, improve store efficiency and reduce retailer total cost of ownership. Designed for retail environments where maximum flexibility is required, the DN Series EASY ONE can be configured for assisted, semi-assisted or full self-service checkout while offering tremendous options for peripherals and mounting. The DN Series EASY MAX Kiosk automates routine tasks and in-store transactions, offers order-taking abilities, particularly at quick service restaurants (QSRs) and fast casual restaurants and presents functionality that furthers store automation and digitalization. DN Series EASY self-checkout solutions provide higher uptime and reduced costs through remote monitoring of hardware and software and have the flexibility to integrate with heterogenous or industry-standard software.

Our POS system, the BEETLE branded family of solutions, allows our retail clients to adapt to today’s ever-changing technological environment. The all-in-one POS offering provides our retail clients with a “retail-hardened” design and cutting-edge innovation, all in a simple touchscreen enabled design. Our modular POS system can be adapted to a wide range of performance levels and other requirements to match our customers’ needs.

The Company is a market leader in supplying self-service solutions (SCO and self-service kiosks) with a variety of solutions to meet specific customer needs. SCOs and kiosks are used in a wide array of industries, including fuel, convenience, grocery, retail, restaurant and hospitality. Our self-service kiosks automate routine tasks and in-store transactions, including order-taking at quick service restaurants / fast casual restaurants, product information displays and ticket sales, and present functionality that furthers store automation and digitalization. By automating routine tasks, retailers are able to redeploy resources to offer an improved in-store experience to customers.

Software
Our DN Vynamic software is an open, unified commerce platform to digitize and connect consumer journeys, retail stores and back-office operations in a scalable and efficient way. Some of the DN Vynamic portfolio are geared for specific industries such as the fuel, convenience, specialty, fashion and grocery industries. Other Vynamic portfolio platforms were developed for specific purposes, such as digital receipts, mass and personalized rewards, data analytics and visualization and fiscal and legal requirements.

Our DN Vynamic software suite for retailers provides a comprehensive, modular and open solution to enable critical business processes ranging from in-store check-out to connecting transaction baskets across multiple channels that improve end-to-end store processes and facilitate continuous consumer engagements in support of a digital ecosystem. This includes click & collect, reserve & collect, in-store ordering and return-to-store processes across the retailers’ physical and digital sales channels. The suite also includes the following products: Vynamic POS for transaction handling; Vynamic Digital for mobile solutions; Vynamic Engage for loyalty solutions; Vynamic Retail Platform, a cloud-based, open retailing commerce platform; Vynamic Personal Shopper for personalized mobile shopping experiences; and Vynamic Self-Service, a self-service application for diverse operating systems.

Our Vynamic Self-Service suite has also harnessed the power of AI to reduce friction and minimize shrink loss. Vynamic Smart Vision, our AI-enabled software, is designed to prevent the most common sources of loss at self-service and traditional POS checkouts. The Fresh Produce Recognition feature uses AI to check the scanning area, identify the type of produce item and display the result. The Age Verification feature uses AI to analyze age thresholds and identify customer’s age by an algorithm. The Shrink Reduction feature uses AI to check the scanning area and identify suspicious behavior and fraud attempts.

Key Value Drivers
•Our EPOS and SCO products address the shift to low-touch retail solutions and software-driven digital journeys. The COVID-19 pandemic accelerated demand for SCOs with a shift to self-service as the prominent checkout format.
•Our DN Vynamic retail platform is connecting consumer journeys, retail stores and back-office operations in a scalable and efficient way.

•We are capitalizing on the need to solve the most common sources of loss / friction at self-service and traditional POS checkouts through our AI-enabled software, which is designed to prevent shrink, age-restricted sales, product identification, etc.
•We believe we have an opportunity to expand penetration in North America – beyond what has traditionally been a European-focused footprint.

COMPETITION

The Company competes with global, regional and local competitors to provide technology solutions for financial institutions and retailers. The Company differentiates its offerings by providing a wide range of dynamic solutions that leverage innovations in advanced security, biometric authentication, AI, mobile connectivity, contactless transactions, cloud computing and Internet of Things (IoT).

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
•AI; and
•as-a-service expertise.

The principal raw materials used by the Company in its manufacturing operations are steel, plastics, electronic parts and components and spare parts, which are purchased from various major suppliers.

The Company carries working capital mainly related to trade receivables and inventories. Inventories generally are manufactured or purchased as orders are received from customers. The Company’s customary payment terms typically range from 30 to 90 days from date of invoice. The Company generally does not offer extended payment terms. The Company also provides, in limited circumstances, financing arrangements to customers that are largely classified and accounted for as sales-type leases.

HUMAN CAPITAL MANAGEMENT

We are a world leader in automating, digitizing, and transforming the way people bank and shop. However, we would not be in that position without our employees, one of our most valuable assets. Diebold Nixdorf is improving the employee experience by leveraging best practices and investing in the tools necessary to develop and reward talent across the Company.

Employee Profile
As of December 31, 2024, we employed approximately 21,000 associates globally supporting more than 100 countries.

Culture
We govern our actions by our shared values: Accountability, Collaboration, Decisiveness, a Sense of Urgency and a Willingness to Change. Our values help employees feel appreciated, involved, connected, and that they have equal opportunity to succeed. We continue to build our culture through our employee resource groups, volunteer initiatives in local communities, robust internal communications, learning and development offerings and a well-defined performance management process.

The Company is committed to fostering a culture where everyone is accepted, valued, supported and encouraged to thrive. We value the different experiences and solutions our communities bring to the Company, and we believe these perspectives have a positive impact on how we innovate and grow. In 2024, we continued to support employee resource groups, including Women @ DN, Veterans @ DN, Pride @ DN, Parents @ DN, Multi-Cultural Connections and others. We continue to improve our workforce and their ability to succeed in their work and personal lives through our training, leadership development and benefit offerings, among other efforts. We believe this approach will not only promote innovation and growth but will also strengthen our relationships with our customers and communities spanning more than 100 countries.

Employee Engagement
We have invested in our internal communications resources to better engage our employees. We have an internal intranet, called The Exchange, to keep employees informed about key changes to our business, new product launches and progress on strategic initiatives. In 2024, we continued to conduct our global employee experience survey to monitor and improve our employee engagement.

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

Health, Safety and Wellness
We are committed to providing a safe environment for all of our employees that not only protects them from injury and illness but allows them to perform their work in a respectful and inclusive workplace. Frequent, job-based training ensures that employees understand how to perform their functions properly to avoid injury to themselves and others with the goal of each employee ending their workday safely. Additionally, we constantly evaluate our programs and health care offerings to enhance the well-being of our employees and their families. In our product offerings, we follow international standards and regulations for product safety and security. Our Design-For-Quality approach covers R&D Quality, Manufacturing Quality and Supplier Quality and performs various tests to ensure Product Safety and Security.

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

PRODUCT BACKLOG

The Company's product backlog was approximately $800 and $1,100 as of December 31, 2024 and 2023, respectively. The backlog generally includes orders estimated or projected to be shipped or installed within 18 months. Although the Company believes the orders included in the backlog are firm and are sometimes paid in advance, some orders may be canceled by customers without penalty, and the Company may elect to permit cancellation of orders without penalty where management believes it is in the Company's best interests to do so. Historically, the Company has not experienced significant cancellations within its product backlog. Additionally, over 50 percent of the Company's revenues are derived from its service business, for which backlog information is not measured. Therefore, the Company does not believe that its product backlog, as of any particular date, is necessarily indicative of revenues for any future period.

INTELLECTUAL PROPERTY

The Company owns patents, trademarks, copyrights, and licenses relating to its products and services across the globe. While the Company regards these as items of importance, it does not deem its business as a whole, or any industry segment, to be materially dependent upon any one item or group of items.

Some of the trademarks we own include: Diebold Nixdorf®, the “DN” logo, DN AllConnect Services®, DN Series® and Vynamic®. We also own or have the rights to copyrights that protect the content of our software products. Solely for convenience, the trademarks, service marks, trade names and copyrights referred to elsewhere in this annual report on Form 10-K are listed without the ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks.

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

AVAILABLE INFORMATION

The Company uses its Investor Relations web site, http://investors.dieboldnixdorf.com, as a channel for routine distribution of important information, including stock information, news releases, investor presentations and financial information. The Company posts filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (SEC), including its annual, quarterly, and current reports on Forms 10-K, 10-Q, and 8-K; its proxy statements; registration statements; and any amendments to those reports or statements. All such postings and filings are available on the Company’s Investor Relations web site free of charge. In addition, this web site allows investors and other interested persons to sign up to automatically receive e-mail alerts when the Company posts news releases and financial information on its web site. Investors and other interested persons can also follow the Company on X (formerly known as Twitter) at http://x.com/dieboldnixdorf. The content on any web site referred to in this annual report on Form 10-K is not incorporated by reference into this annual report unless expressly noted.

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

The Company may not be successful executing on its digitally enabled hardware, services and software strategy. As part of its broader business strategy, the Company is delivering digitally enabled hardware, services and software to its customers to address their evolving demand for greater flexibility and optionality to meet the demands of the market, drive improvement to performance levels and provide a more scalable cost structure. The Company’s digital strategy extends to its own internal capabilities, as well, to ensure the Company becomes more efficient and delivers better capabilities to its employees. The Company is deploying digital tools across functional areas of its business to enhance its operating efficiency through the use of cloud-based applications, self-service portals and automation. Executing on a digitally enabled strategy presents risks and challenges to both the Company and its customers, and there can be no assurances that the Company will be successful in its endeavors.

The Company may not be able to generate sufficient cash flows to fund its operations and make adequate capital investments. The Company’s cash flows from operations depend primarily on sales and service margins. To develop new service and product technologies, support future growth, achieve operating efficiencies and maintain service and product quality, the Company has made and must continue to make significant capital investments in lean manufacturing technology, facilities and capital equipment, R&D, and service and product technology. In addition to cash provided from operations, the Company has from time to time utilized external sources of financing. Depending upon general market conditions or other factors, the Company may not be able to generate sufficient cash flows to fund its operations and make adequate capital investments, either in whole or in part. In addition, any tightening of the credit markets may limit the Company's ability to obtain alternative sources of cash to fund its operations.

The benefits of the Company’s continuous improvement programs and other cost savings plans may not be fully realized or sustainable. The Company’s operations strategy includes continuous improvement programs and implementation of lean manufacturing tools across all facilities to achieve cost savings and increased performance. Further, the Company has and may continue to initiate restructuring actions designed to improve future profitability and competitiveness. The cost savings that the Company anticipates from these initiatives may not be achieved on schedule or at the level anticipated. If the Company is unable to realize these anticipated savings, its operating results and financial condition may be adversely affected. While the Company achieved significant savings from its DN Now initiatives that concluded in 2021, as well as from the incremental $150.0 plus cost savings plan which commenced in 2022 and concluded in the fourth quarter of 2023, these savings may not be sustainable, which may adversely affect its operating results and cash flow. The Company’s initiatives consisted of a number of work streams designed to improve operational efficiency and sustainably increase profits and cash flows. Although the Company achieved a substantial amount of annual cost savings through 2023, it may be unable to sustain the annual cost savings from the work streams that it has previously implemented, and its results of operations and cash flows may be adversely affected.

Risks Related to Our Multi-National Business Operations.

Because the Company's operations are conducted worldwide, they are affected by risks of doing business abroad. The Company generates a significant percentage of revenue from operations conducted outside the United States. In 2024, revenue from international operations amounted to approximately 75% percent of total revenue.

Accordingly, international operations are subject to the risks of doing business abroad, including, among other things, the following:

•fluctuations in currency exchange rates, particularly in EMEA (primarily the euro), United Kingdom (pound sterling), Mexico (peso), Thailand (baht) and Brazil (real);
•transportation and supply chain delays and interruptions;
•geopolitical and economic instability and disruptions, including the impact of trade agreements;
•the failure of foreign governments to abide by international agreements and treaties;
•restrictions on the transfer of funds and capital controls;
•the imposition of duties, tariffs and other taxes;
•sanctions and import and export controls;
•changes in governmental policies and regulatory environments;
•ensuring the Company's compliance with U.S. laws and regulations and applicable laws and regulations in other jurisdictions, including the Foreign Corrupt Practices Act (FCPA) and the U.K. Bribery Act;
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

Any of these events could have an adverse effect on the Company's international operations by reducing the demand for its services and products or decreasing the prices at which it can sell its services and products, thereby adversely affecting its financial condition or operating results. The Company may not be able to continue to operate in compliance with applicable laws, sanctions, customs, currency exchange control regulations, transfer pricing regulations or any other laws or regulations to which it may be subject. In addition, these laws or regulations may be modified in the future, and the Company may not be able to operate in compliance with those modifications.

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

The U.S. government may renegotiate, or potentially terminate, existing bilateral or multi-lateral trade agreements and treaties with foreign countries, including countries such as China. The Company manufactures certain of its products in China and has joint ventures with Chinese entities. On March 2, 2023, the U.S. Department of Commerce updated the Export Administration Regulation (EAR) list to include a Chinese entity that is the parent of one of the Company's joint venture partners. In the future, if the EAR list is updated and any joint ventures to which the Company is a partner or any partner in the joint venture becomes subject to the export regulations, the Company's ability to ship U.S.-origin goods may adversely affect the Company's ability to manufacture products.

Additional tariffs may cause the Company to increase prices to its customers, which may reduce demand, or, if it is unable to increase prices, result in lowering its margin on products sold. Furthermore, the Company’s global operations, including in China, subject it to sanctions and laws in the countries where it trades and to U.S. sanctions.

It remains unclear what the United States or foreign governments will or will not do with respect to sanctions, tariffs, international trade agreements and policies on a short-term or long-term basis. The implementation of more restrictive trade policies, including the imposition of further tariffs in connection with the Trump administration in the United States, and retaliatory tariffs in response thereto, or the renegotiation of existing trade agreements with the United States or countries where we sell our products and services, procure materials incorporated into our products, manufacture products or recruit and employ employees, could have a material adverse effect on our business, results of operations and financial condition.

Economic Risks and Market Contingencies.

The proliferation of payment options other than cash, including credit cards, debit cards, store-valued cards and mobile payment options could result in a reduced need for cash in the marketplace and a resulting decline in the usage of ATMs. The

United States, Europe and other developed markets have seen a shift in consumer payment trends since the late 1990's, with more customers now opting for electronic forms of payment, such as credit cards and debit cards, for their in-store purchases over traditional paper-based forms of payment, such as cash and checks. The COVID-19 pandemic accelerated consumer transition towards non-cash payment alternatives driving an increase in digital, mobile and contactless payment methods. Additionally, some merchants offer free cash back at the POS for customers that utilize debit cards for their purchases, thus providing an additional incentive for consumers to use these cards. The continued growth in electronic payment methods could result in a reduced need for cash in the marketplace and ultimately, a decline in the usage of ATMs. New payment technology and adoption of mobile payment technology, digital currencies such as Bitcoin, or other new payment method preferences by consumers could further reduce the general population's need or demand for cash and negatively impact sales of ATMs and selected products, services and software.

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

The Company’s actual or perceived failure to comply with increasing and increasingly stringent laws, regulations and contractual obligations relating to privacy, data protection and information security could harm the Company's reputation, subject the Company to significant fines and liability or loss of business, and decrease demand for the Company’s services. The Company and its customers are subject to privacy, data protection, and information security laws and regulations (Data Protection Laws) in the United States and in jurisdictions around the globe that restrict the collection, use, disclosure, transfer and processing of personal data, including financial data. For example, the Company and its customers are subject, without limitation, to the GDPR, the U.K. General Data Protection Regulation, the California Consumer Privacy Act (CCPA) and its amendments, and the Brazilian Lei Geral de Proteção de Dados. Failure to comply with these laws could result in material legal exposure and business impact, including the loss of customers and decreased demand for our products and services. The GDPR, for example, imposes onerous accountability obligations on companies, with penalties for non-compliance of up to the greater of €20 and four percent of annual global revenue. The GDPR, and other Data Protection Laws, also grant corrective powers to supervisory authorities, including the ability to impose a limit on processing personal data or ability to order companies to cease operations.

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

Like other global companies, to conduct its operations, the Company transfers data across international borders. Transferring personal data across international borders is complex and subject to legal and regulatory requirements. In many cases, the laws and regulations governing such transfers apply not only to transfers between unrelated third parties but also to transfers between the Company and its subsidiaries. Other companies have been subject to active litigation and enforcement with respect to data transfers in a number of jurisdictions around the world. The decisions resulting from these actions could have an adverse impact on our ability to process and transfer personal data as part of our business operations. Some countries have also enacted or are enacting data localization laws that prohibit or significantly restrict the transfer of data out of the country. If, as a result of changing laws or regulatory decisions, we cannot transfer data from some jurisdictions or implement valid mechanisms for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, injunctions against processing or transferring personal data from Europe or elsewhere, and we may be required to increase our personal data or other data processing capabilities in the Europe Union and/or elsewhere at significant expense.

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

We may use AI in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, legal liability, or adversely affect our results of operations. We may incorporate AI solutions into some of our platforms, offerings, services, and features, and these applications may become more important in our operations over time. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if our AI applications are based on data, algorithms or other inputs that are flawed, or if they assist in producing content, analyses or recommendations that are or are alleged to be deficient, inaccurate or biased, our business, financial condition and results of operations may be adversely affected. The use of AI applications may in the future result in cybersecurity incidents. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations. AI also presents emerging ethical issues, and if our use of AI becomes controversial we may experience brand, reputational or competitive harm, or legal liability. The rapid evolution of AI, including the potential regulation of AI by government or other regulatory agencies, may require the Company to incur significant resources to develop, test, and maintain our platforms, offerings, services, and features in order to implement AI ethically and minimize any unintended, harmful impacts.

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

Tax Liability Risks.

Additional tax expense or additional tax exposures could affect the Company's future profitability. The Company is subject to income taxes in both the United States and various non-U.S. jurisdictions, and its domestic and international tax liabilities are dependent upon the distribution of income among these different jurisdictions. If the Company decides to repatriate cash, cash equivalents and short-term investments residing in international tax jurisdictions, there could be further negative impact on foreign and domestic taxes. The Company's tax expense includes estimates of additional tax that may be incurred for tax exposures and reflects various estimates and assumptions, including assessments of future earnings of the Company that could affect the valuation of its net deferred tax assets. The Company's future results could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in the overall profitability of the Company, changes in the valuation of deferred tax assets and liabilities, the results of audits and examinations of previously filed tax returns continuing assessments of its income tax exposures and changes in tax legislation.

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

In October 2021, the Organization for Economic Co-operation and Development (the OECD) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting (the Framework), which agreed to a two-pillar solution to address tax challenges arising from digitalization of the economy. In December 2021, the OECD released Pillar Two Model Rules defining the global minimum tax rules, which contemplate a minimum tax rate of 15%. To date, various jurisdictions have enacted or are in the process of enacting legislation on these rules, and the OECD continues to release additional guidance. While it is uncertain whether the United States will enact legislation to adopt the minimum tax directive, certain countries in which we operate have adopted legislation and other countries are in the process of introducing legislation to implement the minimum tax directive. As of December 31, 2024, among the jurisdictions where the Company operates, the following jurisdictions have enacted such legislation: Australia; Austria; Bahamas; Bahrain; Belgium; Brazil; Bulgaria; Canada; Croatia; Curacao; Czech Republic; Denmark; Finland; France; Germany; Greece; Hungary; Ireland; Italy; Japan; Kenya; Luxembourg; Macedonia; Malaysia; Mauritius; the Netherlands; New Zealand; Norway; Oman; Poland; Portugal; Qatar; Romania; Singapore; Slovakia; Slovenia; South Africa; South Korea; Spain; Sweden; Switzerland; Thailand; Turkey; the United Kingdom; Vietnam and Zimbabwe. Many of these jurisdictions enacted the relevant legislation as a result of the unanimous vote to adopt a directive implementing the Pillar Two rules by the European Union member states in December of 2022. Further, the OECD has issued administrative guidance providing transition and safe harbor rules. We will continue to monitor the implementation of the Framework by the countries in which we operate. We currently do not expect the Framework to have a material impact on our effective tax rate or our consolidated results of operation, financial position, and cash flows.

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

Risks Related to Our Indebtedness and Capital Structure.

If we do not generate sufficient cash flows or are unable to refinance our indebtedness prior to their maturity, we may be unable to service all of our indebtedness. On December 18, 2024, we issued $950.0 aggregate principal amount of 7.750% Senior Secured Notes due 2030 (the Notes) and entered into a new credit agreement (the New Credit Agreement) with certain financial institutions, as lenders, and Goldman Sachs Bank USA, as administrative agent and collateral agent, providing for, among other things, a new $310.0 revolving credit facility maturing on in 2029 (the New Revolving Credit Facility). We used the net proceeds of the offering of the Notes, together with borrowings under the New Revolving Credit Facility and cash on hand, to (i) repurchase all of the term loans under our prior $1,250.0 senior secured loan credit facility, (ii) repay all of the borrowings outstanding under our prior $200.0 superior-priority senior secured revolving credit facility, and (iii) pay all related premiums, fees and expenses.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash, make scheduled payments on or refinance our debt obligations depends on our successful financial and operating performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. If our cash flow and capital resources are insufficient to fund our debt service obligations or to repay our debt as it becomes due, including the Notes and the New Revolving Credit Facility, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or operations, reducing or delaying capital investments or seeking to raise additional capital. Any refinancing of our debt could be at higher interest rates and may require us to comply with more restrictive covenants that could further restrict our business operations and the ability of subsidiaries to make cash available to us, by dividend, debt repayment or otherwise, to enable us to repay the amounts due. Our ability to implement successfully any such alternative financing plans will be dependent on a range of factors, including general economic conditions, the level of activity in capital markets generally and the terms of our various debt instruments then in effect.

If we are able to refinance maturing indebtedness, the terms of any refinancing or alternate credit arrangements may contain terms and covenants that restrict our financial and operating flexibility. If we are unable to refinance our indebtedness prior to or when it matures, it would result in an event of default. Moreover, the occurrence of an event of default under any of our indebtedness would likely result in an event of default under our other indebtedness.

In addition, the Notes and the New Revolving Credit Facility are secured by liens on substantially all of our assets and the assets of our subsidiaries that guarantee that indebtedness, and any successor credit facilities or additional secured notes are likely to be secured on a similar basis. As such, our ability to refinance the Notes and the New Revolving Credit Facility, seek additional financing or our subsidiaries’ ability to make cash available to us, by dividend, debt repayment or otherwise, to enable us to repay the amounts due under the Notes and the New Revolving Credit Facility could be impaired as a result of such security interests and the agreements governing such security interests.

Our inability to generate sufficient cash flow to satisfy our debt obligations or to refinance our obligations on commercially reasonable terms could have a material adverse effect on our business, including our financial condition and results of operations, as well as on our subsidiaries’ ability to make cash available to us, by dividend, debt repayment or otherwise, to enable us to satisfy our obligations under the Notes or the New Revolving Credit Facility.

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from making payments on our debt obligations. We have a substantial amount of debt. As of December 31, 2024, we had approximately $966.0 of total indebtedness (exclusive of unamortized discounts, issuance costs and deferred financing fees), substantially all of which was secured indebtedness.

Our substantial level of indebtedness could have important consequences. For example, it could:
•make it more difficult for us to satisfy our obligations;
•increase our vulnerability to adverse economic and industry conditions;
•limit our ability to obtain additional financing for future working capital, capital expenditures, materials, strategic acquisitions and other general corporate requirements;
•expose us to interest rate fluctuations because the interest on the debt under the New Revolving Credit Facility will be imposed at variable rates;
•require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow for operations and other purposes, including making cash available to us, by dividend, debt repayment or otherwise to enable us to make payments on the Notes and the New Revolving Credit Facility;
•make it more difficult for us to satisfy our obligations to our lenders, resulting in possible defaults on and acceleration of such indebtedness;
•limit our ability to refinance indebtedness or increase the associated costs;
•require us to sell assets to reduce debt or influence our decision about whether to do so;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate or prevent us from carrying out capital spending that is necessary or important to our growth strategy and efforts to improve operating margins or our business; and
•place us at a competitive disadvantage compared to any competitors that have less debt or comparable debt at more favorable interest rates and that, as a result, may be better positioned to withstand economic downturns.

Restrictive covenants in the indenture for the Notes (the Indenture) and the New Credit Agreement could restrict our operating flexibility. The Indenture and the New Credit Agreement contain covenants that limit our and our subsidiaries’ ability to engage in activities that may be in our long-term best interests. These restrictions may limit our ability to operate our businesses and may prohibit or limit our ability to enhance our operations or take advantage of potential business opportunities as they arise.

The Indenture and the New Credit Agreement contain restrictive covenants that, among other things, limit our and our restricted subsidiaries’ ability to:
•incur additional indebtedness or issue certain preferred stock;
•pay dividends, redeem stock or make other distributions;
•make other restricted payments or investments;
•create liens on assets;
•sell, transfer or otherwise dispose of assets;
•create restrictions on payment of dividends or other amounts by our restricted subsidiaries;
•engage in certain mergers, consolidations or amalgamations;
•engage in certain transactions with affiliates; and
•designate our subsidiaries as unrestricted subsidiaries.

Our ability to comply with the covenants and restrictions contained in the Indenture and the New Credit Agreement may be affected by economic conditions and by financial, market and competitive factors, many of which are beyond our control. Our ability to comply with these covenants in future periods will also depend substantially on the pricing and sales volume of our products, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy. The breach of any of these covenants or restrictions could result in a default under the Indenture or the New Credit Agreement that would permit the holders or applicable lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest and any applicable premium. In addition, if a breach occurs, we may be unable to borrow under the New Revolving Credit Facility, incur additional debt or be able to repay the amounts due under the Notes or the New Revolving Credit Facility. This could have serious consequences to our financial position, results of operations and cash flows and could cause us to become bankrupt or insolvent.

Risks Related to Our Common Stock.

Anti-takeover provisions in our charter and bylaws could make it more difficult for a third party to acquire us. Certain provisions of our charter and bylaws may make it more difficult for a third party to gain control of our Board of Directors and may have the effect of delaying or preventing changes in our management. These provisions provide for, among other things:

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

There may be circumstances in which the interests of our significant shareholders could be in conflict with your interests as a shareholder. Funds associated with Capital World Investors and Millstreet Capital Management LLC beneficially own approximately 31.7% and 16.0% of our outstanding common stock, respectively. Circumstances may arise in which these shareholders may have an interest in exerting influence to pursue or prevent acquisitions, divestitures or other transactions, including the issuance of additional shares of common stock or incurrence of debt, that, in their judgment, could enhance their investment in us or another company in which they invest. Such transactions might adversely affect us or other holders of our common stock. Furthermore, our significant concentration of share ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in companies with significant shareholders.

The potential payment of dividends on our common stock or repurchases of our common stock is dependent on a number of factors, and future payments and repurchases cannot be assured. Although we have paid dividends on our previously outstanding common stock in the past, it is uncertain whether or when we will pay cash dividends or other distributions with respect to our common stock in the foreseeable future. Our ability to pay cash dividends and repurchase shares is limited by restrictive covenants in the New Credit Agreement and the Indenture. Other debt instruments to which we or our subsidiaries may be a party may also contain restrictive covenants that limit our ability to pay dividends or repurchase shares or for us to receive dividends from our subsidiaries, any of which may negatively impact the trading price of our common stock. In addition, holders of common stock will only be entitled to receive such cash dividends as our Board of Directors may declare out of funds legally available for such payments, and our Board of Directors may only authorize us to repurchase shares of our common stock with funds legally available for such repurchases. The payment of future cash dividends and future repurchases will depend upon our earnings, economic conditions, liquidity and capital requirements, and other factors, including our debt leverage. Accordingly, we cannot make any assurance that future dividends will be paid or future repurchases will be made.

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

Risks Related to Acquisitions, Divestitures and Partnerships.

The Company may not be successful in executing potential acquisitions, investments or partnerships, or divestitures. The Company may evaluate and consider acquisitions, investments or partnerships in companies, products, services and technologies, which could support the Company’s strategy and growth. Acquisitions, investments and partnerships inherently involve risks, which may include: the risk of integrating business operations, cultures, retaining key personnel and maintaining appropriate systems and controls; the potential for unknown liabilities; the possibility that acquisitions, investments or partnerships may not yield the targeted financial or strategic benefits to the Company. Furthermore, the Company may divest certain non-core and/or non-accretive businesses to, among other things, simplify its business and reduce its debt. However, there can be no assurance that it will be successful in selling all or any such assets. The Company may incur substantial expenses associated with identifying and evaluating potential sales. The process of exploring any sales may be time consuming and disruptive to its business operations, and if the Company is unable to effectively manage the process, its business, financial condition and results of operations could be adversely affected. The Company also cannot assure that any potential sale, if consummated, will prove to be beneficial to its shareholders. Any potential sale would be dependent upon a number of factors that may be beyond the Company’s control, including, among other factors, market conditions, industry trends, the interest of third parties in the assets and the availability of financing to potential buyers on reasonable terms.

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

The Company may be unable to successfully and effectively manage acquisitions, divestitures, partnerships, and other significant transactions, which could harm its operating results, business and prospects. The Company expects to continue to engage in discussions and potentially enter into agreements with third parties regarding possible investments, acquisitions, strategic partnerships, joint ventures, divestitures and outsourcing arrangements. Such transactions present significant risks and challenges and there can be no assurances that the Company will manage such transactions successfully or that strategic opportunities will be available to the Company on acceptable terms or at all. Acquisitions and partnerships inherently involve risks.

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

In both appraisal proceedings, a court ruling would apply to all Diebold Nixdorf AG shares outstanding at the time when the DPLTA or the merger squeeze-out, respectively, became effective. Any cash compensation received by former Diebold Nixdorf AG shareholders in connection with the merger squeeze-out would be netted with any higher cash compensation such shareholder may still claim in connection with the DPLTA appraisal proceeding. The District Court of Dortmund dismissed in 2022 all claims to increase the cash compensation and the annual recurring compensation in the DPLTA appraisal proceeding and rejected in 2023 all claims to increase the cash compensation in the merger squeeze-out appraisal proceeding. These first instance decisions, however, are not final as some of the respective plaintiffs filed appeals in both the DPLTA appraisal proceeding and the squeeze-out appraisal proceeding.

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

We are subject to claims that were not discharged in the Chapter 11 Cases and the Dutch Scheme Proceedings. The U.S. Bankruptcy Code provides that the effectiveness of a plan of reorganization discharges a debtor from substantially all debts arising prior to petition date, other than as provided in the plan of reorganization or the confirmation order. For example, the U.S. Plan provides that allowed general unsecured claims were, with limited exceptions, reinstated and paid in the ordinary course of business in accordance with the terms and conditions of the particular transaction or agreement giving rise to such allowed general unsecured claim. These claims, and any other claims not ultimately discharged through the Plans, could be asserted against us and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.

As a result of our emergence from the Restructuring Proceedings, our historical financial information will not be indicative of our future financial performance and realization of assets and liquidation of liabilities are subject to uncertainty. Our capital structure has been significantly altered through the implementation of the Restructuring Proceedings. As a result, we are subject to the Fresh Start Accounting reporting rules required under the Financial Accounting Standards Board Accounting Standards Codification Topic 852, Reorganizations. Under applicable Fresh Start Accounting reporting rules, our assets and liabilities have been adjusted to fair values and our accumulated deficit has been restated to zero. Accordingly, our consolidated financial condition and results of operations from and after the Fresh Start Reporting Date will not be comparable to the financial condition or results of operations reflected in our consolidated historical financial statements in the Predecessor Periods.

The allocation of fair value is dependent upon a number of estimates and assumptions. Whether actual future results and developments will be consistent with our estimates and assumptions depends on a number of factors, including but not limited to: (i) prices received for our products; (ii) our ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them; and (iii) the overall strength and stability of general economic conditions of our industry, both in the United States and in the global markets in which we operate. To the extent that our estimates, assumptions, valuations, appraisals and the financial projections used to develop the allocation of fair value are not realized, we may be required to record impairment charges in the future.

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

As of December 31, 2024, the Company had $586.4 of goodwill. The techniques used in its qualitative and quantitative assessment and goodwill impairment tests incorporate a number of estimates and assumptions that are subject to change. Although the Company believes these estimates and assumptions are reasonable and reflect market conditions forecast at the assessment date, any changes to these assumptions and estimates due to market conditions or otherwise may lead to an outcome where impairment charges would be required in future periods.

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

We may be exposed to certain regulatory and financial risks related to climate change. Growing concerns about climate change may result in the imposition of additional regulations or restrictions to which we may become subject. A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to climate change, including regulating greenhouse gas emissions. The outcome of new legislation or regulation in the United States and other jurisdictions in which we operate may result in new or additional requirements, additional charges to fund energy efficiency activities, and fees or restrictions on certain activities. This includes, for example, the European Union’s Corporate Sustainability Reporting Directive. Compliance with these climate change initiatives may also result in additional costs to us, including, among other things, increased production costs, additional taxes, reduced emission allowances or additional restrictions on production or operations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Even without such regulation, increased public awareness and adverse publicity about potential impacts on climate change emanating from us or our industry could harm us. We may not be able to recover the cost of compliance with new or more stringent laws and regulations, which could adversely affect our results of operations, financial position or cash flows.

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

The Company, its employees and third parties acting on the Company’s behalf are required to comply with these laws. The Company operates in many parts of the world that have experienced governmental and commercial corruption to some degree, and strict compliance with anti-bribery laws may conflict with local customs and practices. Non-U.S. companies, including some that may compete with the Company, may not be subject to the FCPA or other anti-bribery laws and may follow local customs and practices. Accordingly, such companies may be more likely to engage in activities prohibited by the anti-bribery laws which apply to the Company, which could have a significant adverse impact on the Company's ability to compete for business in such countries.

Despite the Company's commitment to legal compliance and corporate ethics, it cannot ensure that its policies and procedures will always protect it from intentional, reckless or negligent acts committed by its employees or third parties. Violations of these laws, or allegations of such violations, could disrupt the Company's business and result in financial penalties, debarment from government contracts and other consequences that may have a material adverse effect on its reputation, business, financial condition or results of operations. Future changes in anti-bribery or economic sanctions laws and enforcement could also result in increased compliance requirements and related expenses that may also have a material adverse effect on its business, financial condition or results of operations.

Changes in laws or regulations or the manner of their interpretation or enforcement could adversely impact the Company's financial performance and restrict its ability to operate its business or execute its strategies. New laws or regulations, or changes in existing laws or regulations or the manner of their interpretation or enforcement, could increase the Company's cost of doing business and restrict its ability to operate its business or execute its strategies. This includes, among other things, possible tariffs on foreign imports into the United States, compliance costs and enforcement under applicable securities laws, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as costs associated with complying with the Patient Protection and Affordable Care Act of 2010 and the regulations promulgated thereunder.

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

The oversight of our cybersecurity risk is integrated into an enterprise-wide risk management process. The Board of Directors has oversight of our strategic and business risk management and has delegated cybersecurity risk management oversight to the Nomination and Governance Committee (Governance Committee) of the Board. Our Governance Committee provides risk oversight and guidance to the Chief Information Security Officer (CISO) and the Board for information security policies and procedures. The Governance Committee provides guidance regarding strategy and management of the Company’s information security program, including cybersecurity incidents, if any. The Governance Committee is also responsible for ensuring Board oversight of the Company’s enterprise-wide risk management process, which includes information security.

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

In 2024, the Company did not identify any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. The Company cannot eliminate all security risks within our organization, and the Company cannot guarantee that any undetected cybersecurity incidents have occurred. However, the Company tries to maintain reasonable processes in place to respond and recover from cybersecurity incidents. For additional information about these risks, see Part I, Item 1A, "Risk Factors" in this annual report on Form 10-K.

ITEM 2: PROPERTIES

As of December 31, 2024, the Company owns or leases and operates key manufacturing facilities and connected administrative spaces in North Canton, Ohio, Manaus, Brazil and Paderborn, Germany totaling approximately 2,000,000 square feet. The

Paderborn, Germany site is owned by the Company while the North Canton, Ohio and Manaus, Brazil sites are leased by the Company. Our properties are utilized by both our Banking and Retail segments.

The Company considers that its properties are generally in good condition, well maintained, and are suitable and adequate to carry on the Company’s business.

ITEM 3: LEGAL PROCEEDINGS

The information required for this Item is incorporated herein by reference to Note 2 and Note 21 to the consolidated financial statements.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is listed on the New York Stock Exchange under the symbol of “DBD.”

HOLDERS

There was one shareholder of record of the Company at December 31, 2024. The number of holders of record of the Company's common stock does not reflect the number of beneficial holders whose shares are held by banks, brokers, or other nominees.

DIVIDEND POLICY

It is uncertain whether or when the Company will pay cash dividends on our common stock. Our ability to pay cash dividends on our common stock is limited by restrictive covenants in the New Credit Agreement and the Indenture. Other debt instruments to which the Company may be a party may also limit our ability to pay dividends or for us to receive dividends from our operating companies, any of which may negatively impact the trading price of our common stock. The declaration and payment of future dividends, as well as the amount thereof, are subject to declaration by our Board of Directors. The amount and size of any future dividends will depend on our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors.

UNREGISTERED SALES OF EQUITY SECURITIES

On the Effective Date, in connection with the Debtors and the Dutch Scheme Companies' emergence from the Chapter 11 Cases and Dutch Scheme Proceedings and pursuant to the Plans, the Company issued 37,566,678 shares of common stock to the parties entitled thereto pursuant to the Plans and other orders in the Debtors’ Chapter 11 Cases. Such shares were issued in reliance on the exemption from registration requirements of the Securities Act of 1933 provided by section 1145 of the U.S. Bankruptcy Code.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company did not repurchase any shares of common stock during the fiscal year ended December 31, 2024.

PERFORMANCE GRAPH

The graph below compares the total return from August 11, 2023 to December 31, 2024 provided to shareholders on the Company's common stock relative to the total returns of the S&P 500 index, the S&P Midcap 400 index and a customized peer group, whose individual companies are listed in footnote 1 below. An investment of $100 is assumed to have been made in the Company's common stock, in each index and in each of the peer groups on August 11, 2023 and its relative performance is tracked through December 31, 2024.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Diebold Nixdorf, Inc., the S&P 500 Index, the S&P Midcap 400 Index and 2024 Peer Group
215
190
165
140
115
90
8/14/2023
11/14/2023
2/14/2024
5/14/2024
8/14/2024
11/14/2024
DBD
S&P 500 Index
S&P 400 Midcap Index
2024 Peer Group

The People and Compensation Committee of the Company's Board of Directors annually reviews and approves the selection of peer group companies, adjusting the group from time to time based on changes in the Company's industry and the Company’s operations, the current peer group and the comparability of our peer group companies.
1.There are seventeen companies included in the Company's 2024 peer group, which are: ACI Worldwide, Inc., Benchmark Electronics Inc., Bread Financial Holding, Inc., Ciena Corporation, Euronet Worldwide Inc., Infinera Corporation, Juniper Networks, Logitech International S.A., NCR Corporation (NCR Atleos Corporation following separation), Pitney Bowes Inc., Sabre Corporation, Sanmina Corporation, Scan Source Inc., Shift4 Payments Inc., The Brink's Company, Unisys Corporation, and The Western Union Co.

ITEM 6: [RESERVED]

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2024 (unaudited)
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES (in millions, except per share amounts)
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

For a discussion of the Restructuring Proceedings, see Note 2 to the consolidated financial statements.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2024 (unaudited)
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES (in millions, except per share amounts)
RESULTS OF OPERATIONS

This Results of Operations focuses on discussion of 2024 Successor results and 2023 Successor and Predecessor results. For discussion of 2023 Successor and Predecessor results and 2022 Predecessor results, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Form 10-K for the year ended December 31, 2023 filed with the SEC on March 8, 2024.

Net Sales
The following table represents information regarding our net sales:

	Successor		Predecessor
	Year ended December 31, 2024	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Year ended December 31, 2022
Segments
Banking
Services	$1,587.4	$626.9	$954.3	$1,548.1
Products	1,175.4	530.7	556.7	874.3
Total Banking	2,762.8	1,157.6	1,511.0	2,422.4

Retail
Services	563.0	231.5	340.7	550.8
Products	425.3	239.5	280.2	487.5
Total Retail	988.3	471.0	620.9	1,038.3
Total Net Sales	$3,751.1	$1,628.6	$2,131.9	$3,460.7

Segments

•Banking net sales in the 2024 Successor Period reflects higher ATM unit sales volume, favorable pricing, a PIS/COFIN tax recovery in Brazil and relatively flat service revenue versus prior periods.

•Retail net sales in the 2024 Successor Period were challenged by market headwinds due to retailer's spend environment.

Gross Profit and Gross Margin
The following table represents information regarding our gross profit and gross margin:

	Successor		Predecessor
	Year ended December 31, 2024	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Year ended December 31, 2022
Gross profit - services	$533.5	$200.2	$372.6	$618.1
Gross profit - products	386.5	152.8	147.4	139.2
Total gross profit	$920.0	$353.0	$520.0	$757.3

Gross margin - services	24.8%	23.3%	28.8%	29.4%
Gross margin - products	24.1%	19.8%	17.6%	10.2%

Total gross margin	24.5%	21.7%	24.4%	21.9%

2024 Successor Period product gross margin was favorable versus prior periods, primarily due to product sales unit volume at favorable pricing as well as favorable logistics costs and normalization of certain raw material costs, most notably semiconductor chips. Further enhancing product gross margin in the 2024 Successor Period was a PIS/COFIN tax recovery in Brazil which was included in net sales.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2024 (unaudited)
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES (in millions, except per share amounts)
Service gross margin for the 2024 Successor Period experienced compression due to investments in resource and service infrastructure, in addition to absorption of charges related to the application of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic No. 852 – Reorganizations (ASC 852), specifically depreciation and amortization of assets that were stepped up to fair value as a result of the Company's emergence from the Restructuring Proceedings.

Operating Expenses
The following table represents information regarding our operating expenses:

	Successor		Predecessor
	Year ended December 31, 2024	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Year ended December 31, 2022
Selling and administrative expense	$643.6	$226.0	$458.7	$741.6
Research, development and engineering expense	93.6	34.4	62.3	120.7
Other operating expenses	0.7	0.2	4.5	106.7
Total operating expenses	$737.9	$260.6	$525.5	$969.0

Selling and administrative expenses in all periods presented were driven by spending related to restructuring and transformational initiatives. Research and development costs reflect the Company's ongoing investment in hardware and software innovations and enhancements in service offerings. Other operating expenses related primarily to impairment of assets.

Operating Profit (Loss)
The following table represents information regarding our operating profit (loss):

	Successor		Predecessor
	Year ended December 31, 2024	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Year ended December 31, 2022
Operating profit (loss)	$182.1	$92.4	$(5.5)	$(211.7)
Operating margin	4.9%	5.7%	(0.3)%	(6.1)%

Other Income (Expense)
The following table represents information regarding our other income (expense):

	Successor		Predecessor
	Year ended December 31, 2024	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Year ended December 31, 2022
Interest income	$12.3	$6.3	$6.7	$10.0
Interest expense	(155.3)	(73.1)	(173.6)	(199.2)
Foreign exchange gain (loss), net	13.8	(12.2)	(1.2)	(7.8)
Reorganization items, net	—	(17.1)	1,614.1	—
Miscellaneous, net	1.5	(0.8)	12.3	2.2
Loss on refinancing	(7.1)	—	—	(32.1)
Total other income (expense), net	$(134.8)	$(96.9)	$1,458.3	$(226.9)

Interest income remained materially consistent across all periods presented, while interest expense in the 2024 Successor Period was driven by the lower debt balances partially offset by increased variable interest rates. Refer to Note 10 to the consolidated financial statements for further detail. Foreign exchange gain (loss), net includes realized gains and losses, with the most material fluctuations observed in the Brazilian Real, Colombian Peso, Euro, Canadian Dollar, Argentine Peso and Thai Baht exposures. Miscellaneous gain (loss), net was primarily driven by recognition of non-service pension credits, the most significant of which are in Germany.

Reorganization items, net in the 2023 periods were directly related to the Company's filing and subsequent emergence from the Restructuring Proceedings. For further details please refer to Note 2 of the consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2024 (unaudited)
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES (in millions, except per share amounts)

In the fourth quarter of 2024, the Successor company incurred $(7.1) of costs, primarily related to third-party costs, directly related to certain refinancing transactions that were expensed as incurred due to these refinancing transactions being accounted for primarily as a modification. For further details please refer to Note 13 to the consolidated financial statements.

Net Income (Loss)
The following table represents information regarding our income (loss), net of tax:

	Successor		Predecessor
	Year ended December 31, 2024	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Year ended December 31, 2022
Net income (loss)	$(14.5)	$14.7	$1,361.9	$(585.6)
Effective tax rate	135.9%	N/M	N/M	(34.0)%

Changes in net (loss) income were a result of the fluctuations outlined in the previous sections and impacted by income tax expense. The effective tax rate for the year ended December 31, 2024 was driven primarily by geographic mix of earnings, non-deductible expenses, U.S. tax on foreign income, and withholding taxes. Refer to Note 6 of the consolidated financial statements for additional information regarding tax expense.

LIQUIDITY AND CAPITAL RESOURCES

7.75% Senior Secured Notes due 2030
On December 18, 2024, the Company issued $950.0 aggregate principal amount of 7.75% Senior Secured Notes due 2030 (the Notes). The Company used the net proceeds of the Notes, together with borrowings under the New Revolving Credit Facility (as defined below) and cash on hand, to (i) repurchase all of the term loans under the Exit Facility (as defined below), (ii) repay all of the borrowings outstanding under the Prior Revolving Credit Facility (as defined below), and (iii) pay off all related premiums, fees and expenses.

The Notes were issued pursuant to an indenture, dated as of December 18, 2024 (the Indenture), among the Company, as issuer, the subsidiaries of the Company named therein as guarantors, and Regions Bank, as trustee and notes collateral agent.

The Notes are the senior secured obligations of the Company and are guaranteed, on a senior secured basis, jointly and severally, by (i) as of the issue date of the Notes, each of the Company’s subsidiaries that is a borrower under or guarantees the obligations under the New Revolving Credit Facility and (ii) following the issue date of the Notes, any of the Company’s existing or future wholly owned domestic subsidiaries (other than certain excluded subsidiaries) that is a borrower under or guarantees the obligations under the New Revolving Credit Facility or incurs or guarantees certain capital markets indebtedness (the Guarantors). Additionally, the Notes and the related guarantees are secured by first-priority liens on substantially all of the tangible and intangible assets of the Company and the Guarantors, in each case subject to certain exclusions and permitted liens, which collateral also secures, on a pari passu basis, the New Revolving Credit Facility.

The Notes bear interest at the rate of 7.75% per annum, which accrues from December 18, 2024 and is payable in arrears on March 31 and September 30 of each year, commencing on March 31, 2025. The Notes mature March 31, 2030 unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the Indenture.

The Company may redeem some or all of the Notes at the redemption prices and on the terms specified in the Indenture. If the Company or any of its restricted subsidiaries sells certain of its assets or if the Company experiences specific kinds of changes of control and a ratings event, then the Company must offer to repurchase the Notes on the terms set forth in the Indenture.

New Revolving Credit Facility
On December 18, 2024, the Company entered into a new credit agreement (the New Credit Agreement), with certain financial institutions as lenders and Goldman Sachs Bank USA as administrative agent and collateral agent, providing for, among other things, a new $310.0 revolving credit facility maturing on December 18, 2029 (the New Revolving Credit Facility).

The Company may repay the loans under the New Revolving Credit Facility at any time. Amounts borrowed and repaid under the New Revolving Credit Facility may be reborrowed.

The obligations of the Company under the New Revolving Credit Facility are guaranteed by the Guarantors. The New Revolving Credit Facility and related guarantees are secured by first-priority liens on substantially all of the tangible and intangible assets of the Company and the Guarantors, in each case subject to certain exclusions and permitted liens, which collateral also secures, on a pari passu basis, the Notes.

Loans under the New Revolving Credit Facility bear interest at an adjusted secured overnight financing rate plus a margin of 2.75% to 3.50% per annum or an adjusted base rate plus a margin of 1.75% to 2.50% per annum, in each case based on the consolidated first lien debt ratio of the Company and its restricted subsidiaries.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2024 (unaudited)
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES (in millions, except per share amounts)
The New Revolving Credit Facility includes conditions precedent, representations and warranties, affirmative and negative covenants and events of default that are customary for financings of this type and size.

Prior Credit Facilities
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

On the Effective Date of August 11, 2023, the DIP Facility was terminated and the loans outstanding under the DIP Facility were converted (the Conversion) into loans outstanding under a $1,250.0 senior secured credit facility (the Exit Facility), and the liens and guarantees, including all guarantees and liens granted by certain subsidiaries of the Company that are organized in the United States and in certain foreign jurisdictions, granted under the DIP Facility were automatically terminated and released. In connection with the Conversion, the entire $1,250.0 under the Exit Facility was deemed drawn on the Effective Date. On December 18, 2024, each of the outstanding term loans were repurchased with the net proceeds of the offering of the Notes.

On February 13, 2024, the Company, as borrower, entered into a credit agreement (the Prior Credit Agreement) with certain financial institutions party thereto, as lenders, and PNC Bank, National Association, as administrative agent and collateral agent. The Prior Credit Agreement provided for a superior-priority senior secured revolving credit facility (the Prior Revolving Credit Facility) in an aggregate principal amount of $200.0, which included a $50.0 letter of credit sub-limit and a $20.0 swing loan sub-limit. In connection with the closing of the offering of the Notes and the entry into the New Credit Agreement, on December 18, 2024, the Company terminated the commitments under, and discharged and released all guarantees and liens existing in connection with the Prior Revolving Credit Facility.

Share Repurchase Program
On February 12, 2025, we announced that our Board had approved a $100 share repurchase program for the purchase of our common stock. We may utilize a number of different methods to effect the repurchases, including open market purchases, which may include, without limitation, round lot or block transactions, including through one or more accelerated stock repurchase plans or pursuant to the terms of one or more repurchase plans in accordance with Rule 10b5-1 or Rule 10b-18 under the Securities Exchange Act of 1934. The specific timing, price, and size of purchases will depend on prevailing stock prices, general market and economic conditions, and other considerations. The program may be extended, suspended, or discontinued at any time without prior notice and does not obligate us to acquire any particular amount of common stock.

Liquidity
Liquidity provided through the December 2024 debt refinancing is expected to sustain the Successor for at least the next twelve months. In addition to cash and cash equivalents and short-term investments, the Company has available capacity of $310.0 related to the New Revolving Facility.

The Company's total cash and cash availability as of December 31, 2024 and 2023 was as follows:

	2024	2023
Cash and cash equivalents	$296.2	$550.2
Additional cash availability from:
Short-term investments	16.9	13.4
Total cash and cash availability	$313.1	$563.6

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2024 (unaudited)
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES (in millions, except per share amounts)
The following table summarizes the results, excluding the impact of cash in businesses held for sale, of our consolidated statement of cash flows:

	Successor		Predecessor
	Year ended December 31, 2024	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Year ended December 31, 2022
Net cash flow provided (used) by:
Operating activities	$149.2	$158.0	$(415.0)	$(387.9)
Investing activities	(45.5)	(20.1)	(16.0)	(23.8)
Financing activities	(366.5)	(4.0)	563.5	349.8
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(18.2)	1.1	2.9	(8.2)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(281.0)	$135.0	$135.4	$(70.1)

Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments impact reported cash flows. Cash flows from operating activities during the 2024 Successor Period were driven by cash provided by Trade receivables, Income taxes, Accrued salaries, wages, and commissions, and Inventories, offset by uses for Accounts payable, Deferred revenue, and Prepaid expenses. The key drivers of these cash flows are timing of sales, collections, and vendor payments which can fluctuate significantly period to period.

Investing Activities. Cash flows from investing activities during the 2024 Successor Period were driven by Capital expenditures of $17.4 and Capitalized software development of $23.0.

The Company anticipates total capital expenditures and capitalized software development costs of approximately $66 in 2025 to be utilized for improvements to the Company's product line and investments in its infrastructure. The Company intends to finance these investments with funds provided by income generated by the business and, if necessary, borrowings under the New Revolving Credit Facility.

Financing Activities. Cash flows from financing activities during the 2024 Successor Period primarily relate to the December 2024 debt refinancing. Refer to Note 13 to the consolidated financial statements for further details.

Contractual and Other Obligations. We have certain contractual obligations and commitments for general operating purposes. Refer to Note 13 to the consolidated financial statements for scheduled maturities and interest rates of our long-term debt. The Company's leases support global staff via the use of office space, warehouses, vehicles and IT equipment and are discussed in additional detail within Note 17 to the consolidated financial statements. Changes in our business needs, fluctuating interest rates, and other factors may result in actual payments differing from our estimates. We cannot provide certainty regarding the timing and amounts of these payments or our ability to refinance outstanding debt on favorable terms or at all. The Company’s material cash obligations include the following contractual and other obligations as of December 31, 2024:

		Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt(1)	$950.2	$0.2	$—	$—	$950.0
Interest on debt(2)	389.2	57.9	147.2	147.2	36.9
Minimum operating lease obligations	140.2	51.2	57.5	16.2	15.3
Minimum finance lease obligations	28.7	6.1	7.2	3.7	11.7
Total	$1,508.3	$115.4	$211.9	$167.1	$1,013.9
(1)Amounts related to non-current finance lease liabilities are included in Minimum finance lease obligations.
(2)Amounts represent estimated contractual interest payments on outstanding long-term debt. Rates in effect as of December 31, 2024 are used for variable rate debt.

In addition to the general operating items above, the Company provides eligible employees with benefits pursuant to the pension and postretirement plans further described in Note 16 to the consolidated financial statements. Future contributions and disbursements related to the plans are dependent upon a number of factors, including the funded status of the plans.

Off-Balance Sheet Arrangements. The Company enters into various arrangements not recognized in the consolidated balance sheets that have or could have an effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources. The principal off-balance sheet arrangements that the Company enters into are guarantees and sales of finance

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2024 (unaudited)
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES (in millions, except per share amounts)
receivables. The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, customers, regulatory agencies and insurance providers. If the Company is not able to comply with its contractual obligations, the suppliers, regulatory agencies and insurance providers may draw on the pertinent bank. The Company has sold finance receivables to financial institutions while continuing to service the receivables. The Company records these sales by removing finance receivables from the consolidated balance sheets and recording gains and losses in the consolidated statement of operations (refer to Note 18 to the consolidated financial statements).

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements. The consolidated financial statements of the Company are prepared in conformity with generally accepted accounting principles in the United States (U.S. GAAP). The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenues and expenses. Such estimates include revenue recognition, the valuation of trade and financing receivables, the valuation of inventories, goodwill, intangible assets, other long-lived assets, legal contingencies, guarantee obligations, and assumptions used in the calculation of income taxes, pension and post-retirement benefits, and customer incentives, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors. Management monitors the economic conditions and other factors and will adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K. Management believes that, of its significant accounting policies, its policies concerning Fresh Start Accounting, revenue recognition, inventory reserves, goodwill, long-lived assets, taxes on income, contingencies and pensions and post-retirement benefits are the most critical because they are affected significantly by judgments, assumptions and estimates. Additional information regarding these policies is included below.

Fresh Start Accounting. In accordance with ASC 852, we applied Fresh Start Accounting upon emergence from the Restructuring Proceedings, at which point we became a new entity for financial reporting. References to “Predecessor” relate to the consolidated statements of operations for the twelve months ended December 31, 2022 and for the period from January 1, 2023 through and including the adjustments from the application of Fresh Start Accounting on August 11, 2023. References to “Successor” relate to the consolidated balance sheet of the reorganized Company as of December 31, 2024 and December 31, 2023 and consolidated statements of operations for twelve months ended December 31, 2024 and the period from August 12, 2023 through December 31, 2023 and are not comparable to the consolidated financial statements of the Predecessor as indicated by the “black line” division in the financial statements and footnote tables, which emphasizes the lack of comparability between amounts presented. The Company’s financial results for future periods following the application of Fresh Start Accounting will be different from historical trends and the differences may be material.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2024 (unaudited)
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES (in millions, except per share amounts)
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

The Company includes a warranty in connection with certain contracts with customers, which are not considered to be separate performance obligations. The Company provides its customers a manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. For additional information on product warranty refer to Note 11 to the consolidated financial statements. The Company also has extended warranty and service contracts available for its customers, which are recognized as separate performance obligations. Revenue is recognized on these contracts ratably as the Company has a stand-ready obligation to provide services when or as needed by the customer. This input method is the most accurate assessment of progress toward completion the Company can apply.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2024 (unaudited)
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES (in millions, except per share amounts)
Services may be sold separately or in bundled packages. For bundled packages, the Company accounts for individual services separately if they are distinct. A distinct service is separately identifiable from other items in the bundled package if a customer can benefit from it on its own or with other resources that are readily available to the customer. The consideration (including any discounts) is allocated between separate services or distinct obligations in a bundle based on their stand-alone selling prices. The stand-alone selling prices are determined based on the prices at which the Company separately sells the products or services. For items that are not sold separately, the Company estimates stand-alone selling prices using the cost plus expected margin approach. Revenue on service contracts is recognized ratably over time, generally using an input measure, as the customer simultaneously receives and consumes the benefits of the Company’s performance as the services are performed. In some circumstances, when global service supply chain services are not included in a term contract and rather billed as they occur, revenue on these billed work services are recognized as transfer of control occurs.

Inventory Valuation. At each reporting period, the Company identifies and writes down its excess and obsolete inventories to net realizable value based on usage forecasts, order volume and inventory aging. With the development of new products, the Company also rationalizes its product offerings and will write-down discontinued product to the lower of cost or net realizable value.

Goodwill. Goodwill in the Successor Period is the excess of the reorganization value of assets over the fair value of identifiable tangible and intangible assets (refer to Note 3 to the consolidated financial statements). Goodwill in the Predecessor Period is the cost in excess of the net assets of acquired businesses (refer to Note 10 to the consolidated financial statements).

The Company tests all existing goodwill at least annually as of October 1 for impairment on a reporting unit basis using either a quantitative or qualitative approach.

In years in which a qualitative analysis is performed by assessing recent trends and factors, including projected market outlook and growth rates, forecasted and actual sales and operating profit margins, discount rates, industry data, and other relevant qualitative factors. These trends and factors are compared to, and based on, the assumptions used in the most recent quantitative analysis performed for each reporting unit.

In years in which quantitative analyses are performed, the fair value of the reporting units is determined based upon a combination of the income and market approaches, which are standard valuation methodologies. The income approach uses discounted estimated future cash flows, whereas the market approach or guideline public company method utilizes market data of similar publicly traded companies. The fair value of the reporting unit is defined as the price that would be received in a sale of the net assets in an orderly transaction between market participants at the assessment date. The Company compares the fair value of each reporting unit with its carrying value and would recognize an impairment charge if the amount carrying amount exceeds the reporting unit’s fair value.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2024 (unaudited)
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES (in millions, except per share amounts)

In the 2024 Successor Period, the annual goodwill impairment test was performed using a quantitative analysis. In the 2023 Successor Period, annual impairment test was performed using a qualitative analysis. During the Predecessor Periods, annual goodwill impairment tests were performed using a quantitative analysis in 2022. As a result of a triggering event identified as of March 31, 2023, the Company performed an interim quantitative goodwill impairment test in the Predecessor Period. No impairment resulted from the quantitative interim goodwill impairment test. As a result of the reporting unit change in the second quarter of 2022, the Company performed an interim quantitative goodwill impairment test. No impairment resulted from the quantitative interim goodwill impairment test under either the legacy or new reporting unit structure.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2024 (unaudited)
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES (in millions, except per share amounts)
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

Statements can generally be identified as forward looking because they include words such as "believes," "anticipates," "expects," "intends," "plans," "will," "estimates," "potential," "target," "predict," "project," "seek," and variations thereof or "could," "should" or words of similar meaning. Statements that describe the Company's future plans, objectives or goals are also forward-looking statements, which reflect the current views of the Company with respect to future events and are subject to assumptions, risks and uncertainties that could cause actual results to differ materially. Although the Company believes that these forward-looking statements are based upon reasonable assumptions regarding, among other things, the economy, its knowledge of its business, and key performance indicators that impact the Company, these forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed in or implied by the forward-looking statements.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

The factors that may affect the Company's results include, among others:
•the significant variance of our actual financial results from the projections that were filed with the U.S. Bankruptcy Court and Dutch Court;
•the success of the Company's new products and services, including its DN Series line and EASY family of retail checkout solutions, and electronic vehicle charging service business;
•the Company’s ability to successfully execute on its digitally enabled hardware, services and software strategy;
•the Company’s ability to generate sufficient cash flows to refinance its indebtedness, fund its operations and make adequate capital investments;
•the ultimate benefits of the Company’s continuous improvement programs and other cost savings plans;
•risks related to our international operations, including geopolitical instability and wars;
•developments from recent and potential changes in U.S. trade policies and trade policies of other countries;
•the impact of the proliferation of payment options other than cash, which could result in a reduced need for cash in the marketplace and a resulting decline in the usage of ATMs;
•the impact of general economic conditions, cyclicality and uncertainty;
•the impact of increased energy, raw material and labor costs;
•the impact of competitive pressures, including pricing pressures and the introduction of new products and services by our competitors;
•the impact of a cybersecurity incident or operational failure on the Company's business;
•challenges associated with the use of AI in the Company’s business;
•the Company's reliance on suppliers, subcontractors and availability of raw materials and other components;
•the Company’s reliance on third parties, including to provide security systems and systems integration as well as outsourced business processes and other financial services;
•the Company’s ability to attract, retain and motivate key employees;
•the impact of additional tax expense or exposures;
•the potential for additional pension liability or expense associated with low investment performance by the Company’s pension plan assets;
•the Company's success in executing potential acquisitions, investments or partnerships and divestitures;
•the ultimate outcome of the appraisal proceedings initiated in connection with the implementation of the Domination and Profit Loss Transfer Agreement with the former Diebold Nixdorf AG (which was dismissed in the Company's favor at the lower court level in May 2022) and the merger/squeeze-out (which was dismissed in the Company's favor at the lower court level in 2023);
•the impact of market and economic conditions, including the bankruptcies, restructuring or consolidations of financial institutions, which could reduce the Company's customer base and/or adversely affect its customers' ability to make capital expenditures, as well as adversely impact the availability and cost of credit;
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
•the impact of regulatory and financial risks related to climate change;
•the impact of an adverse determination that that the Company's services, products or manufacturing processes infringe the intellectual property rights of others, or the Company’s failure to enforce its intellectual property rights;
•the Company’s exposure to liabilities under the FCPA or other worldwide anti-bribery laws;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of DECEMBER 31, 2024 (unaudited)
DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES (in millions, except per share amounts)
•the effect of changes in law and regulations or the manner of enforcement in the United States and internationally and the Company's ability to comply with applicable laws and regulations; and
•other factors included in the Company's filings with the SEC.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(dollars in millions, except per share amounts)

The Company is exposed to foreign currency exchange rate risk inherent in its international operations denominated in currencies other than the U.S. dollar. A hypothetical 10 percent movement in the applicable foreign exchange rates would have resulted in an increase or decrease in 2024 Successor Period operating loss of $32.3 and $39.5, respectively. The sensitivity model assumes an instantaneous, parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in an instantaneous or parallel fashion may overstate the impact of changing exchange rates on amounts denominated in a foreign currency.

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

The Company manages interest rate risk with the use of variable rate borrowings under its committed and uncommitted credit facilities and interest rate swaps. At December 31, 2024, variable rate borrowings totaled $16.0. A one percentage point increase or decrease in interest rates would have resulted in an increase or decrease in interest expense of $0.2 for 2024. The Company’s exposure to interest rate risk is movements in the EURIBOR, SOFR and LIBOR, while historically the primary exposure was related to movement in the LIBOR.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	41

Consolidated Balance Sheets at December 31, 2024 and 2023 (Successor)	44

Consolidated Statements of Operations for the year ended December 31, 2024 (Successor), the period from August 12, 2023 through December 31, 2023 (Successor), the period from January 1, 2023 through August 11, 2023 (Predecessor)and the year ended December 31, 2022 (Predecessor)	45

Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2024 (Successor), the period from August 12, 2023 through December 31, 2023 (Successor), the period from January 1, 2023 through August 11, 2023 (Predecessor) and the year ended December 31, 2022 (Predecessor)	46

Consolidated Statements of Equity for the year ended December 31, 2024 (Successor), the period from August 12, 2023 through December 31, 2023 (Successor), the period from January 1, 2023 through August 11, 2023 (Predecessor) and the year ended December 31, 2022 (Predecessor)	47

Consolidated Statements of Cash Flows for the year ended December 31, 2024 (Successor), the period from August 12, 2023 through December 31, 2023 (Successor), the period from January 1, 2023 through August 11, 2023 (Predecessor) and the year ended December 31, 2022 (Predecessor)	49

Notes to the Consolidated Financial Statements	51

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Diebold Nixdorf, Incorporated:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Diebold Nixdorf, Incorporated and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the year ended December 31, 2024 (Successor), the periods from January 1, 2023 through August 11, 2023 (Predecessor) and August 12, 2023 through December 31, 2023 (Successor), and for the year ended December 31, 2022 (Predecessor), and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the year ended December 31, 2024 (Successor), the periods from January 1, 2023 through August 11, 2023 (Predecessor) and August 12, 2023 through December 31, 2023 (Successor), and for the year ended December 31, 2022 (Predecessor), in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Fresh Start Accounting

As discussed in Note 1, Note 2 and Note 3 to the consolidated financial statements, on August 11, 2023, the United States Bankruptcy Court for the Southern District of Texas and the District Court of Amsterdam entered an order confirming the amended plan of reorganization, which became effective after the close of business on that day. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with FASB Accounting Standard Codification 852, Reorganizations, for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 3 of the consolidated financial statements.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Sufficiency of audit evidence over net sales

As discussed in Note 1 to the Company's consolidated financial statements, the Company recognizes net sales when it satisfies a performance obligation by transferring control over a product or service to a customer. The Company recorded $3,751.1 million of net sales in 2024.

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
February 25, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Diebold Nixdorf, Incorporated:

Opinion on Internal Control Over Financial Reporting

We have audited Diebold Nixdorf, Incorporated and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the year ended December 31, 2024 (Successor), the periods from January 1, 2023 through August 11, 2023 (Predecessor) and August 12, 2023 through December 31, 2023 (Successor) and for the year ended December 31, 2022 (Predecessor), and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Cleveland, Ohio
February 25, 2025

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share)

	December 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$296.2	$550.2
Restricted cash	15.1	42.1
Short-term investments	16.9	13.4
Trade receivables, less allowances for doubtful accounts of $10.9 and $3.6, respectively	588.5	721.8
Inventories	528.1	589.8
Prepaid expenses	45.8	44.0
Current assets held for sale	9.6	—
Other current assets	167.7	192.6
Total current assets	1,667.9	2,153.9
Securities and other investments	7.0	6.5
Property, plant and equipment, net	128.1	159.0
Deferred income taxes	69.5	71.4
Goodwill	586.4	612.3
Customer relationships, net	482.7	543.0
Other intangible assets, net	295.9	348.3
Right-of-use operating lease assets	118.1	98.7
Other assets	187.9	168.9
Total assets	$3,543.5	$4,162.0

LIABILITIES AND EQUITY
Current liabilities
Notes payable	$0.2	$0.3
Accounts payable	460.2	529.0
Deferred revenue	320.7	376.2
Payroll and other benefits liabilities	173.2	160.1
Operating lease liabilities	43.3	39.6
Other current liabilities	268.7	315.8
Total current liabilities	1,266.3	1,421.0
Long-term debt	927.3	1,252.4
Pensions, post-retirement and other benefits	124.4	112.6
Long-term operating lease liabilities	76.3	65.1
Deferred income taxes	176.8	204.9
Other liabilities	34.2	26.8
Total liabilities	2,605.3	3,082.8
Equity
Diebold Nixdorf, Incorporated shareholders' equity
Common stock, $0.01 par value, 45,000,000 shares authorized, 37,576,678 and 37,566,678 shares issued, and 37,576,678 and 37,566,678 shares outstanding, respectively	0.4	0.4
Additional paid-in-capital	1,048.4	1,038.7
Retained earnings (deficit)	(1.1)	17.1
Accumulated other comprehensive income (loss)	(117.9)	7.6
Total Diebold Nixdorf, Incorporated shareholders' equity	929.8	1,063.8
Noncontrolling interests	8.4	15.4
Total equity	938.2	1,079.2
Total liabilities and equity	$3,543.5	$4,162.0
See accompanying notes to consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Successor		Predecessor
	Year ended December 31,	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Year ended December 31,
	2024			2022
Net sales
Services	$2,150.4	$858.4	$1,295.0	$2,098.9
Products	1,600.7	770.2	836.9	1,361.8
	3,751.1	1,628.6	2,131.9	3,460.7
Cost of sales
Services	1,616.9	658.2	922.4	1,480.8
Products	1,214.2	617.4	689.5	1,222.6
	2,831.1	1,275.6	1,611.9	2,703.4
Gross profit	920.0	353.0	520.0	757.3
Selling and administrative expense	643.6	226.0	458.7	741.6
Research, development and engineering expense	93.6	34.4	62.3	120.7
Impairment of assets and other	0.7	0.2	4.5	106.7
	737.9	260.6	525.5	969.0
Operating profit (loss)	182.1	92.4	(5.5)	(211.7)
Other income (expense)
Interest income	12.3	6.3	6.7	10.0
Interest expense	(155.3)	(73.1)	(173.6)	(199.2)
Foreign exchange gain (loss), net	13.8	(12.2)	(1.2)	(7.8)
Reorganization items, net	—	(17.1)	1,614.1	—
Miscellaneous, net	1.5	(0.8)	12.3	2.2
Loss on extinguishment of debt	(7.1)	—	—	—
Loss on refinancing	—	—	—	(32.1)
Income (loss) before taxes	47.3	(4.5)	1,452.8	(438.6)
Income tax expense (benefit)	64.3	(14.7)	90.4	149.2
Equity in earnings (loss) of unconsolidated subsidiaries, net	2.5	4.5	(0.5)	2.2
Net income (loss)	(14.5)	14.7	1,361.9	(585.6)
Net income (loss) income attributable to noncontrolling interests	2.0	1.3	(0.8)	(4.2)
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(16.5)	$13.4	$1,362.7	$(581.4)

Basic weighted-average shares outstanding	37.6	37.6	79.7	79.0
Diluted weighted-average shares outstanding	37.6	37.6	81.4	79.0

Net income (loss) attributable to Diebold Nixdorf, Incorporated
Basic earnings (loss) per share	$(0.44)	$0.36	$17.10	$(7.36)
Diluted earnings (loss) per share	$(0.44)	$0.36	$16.74	$(7.36)

See accompanying notes to consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Successor		Predecessor
	Year ended December 31,	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Year ended December 31,
	2024			2022
Net income (loss)	$(14.5)	$14.7	$1,361.9	$(585.6)
Other comprehensive income (loss), net of tax:
Translation adjustment (net of tax of $12.7 and $— in the Successor Periods and $— and $(3.0) in the Predecessor Periods, respectively)	(126.1)	14.4	21.0	(35.3)
Foreign currency hedges (net of tax of $— and $— in the Successor Periods and $— and $— in the Predecessor Periods, respectively)	—	(0.1)	4.7	—
Interest rate hedges:
Net income (loss) recognized in other comprehensive income (net of tax of $(0.1) and $— in the Successor Periods and $— and $0.7 in the Predecessor Periods, respectively)	(0.1)	—	3.4	5.5
Less: reclassification adjustments for amounts recognized in net income (loss) (net of tax of $— and $— in the Successor Periods and $— and $0.1 in the Predecessor Periods, respectively)	—	—	—	0.6
	(0.1)	—	3.4	4.9
Pension and other post-retirement benefits:
Prior service credit (cost) recognized during the period (net of tax of $(0.7) and $(0.2) in the Successor Period and $0.2 and $— in the Predecessor Periods, respectively)	0.2	0.4	(0.2)	2.4
Net actuarial gains (losses) recognized during the period (net of tax of $2.5 and $2.6 in the Successor Periods and $(4.9) and $— in the Predecessor Periods, respectively)	(0.9)	(6.5)	4.2	38.5
Net actuarial gains (losses) occurring during the period (net of tax of $— and $— in the Successor Periods and $1.1 and $— in the Predecessor Periods, respectively)	—	—	(1.0)	2.3
Net actuarial gains (losses) recognized due to settlement (net of tax of $(3.2) and $— in Successor Periods and $1.1 and $— in the Predecessor Periods, respectively)	1.2	0.1	(0.9)	10.2
Currency impact (net of tax of $0.3 and $0.1 in the Successor Periods and $(1.3) and $— in the Predecessor Periods, respectively)	(0.1)	(0.1)	1.1	(1.4)
	0.4	(6.1)	3.2	52.0
Other	—	(0.4)	—	2.8
Other comprehensive income (loss), net of tax	(125.8)	7.8	32.3	24.4
Comprehensive income (loss)	(140.3)	22.5	1,394.2	(561.2)
Less: comprehensive income (loss) attributable to noncontrolling interests	1.7	1.5	(8.5)	1.7
Comprehensive income (loss) attributable to Diebold Nixdorf, Incorporated	$(142.0)	$21.0	$1,402.7	$(562.9)

See accompanying notes to consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)

	Common Shares					Accumulated Other Comprehensive Income (Loss)		Total Diebold Nixdorf, Incorporated Shareholders' Equity (Deficit)
	Number	Par Value (1)	Additional Capital	Retained Earnings (Deficit)	Treasury Shares		Equity Warrants		Non-controlling Interests	Total Equity
Balance at January 1, 2022 (Predecessor)	94.6	$118.3	$819.6	$(822.4)	$(582.1)	$(378.5)	$—	$(845.1)	$8.1	$(837.0)
Net income (loss)	—	—	—	(581.4)	—	—	—	(581.4)	(4.2)	(585.6)
Other comprehensive income (loss)	—	—	—	—	—	18.5	—	18.5	5.9	24.4
Share-based compensation issued	1.2	1.5	(1.5)	—	—	—	—	—	—	—
Share-based compensation expense	—	—	13.4	—	—	—	—	13.4	—	13.4
Treasury shares (0.4 shares)	—	—	—	—	(3.5)	—	—	(3.5)	—	(3.5)
Distribution to noncontrolling interest holders, net	—	—	—	(2.9)	—	—	—	(2.9)	—	(2.9)
Equity warrants	—	—	—	—	—	—	20.1	20.1	—	20.1
Balance at December 31, 2022 (Predecessor)	95.8	$119.8	$831.5	$(1,406.7)	$(585.6)	$(360.0)	$20.1	$(1,380.9)	$9.8	$(1,371.1)
Net income (loss)	—	—	—	1,362.7	—	—	—	1,362.7	(0.8)	1,361.9
Other comprehensive income (loss)	—	—	—	—	—	40.0	—	40.0	(7.7)	32.3
Share-based compensation issued	1.2	1.4	(1.5)	—	—	—	—	(0.1)	—	(0.1)
Share-based compensation expense	—	—	2.4	—	—	—	—	2.4	—	2.4
Treasury shares (0.3 shares)	—	—	—	—	(0.8)	—	—	(0.8)	—	(0.8)
Acceleration of Predecessor equity awards	—	—	2.8	—	—	—	—	2.8	—	2.8
Elimination of Predecessor common shares, additional capital, retained earnings, treasury shares and warrants	(97.0)	(121.2)	(835.2)	48.4	586.4	—	(20.1)	(341.7)	—	(341.7)
Elimination of accumulated other comprehensive income	—	—	—	—	—	320.0	—	320.0	—	320.0
Change in value of non-controlling interests	—	—	—	—	—	—	—	—	12.6	12.6
Issuance of Successor common stock	37.6	0.4	1,038.6	—	—	—	—	1,039.0	—	1,039.0
Balance as of August 12, 2023 (Successor)	37.6	$0.4	$1,038.6	$4.4	$—	$—	$—	$1,043.4	$13.9	$1,057.3
Net income (loss)	—	—	—	13.4	—	—	—	13.4	1.3	14.7
Other comprehensive income (loss)	—	—	—	—	—	7.6	—	7.6	0.2	7.8
Share-based compensation expense	—	—	0.1	—	—	—	—	0.1	—	0.1
Distributions to noncontrolling interest holders, net	—	—	—	(0.7)	—	—	—	(0.7)	—	(0.7)
Balance at December 31, 2023 (Successor)	37.6	$0.4	$1,038.7	$17.1	$—	$7.6	$—	$1,063.8	$15.4	$1,079.2
See accompanying notes to consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)

	Common Shares					Accumulated Other Comprehensive Income (Loss)		Total Diebold Nixdorf, Incorporated Shareholders' Equity (Deficit)
	Number	Par Value (1)	Additional Capital	Retained Earnings (Deficit)	Treasury Shares		Equity Warrants		Non-controlling Interests	Total Equity
Net income (loss)	—	—	—	(16.5)	—	—	—	(16.5)	2.0	(14.5)
Other comprehensive income (loss)	—	—	—	—	—	(125.5)	—	(125.5)	(0.3)	(125.8)
Share-based compensation expense	—	—	9.7	—	—	—	—	9.7	—	9.7
Distributions to noncontrolling interest holders, net	—	—	—	(1.7)	—	—	—	(1.7)	(8.7)	(10.4)
Balance at 12/31/2024 (Successor)	37.6	0.4	1,048.4	(1.1)	—	(117.9)	—	929.8	8.4	938.2

(1) Successor Common Stock par value is $0.01, and the Predecessor Common Shares par value is $1.25.
See accompanying notes to consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Successor		Predecessor
	Year ended December 31,	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Year ended December 31,
	2024			2022
Cash flow from operating activities
Net income (loss)	$(14.5)	$14.7	$1,361.9	$(585.6)
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation and amortization	40.1	21.4	35.5	56.4
Amortization of fair valued assets	92.2	37.6	41.8	69.6
Amortization of deferred financing costs into interest expense	1.9	0.9	21.8	15.5
Reorganization items (non-cash)	—	—	(1,747.6)	—
Reorganization items (debt make whole premium)	—	—	91.0	—
Share-based compensation	9.7	0.1	5.1	13.4
Debt prepayment costs - Exit Facility	2.0	—	—	—
Loss on extinguishment of debt	7.1	—	—	—
Net pension settlements	4.4	—	—	10.1
Other	1.1	—	—	3.1
Loss (gain) on sale of assets, net	(1.2)	(1.0)	1.2	(5.1)
Impairment of assets	1.9	1.2	3.3	111.8
Deferred income taxes	(34.1)	(43.2)	79.8	92.9
Changes in certain assets and liabilities:
Trade receivables	99.6	(101.6)	9.9	(49.4)
Inventories	20.9	150.8	(98.1)	(74.5)
Sales tax and net value added tax	(19.1)	31.9	(38.1)	17.5
Income taxes	38.8	16.3	(26.0)	2.0
Accounts payable	(42.2)	75.0	(140.4)	(66.5)
Deferred revenue	(34.6)	(43.2)	(51.0)	140.6
Accrued salaries, wages and commissions	29.0	(1.0)	33.0	(72.5)
Restructuring accrual	5.8	(3.8)	(30.2)	9.4
Accrued interest	(5.3)	3.2	20.9	(52.5)
Warranty liability	3.0	0.8	(3.4)	(7.3)
Prepaid expenses	(22.9)	0.1	4.6	(3.9)
Pension and other post-retirement benefits	(1.1)	1.9	2.0	(19.5)
Certain other assets and liabilities	(33.3)	(4.1)	8.0	6.6
Net cash provided (used) by operating activities	149.2	158.0	(415.0)	(387.9)
Cash flow from investing activities
Proceeds from divestitures, net of cash divested	—	—	—	10.5
Proceeds from maturities of investments	288.8	129.0	153.2	414.1
Payments for purchases of investments	(295.2)	(129.5)	(141.0)	(401.3)
Proceeds from sale of assets	1.3	—	—	6.0
Capital expenditures	(17.4)	(9.8)	(15.1)	(24.4)
Capitalized software development	(23.0)	(9.8)	(13.1)	(28.7)
Net cash used by investing activities	(45.5)	(20.1)	(16.0)	(23.8)
Cash flow from financing activities
See accompanying notes to consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

Borrowings-Revolving Credit Facility	200.0	—	—	693.9
Repayments-Revolving Credit Facility	(200.0)	—	—	(572.9)
Borrowings-New Revolving Credit Facility	70.0	—	—	—
Repayments-New Revolving Credit Facility	(70.0)	—	—	—
Borrowings and repayments of Exit Facility	(1,250.0)	—	1,250.0	—
Proceeds from the issuance of 2030 Senior Secured Notes	950.0	—	—	—
Debt issuance costs	(26.8)	—	(5.1)	(15.7)
Payment of Exit Facility Call Premium	(21.0)	—	—	—
Debt prepayment costs	(2.0)	—	—	—
Repayment of ABL credit agreement	—	—	(188.3)	—
Borrowings - FILO	—	—	58.9	—
Repayments - FILO	—	—	(58.9)	—
Repayment of superpriority term loan	—	—	(400.6)	—
Proceeds from 2025 Superpriority Term Loans	—	—	—	370.0
Borrowings on international short-term uncommitted lines of credit	0.4	5.0	4.4	16.1
Payments on Term Loan B Facility	—	—	—	(115.6)
International short term uncommitted lines of credit and other repayments	(0.5)	(6.7)	(2.5)	(15.4)
Debt make-whole premium	—	—	(91.0)	—
Distributions to noncontrolling interest holders	(10.4)	—	—	(2.8)
Other	(6.2)	(2.3)	(3.4)	(7.8)
Net cash provided (used) by financing activities	(366.5)	(4.0)	563.5	349.8
Effect of exchange rate changes on cash and cash equivalents	(18.2)	1.1	2.9	(8.2)
Change in cash, cash equivalents and restricted cash	(281.0)	135.0	135.4	(70.1)
Add: Cash included in assets held for sale at beginning of period	—	0.7	2.8	3.1
Less: Cash included in assets held for sale at end of period	—	—	0.7	2.8
Cash, cash equivalents and restricted cash at the beginning of the period	592.3	456.6	319.1	388.9
Cash, cash equivalents and restricted cash at the end of the period	$311.3	$592.3	$456.6	$319.1
Cash paid for
Income taxes	56.1	21.4	25.2	33.1
Interest	149.4	52.7	74.7	231.6
`

	Successor		Predecessor
	December 31, 2024	December 31, 2023	August 11, 2023	December 31, 2022
Cash and cash equivalents	$296.2	$550.2	$395.8	$307.4
Restricted cash	15.1	42.1	60.8	11.7
Total cash, cash equivalents and restricted cash at the end of the period	$311.3	$592.3	$456.6	$319.1
See accompanying notes to consolidated financial statements.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of DECEMBER 31, 2024 (in millions, except per share amounts)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bankruptcy Accounting and Fresh Start Accounting. The consolidated financial statements of Diebold Nixdorf, Incorporated and its wholly- and majority-owned subsidiaries (collectively, the Company) for the Predecessor Periods of January 1, 2023 through August 11, 2023 and the year end December 31, 2022 have been prepared using the going concern basis of accounting and in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic No. 852 – Reorganizations (ASC 852). See Note 2 and Note 3 for further detail.

In accordance with ASC 852, we applied fresh start accounting (Fresh Start Accounting) upon emergence from the Restructuring Proceedings (see Note 2), at which point we became a new entity for financial reporting because (i) the holders of the then existing common shares of the Predecessor received less than 50% of the new shares of common stock of the Successor outstanding upon emergence and (ii) the reorganization value of the Company’s assets immediately prior to confirmation of the Plans (defined in Note 2) was less than the total of all post-petition liabilities and allowed claims.

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

References to “Predecessor” relate to the consolidated statements of operations for the twelve months ended December 31, 2022 and for the period from January 1, 2023 through and including the adjustments from the application of Fresh Start Accounting on August 11, 2023. References to “Successor” relate to the consolidated balance sheets of the reorganized Company as of December 31, 2023 and December 31, 2024 and consolidated statements of operations for the period from August 12, 2023 through December 31, 2023 and for the twelve months ended December 31, 2024 and are not comparable to the consolidated financial statements of the Predecessor as indicated by the “black line” division in the financial statements and footnote tables, which emphasizes the lack of comparability between amounts presented. The Company’s financial results for future periods following the application of Fresh Start Accounting will be different from historical trends and the differences may be material.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated, including common control transfers among subsidiaries of the Company.

Use of Estimates in Preparation of Consolidated Financial Statements. The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include revenue recognition, the valuation of inventories, goodwill, intangible assets, other long-lived assets, legal contingencies, guarantee obligations and assumptions used in the calculation of income taxes, pension and other post-retirement benefits and customer incentives, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors. Management monitors the economic condition and other factors and will adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

Reclassifications. The Company has reclassified the presentation of certain prior-year information to conform to the current presentation.

Immaterial Error Correction. The Company’s consolidated statement of operations for the periods from July 1, 2023 through August 11, 2023 (Predecessor) and from August 12, 2023 through December 31, 2023 (Successor) include corrections of an immaterial prior period accounting error related to the recording of interest expense. The correction resulted in a decrease of $4.4 to “Interest expense” in the Predecessor Period and an increase of $4.4 to “Interest Expense” in the Successor Period. The Successor Period consolidated balance sheet as of December 31, 2023 also includes an increase of $4.4 to “Other assets”, and reduction of $4.4 to “Goodwill” as a result of the error correction.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (in millions, except per share amounts)

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

As of December 31, 2024, the Company had $9.6 and $— current assets and liabilities held for sale, respectively. The assets held for sale related to the Company's non-consolidated joint venture investment in Inspur Financial Information System Co., Ltd. (refer to Note 9 for further detail) and real property in Brazil. As of December 31 2023, the Company had no current assets and liabilities held for sale.

Revenue Recognition. Refer to Note 22.

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

Fully depreciated assets are retained until disposal. Upon disposal, assets and related accumulated depreciation or amortization are removed from the accounts and the net amount, less proceeds from disposal, is recorded as gain or loss to operations.

Advertising Costs. Advertising costs are expensed as incurred and were $10.4, $3.5, $4.6 and $8.5 for the Successor Periods for the year ended December 31, 2024 and from August 12, 2023 to December 31, 2023, and the Predecessor Periods from January 1, 2023 to August 11, 2023 and the years ended December 31, 2022, respectively.

Research, Development and Engineering. Research, development and engineering costs are expensed as incurred and were $93.6, $34.4, $62.3 and $120.7 for the Successor Periods for the year ended December 31, 2024 and from August 12, 2023 to December 31, 2023, and the Predecessor Periods from January 1, 2023 to August 11, 2023, and the year ended December 31, 2022, respectively. This excludes certain software development costs of $23.0, $9.8 $13.1, and $28.7 for the Successor Periods for the year ended December 31, 2024 and the period from August 12, 2023 to December 31, 2023, and the Predecessor Periods from January 1, 2023 to August 11 2023, and the year ended December 31, 2022, respectively, which are capitalized after technological feasibility of the software is established.

Shipping and Handling Costs. The Company recognizes shipping and handling fees billed when products are shipped or

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (in millions, except per share amounts)

delivered to a customer and includes such amounts in net sales. Third-party freight payments are recorded in cost of sales.

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

Cash, Cash Equivalents and Restricted Cash. The Company considers highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company had $15.1 and $42.1 of restricted cash at December 31, 2024 and 2023, respectively. Refer to Note 21 for further information on restricted cash.

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
FORM 10-K as of December 31, 2024
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

Assets Held in Rabbi Trusts / Deferred Compensation The fair value of the assets held in rabbi trusts (refer to Note 9) is derived from investments in a mix of money market, fixed income and equity funds. The related deferred compensation liability is also recorded at fair value.

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

Trade Receivables. The Company records the lifetime expected loss on uncollectible trade receivables based on historical loss experience as a percentage of sales and makes adjustments as necessary based on current trends. The Company will also record periodic adjustments for specific customer circumstances and changes in the aging of accounts receivable balances. Amounts deemed uncollectible are written off.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (in millions, except per share amounts)

The following table summarizes the Company’s allowances for doubtful accounts:

	Successor		Predecessor
	Year ended December 31, 2024	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Year ended December 31, 2022

Beginning balance	$3.6	$—	$34.5	$35.3
Charged to costs and expenses	17.8	8.0	16.6	14.0
Charged to other accounts (1)	(1.2)	(0.2)	(0.3)	(0.1)
Deductions (2)	(9.3)	(4.2)	(14.7)	(14.7)
Fresh Start Accounting adjustment	—	—	(36.1)	—
Ending balance	$10.9	$3.6	$—	$34.5
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

Inventories. The Company primarily values inventories using average or standard costing utilizing lower of cost or net realizable value. The standard costs approximate costs determined on a first in, first out basis. The Company identifies and writes down its excess and obsolete inventories to net realizable value based on usage forecasts, order volume and inventory aging. With the development of new products, the Company may also rationalize its product offerings and will assess if it is required to write-down discontinued products to the lower of cost or net realizable value.

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
FORM 10-K as of December 31, 2024
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

Related Party Transactions. The Company has certain strategic alliances that are not consolidated. The Company's strategic alliances are not significant subsidiaries and are accounted for under the equity method of investments. The Company owns 48.1 percent of Inspur (Suzhou) Financial Information Technology Co., Ltd (Inspur JV) and 49.0 percent of Aisino-Wincor Retail & Banking Systems (Shanghai) Co., Ltd (Aisino JV) as of December 31, 2024. The Company engages in transactions with these entities in the ordinary course of business. As of December 31, 2024, the Company had accounts receivable due from and accounts payable due to these affiliates of $11.5 and $27.0, respectively, which are included in trade receivables, less allowances for doubtful accounts and accounts payable, respectively, on the consolidated balance sheets.

Recently Adopted Accounting Guidance
In November 2023, the FASB issued ASU 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). The amendments of ASU 2023-07 require an enhanced disclosure of significant segment expenses on an annual and interim basis. Upon adoption, the guidance was applied retrospectively. Refer to Note 24 of the consolidated financial statements for more information.

The effects of the adoption of the ASUs listed below did not significantly impact the Company's financial statements:

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (in millions, except per share amounts)

Standards Pending Adoption	Description	Effective Date
ASU 2020-04 Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting	The standard provides optional expedients and exceptions for applying GAAP to contracts, hedges and other transaction that are impacted by reference rate reform. The adoption of this ASU did not have a significant impact on the Company's consolidated financial statements.	January 1, 2024
ASU 2022-06 Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848	The standard defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The adoption of this ASU did not have a significant impact on the Company's consolidated financial statements.	January 1, 2024

Recently Issued Accounting Guidance
The following ASUs were recently issued by the FASB, which could significantly impact the Company's financial statements:

Standards Pending Adoption	Description	Effective/Adoption Date	Anticipated Impact
ASU 2023-09 Income Taxes (Topic 740) - Improvements to Income Tax Disclosures	The standard improves the transparency of financial reporting by adding requirements for disclosures related to effective tax rate reconciliation, as well as information on income taxes paid.	December 31, 2025	The Company is currently assessing the impact this ASU will have on its consolidated financial statements. The ASU allows for early adoption in any year end after issuance of the update.
ASU 2024-01 Stock Compensation (Topic 718) - Scope Application of Profits Interest and Similar Awards	This standard adds an illustrative example to determine whether a profit interest award should be accounted for as a share-based arrangement (Topic 718) or similar to a cash bonus or profit-sharing arrangement (Topic 710).	December 31, 2025	The Company does not expect this ASU will have a significant impact on its consolidated financial statements.
ASU 2024-03 Comprehensive Income (Topic 220) - Disaggregation of Income Statement Expenses	This standard is expected to lead to incremental disclosure about the type of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented captions.	December 31, 2027	The Company is currently assessing the impact this ASU will have on its consolidated financial statements. The ASU allows for early adoption in any year after issuance of the update.
ASU 2024-04 Debt (Topic 740) - Induced Conversions of Convertible Debt Instruments	This standard clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion.	December 31, 2026	The Company does not expect this ASU will have a significant impact on its consolidated financial statements.

NOTE 2: CHAPTER 11 CASES AND DUTCH SCHEME PROCEEDINGS

On June 1, 2023, the Company and certain of its U.S. and Canadian subsidiaries (collectively, the Debtors) filed voluntary petitions in the U.S. Bankruptcy Court for the Southern District of Texas (the U.S. Bankruptcy Court) seeking relief under chapter 11 of title 11 of the U.S. Code (the U.S. Bankruptcy Code). The cases were jointly administered under the caption In re: Diebold Holding Company, LLC, et al. (Case No. 23-90602) (the Chapter 11 Cases). Additionally, on June 1, 2023, Diebold Nixdorf Dutch Holding B.V. (Diebold Dutch) filed a scheme of arrangement relating to certain of the Company’s other subsidiaries (the Dutch Scheme Parties) and commenced voluntary proceedings (the Dutch Scheme Proceedings) under the Dutch Act on Confirmation of Extrajudicial Plans (Wet homologatie onderhands akkoord) in the District Court of Amsterdam (the Dutch Court). In addition, on June 12, 2023, Diebold Dutch filed a voluntary petition for relief under chapter 15 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court seeking recognition of the Dutch Scheme Proceedings as a foreign main proceedings and related relief (the Chapter 15 Proceedings).

On July 13, 2023, the U.S. Bankruptcy Court entered an order confirming the Debtors’ Second Amended Joint Prepackaged Chapter 11 Plan of Reorganization (the U.S. Plan). On August 2, 2023, the Dutch Court entered an order (the WHOA Sanction Order) sanctioning the Netherlands WHOA Plan of Diebold Dutch and the Dutch Scheme Companies (the WHOA Plan) in the Dutch Scheme Proceedings. On August 7, 2023, the U.S. Bankruptcy Court entered an order in the Chapter 15 Proceedings recognizing the WHOA Plan and the WHOA Sanction Order.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2024
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

As a result of the adoption of Fresh Start Accounting and the effects of the implementation of the Plans, the Company’s consolidated financial statements of the Successor, are not comparable to the consolidated financial statements of the Predecessor.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (in millions, except per share amounts)

NOTE 4: EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is based on the weighted-average number of common stock outstanding. Diluted earnings (loss) per share includes the dilutive effect of potential shares of common stock outstanding. Under the two-class method of computing earnings (loss) per share, non-vested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities. During the Predecessor Periods, the Company’s participating securities include restricted stock units (RSUs), director deferred shares and shares that were vested but deferred by employees. There were no vested participating securities in the Successor Period. The Company calculated basic and diluted earnings (loss) per share under both the treasury stock method and the two-class method. For the Successor Period the year ending December 31, 2024, the period from August 12, 2023 through December 31, 2023 and the Predecessor Periods of the period from January 1, 2023 through August 11, 2023 and the years ended December 31, 2022 and 2021, there were no differences in the earnings (loss) per share amounts calculated using the two methods. Accordingly, the treasury stock method is disclosed below; however, because the Company is in a net loss position in the years ended December 31, 2022, and December 31, 2024, dilutive shares are excluded from the shares used in the computation of diluted loss per share.

The following table represents amounts used in computing earnings (loss) per share and the effect on the weighted-average number of shares of dilutive potential common stock for the years ended December 31:

	Successor		Predecessor
	Year ended December 31, 2024	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Year ended December 31, 2022

Numerator
Income (loss) used in basic and diluted loss per share
Net income (loss)	$(14.5)	$14.7	$1,361.9	$(585.6)
Net income (loss) income attributable to noncontrolling interests	2.0	1.3	(0.8)	(4.2)
Net income (loss) attributable to Diebold Nixdorf, Incorporated	$(16.5)	$13.4	$1,362.7	$(581.4)
Denominator
Weighted-average number of shares of common stock used in basic earnings (loss) per share (1)	37.6	37.6	79.7	79.0
Effect of dilutive shares (1)	—	—	1.7	—
Weighted-average number of shares used in diluted earnings (loss) per share	37.6	37.6	81.4	79.0
Net income (loss) per share attributable to Diebold Nixdorf, Incorporated
Basic and diluted income (loss) per share	$(0.44)	$0.36	$17.10	$(7.36)
Diluted earnings income (loss) per share	$(0.44)	$0.36	$16.74	$(7.36)

Anti-dilutive shares
Anti-dilutive shares not used in calculating diluted weighted-average shares	1.1	—	2.1	4.2
(1)Shares of 0.1 for the year ended December 31, 2024 are excluded from the computation of diluted earnings (loss) per share because the effects are anti-dilutive due to the net loss position. Shares of 1.5 for the year ended December 31, 2022 are excluded from the computation of diluted earnings (loss) per share because the effects are anti-dilutive due to the net loss position.

NOTE 5: SHARE-BASED COMPENSATION AND EQUITY

Share-Based Compensation Cost. The Company recognizes costs resulting from all share-based payment transactions based on the fair value of the award as of the grant date. Awards are valued at fair value and compensation cost is recognized on a straight-line basis over the requisite periods of each award. To cover the exercise and/or vesting of its share-based payments, the Company uses a combination of new shares from its authorized, unissued share pool and its treasury shares. On the Effective Date, the then existing common shares of the Predecessor were canceled and new common stock of the Successor was issued. Accordingly, the existing share-based compensation awards issued pursuant to the 2017 Equity and Performance Incentive Plan were also canceled, which resulted in the recognition of any previously unamortized expense related to the canceled awards on the date of cancellation. Pursuant to the U.S. Plan, the reorganized Company adopted a new management incentive plan. The number of shares of common stock that may be issued pursuant to the 2023 Equity and Incentive Plan (the 2023 Plan) was 2.4, of which 0.6 shares were available for issuance at December 31, 2024.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (in millions, except per share amounts)

The following table summarizes the components of the Company’s employee and non-employee directors share-based compensation programs recognized as selling and administrative expense for the periods presented:

	Successor		Predecessor
	Year ended December 31, 2024	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Year ended December 31, 2022

Stock options
Pre-tax compensation expense	$4.1	$0.1	$—	$0.3
Tax benefit	(0.9)	—	—	—
Stock option expense, net of tax	$3.2	$0.1	$—	$0.3

RSU's
Pre-tax compensation expense	$5.6	$—	$2.3	$13.6
Acceleration of Predecessor awards	—	—	2.7	—
Tax benefit	(1.3)	—	(1.2)	(1.6)
RSU expense, net of tax	$4.3	$—	$3.8	$12.0

Performance shares
Pre-tax compensation expense	$—	$—	$0.1	$(0.5)
Tax benefit	—	—	—	—
Performance share expense, net of tax	$—	$—	$0.1	$(0.5)

Total share-based compensation
Pre-tax compensation expense	$9.7	$0.1	$2.4	$13.4
Acceleration of Predecessor awards	—	—	2.7	—
Tax benefit	(2.2)	—	(1.2)	(1.6)
Total share-based compensation, net of tax	$7.5	$0.1	$3.9	$11.8

The following table summarizes information related to unrecognized share-based compensation costs as of December 31, 2024 (Successor):

	Unrecognized Cost	Weighted-Average Period
		(years)
Stock options	$10.9	2.4
RSUs	14.3	1.7
	$25.2
SHARE-BASED COMPENSATION AWARDS

Stock options, RSUs and performance shares were granted by the Predecessor Periods prior to 2023, and were issued to officers and other management employees under the Company’s Amended and Restated 1991 Equity and Performance Incentive Plan (as amended and restated as of February 12, 2014) (the 1991 Plan) and the 2017 Plan. In the Successor Periods, stock options and RSUs were issued to officers and other management employees under the Company’s 2023 Plan.

Stock Options
In 2024, stock options were granted to management employees under the 2023 Plan. These awards are market condition vested options that vest over four years, provided certain stock trading levels are achieved. The option exercise prices equal the closing price of the Company’s common shares on the date of grant. During the 2023 Successor Period, stock options were granted to non-employee directors that vest after a period of one year to four years, have a term of five years from the issuance date, and have an exercise price of $30.00. No stock options were granted in 2022. The estimated fair value of the options granted in the 2024 and 2023 Successor Periods were calculated using a Monte Carlo simulation and Black-Scholes option pricing model, respectively, using the following assumptions:

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (in millions, except per share amounts)

	Successor		Predecessor
	Year ended December 31, 2024	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Year ended December 31, 2022

Expected life (in years)	3.95	3.75	0	0
Weighted-average volatility	47.16%	65%	—%	—%
Risk-free interest rate	4.19%	3.94%	—%	—%
Expected dividend yield	—%	—%	—%	—%

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

Options outstanding and exercisable as of December 31, 2024 and changes during the year ended were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
		(per share)	(in years)
Outstanding at January 1, 2024	0.6	$30.00
Expired or forfeited	(0.1)	$30.90
Exercised	—	$—
Granted	0.6	$33.15
Outstanding at December 31, 2024	1.1	$31.58	6.3	$—
Options exercisable at December 31, 2024	0.1	$30.00	3.7	$—
(1)The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing share price on the last trading day of the year in 2024 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders exercised their options on December 31, 2024. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

The aggregate intrinsic value of options exercised was minimal for the year ended December 31, 2024, the period from August 12, 2023 through December 31, 2023, the period January 1, 2023 through August 11, 2023 and the year ended December 31, 2022. The weighted-average, grant-date fair value of stock options granted for the year ended December 31, 2024 was $12.41.

Restricted Stock Units
Each RSU provides for the issuance of one share of common stock of the Company at no cost to the holder and are granted to both employees and non-employee directors. RSUs either cliff vest after one year or vest per annum over a three or four-year period. Non-vested employee RSUs are forfeited upon termination unless the Board of Directors determines otherwise.

Non-vested RSUs outstanding as of December 31, 2024 and changes during the year ended were as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2024	0.3	$29.00
Forfeited	—	$—
Vested	(0.1)	$29.00
Granted	0.4	$34.66
Non-vested at December 31, 2024	0.6	$32.60

The weighted-average grant-date fair value of RSUs granted for the year ended December 31, 2024,the period from August 12, 2023 to December 31, 2023, the period from January 1, 2023 to August 11, 2023, and the year ended December 31, 2022 was $34.66, $29.00, $0.0 and $6.57, respectively. The total fair value of RSUs vested during the year ended December 31, 2024, the period from August 12, 2023 to December 31, 2023, the period from January 1, 2023 to August 11, 2023, and the year ended December 31, 2022 was $2.0, $0.0, $8.2 and $11.0, respectively.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (in millions, except per share amounts)

Performance Shares
In the Predecessor Periods, performance shares were granted to employees and vested based on the achievement of certain performance objectives, as determined by the Board of Directors. Each performance share earned entitled the holder to one share of common stock of the Company. The Company's performance shares included performance objectives that were assessed after a period of four years as well as performance objectives that were assessed annually over a period of four years. No shares were vested unless certain performance threshold objectives were met.

The weighted-average grant-date fair value of performance shares granted for the year ended December 31, 2022 was $7.28. No performance shares were granted in the period from January 1, 2023 to August 11, 2023, the period from August 12, 2023 to December 31, 2023 or the year ended December 31, 2024.

Liability Awards
In addition to the equity awards described above, the Company has certain performance and service-based awards that will be settled in cash and are accounted for as liabilities. The total compensation expense for these awards was $11.6, $1.8, $3.8 and $(4.7) for year ended December 31, 2024, the period from August 12, 2023 to December 31, 2023, the period from January 1, 2023 to August 11, 2023 and the year ended December 31, 2022, respectively. These awards vest ratably or cliff vest over a three-year period.

NOTE 6: INCOME TAXES

The following table presents components of (loss) income from operations before taxes:

	Successor		Predecessor
	Year ended December 31, 2024	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Year ended December 31, 2022

Domestic	$(195.8)	$(67.1)	$797.1	$(413.2)
Foreign	243.1	62.6	655.7	(25.4)
Total	$47.3	$(4.5)	$1,452.8	$(438.6)

The following table presents the components of income tax expense (benefit):

	Successor		Predecessor
	Year ended December 31, 2024	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Year ended December 31, 2022

Current
U.S. federal	$6.8	$(1.5)	$(3.7)	$8.5
Foreign	59.1	33.0	14.4	43.3
State and local	6.5	(0.4)	—	4.0
Total current	72.4	31.1	10.7	55.8
Deferred
U.S. federal	(15.7)	(27.1)	29.5	62.5
Foreign	11.6	(11.7)	42.0	22.4
State and local	(4.0)	(7.0)	8.2	8.5
Total deferred	(8.1)	(45.8)	79.7	93.4
Income tax expense (benefit)	$64.3	$(14.7)	$90.4	$149.2

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (in millions, except per share amounts)

Income tax expense (benefit) attributable to income (loss) from operations before taxes differed from the amounts computed by applying the U.S. federal income tax rate of 21 percent to pre-tax loss from operations. The following table presents these differences:

	Successor		Predecessor
	Year ended December 31, 2024	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Year ended December 31, 2022

Statutory tax expense (benefit)	$9.9	$(0.9)	$305.1	$(92.1)
State and local taxes (net of federal tax benefit)	2.2	(5.1)	8.4	(17.6)
Brazil non-taxable incentive	—	(3.3)	(0.6)	(4.6)
Valuation allowances	6.6	1.1	(194.0)	209.8
Goodwill impairment	—	—	—	9.3
Foreign tax rate differential	17.4	1.5	47.3	(4.6)
Tax on unremitted foreign earnings	(3.5)	1.5	6.8	4.2
Change to uncertain tax positions	(3.2)	—	(1.8)	1.8
U.S. taxed foreign income	6.3	(9.2)	23.6	17.1
Non-deductible (non-taxable) items	17.2	16.2	65.8	15.5
Reorganization/Fresh Start reporting	—	(21.5)	(170.9)	—
Prior year deferred true up	(1.5)	1.0	(6.1)	—
Return to provision	3.6	(1.2)	8.4	3.3
Withholding tax and other taxes	9.2	5.1	0.6	5.4
Other	0.1	0.1	(2.2)	1.7
Income tax expense (benefit)	$64.3	$(14.7)	$90.4	$149.2

The effective tax rate for the year ended December 31, 2024 was 135.9 percent. The effective rate differed from the U.S. federal statutory rate due to variations in the geographical mix of earnings, non-deductible expenses, U.S. tax on foreign income, and withholding taxes.

The effective tax rate for the period from August 12, 2023 through December 31, 2023 was 326.7 percent. Significant differences from the U.S. federal statutory rate included non-deductible expenses, U.S. tax on foreign income, withholding taxes, and impact of the reorganization, all of which have a significant impact on the effective tax rate due to the minimal pre-tax income.

The effective tax rate for the period from January 1 to August 11, 2023 was 6.2 percent. The effective tax rate differed compared to the U.S. federal statutory rate due to the tax impacts of reorganization and fresh-start adjustments, including adjustments to the Company's valuation allowance and permanent differences.

The effective tax rate for the year ended December 31, 2022 was (34.0) percent. Tax expense items contributing to the difference from the U.S. federal income tax rate included valuation allowances, U.S. tax on foreign income, non-deductible expenses, goodwill impairments, withholding taxes, changes to uncertain tax position accruals and other items. These items were partially offset by benefits of utilization of U.S. foreign tax credits, nontaxable incentives, and foreign rate differential.

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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (in millions, except per share amounts)

Details of the unrecognized tax benefits are as follows:

	Successor		Predecessor
	Year ended December 31, 2024	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Year ended December 31, 2022

Balance at beginning of the period	$52.6	$52.7	$52.1	$55.1
Increases (decreases) related to prior year tax positions, net	4.7	—	0.6	(1.7)
Settlements	—	—	—	(0.7)
Reductions due to lapse of applicable statute of limitations	(1.9)	(0.1)	—	(0.6)
Balance the end of the period	$55.4	$52.6	$52.7	$52.1

Of the Company's $55.4 unrecognized tax benefits as of December 31, 2024, if recognized, $15.4 would affect the Company's effective tax rate. The remaining $40.0 relates to a prior year tax return position, which if recognized, would be offset by changes in valuation allowances and have no effect on the Company's effective tax rate.

The Company classifies interest expense and penalties related to the underpayment of income taxes in the consolidated financial statements as income tax expense. As of December 31, 2024 and 2023, accrued interest and penalties related to unrecognized tax benefits totaled $0.9 and $1.4, respectively.

Within the next 12 months, we expect unrecognized tax benefits to reduce by approximately $6.0 related to the anticipated closing of open tax examinations.

Tax years prior to 2018 are closed by statute for U.S. federal tax purposes. The Company is subject to tax examination in various U.S. state jurisdictions for tax years 2012 to the present. In addition, the Company is subject to a German tax audit for tax years 2018-2020, and other various foreign jurisdictions for tax years 2013 to the present.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (in millions, except per share amounts)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:

	2024	2023
Deferred tax assets
Accrued expenses	$139.3	$96.8
Warranty accrual	6.5	7.5
Deferred compensation	2.0	—
Allowances for doubtful accounts	3.7	2.0
Inventories	17.0	22.6
Deferred revenue	26.7	31.3
Pensions, post-retirement and other benefits	45.5	50.7
Capitalized R&D	29.8	21.1
Tax credits	6.0	7.3
Net operating loss carryforwards	99.8	127.9
Capital loss carryforwards	1.3	1.2
State deferred taxes	7.0	6.3
Lease liability	30.6	21.8
Other	3.4	7.4
	418.6	403.9
Valuation allowances	(213.4)	(233.6)
Net deferred tax assets	$205.2	$170.3

Deferred tax liabilities
Property, plant and equipment, net	$15.4	$33.5
Goodwill and intangible assets	226.6	203.9
Undistributed earnings	38.0	43.4
Right-of-use assets	32.0	22.7
Other	0.5	0.3
Net deferred tax liabilities	312.5	303.8
Net deferred tax liabilities	$(107.3)	$(133.5)

Deferred income taxes reported in the consolidated balance sheets as of December 31 are as follows:

	2024	2023
Deferred income taxes - assets	$69.5	$71.4
Deferred income taxes - liabilities	(176.8)	(204.9)
Net deferred tax liabilities	$(107.3)	$(133.5)

As of December 31, 2024, the Company had domestic and international net operating loss (NOL) carryforwards of $386.3, resulting in an NOL deferred tax asset of $105.1. Of these NOL carryforwards, $136.2 expire at various times between 2025 and 2045 and $250.1 does not expire.
The Company recorded a valuation allowance to reflect the estimated amount of certain U.S., foreign and state deferred tax assets that, more likely than not, will not be realized. The net change in total valuation allowance for the year ended December 31, 2024, the Successor Period ended December 31, 2023 and the Predecessor Period ended August 11, 2023 were decreases of $20.2, $46.6 and $188.1, respectively. The 2024 valuation allowance decrease was driven primarily by utilization of foreign net operating losses and certain valuation allowance releases. Of the total 2024 net decrease of $20.2, the Company recorded $5.1 to tax expense, approximately $15.1 was recorded to shareholder’s equity.

For the year ended December 31, 2024 and as well as for the Successor Period ended December 31, 2023 and the Predecessor Period ended August 11, 2023, provisions were made for foreign withholding taxes and estimated foreign income taxes which

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (in millions, except per share amounts)

may be incurred upon the remittance of certain undistributed earnings in foreign subsidiaries and foreign unconsolidated affiliates. Provisions have not been made for income taxes on $440.4 of undistributed earnings at December 31, 2024 in foreign subsidiaries and corporate joint ventures that were deemed permanently reinvested. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, depends on certain circumstances existing if and when remittance occurs. A deferred tax liability will be recognized if and when the Company no longer plans to permanently reinvest these undistributed earnings.

The Company’s undistributed earnings in foreign subsidiaries that are deemed permanently reinvested decreased compared to the prior-year amount and was primarily impacted by current year distributions.

NOTE 7: INVENTORIES

Major classes of inventories at December 31 are summarized as follows:

	2024	2023
Raw materials and work in process	$170.3	$174.0
Finished goods	183.9	242.0
Total product inventories	354.2	416.0

Service parts	173.9	173.8
Total inventories	$528.1	$589.8

NOTE 8: PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment, at cost less accumulated depreciation and amortization as of December 31:

	Estimated Useful Life (years)	2024	2023
Land and land improvements	(1)	$17.2	$21.6
Buildings and building improvements	15-30	47.3	48.0
Machinery, tools and equipment	3-12	32.2	34.8
Leasehold improvements (2)	10	3.5	6.6
Computer equipment	3-5	13.2	17.1
Computer software	5-10	5.2	6.1
Furniture and fixtures	5-8	15.9	18.0
Tooling	5	21.9	11.7
Construction in progress		13.5	9.4
Total property plant and equipment, at cost		$169.9	$173.3
Less accumulated depreciation and amortization		41.8	14.3
Total property plant and equipment, net		$128.1	$159.0
(1)Estimated useful life for land and land improvements is perpetual and 15 years, respectively.
(2)The estimated useful life for leasehold improvements is the lesser of 10 years or the term of the lease.

Depreciation expense is computed on a straight-line basis over the estimated useful lives of the related assets. Depreciation expense was as follows:

	Successor		Predecessor
	Year ended December 31, 2024	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023

Depreciation expense	$29.5	$16.2	$18.3

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (in millions, except per share amounts)

NOTE 9: INVESTMENTS

The Company’s investments, primarily in Brazil, consist of certificates of deposit that are recorded at fair value based upon quoted market prices. Changes in fair value are recognized in interest income, determined using the specific identification method, and were minimal. There were no gains from the sale of securities or proceeds from the sale of securities prior to the maturity date for the year ended December 31, 2024.

The Company has deferred compensation plans that enable certain employees to defer receipt of a portion of their cash, 401(k) or share-based compensation and enable non-employee directors to defer receipt of director fees at the participants’ discretion. For deferred cash-based compensation, the Company established rabbi trusts (refer to Note 20), which are recorded at fair value of the underlying securities within securities and other investments. The related deferred compensation liability is recorded at fair value within other long-term liabilities. Realized and unrealized gains and losses on marketable securities in the rabbi trusts are recognized in interest income.

The Company’s investments subject to fair value measurement consist of the following:

	Cost Basis	Unrealized Gain	Fair Value
As of December 31, 2024
Short-term investments
Certificates of deposit	$16.9	$—	$16.9
Long-term investments
Assets held in a rabbi trust	$2.2	$0.9	$3.1

As of December 31, 2023
Short-term investments
Certificates of deposit	$13.4	$—	$13.4
Long-term investments:
Assets held in a rabbi trust	$2.3	$0.6	$2.9

Securities and other investments also includes cash surrender value of insurance contracts of $3.9 and $3.6 as of December 31, 2024 and 2023, respectively.

The Company has certain non-consolidated joint ventures that are not significant subsidiaries and are accounted for under the equity method of accounting. The Company owns 48.1 percent of Inspur Financial Information System Co., Ltd. (Inspur JV) and 49.0 percent of Aisino-Wincor Retail & Banking Systems (Shanghai) Co., Ltd. (Aisino JV). The Company engages in transactions in the ordinary course of business with the respective joint ventures. As of December 31, 2024, the Company had accounts receivable due from and accounts payable due to these joint ventures of $11.5 and $27.0, respectively, which are included in trade receivables, less allowances for doubtful accounts and accounts payable on the consolidated balance sheets.

NOTE 10: GOODWILL AND INTANGIBLE ASSETS

Predecessor
The sustained decline in the Company’s stock price during the Predecessor Periods and its market capitalization, in addition to substantial doubt about the Company's ability to continue as a going concern were in combination considered a triggering event indicating that it was possible that the fair value of the reporting units could be less than their carrying amounts, including goodwill. This trigger was identified as of March 31, 2023 and the facts and circumstances continued to be present through the date the Company emerged from the Restructuring Proceedings. The Predecessor performed an interim quantitative goodwill impairment test as of March 31, 2023 using a combination of the income valuation and market approach methodologies. The determination of the fair value of the reporting units requires significant estimates and assumptions, including significant unobservable inputs. The key inputs included, but were not limited to, discount rates, terminal growth rates, market multiple data from selected guideline public companies, management’s internal forecasts which include numerous assumptions such as projected net sales, gross profit, sales mix, operating and capital expenditures and earnings before interest and taxes margins, among others.

No impairment resulted from the interim quantitative goodwill impairment test. As of the interim impairment testing date of March 31, 2023, the indicated fair value was in excess of carrying value for both the Banking and Retail segments by approximately 43 percent and 34 percent, respectively.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (in millions, except per share amounts)

The filing of the Chapter 11 Cases and Chapter 15 Proceedings were considered a continuation of the triggering event identified at March 31, 2023 in which it was indicated that it was possible that the fair value of the reporting units could be less than their carrying amounts, including goodwill. A quantitative analysis was performed and no impairment resulted in the Predecessor Periods.

Successor
The excess of the Successor’s reorganization value over the fair value of identified tangible and intangible assets as of the Effective Date is reported separately on the Company’s consolidated balance sheets as goodwill.

We performed a quantitative assessment of our Banking and Retail reporting units as of October 1, 2024. As part of this analysis, we evaluated factors including, but not limited to, our market capitalization and stock price performance, macro-economic conditions, market and industry conditions, cost factors, the competitive environment, and the operational stability and overall financial performance of the reporting units. The assessment indicated that it was more likely than not that the fair value of the Banking and Retail reporting units exceeded their respective carrying values.

The changes in the carrying amount of goodwill are as follows:

	Banking	Retail	Total
Goodwill	$903.6	$269.6	$1,173.2
Accumulated impairment losses	(413.7)	(57.2)	(470.9)
Balance at January 1, 2023 (Predecessor)	$489.9	$212.4	$702.3
Currency translation adjustment	8.5	3.5	12.0
Fresh Start adjustment to goodwill	(444.0)	(124.6)	(568.6)
Fresh Start adjustment to accumulated impairment losses	$413.7	$57.2	$470.9
Balance at August 12, 2023 (Successor)	$468.1	$148.5	$616.6
Currency translation adjustment	—	(0.1)	(0.1)
Divestiture	—	(4.2)	(4.2)
Balance at December 31, 2023 (Successor)	$468.1	$144.2	$612.3
Currency translation adjustment	(19.7)	(6.2)	(25.9)
Balance at December 31, 2024 (Successor)	$448.4	$138.0	$586.4

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

The following summarizes information on intangible assets by major category:

		December 31, 2024			December 31, 2023
	Weighted-average remaining useful lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships, net	16.3 years	$523.8	$(41.1)	$482.7	$555.5	$(12.5)	$543.0

Trademarks and trade names	17.4 years	114.5	(8.5)	106.0	118.8	(2.6)	116.2
Capitalized software development	3.8 years	46.9	(6.1)	40.8	22.0	(1.1)	20.9
Technology know-how and development costs non-software	4.9 years	186.2	(41.3)	144.9	193.3	(12.5)	180.8
Other	0.2 years	38.3	(34.1)	4.2	40.6	(10.2)	30.4
Other intangible assets, net		385.9	(90.0)	295.9	374.7	(26.4)	348.3
Total		$909.7	$(131.1)	$778.6	$930.2	$(38.9)	$891.3

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2024
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

The following table identifies the activity relating to total capitalized software development:

	Successor		Predecessor
	Year ended December 31, 2024	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Year ended December 31, 2022

Beginning balance	$20.9	$13.8	$42.5	$43.2
Capitalization	23.0	9.8	13.1	28.7
Amortization	(3.5)	(1.8)	(12.4)	(14.1)
Impairment	—	—	—	(9.8)
Other	0.4	(0.9)	(6.1)	(5.5)
Fresh Start Accounting Adjustments	—	—	(23.3)	—
Ending balance	$40.8	$20.9	$13.8	$42.5

The Company's total amortization expense, excluding deferred financing costs, was $103.7, $42.8, $59.0 and $96.2 for the year ended December 31, 2024 (Successor), the period from August 12, 2023 through December 31, 2023 (Successor), the period from January 1, 2023 through August 11, 2023 (Predecessor), and the year ended December 31, 2022 (Predecessor), respectively. The expected annual amortization expense is as follows:

Estimated amortization
2025	$82.3
2026	78.0
2027	78.0
2028	78.0
2029	59.4
Thereafter	402.9
$778.6

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2024
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

Changes in the Company’s warranty liability balance are illustrated in the following table:

	Successor		Predecessor
	Year ended December 31, 2024	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023

Beginning balance	$28.0	$26.6	$28.3
Accruals	40.1	16.3	18.8
Settlements	(43.7)	(14.6)	(21.9)
Currency translation	(1.9)	(0.3)	1.4
Ending balance	$22.5	$28.0	$26.6

NOTE 12: RESTRUCTURING

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

Also during the fourth quarter of 2023, the Company introduced its continuous improvement initiative, noting that the Company is focused on consistently innovating its solutions to support a better transaction experience for consumers at bank and retail locations while simultaneously streamlining cost structures and business processes through the integration of hardware, software and services. The total amount expected to be incurred in relation to the continuous improvement initiative is $140, which includes $43 and $12 related to our Banking and Retail segments, respectively. The most significant expense of the year ended December 31, 2024 primarily relate to transitioning personnel and consultant fees in relation to the improvement process. Total restructuring charges for the year ended December 31, 2024 for the Banking and Retail segments were $20.0 and $7.8, respectively.

The following table summarizes the impact of the Company’s restructuring charges on consolidated statements of operations:

	Successor		Predecessor
	Year ended December 31, 2024	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Year ended December 31, 2022

Cost of sales - services	$24.6	$(1.4)	$5.3	$7.7
Cost of sales - products	3.2	(1.5)	0.8	13.1
Selling and administrative expense	72.0	25.4	29.4	94.4
Research, development and engineering expense	4.6	0.1	1.5	9.0
Impairment of assets and other	1.7	—	1.9	—
Total	$106.1	$22.6	$38.9	$124.2

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (in millions, except per share amounts)

The following table summarizes the Company’s restructuring severance accrual balance and related activity:

Balance at January 1, 2022 (Predecessor)	$35.3
Liabilities incurred	62.5
Liabilities paid/settled	(53.6)
Balance at December 31, 2022 (Predecessor)	$44.2
Liabilities incurred	6.8
Liabilities paid/settled	(37.0)
Other	$0.4
Balance as of August 12, 2023 (Successor)	$14.4
Liabilities incurred	5.3
Liabilities paid/settled	(9.4)
Balance at December 31, 2023 (Successor)	$10.3
Liabilities incurred	32.8
Liabilities paid/settled	(26.9)
Other	(0.3)
Balance at December 31, 2024 (Successor)	$15.9

NOTE 13: DEBT

Outstanding debt balances were as follows:

	December 31, 2024	December 31, 2023
Notes payable – current
Other	$0.2	$0.3
	$0.2	$0.3

Long-term debt
Exit Facility	$—	$1,250.0
2030 Senior Secured Notes	950.0	—
Other	15.8	3.6
	$965.8	$1,253.6
Long-term deferred financing fees	(38.5)	(1.2)
	$927.3	$1,252.4

2024 Refinancing Activities

Senior Secured Notes Due 2030 (the 2030 Senior Secured Notes)
On December 18, 2024, the Company issued $950.0 in aggregate principal amount 7.75% Senior Secured Notes in 2030 to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933. The 2030 Senior Secured Notes were issued at par.

The 2030 Senior Secured Notes were issued pursuant to an indenture, dated as of December 18, 2024 (the Indenture), among the Company, as issuer, the subsidiaries of the Company named therein as guarantors, and Regions Bank, as trustee and notes collateral agent.

The 2030 Senior Secured Notes are the senior secured obligations of the Company and are guaranteed, on a senior secured basis, jointly and severally, by (i) as of the issue date of the 2030 Senior Secured Notes, each of the Company’s subsidiaries that is a borrower under or guarantees the obligations under the New Revolving Credit Facility (as defined below) and (ii) following the issue date of the 2030 Senior Secured Notes, any of the Company’s existing or future wholly owned domestic subsidiaries (other than certain excluded subsidiaries) that is a borrower under or guarantees the obligations under the New Revolving Credit Facility or incurs or guarantees certain capital markets indebtedness (the Guarantors). Additionally, the 2030 Senior Secured Notes and the related guarantees are secured by first-priority liens on substantially all of the tangible and intangible assets of the Company and the Guarantors, in each case subject to certain exclusions and permitted liens, which collateral also secures, on a pari passu basis, the New Revolving Credit Facility.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (in millions, except per share amounts)

The 2030 Senior Secured Notes bear interest at the rate of 7.75% per annum, which accrues from December 18, 2024 and is payable in arrears on March 31 and September 30 of each year, commencing on March 31, 2025. The 2030 Senior Secured Notes mature on March 31, 2030, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the Indenture.

The Company may redeem some or all of the 2030 Senior Secured Notes at the redemption prices and term specified in the Indenture. If the Company or any of its restricted subsidiaries sells certain of its assets or if the Company experiences specific kinds of changes of control and a ratings event, then the Company must offer to repurchase the 2030 Senior Secured Notes on the terms set forth in the Indenture.

The Indenture contains certain customary covenants that, among other things, limit the Company’s and its restricted subsidiaries’ ability to incur indebtedness, pay dividends, repurchase or redeem capital stock or make other restricted payments, make certain investments, incur liens, sell assets, enter into restrictions affecting the ability of restricted subsidiaries that are non-Guarantors to make distributions, loans or advances or transfer assets to the Company or the Guarantors, enter into transactions with their affiliates, designate restricted subsidiaries as unrestricted subsidiaries, merge or consolidate with other persons or transfer all or substantially all of their assets.

New Revolving Credit Agreement
On December 18, 2024, the Company entered into a new credit agreement (the New Credit Agreement), with certain financial institutions as lenders and Goldman Sachs Bank USA as administrative agent and collateral agent, providing for, among other things, a new $310.0 revolving credit facility maturing on December 18, 2029 (the New Revolving Credit Facility).

The Company may repay the loans under the New Revolving Credit Facility at any time. Amounts borrowed and repaid under the New Revolving Credit Facility may be reborrowed. As of December 31, 2024, no amounts were outstanding on the New Revolving Credit Facility.

The obligations of the Company under the New Revolving Credit Facility are guaranteed by the Guarantors. The New Revolving Credit Facility and related guarantees are secured by first-priority liens on substantially all of the tangible and intangible assets of the Company and the Guarantors, in each case subject to certain exclusions and permitted liens, which collateral also secures, on a pari passu basis, the 2030 Senior Secured Notes.

Loans under the New Revolving Credit Facility bear interest at an adjusted secured overnight financing rate plus a margin of 2.75% to 3.50% per annum or an adjusted base rate plus a margin of 1.75% to 2.50% per annum, in each case based on the consolidated first lien debt ratio of the Company and its restricted subsidiaries.

The New Revolving Credit Facility includes conditions precedent, representations and warranties, affirmative and negative covenants and events of default that are customary for financings of this type and size.

December 2024 Refinancing
On December 18, 2024, the Company borrowed $70.0 under the New Revolving Credit Facility. Proceeds from borrowings under the New Revolving Credit Facility, along with proceeds from the issuance of the 2030 Senior Secured Notes and cash on hand were used to (i) to repurchase all of the term loans under the Exit Facility (as described above), (ii) repay all of the borrowings outstanding under the Prior Revolving Credit Facility (as described above), and (iii) pay all related premiums, fees, and expenses (collectively, the December 2024 Refinancing).

The Company evaluated the issuance of the 2030 Senior Secured Notes, the entry into of the New Credit Agreement and the borrowings and the repayment of the Exit Facility and the Prior Revolving Credit Facility under the modification and extinguishment guidance in accordance with ASC 470 - Debt.

The December 2024 Refinancing was accounted for as a partial modification, partial extinguishment and new debt issuance at the syndicated lender level. Based on the application of the loan modification and extinguishment guidance within ASC 470, the Company has accounted for $136.6 of the loan principal under the Exit Facility as an extinguishment of debt and $478.8 of the loan principal under the 2030 Senior Secured Notes as issuance of new debt. The remaining loan principal on the Exit Facility was treated as a loan modification in accordance with ASC 470. As a result, the Company recorded a loss on the extinguishment of debt in the amount of $7.1. This amount is comprised of the write-off of prior unamortized costs related to the Prior Revolving Credit Facility, third-party costs expensed for modified lenders, and penalty fees and lender fees for extinguished lenders of the Exit Facility.

In connection with the December 2024 Refinancing, the Company capitalized $32.2 of lender and third-party costs related to the 2030 Senior Secured Notes, including $0.7 of prior unamortized costs related to the Exit Facility.

The Company incurred $3.9 in lender and third-party fees related to the New Revolving Credit Facility. Based on the results of the revolver capacity test performed in accordance with ASC 470, the Company capitalized $3.6 of these issuance costs and continued to defer $2.9 of prior unamortized costs from the Prior Revolving Credit Facility.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (in millions, except per share amounts)

DIP Facility and Exit Credit Agreement
On June 5, 2023, the Company, as borrower, entered into the credit agreement governing a $1,250.0 senior secured superpriority debtor-in-possession term loan credit facility (DIP Facility), along with certain financial institutions party thereto, as lenders (the DIP Lenders), and GLAS USA LLC, as administrative agent, and GLAS Americas LLC, as collateral agent (the DIP Credit Agreement), and the closing of the DIP Facility occurred on the same day. The DIP Facility provided for two tranches of term loans to be made on the closing date of the DIP Facility: (i) a $760.0 Term B-1 tranche and (ii) a $490.0 Term B-2 tranche.

On June 5, 2023, the proceeds of the DIP Facility were used, among others, to: (i) repay in full the term loan obligations, including a make-whole premium, under a superpriority secured term loan facility and (ii) repay in full an asset-based revolving credit facility and cash collateralize letters of credit thereunder. The payment for the superpriority facility totaled $492.3 and was comprised of $401.3 of principal and interest, $20.0 of premium, and a make-whole amount of $71.0. The payment for the asset-based revolving credit facility, including an additional tranche of commitments consisting of a senior secured "last out" term loan facility, and the cash collateralization of the letters of credit thereunder totaled $241.0 and was comprised of $211.2 of principal and interest and $29.8 of the cash collateralized letters of credit.

The DIP Facility provided for the following premiums and fees, as further described in the DIP Credit Agreement: (i) a participation premium equal to 10.00% of new common stock upon reorganization (subject only to dilution on account of the management incentive plan contemplated by the U.S. Plan); (ii) a backstop premium equal to 13.50% of new common stock; (iii) an upfront premium equal to 7.00% of new common stock and (iv) an additional premium equal to 7.00% of new common stock. Per the terms of the agreement, the backstop premium, the upfront premium and the additional premium were considered earned on May 30, 2023, and the participation premium was earned on the closing date in respect of the DIP Facility (i.e., June 5, 2023). As of June 30, 2023, the Company estimated the value of the DIP Facility premium based upon the midpoint of the equity value contained in the Disclosure Statement associated with the U.S. Plan.

On the Effective Date (i.e., August 11, 2023), the Company, as borrower, entered into a credit agreement (the Exit Credit Agreement) governing its $1,250.0 senior secured term loan credit facility (the Exit Facility) along with the DIP Lenders, GLAS USA LLC, as administrative agent, and GLAS Americas LLC, as collateral agent.

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

As described above, on December 18, 2024, the Company used proceeds from the borrowings under the New Revolving Credit Facility, proceeds from the issuance of the 2030 Senior Secured Notes and cash on hand to repurchase all of the term loans under the Exit Facility.

Lines of Credit
The Company had various international, short-term lines of credit with borrowing limits aggregating to $16.8 and $8.2 as of December 31, 2024 and 2023, respectively. The remaining amount available under the short-term uncommitted lines at December 31, 2024 and 2023 was $16.8 and $8.2. Short-term uncommitted lines mature in less than one year. These lines of credit support working capital, vendor financing and foreign exchange derivatives.

Prior Revolving Credit Facility
On February 13, 2024, the Company, as borrower, entered into a credit agreement (the Prior Credit Agreement) with certain financial institutions party thereto, as lenders, and PNC Bank, National Association, as administrative agent and collateral agent. The Prior Credit Agreement provides for a superior-priority senior secured revolving credit facility (the Prior Revolving Credit Facility) in an aggregate principal amount of $200.0, which includes a $50.0 letter of credit sub-limit and a $20.0 swing loan sub-limit. Borrowings under the Prior Revolving Credit Facility were permitted to be used by the Company for (i) the Repayment (as defined below) and (ii) general corporate purposes and working capital. As of the effective date of the Prior Credit Agreement, the Prior Revolving Credit Facility was fully drawn.

Concurrently with the closing of the Prior Revolving Credit Facility, the Company prepaid (the Repayment) $200.0 of outstanding principal of its senior secured term loans under the Exit Credit Agreement.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (in millions, except per share amounts)

The cash flows related to debt borrowings and repayments were as follows:

	Successor		Predecessor
	Year ended	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023
	December 31, 2024
Prior Revolving Credit Facility Borrowings	$200.0	$—	$—

Prior Revolving Credit Facility Repayments	$(200.0)	$—	$—

New Revolving Credit Facility Borrowings	$70.0	$—	$—

New Revolving Credit Facility Repayments	$(70.0)	$—	$—

Other debt borrowings
FILO	$—	$—	$58.9
Proceeds from Exit Financing	—	—	1,250.0
Proceeds from 2030 Senior Secured Notes	950.0	—	—
International short-term uncommitted lines of credit borrowings	0.4	5.0	4.4
	$950.4	$5.0	$1,313.3

Other debt repayments
Payments on Exit Financing	$(1,250.0)	$—	$—
Payments on Term Loan B Facility - USD under the Credit Agreement	—	—	(1.3)
Payments on Term Loan B Facility - Euro under the Credit Agreement	—	—	(0.3)
Repayment of ABL, net	—	—	(188.3)
Repayment of FILO	—	—	(58.9)
Repayment of 2025 Superpriority Term Loans	—	—	(400.6)
International short term uncommitted lines of credit and other repayments	(0.5)	(6.7)	(0.9)
	$(1,250.5)	$(6.7)	$(650.3)

Below is a summary of financing facilities information:

	Interest Rate Index and Margin	Maturity/Termination Dates	Initial Term (Years)
2030 Senior Secured Notes	7.75%	March 2030	5.25
New Revolving Credit Facility(i)	SOFR + 2.75%-3.50%	December 2029	5.00
(i)SOFR with a floor of 0.0 percent

Interest expense on the Company’s debt instruments was $141.3, $64.7, $148.7 and $187.9 for the year ended December 31, 2024 (Successor), the period from August 12, 2023 through December 31, 2023 (Successor), the period from January 1, 2023 through August 11, 2023 (Predecessor), and the year ended December 31, 2022 (Predecessor), respectively.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (in millions, except per share amounts)

NOTE 14: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the Company’s AOCI, net of tax, by component:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-Retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022 (Predecessor)	$(352.1)	$(1.9)	$5.3	$(12.6)	$1.3	$(360.0)
Other comprehensive income (loss) before reclassifications (1)	28.7	4.7	3.4	0.1	—	36.9
Amounts reclassified from AOCI	—	—	—	3.1	—	3.1
Fresh Start Accounting Adjustments	323.4	(2.8)	(8.7)	9.4	(1.3)	320.0
Net current period other comprehensive income (loss)	352.1	1.9	(5.3)	12.6	(1.3)	360.0
Balance at August 12, 2023 (Successor)	$—	$—	$—	$—	$—	$—
Other comprehensive income (loss) before reclassifications (2)	14.2	(0.1)	—	(0.1)	(0.4)	13.6
Amounts reclassified from AOCI	—	—	—	(6.0)	—	(6.0)
Net current period other comprehensive income (loss)	14.2	(0.1)	—	(6.1)	(0.4)	7.6
Balance at December 31, 2023 (Successor)	$14.2	$(0.1)	$—	$(6.1)	$(0.4)	$7.6
Other comprehensive income (loss) before reclassifications (3)	(125.8)	—	(0.1)	(0.1)	—	(126.0)
Amounts reclassified from AOCI	—	—	—	0.5	—	0.5
Net current period other comprehensive income (loss)	(125.8)	—	(0.1)	0.4	—	(125.5)
Balance at December 31, 2024 (Successor)	$(111.6)	$(0.1)	$(0.1)	$(5.7)	$(0.4)	$(117.9)
(1)    Other comprehensive income (loss) before reclassifications within the translation component excludes $(9.7) of translation attributable to noncontrolling interests.
(2)    Other comprehensive income (loss) before reclassifications within the translation component excludes $(0.2) of translation attributable to noncontrolling interests.
(3)    Other comprehensive income (loss) before reclassifications within the translation component excludes $0.3 of translation attributable to noncontrolling interests.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (in millions, except per share amounts)

The following table summarizes the details about amounts reclassified from AOCI:

	Successor		Predecessor
	Year ended December 31, 2024	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023

	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations
Pension and post-retirement benefits:
Net prior service benefit (cost) amortization (net of tax of $(0.7) and $(0.2) in the Successor Periods and $0.2 in the Predecessor Period, respectively)	0.2	0.4	(0.2)	(1)
Net actuarial gains (losses) recognized during the year (net of tax of $2.5 and $2.6 in the Successor Periods and $(4.9) in the Predecessor Period, respectively)	(0.9)	(6.5)	4.2	(1)
Net actuarial gains (losses) recognized due to settlement (net of tax of $(3.2) and $0.0 in the Successor Periods and $1.1 in the Predecessor Period, respectively)	1.2	0.1	(0.9)	(1)
Total reclassifications for the period	$0.5	$(6.0)	$3.1
(1)    Pension and other post-retirement benefits AOCI components are included in the computation of net periodic benefit cost (refer to Note 16).

NOTE 15: DIVESTITURES

Successor Divestitures
During the Successor Period of 2023, the Company sold its non-core European retail business that had been classified as held for sale.

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

The Company has a number of non-U.S. defined benefit plans covering eligible employees located predominately in Europe, the most significant of which are German plans. Benefits for these plans are based primarily on each employee's salary. The obligations in Germany consist of employer funded pension plans and deferred compensation plans. With the employer funded pension plans each beneficiary receives, depending on individual pay-scale grouping, contractual classification, or income level, different yearly contributions. The contribution is multiplied by an age factor appropriate to the respective pension plan and credited to the individual retirement account of the employee. The retirement accounts may be used up at retirement by a one-time lump-sum payout.

The Company has other defined benefit plans outside the United States, which have not been mentioned here due to materiality.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (in millions, except per share amounts)

Supplemental Executive Retirement Benefits. The Company has non-qualified pension plans in the United States to provide supplemental retirement benefits to certain officers, which have also been frozen since December 2013. Benefits are payable at retirement based upon a percentage of the participant’s compensation, as defined.

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

The following tables set forth the change in benefit obligation, change in plan assets, and funded status for the Company’s U.S. defined benefit pension plans:

	Successor		Predecessor
	Year ended December 31,	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023
	2024
Change in benefit obligation
Benefit obligation at beginning of period	$362.3	$351.5	$359.8
Interest cost	19.1	7.6	11.9
Actuarial loss (gain)	5.4	10.1	(10.1)
Benefits paid	(21.0)	(6.9)	(10.1)
Settlements	(68.7)	—	—
Benefit obligation at end of period	297.1	362.3	351.5
Change in plan assets
Fair value of plan assets at beginning of period	301.9	293.3	293.0
Actual return on plan assets	0.9	14.3	8.4
Employer contributions	3.0	1.2	2.0
Benefits paid	(21.0)	(6.9)	(10.1)
Settlements	(68.7)	—	—
Fair value of plan assets at end of period	216.1	301.9	293.3
Funded status	$(81.0)	$(60.4)	$(58.2)

The following tables set forth the change in benefit obligation, change in plan assets, and funded status for the Company's non-U.S. defined benefit plans:

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (in millions, except per share amounts)

	Successor		Predecessor
	Year ended December 31,	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023
	2024
Change in benefit obligation
Benefit obligation at beginning of period	$326.1	$306.4	$297.5
Service cost	6.7	2.7	3.9
Interest cost	10.3	4.3	7.2
Actuarial loss (gain)	6.6	15.9	5.5
Plan participant contributions	1.2	0.1	1.1
Benefits paid	(6.8)	(2.9)	(4.6)
Plan amendments	(0.9)	(0.6)	—
Special termination benefits	0.5	—	—
Curtailment	—	—	(0.1)
Settlements	(23.5)	(2.9)	(16.8)
Foreign currency impact	(20.2)	3.4	12.7
Acquired benefit plans and other	—	(0.3)	—
Benefit obligation at end of period	300.0	326.1	306.4
Change in plan assets
Fair value of plan assets at beginning of period	$348.6	$333.3	$325.3
Actual return on plan assets	39.1	15.2	14.5
Employer contributions	11.3	2.9	1.0
Plan participant contributions	1.2	0.1	1.1
Benefits paid	(6.8)	(2.9)	(4.6)
Foreign currency impact	(21.4)	2.9	12.8
Settlements	(23.5)	(2.9)	(16.8)
Fair value of plan assets at end of period	348.5	348.6	333.3
Funded status	$48.5	$22.5	$26.9

The following tables set forth the change in benefit obligation, change in plan assets, and funded status for the Company's other benefits:

	Successor		Predecessor
	Year ended December 31,	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023
	2024
Change in benefit obligation
Benefit obligation at beginning of period	$4.0	$4.1	$4.3
Interest cost	0.3	0.1	0.2
Actuarial loss (gain)	(0.2)	0.4	0.1
Benefits paid	(0.6)	(0.6)	(0.6)
Foreign currency impact	(0.3)	—	0.1
Benefit obligation at end of period	3.2	4.0	4.1
Change in plan assets
Employer contributions	0.6	0.6	0.6
Benefits paid	(0.6)	(0.6)	(0.6)
Fair value of plan assets at end of period	—	—	—
Funded status	$(3.2)	$(4.0)	$(4.1)

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (in millions, except per share amounts)

The following table sets forth the consolidated balance sheet presentation for the Company’s defined benefit pension plans and other benefits at and for the years ended December 31:

	2024	2023
Pension Benefits - U.S. Plans
Noncurrent assets	$0.1	$—
Current liabilities	3.2	—
Noncurrent liabilities (1)	77.9	60.4
Accumulated other comprehensive income (loss):
Unrecognized net actuarial gain (loss) (2)	(19.8)	(2.1)
Net amount recognized	$61.2	$58.3

Pension Benefits - Non-U.S. Plans
Noncurrent assets	$91.5	$70.3
Current liabilities	3.1	4.3
Noncurrent liabilities (1)	39.9	43.5
Accumulated other comprehensive income (loss):
Unrecognized net actuarial gain (loss) (2)	11.5	(6.6)
Unrecognized prior service benefit (cost) (2)	1.4	0.6
Net amount recognized	$(35.6)	$(28.5)

Other Benefits
Noncurrent assets	$—	$—
Current liabilities	0.4	0.4
Noncurrent liabilities (1)	2.8	3.6
Accumulated other comprehensive income (loss):
Unrecognized net actuarial gain (loss) (2)	(0.2)	(0.5)
Net amount recognized	$3.0	$3.5
(1)    Included in the consolidated balance sheets in pensions, post-retirement and other benefits.
(2)    Represents amounts in accumulated other comprehensive income (loss) that have not yet been recognized as components of net periodic benefit cost.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (in millions, except per share amounts)

The following table sets forth the change in accumulated other comprehensive income (loss) for the Company’s defined benefit pension plans and other benefits:

	Successor		Predecessor
	Year ended December 31,	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023
	2024
Pension Benefits - U.S. Plans
Balance at beginning of period	$(2.1)	$—	$(77.3)
Net actuarial gains (losses) recognized during the period	(22.7)	(2.1)	7.9
Net actuarial gains (losses) occurring during the period	—	—	0.4
Net actuarial gains (losses) recognized due to settlement	5.0	—	—
Fresh Start Accounting Adjustments	—	—	69.0
Balance at end of period	$(19.8)	$(2.1)	$—

Pension Benefits - Non-U.S. Plans
Balance at beginning of period	$(6.0)	$—	$51.3
Prior service credit (cost) recognized during the period	0.9	0.6	(0.4)
Net actuarial gains (losses) recognized during the period	19.1	(6.5)	1.2
Net actuarial gains (losses) occurring during the period	—	—	(2.2)
Net actuarial gains (losses) recognized due to settlement	(0.6)	0.1	(2.0)
Foreign currency impact	(0.5)	(0.2)	2.2
Fresh Start Accounting Adjustments	—		(50.1)
Balance at end of period	$12.9	$(6.0)	$—

Other Benefits
Balance at beginning of period	$(0.5)	$—	$5.6
Net actuarial gains (losses) recognized during the period	0.2	(0.5)	—
Net actuarial gains (losses) occurring during the period	—	—	(0.3)
Foreign currency impact	0.1	—	0.2
Fresh Start Accounting Adjustments	—	—	(5.5)
Balance at end of period	$(0.2)	$(0.5)	$—

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (in millions, except per share amounts)

The following table sets forth the components of net periodic benefit cost for the Company’s defined benefit pension plans and other benefits:

	Successor		Predecessor
	Year ended December 31, 2024	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Year ended December 31, 2022

Pension Benefits - U.S. Plans
Interest cost	$19.1	$7.6	$11.9	$17.3
Expected return on plan assets	(18.1)	(6.0)	(11.0)	(21.2)
Recognized net actuarial (gain) loss	—	—	0.4	4.4
Settlement loss (gain)	5.0	—	—	14.3
Net periodic benefit cost	$6.0	$1.6	$1.3	$14.8

Pension Benefits - Non-U.S. Plans
Service cost	$6.7	$2.7	$3.9	$8.9
Interest cost	10.3	4.3	7.2	4.1
Expected return on plan assets	(13.4)	(5.2)	(8.4)	(14.5)
Amortization of prior service cost	(0.1)	—	(0.5)	(0.4)
Recognized net actuarial loss (gain)	—	—	(2.2)	(1.6)
Curtailment loss	—	—	(0.1)	—
Settlement loss (gain)	(0.6)	0.1	(2.1)	(4.1)
Special termination benefits	0.5	—	—	—
Net periodic benefit cost	$3.4	$1.9	$(2.2)	$(7.6)

Other Benefits
Service cost	$—	$—	$—	$—
Interest cost	0.3	0.1	0.2	0.2
Recognized net actuarial loss (gain)	—	—	(0.3)	(0.4)
Net periodic benefit cost	$0.3	$0.1	$(0.1)	$(0.2)

The following table represents information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31:

	2024		2023
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Projected benefit obligation	$296.1	$200.2	$362.3	$216.2
Accumulated benefit obligation	$296.1	$186.3	$362.3	$203.6
Fair value of plan assets	$215.0	$62.6	$301.9	$63.7

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (in millions, except per share amounts)

The following table represents the weighted-average assumptions used to determine benefit obligations:

	Successor		Predecessor
	Year ended December 31, 2024	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023

Pension Benefits - U.S. Plans
Discount rate	5.73%	5.52%	5.69%
Rate of compensation increase	N/A	N/A	N/A

Pension Benefits - Non-U.S. Plans
Discount rate	4.47%	4.87%	4.76%
Rate of compensation increase	4.17%	4.25%	3.88%

Other Benefits
Discount rate	7.28%	6.97%	6.83%
Rate of compensation increase	N/A	N/A	N/A

The following table represents the weighted-average assumptions used to determine periodic benefit cost:

	Successor		Predecessor
	Year ended December 31, 2024	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023

Pension Benefits - U.S. Plans
Discount rate	5.52%	5.69%	5.59%
Expected long-term return on plan assets	6.30%	5.25%	5.25%
Rate of compensation increase	N/A	N/A	N/A

Pension Benefits - Non-U.S. Plans
Discount rate	4.87%	4.76%	4.92%
Expected long-term return on plan assets	3.60%	3.75%	3.75%
Rate of compensation increase	4.25%	3.91%	3.88%

Other Benefits
Discount rate	6.97%	6.83%	6.84%
Expected long-term return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A

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

During 2021, the Society of Actuaries released new mortality tables (Pri-2012) and projection scales resulting from recent studies measuring mortality rates for various groups of individuals. As of December 31, 2024, the Company used the Pri-2012 mortality tables and the MP-2021 mortality projection scales. The Pri-2012 mortality tables were also used in 2023.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (in millions, except per share amounts)

The following table represents assumed healthcare cost trend rates:

	Successor		Predecessor
	Year ended December 31, 2024	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023

Healthcare cost trend rate assumed for next year	6.6%	5.6%	5.7%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.2%	4.2%	4.2%
Year that rate reaches ultimate trend rate	2047	2046	2046

The healthcare trend rates for the post employment benefits plans in the United States are reviewed based upon the results of actual claims experience. The Company used initial healthcare cost trends of 6.6 percent, 5.6 percent and 5.7 percent in the year ended December 31, 2024, the period from August 12, 2023 to December 31, 2023, and the period from January 1, 2023 to August 11, 2023, respectively, with an ultimate trend rate of 4.2 percent reached in 2047. Assumed healthcare cost trend rates have a modest effect on the amounts reported for the healthcare plans.

A one-percentage-point change in assumed healthcare cost trend rates results in a minimal impact to total service and interest cost and post-retirement benefit obligation.

The Company has a pension investment policy in the United States designed to achieve an adequate funded status based on expected benefit payouts and to establish an asset allocation that will meet or exceed the return assumption while maintaining a prudent level of risk. The plan's target asset allocation adjusts based on the plan's funded status. As the funded status improves or declines, the debt security target allocation will increase and decrease, respectively. The Company utilizes the services of an outside consultant in performing asset / liability modeling, setting appropriate asset allocation targets along with selecting and monitoring professional investment managers.

The U.S. plan assets are invested in equity and fixed income securities, alternative assets and cash. Within the equities asset class, the investment policy provides for investments in a broad range of publicly-traded securities including both domestic and international stocks diversified by value, growth and cap size. Within the fixed income asset class, the investment policy provides for investments in a broad range of publicly-traded debt securities with a substantial portion allocated to a long duration strategy in order to partially offset interest rate risk relative to the plans’ liabilities. The alternative asset class includes investments in diversified strategies with a stable and proven track record and low correlation to the United States stock market. Several plans outside of the U.S. are also invested in various assets, under various investment policies in compliance with local funding regulations.

The following table summarizes the Company’s target allocation for these asset classes in 2025, which are readjusted at least quarterly within a defined range for the United States, and the Company’s actual pension plan asset allocation as of December 31, 2024 and 2023:

	U.S. Plans			Non-U.S. Plans

	Target	Actual		Target	Actual
	2025	2024	2023	2025	2024	2023
Equity securities	41%	40%	39%	50%	50%	51%
Debt securities	50%	47%	51%	29%	29%	29%
Real estate	4%	6%	5%	7%	7%	8%
Other	5%	7%	5%	14%	14%	12%
Total	100%	100%	100%	100%	100%	100%

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (in millions, except per share amounts)

The following table summarizes the fair value categorized into a three level hierarchy, as discussed in Note 1, based upon the assumptions (inputs) of the Company’s plan assets as of December 31, 2024:

	U.S. Plans				Non-U.S. Plans
	Fair Value	Level 1	Level 2	NAV	Fair Value	Level 1	Level 2	NAV
Cash and short-term investments	$2.0	$2.0	$—	$—	$10.6	$9.8	$—	$0.8
Mutual funds	1.0	1.0	—	—	—	—	—	—
Equity securities
International developed markets	—	—	—	—	173.7	173.7	—	—
Fixed income securities
International corporate bonds	—	—	—	—	54.1	54.1	—	—
Fixed and index funds	—	—	—	—	46.8	46.8	—	—
Common collective trusts
Real estate (a)	12.8	—	—	12.8	25.8	—	11.9	13.9
Other (b)	184.8	—	—	184.8	12.5	—	—	12.5
Alternative investments
Private equity funds (c)	15.5	—	—	15.5	—	—	—	—
Other alternative investments (d)	—	—	—		25.0	0.2	—	24.8
Fair value of plan assets at end of year	$216.1	$3.0	$—	$213.1	$348.5	$284.6	$11.9	$52.0

The following table summarizes the fair value of the Company’s plan assets as of December 31, 2023:

	U.S. Plans				Non-U.S. Plans
	Fair Value	Level 1	Level 2	NAV	Fair Value	Level 1	Level 2	NAV
Cash and short-term investments	$2.5	$2.5	$—	$—	$11.5	$10.7	$—	$0.8
Mutual funds	1.0	1.0	—	—	—	—	—	—
Equity securities
International developed markets	—	—	—	—	178.7	178.7	—	—
Fixed income securities
International corporate bonds	—	—	—	—	56.3	56.3	—	—
Fixed and index funds	—	—	—	—	43.9	43.9	—	—
Common collective trusts
Real estate (a)	15.2	—	—	15.2	26.3	—	13.1	13.2
Other (b)	269.6	—	—	269.6	18.8	—	—	18.8
Alternative investments
Private equity funds (c)	13.6	—	—	13.6	—	—	—	—
Other alternative investments (d)	—	—	—	—	13.1	0.2	—	12.9
Fair value of plan assets at end of year	$301.9	$3.5	$—	$298.4	$348.6	$289.8	$13.1	$45.7

In 2024 and 2023, the fair value of investments categorized as level 3 represent the plan's interest in private equity, hedge and property funds. The fair value for these assets is determined based on the NAV as reported by the underlying investment managers.

(a) Real estate common collective trust. The objective of the real estate common collective trust (CCT) is to achieve long-term returns through investments in a broadly diversified portfolio of improved properties with stabilized

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (in millions, except per share amounts)

occupancies. As of December 31, 2024, investments in this CCT, for U.S. plans, included approximately 16 percent office, 28 percent residential, 10 percent retail and 46 percent industrial, cash and other. As of December 31, 2023, investments in this CCT, for U.S. plans, included approximately 21 percent office, 32 percent residential, 10 percent retail and 38 percent industrial, cash and other. Investments in the real estate CCT can be redeemed once per quarter subject to available cash, with a 30-day notice.

(b) Other common collective trusts. At December 31, 2024, approximately 55 percent of the other CCTs are invested in fixed income securities including 59 percent in corporate bonds and 41 percent in U.S. Treasury and other. Approximately 19 percent of the other CCTs at December 31, 2024 are invested in Russell 1000 Fund large cap index funds, 14 percent in International Funds, and approximately 12 percent in funds, including emerging markets, real assets, and other funds. At December 31, 2023, approximately 53 percent of the other CCTs are invested in fixed-income securities, including approximately 36 percent in corporate bonds and 64 percent in U.S. Treasury and other. Approximately 19 percent of the other CCTs at December 31, 2023 are invested in Russell 1000 Fund large cap index funds, 16 percent in International Funds, and approximately 12 percent in funds, including emerging markets, real assets, and other funds. Investments in all common collective trust securities can be redeemed daily.

(c)    Private equity funds. The objective of the private equity funds is to achieve long-term returns through investments in a diversified portfolio of private equity limited partnerships that offer a variety of investment strategies, targeting low volatility and low correlation to traditional asset classes. As of December 31, 2024 and 2023, investments in these private equity funds include approximately 38 percent and 42 percent, respectively, in buyout private equity funds that usually invest in mature companies with established business plans, approximately 32 percent and 31 percent, respectively, in special situations private equity and debt funds that focus on niche investment strategies and approximately 30 percent and 27 percent respectively, in venture private equity funds that invest in early development or expansion of business. Investments in the private equity fund can be redeemed only with written consent from the general partner, which may or may not be granted. At December 31, 2024 and 2023 the Company had unfunded commitments of underlying funds $1.6 and $1.6, respectively.

(d) Other alternative investments. The Company’s plan assets include a combination of insurance contracts, multi-strategy investment funds and company-owned real estate. The fair value for these assets is determined based on the NAV as reported by the underlying investment manager, insurance companies and the trustees of the contractual trust arrangement.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (in millions, except per share amounts)

The following table represents the amortization amounts expected to be recognized during 2025:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits
Amount of net prior service credit	$—	$(0.1)	$—
Amount of net loss (gain)	$—	$(3.5)	$—

The Company contributed $14.9 to its retirement and other benefit plans, including contributions to the nonqualified plan and benefits paid from company assets. In 2024, the Company received a reimbursement of $19.1 from the CTA assets to the Company for benefits paid directly from company assets during the year ended December 31, 2024. The Company expects to contribute approximately $0.4 to its other post-retirement benefit plan and expects to contribute approximately $35.0 to its retirement plans, including the nonqualified plan, as well as benefits payments directly from the Company during the year ending December 31, 2025. The Company anticipates reimbursement of approximately $23 for certain benefits paid from its trustee in 2024. The following benefit payments, which reflect expected future service, are expected to be paid:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits	Other Benefits after Medicare Part D Subsidy
2025	$23.0	$34.9	$0.4	$0.4
2026	$23.3	$23.5	$0.4	$0.4
2027	$23.6	$21.3	$0.4	$0.4
2028	$23.7	$21.5	$0.4	$0.3
2029	$23.6	$20.7	$0.3	$0.3
2029-2033	$115.5	$89.5	$1.4	$1.3
Retirement Savings Plan. The Company offers employee 401(k) savings plans to encourage eligible employees to save on a regular basis by payroll deductions. The Company match is determined by the Board of Directors and evaluated at least annually. Total Company match was $6.7, $2.4, $4.0 and $7.0 for the year ended December 31, 2024, the period from August 12, 2023 to December 31, 2023, the period from January 1, 2023 to August 11, 2023 and the year ended December 31, 2022, respectively. The Company's basic match is 50 percent on the first 6 percent of a participant's qualified contributions, subject to IRS limits.

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

The Company's lease population has initial lease terms ranging from less than one year to approximately fifteen years. Some leases include one or more options to renew, with renewal terms that can extend the lease term from six months to 15 years. The Company assesses these renewal/extension options using a threshold of reasonably certain, therefore, the majority of its lease terms for accounting purposes do not include renewal periods. For leases where the Company is reasonably certain to renew, those optional periods are included within the lease term and, therefore, the measurement of the ROU asset and lease liability. Some of the vehicle and IT equipment leases also include options to purchase the leased asset, typically at end of term at fair market value. Some of the Company's leases include options to terminate the lease early. This allows the contract parties to terminate their obligations under the lease contract, sometimes in return for an agreed upon financial consideration. The terms and conditions of the termination options vary by contract, and for those leases where the Company is reasonably certain to use these options, the term and payments recognized in the measurement of ROU assets and lease liabilities has been updated accordingly. Additionally, there are several open-ended lease arrangements where the Company controls the option to continue or terminate the arrangement at any time after the first year. For these arrangements, the Company has analyzed a mix of historical use and future economic incentives to determine the reasonable expected holding period. This term is used for measurement of ROU assets and lease liabilities. For all lease assets, the fixed lease and non-lease components are accounted for as a single lease component when determining the ROU asset and lease liability.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (in millions, except per share amounts)

The following table summarizes the weighted-average remaining lease terms and discount rates related to the Company's lease population:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease terms (in years)
Operating leases	2.8	4.8
Finance leases	5.1	2.5
Weighted-average discount rate
Operating leases	6.3%	8.3%
Finance leases	7.7%	6.6%

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

As of December 31, 2024, the Company did not have any material leases that have not yet commenced but that create significant rights and obligations.

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

The following table summarizes the components of lease expense for the years ended December 31:

	Successor		Predecessor
	Year ended December 31,	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Year ended December 31,
	2024			2022
Lease expense
Operating lease expense	$64.6	$25.3	$41.9	$75.7
Finance lease expense
Amortization of ROU lease assets	$6.8	$1.9	$2.4	$4.1
Interest on lease liabilities	$1.6	$0.2	$0.5	$0.7
Variable lease expense	$11.9	$4.1	$5.2	$10.1

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (in millions, except per share amounts)

The following table summarizes the maturities of lease liabilities:

	Operating	Finance
2025	$51.2	$6.1
2026	35.6	4.1
2027	21.9	3.1
2028	10.9	2.1
2029	5.3	1.6
Thereafter	15.3	11.7
Total	140.2	28.7
Less: Present value discount	(20.6)	(8.4)
Lease liability	$119.6	$20.3

The following table summarizes the cash flow information related to leases:

	Successor		Predecessor
	Year ended December 31,	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Year ended December 31,
	2024			2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating - operating cash flows	$70.5	$30.1	$43.3	$76.2
Finance - financing cash flows	$6.2	$2.2	$2.5	$4.3
Finance - operating cash flows	$1.6	$0.2	$0.5	$0.7
ROU lease assets obtained in the exchange for lease liabilities:
Operating leases	$59.5	$6.7	$19.2	$28.1
Finance leases	$5.3	$0.6	$0.6	$7.4

The following table summarizes the balance sheet information related to leases:

	December 31, 2024	December 31, 2023
Assets
Operating	$118.1	$98.7
Finance	19.7	6.9
Total leased assets	$137.8	$105.6

Current liabilities
Operating	$43.3	$39.6
Finance	4.5	3.7
Noncurrent liabilities
Operating	76.3	65.1
Finance	15.8	3.6
Total lease liabilities	$139.9	$112.0
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

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (in millions, except per share amounts)

Future minimum payments due from customers under finance lease receivables as of December 31, 2024 are as follows:

2025	$6.7
2026	3.7
2027	2.4
2028	2.0
2029	1.9
Thereafter	1.7
$18.4

The following table presents the components of finance lease receivables as of December 31:

	2024	2023
Gross minimum lease receivable	$18.4	$24.4
Allowance for credit losses	(0.1)	(0.2)
	18.3	24.2
Less:
Unearned interest income	(0.7)	(0.9)
	(0.7)	(0.9)
Total	$17.6	$23.3

The Company's combined allowance for finance receivables and notes receivables was minimal for the year ended December 31, 2024, the period from August 12, 2023 to December 31, 2023 and the period from January 1, 2023 to August 11, 2023, respectively. As of December 31, 2024, finance leases and notes receivables individually evaluated for impairment were $17.8 and $0.4, respectively, with no provision recorded. As of December 31, 2023, finance leases and notes receivables individually evaluated for impairment were $23.5 and $0.5, respectively, with no provision recorded. As of December 31, 2024 and 2023, the recorded investment in past-due financing receivables was minimal and no recorded investment in finance receivables was past due 90 days or more and still accruing interest.

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

The following table summarizes the gain (loss) recognized on derivative instruments:

		Successor		Predecessor
Derivative instrument	Classification on consolidated statement of operations	Year ended December 31, 2024	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Year ended December 31, 2022
Interest rate swaps and non-designated hedges	Interest expense	$0.2	$—	$(0.5)	$(4.4)
Foreign exchange forward contracts and cash flow hedges	Net sales	—	—	—	(0.1)
Foreign exchange forward contracts and cash flow hedges	Cost of sales	—	—	—	(0.5)
Foreign exchange forward contracts and cash flow hedges	Foreign exchange gain (loss), net	(0.3)	(0.4)	—	—
Total		$(0.1)	$(0.4)	$(0.5)	$(5.0)

FOREIGN EXCHANGE

Non-Designated Hedges. A substantial portion of the Company’s operations and revenues are international. As a result, changes in foreign exchange rates can create substantial foreign exchange gains and losses from the revaluation of non-

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (in millions, except per share amounts)

functional currency monetary assets and liabilities. The Company’s policy allows the use of foreign exchange forward contracts with maturities of up to 24 months to mitigate the impact of currency fluctuations on those foreign currency asset and liability balances. The Company elected not to apply hedge accounting to its foreign exchange forward contracts. Thus, spot-based gains/losses offset revaluation gains/losses within foreign exchange loss, net and forward-based gains/losses represent interest expense or income.

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

NOTE 20: FAIR VALUE OF ASSETS AND LIABILITIES

Assets and Liabilities Recorded at Fair Value

Assets and liabilities subject to fair value measurement by fair value level and recorded at fair value are as follows:

	Classification on consolidated balance sheets	December 31, 2024			December 31, 2023
		Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets
Certificates of deposit	Short-term investments	$16.9	$16.9	$—	$13.4	$13.4	$—
Assets held in rabbi trusts	Securities and other investments	3.1	3.1	—	2.9	2.9	—
Total		$20.0	$20.0	$—	$16.3	$16.3	$—

Liabilities
Foreign exchange forward contracts	Other current liabilities	$—	$—	$—	$0.4	$—	$0.4
Deferred compensation	Other liabilities	3.1	—	3.1	2.9	2.9	—
Total		$3.1	$—	$3.1	$3.3	$2.9	$0.4

The Company uses the end of the period when determining the timing of transfers between levels. During 2024 and 2023, there were no transfers between levels.

Debt had a carrying value of $966.0 and fair value of $987.4 at December 31, 2024, and a carrying value of $1,253.9 and fair value of $1,285.5 at December 31, 2023.

Refer to Note 13 for further details surrounding long-term debt as of December 31, 2024 compared to December 31, 2023. Additionally, the Company remeasures certain assets to fair value, using Level 3 measurements, as a result of the occurrence of triggering events. There was no significant assets or liabilities that were remeasured at fair value on a non-recurring basis during the periods presented.

NOTE 21: COMMITMENTS AND CONTINGENCIES

Contractual Obligations

At December 31, 2024, the Company's purchase commitments due within one year were minimal for materials and services through contract manufacturing agreements at negotiated prices. The amounts purchased under these obligations were minimal in 2024. The Company guarantees a fixed cost of certain products used in production to its strategic partners. Variations in the products costs are absorbed by the Company.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2024
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

At December 31, 2024, the Company was a party to several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the consolidated financial statements would not be materially affected by the outcome of these indirect tax claims and/or proceedings or asserted claims.

A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated accrual. The Company estimated the aggregate risk at December 31, 2024 to be up to $56.1 for its material indirect tax matters. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire.

Legal Contingencies

At December 31, 2024, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate were considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims.

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

The District Court of Dortmund dismissed in 2022 all claims to increase the cash compensation and the annual recurring compensation in the DPLTA appraisal proceeding and rejected in 2023 all claims to increase the cash compensation in the merger squeeze-out appraisal proceeding. These first instance decisions, however, are not final as some of the plaintiffs filed appeals in both, the DPLTA appraisal proceeding and the squeeze-out appraisal proceeding. The Company believes that the compensation offered in connection with the DPLTA and the merger squeeze-out was in both cases fair and that the decisions of the District Court of Dortmund in the DPLTA and merger squeeze-out appraisal proceedings validate its position. German courts often adjudicate increases of the cash compensation to plaintiffs in varying amounts in connection with German appraisal proceedings. Therefore, the Company cannot rule out that a court may increase the cash compensation in these appraisal proceedings. The Company, however, believes that its defense in both appraisal proceedings is supported by strong sets of facts and the Company will continue to vigorously defend itself in these matters.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (in millions, except per share amounts)

Bank Guarantees, Standby Letters of Credit, and Surety Bonds

In the ordinary course of business, the Company may issue performance guarantees on behalf of its subsidiaries to certain customers and other parties. Some of those guarantees may be backed by standby letters of credit, surety bonds, or similar instruments. In general, under the guarantees, the Company would be obligated to perform, or cause performance, over the term of the underlying contract in the event of an unexcused, uncured breach by its subsidiary, or some other specified triggering event, in each case as defined by the applicable guarantee. At December 31, 2024, the maximum future contractual obligations relative to these various guarantees totaled $90.4, of which $21.9 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2023, the maximum future payment obligations relative to these various guarantees totaled $117.1, of which $23.0 represented standby letters of credit to insurance providers, and no associated liability was recorded.

Restricted Cash

The following table provides a reconciliation of Cash, cash equivalents and Short-term and Long-term restricted cash reporting within the Company's consolidated balance sheets and in the consolidated statements of cash flows:

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$296.2	$550.2

Professional fee escrow	0.2	0.2
Bank collateral guarantees	8.0	32.5
Pension collateral guarantees	6.9	9.4
Restricted cash and cash equivalents	15.1	42.1
Total cash, cash equivalents, and restricted cash	$311.3	$592.3

The balances primarily relate to cash held in escrow for the purpose of paying certain professional fees as a result of the Restructuring Proceedings as described in Note 2 and collateralized letters of credit supporting corporate insurance.

NOTE 22: REVENUE RECOGNITION

Revenue is measured based on consideration specified in a contract with a customer and excludes amounts collected on behalf of third parties. The amount of consideration can vary depending on discounts, rebates, refunds, credits, price concessions, incentives, performance bonuses, penalties, or other similar items contained in the contract with the customer of which generally these variable consideration components represent minimal amounts of net sales. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer.

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

The Company includes warranties in connection with certain contracts with customers, which are not considered to be separate performance obligations. The Company provides its customers a manufacturer’s warranty, and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. For additional information on product warranty refer to Note 11. The Company also has extended warranty and service contracts available for its customers, which are recognized as separate performance obligations. Revenue is recognized on these contracts ratably as the Company has a stand-ready obligation to provide services when or as needed by the customer. This input method is the most accurate assessment of progress toward completion the Company can apply.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (in millions, except per share amounts)

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

Services may be sold separately or in bundled packages. For bundled packages, the Company accounts for individual services separately if they are distinct. A distinct service is separately identifiable from other items in the bundled package if a customer can benefit from it on its own or with other resources that are readily available to the customer. The consideration (including any discounts) is allocated between separate services or distinct obligations in a bundle based on their stand-alone selling prices. The stand-alone selling prices are determined based on the prices at which the Company separately sells the products or services. For items that are not sold separately, the Company estimates stand-alone selling prices using the cost plus expected margin approach. Revenue on service contracts is recognized ratably over time, generally using an input measure, as the customer simultaneously receives and consumes the benefits of the Company’s performance as the services are performed. In some circumstances, when services are not included in a term contract and rather billed as they occur, revenue on these billed work services are recognized at a point in time as transfer of control occurs.

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

Services. The Company provides its banking customers product-related services which include proactive monitoring, rapid resolution of incidents through remote service capabilities or an on-site visit and professional services. First and second line maintenance, preventive maintenance and on-demand services keep the distributed assets of the Company's customers up and running through a standardized incident management process. Managed services and outsourcing consist of the end-to-end business processes, solution management, upgrades and transaction processing. The Company also provides a full array of cash management services, which optimizes the availability and cost of physical currency across the enterprise through efficient forecasting, inventory and replenishment processes.

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

Services. The Company provides its retail customers product-related services which include on-demand services and professional services. Diebold Nixdorf AllConnect Services for retailers include maintenance and availability services to continuously improve retail self-service fleet availability and performance. These include: total implementation services to support both current and new store concepts; managed mobility services to centralize asset management and ensure effective, tailored mobile capability; monitoring and advanced analytics providing operational insights to

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (in millions, except per share amounts)

support new growth opportunities; and store life-cycle management to proactively monitors store IT endpoints and enable improved management of internal and external suppliers and delivery organizations.

Refer to Note 24 for additional information regarding the Company's reportable operating segments, disaggregation of net sales by segments and product solutions, net sales by geographical region and disaggregation by timing of revenue recognition.

Timing of revenue recognition
A performance obligation is a contractual promise to transfer a distinct good or service to the customer. A contract's transaction price is allocated to each distinct performance obligation and is recognized as revenue when (point in time) or as (over time) the performance obligation is satisfied. The following table represents the percentage of revenue recognized either at a point in time or over the periods presented:

	Successor		Predecessor
	Year ended December 31,	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023
Timing of revenue recognition	2024
Products transferred at a point in time	43%	47%	39%
Products and services transferred over time	57%	53%	61%
Net sales	100%	100%	100%

Contract balances
The following table provides information about receivables and deferred revenue, which represent contract liabilities from contracts with customers:

Contract balance information	Trade Receivables	Contract liabilities
Balance at January 1, 2024 (Successor)	$721.8	$376.2
Balance at December 31, 2024 (Successor)	$588.5	$320.7

Balance at January 1, 2023 (Predecessor)	$612.2	$453.2
Balance at December 31, 2023 (Successor)	$721.8	$376.2

Contract assets are minimal for the periods presented. The amount of revenue recognized in 2024 and 2023 from performance obligations satisfied (or partially satisfied) in previous periods, mainly due to the changes in the estimate of variable consideration and contract modifications was de minimis.

As of January 1, 2024, the Company had $376.2 of unrecognized deferred revenue constituting the remaining performance obligations that are either unsatisfied or partially unsatisfied. During 2024, the Company recognized revenue of $285.7 related to the Company's deferred revenue balance at January 1, 2024.

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
FORM 10-K as of December 31, 2024
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

Transaction price allocated to the remaining performance obligations
As of December 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1,400. The Company generally expects to recognize revenue on the remaining performance obligations over the next twelve to eighteen months. The Company enters into service agreements with cancellable terms after a certain period without penalty. Unsatisfied obligations reflect only the obligation during the initial term. The Company applies the practical expedient in ASC paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

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
FORM 10-K as of December 31, 2024
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

At December 31, 2024 and 2023, the Company had a net book value of capitalized cloud implementation costs of $18.7 and $18.5, respectively. This relates to a combination of the distribution subsidiary ERP and corporate tools to support business operations.
Amortization of cloud implementation fees are expensed over the term of the cloud computing arrangement, and the expense is required to be recognized in the same line item in the income statement as the associated hosting service expenses. Amortization of cloud implementation fees were as follows:

	Successor		Predecessor
	Year ended December 31,	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Year ended December 31,
	2024			2022
Amortization of cloud implementation fees	$4.0	$2.9	$2.0	$2.5

NOTE 24: SEGMENT INFORMATION

During the second quarter of 2022, the Company appointed a new Chief Executive Officer, who is also the CODM, and announced an organizational simplification initiative. In connection with those events, the Company's reportable segments are no longer Americas Banking, Eurasia Banking and Retail, and instead the reportable operating segments are the following: Banking and Retail. Under the simplified organization and related restructuring discussed in Note 10, the Company does not have regionally focused direct reports to the CODM, and the CODM analyzes Banking and Retail on a global basis and not based on regional profitability metrics.

The Company's reportable segment information below directly aligns with how the CODM regularly reviews results to make decisions, allocate resources, and assess performance. Revenue, costs, operating expenses and operating profit (loss), as disclosed herein, is consistent with the segment information used by the CODM and does not include corporate charges, asset impairment, restructuring and transformation charges, the results of the formerly held-for-sale European retail business, or other non-routine, unusual or infrequently occurring items, as the CODM does not regularly review and use such financial measures to make decisions, allocate resources and assess performance.

Segment revenue and cost of sales are from sales to external customers. Segment operating profit is defined as segment gross profit less expenses directly attributable to the segments. The Company does not allocate to its segments certain operating expenses which are managed at the headquarters level; that are not used in the management of the segments, not segment-specific, and impractical to allocate. In some cases the allocation of corporate charges has changed from the legacy structure to the new structure, but prior periods have been recast to conform to the new presentation. Segment operating profit reconciles to consolidated income (loss) before income taxes by deducting items that are not attributed to the segments and which are managed independently of segment results. Assets are not allocated to segments, and thus are not included in the assessment of segment performance, and consequently, we do not disclose total assets and depreciation and amortization expense by reportable operating segment.

The following tables represent information regarding the Company’s segment information and provides a reconciliation between segment operating profit and the consolidated income (loss) before income taxes:

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (in millions, except per share amounts)

	Successor		Predecessor
	Year ended December 31,	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Year ended December 31,
	2024			2022
Net sales summary by segment
Banking	$2,762.8	$1,157.6	$1,511.0	$2,422.4
Retail	988.3	469.3	610.0	1,018.2
Held for sale non-core European retail business (7)	—	1.7	10.9	20.1
Total Revenue	$3,751.1	$1,628.6	$2,131.9	$3,460.7

Segment cost of sales
Banking	$2,058.3	$858.5	$1,149.5	$1,849.4
Retail	744.5	347.2	462.4	771.9
Total segment cost of sales	$2,802.8	$1,205.7	$1,611.9	$2,621.3

Segment gross profit
Banking	$704.5	$299.1	$361.5	$573.0
Retail	243.8	123.8	158.5	246.3
Total segment gross profit	$948.3	$422.9	$520.0	$819.3

SG&A and other operating expenses
Banking	$253.8	$143.8	$149.9	$262.2
Retail	121.9	65.2	72.3	112.3
Total segment SG&A and other operating expenses	$375.7	$209.0	$222.2	$374.5

Segment operating profit
Banking	$450.7	$155.3	$211.6	$310.8
Retail	121.9	58.6	86.2	134.0
Total segment operating profit	$572.6	$213.9	$297.8	$444.8

Corporate charges not allocated to segments (1)	$(265.4)	$(86.3)	$(159.8)	$(247.3)
Impairment of assets (2)	(1.9)	(1.2)	(3.3)	(111.8)
Amortization of fair value assets (3)	—	—	(41.8)	(69.6)
Restructuring and transformation expenses (4)	(106.1)	(23.1)	(38.4)	(124.2)
Refinancing related costs (5)	(15.8)	(5.1)	(44.7)	(32.0)
Net non-routine expense (6)	(1.3)	(4.8)	(7.4)	(42.6)
Held for sale non-core European retail business (7)	—	(1.0)	(7.9)	(29.0)
	(390.5)	(121.5)	(303.3)	(656.5)
Operating profit (loss)	182.1	92.4	(5.5)	(211.7)
Other income (expense)	(134.8)	(96.9)	1,458.3	(226.9)
Income (loss) before taxes	$47.3	$(4.5)	$1,452.8	$(438.6)

(1)    Corporate charges not allocated to segments include headquarter-based costs associated primarily with human resources, finance, IT and legal that are not directly attributable to a particular segment and are separately assessed by the CODM for purposes of making decisions, assessing performance and allocating resources.
(2)    Impairment in the 2024 Successor Period relates to assets identified in the Middle East with a carrying value over market value, 2023 Successor Period relates to German and Indian facilities, and impairment in the 2023 Predecessor Period primarily relates to leased European facilities closures. Charges were taken in the first quarter of 2022 related to the North American ERP and certain assets in Ukraine, Russia, and Belarus; in the second quarter of 2022 related to facility closures; in the third quarter 2022 related to German capitalized software; and in the fourth quarter of 2022 related to assets at the held for sale non-core European retail business.
(3)    The amortization of purchase accounting intangible assets is not included in the segment results used by the CODM to make decisions, allocate resources or assess performance.

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (in millions, except per share amounts)

(4)    Refer to Note 12 for further information. Consistent with the historical reportable segment structure, restructuring and transformation costs are not assigned to the segments, and are separately analyzed by the CODM.
(5)    Refinancing related costs are fees earned by our advisors and the advisors of our lenders that do not qualify for capitalization.
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

The following table presents information regarding the Company’s segment net sales by service and product solution:

	Successor		Predecessor
	Year ended December 31,	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Year ended December 31,
	2024			2022
Banking
Services	$1,587.4	$626.9	$954.3	$1,548.1
Products	1,175.4	530.7	556.7	874.3
Total Banking	$2,762.8	$1,157.6	$1,511.0	$2,422.4
Retail
Services	$563.0	$230.4	$335.2	$540.9
Products	425.3	238.9	274.8	477.3
Total Retail	$988.3	$469.3	$610.0	$1,018.2
Held for sale non-core European retail business (7)
Services	$—	$1.1	$5.5	$9.9
Products	—	0.6	5.4	10.2
	—	1.7	10.9	20.1
Total Revenue	$3,751.1	$1,628.6	$2,131.9	$3,460.7

The Company had no customers that accounted for more than 10 percent of total net sales in the year ended December 31, 2024, the period from August 12, 2023 through December 31, 2023, the period of January 1, 2023 through August 11, 2023 and the year ended December 31, 2022.

Below is a summary of net sales by point of origin:

	Successor		Predecessor
	Year ended December 31,	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023	Year ended December 31,
	2024			2022
Americas
United States	$945.4	$404.1	$583.9	$861.4
Other Americas	706.9	290.0	380.9	600.0
Total Americas Revenue	1,652.3	694.1	964.8	1,461.4
EMEA
Germany	577.2	248.2	283.9	522.8
Other EMEA	1,236.2	553.2	714.2	1,173.2
Total EMEA Revenue	1,813.4	801.4	998.1	1,696.0
APAC
Total APAC Revenue	285.4	133.1	169.0	303.3
Total Revenue	$3,751.1	$1,628.6	$2,131.9	$3,460.7

DIEBOLD NIXDORF, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2024
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (in millions, except per share amounts)

Below is a summary of property, plant and equipment, net and right-of-use operating lease assets by geographical location as of December 31:

	2024	2023
Property, plant and equipment, net
United States	$25.1	$29.7
Germany	71.4	86.5
Other international	31.6	42.8
Total property, plant and equipment, net	$128.1	$159.0

Right-of-use operating lease assets
United States	$46.8	$30.9
Germany	6.8	10.1
Other international	64.5	57.7
Total right-of-use operating lease assets	$118.1	$98.7

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

Under the supervision of the CEO and CFO and Board of Directors, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control-Integrated Framework (2013 framework)” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2024.

KPMG LLP, the Company’s independent registered public accounting firm, has issued an auditor’s report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. This report is included in Item 8 of this annual report on Form 10-K.

(b)CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the fourth quarter ended December 31, 2024, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

ADOPTION, MODIFICATION OR TERMINATION OF TRADING PLANS

During the quarter ended December 31 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors of the Company, any delinquent Section 16(a) reports, the audit committee, the designated audit committee financial experts, and the Company's insider trading arrangements and policies, is included in the Company’s proxy statement for the 2025 Annual Meeting of Stockholders (the 2025 Annual Meeting) and is incorporated herein by reference. There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

The following table summarizes information regarding executive officers of the Company:

Name, Age, Title and Year Elected to Present Office	Other Positions Held Last Five Years
Octavio Marquez — 57 President and Chief Executive Officer Since: 2022
February 2023 – September 2023: Chairman of the Board; 2020-March 2022: Executive Vice President, Global Banking for Diebold Nixdorf, Incorporated; 2016-2020: Senior Vice President of the Americas region for Diebold Nixdorf, Incorporated.

Thomas S. Timko — 56 Executive Vice President, Chief Financial Officer Since: 2024	2018-2024: Global Chief Accounting Officer and Controller for General Electric.
Jonathan B. Myers — 51 Executive Vice President, Global Banking Since: 2022	2011-2022: Executive Vice President and Chief Revenue Officer for Elavon.
Ilhami Cantadurucu — 50 Executive Vice President, Global Retail Since: 2023	2021-2023: Vice President, Retail Global Account Management for Diebold Nixdorf, Incorporated; 2018-2020: Vice President, Retail Global Finance for Diebold Nixdorf, Incorporated.
Elizabeth C. Radigan — 44 Executive Vice President, Chief Legal Officer and Corporate Secretary Since: 2023
November 2022-August 2023: Executive Vice President, Chief People Officer for Diebold Nixdorf, Incorporated; 2014-November 2022: Senior Vice President, Chief Ethics and Compliance Officer for Diebold Nixdorf, Incorporated.

Frank Baur — 50 Executive Vice President, Operational Excellence Since: 2024	2021-2024: Chief Operating Officer, Onshore Wind for GE Vernova, Inc.; 2018-2021: Vice President, EMEA Supply Chain for Parker Hannifin.
Kathleen Creech — 54 Executive Vice President, Chief People Officer Since: 2024	2021-2024: Chief People Officer for Snap One; 2018-2021: HR leadership roles, Manhattan Associates.
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

ITEM 11: EXECUTIVE COMPENSATION

Information with respect to executive officers' and directors' compensation is included in the Company’s proxy statement for the 2025 Annual Meeting and is incorporated herein by reference. Information with respect to compensation committee interlocks and insider participation and the compensation committee report is included in the Company’s proxy statement for the 2025 Annual Meeting and is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management is included in the Company’s proxy statement for the 2025 Annual Meeting and is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions and director independence is included in the Company’s proxy statement for the 2025 Annual Meeting and is incorporated herein by reference.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company's independent registered public accounting firm is KPMG LLP (PCAOB firm ID: 185) with the primary location of Cleveland, OH. Information with respect to principal accountant fees and services is included in the Company’s proxy statement for the 2025 Annual Meeting and is incorporated herein by reference.

PART IV

ITEM 15: EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

1. Documents filed as a part of this annual report on Form 10-K.
•Reports of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets at December 31, 2024 (Successor) and 2023 (Successor)
•Consolidated Statements of Operations for the year ended December 31, 2024 (Successor), the period from August 12, 2023 through December 31, 2023 (Successor), the period from January 1, 2023 through August 11, 2023 (Predecessor) and the year ended December 31, 2022 (Predecessor)
•Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2024 (Successor), the period from August 12, 2023 through December 31, 2023 (Successor), the period from January 1, 2023 through August 11, 2023 (Predecessor) and the year ended December 31, 2022 (Predecessor)
•Consolidated Statements of Equity for the year ended December 31, 2024 (Successor), the period from August 12, 2023 through December 31, 2023 (Successor), the period from January 1, 2023 through August 11, 2023 (Predecessor) and the year ended December 31, 2022 (Predecessor)
•Consolidated Statements of Cash Flows for the Consolidated Statements of Cash Flows for the year ended December 31, 2024 (Successor), the period from August 12, 2023 through December 31, 2023 (Successor), the period from January 1, 2023 through August 11, 2023 (Predecessor) and the year ended December 31, 2022 (Predecessor)
•Notes to Consolidated Financial Statements
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
4.2
Indenture, dated as of December 18, 2024, among Diebold Nixdorf, Incorporated, as issuer, the subsidiaries of Diebold Nixdorf, Incorporated named therein as guarantors, and Regions Bank, as trustee and notes collateral agent, relating to Diebold Nixdorf, Incorporated’s 7.750% Senior Secured Notes due 2030 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 19, 2024).

4.3	Form of 7.750% Senior Secured Notes due 2030 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 19, 2024).
10.1*	Form of Employee Agreement Effective prior to August 1, 2024
10.2*	401(k) Restoration Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.5(v) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)
10.3*	401(k) Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.5(vi) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)
10.4*	Amendment to 401(k) Restoration Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.2(vii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018)
10.5*	Deferred Compensation Plan No. 2 for Directors of Diebold, Incorporated (incorporated by reference to Exhibit 10.7(iv) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)
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

10.8*
Domination and Profit and Loss Transfer Agreement, dated September 26, 2016, by and among Diebold Holding Germany Inc. & Co. KGaA and Wincor Nixdorf AG (English translation) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2016)

10.9*
Diebold Nixdorf, Incorporated 2017 Equity and Performance Incentive Plan, as amended May 6, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 11, 2022)

10.10*
Offer Letter, dated February 9, 2022, by and between Diebold Nixdorf, Incorporated and Octavio Marquez (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 10, 2022)

10.11*
Offer Letter, dated July 17, 2022, between Diebold Nixdorf, Incorporate and Joe Myers (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022)

10.12*
Offer Letter, dated February 7, 2023, by and between Diebold Nixdorf, Incorporated and James Barna (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 9, 2023)

10.13*	Form of Deferred Cash Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2023)
10.14*
Form of Performance Cash Award Agreement by and between Diebold Nixdorf, Incorporated and Participants (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)

10.15*
Retention Agreement Letter by and between Diebold Nixdorf, Incorporate and James Barna (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)

10.16*	Separation Agreement and Release, dated July 24, 2024, by and between Diebold Nixdorf, Incorporated and James Barna
10.17*	Release Agreement, dated December 31, 2024, by and between Diebold Nixdorf, Incorporated and James Barna
10.18†
Credit Agreement, dated as of December 31, 2024, by and among Diebold Nixdorf, Incorporated, as borrower, the financial institutions party thereto, as lenders, and Goldman Sachs Bank USA, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 19, 2024)

10.19
Registration Rights Agreement, dated as of August 11, 2023, among Diebold Nixdorf, Incorporated and the stockholders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2023)

10.20*	Diebold Nixdorf, Incorporated 2023 Equity and Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2023)
10.21*
First Amendment to the Diebold Nixdorf, Incorporated 2023 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2023)

10.22*
Offer Letter, dated April 17, 2024, by and between Diebold Nixdorf, Incorporated and Thomas S. Timko (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2024)

10.23*	Executive Severance Plan, Effective August 1, 2024
10.24*	Form of Employee Agreement Effective August 1, 2024
10.25*	Form of Non-Qualified Stock Option Agreement (Non-Employee Directors) under Diebold Nixdorf, Incorporated 2023 Equity and Incentive Plan (Emergence)
10.26*	Form of Restricted Stock Units Agreement (Non-Employee Directors) under Diebold Nixdorf, Incorporated 2023 Equity and Incentive Plan (Emergence)
10.27*	Form of 2024 Restricted Stock Unit Agreement (Non-Employee Directors) under Diebold Nixdorf, Incorporated 2023 Equity and Incentive Plan
10.28*	Form of 2024 Restricted Stock Unit Agreement (Executives) under Diebold Nixdorf, Incorporated 2023 Equity and Incentive Plan
10.29*	Form of Restricted Stock Unit Agreement (Executives) under Diebold Nixdorf, Incorporated 2023 Equity and Incentive Plan (Emergence)
10.30*	Form of Non-Qualified Stock Option Agreement (Executives) under Diebold Nixdorf, Incorporated 2023 Equity and Incentive Plan (Emergence)
10.31*	Employment Agreement, dated February 7, 2023, between Diebold Nixdorf (UK) Limited and Ilhami Cantadurucu
19.1	Insider Trading Policies and Procedures
21.1	Subsidiaries of the Registrant as of December 31, 2024
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15(b) of this annual report on Form 10-K.
**	Furnished herewith
†	Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of all omitted schedules and similar attachments to the SEC upon its request.

ITEM 16: FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIEBOLD NIXDORF, INCORPORATED
Date: February 25, 2025

By:  /s/ Octavio Marquez
Octavio Marquez
President and Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Octavio Marquez	President and Chief Executive Officer, Director (Principal Executive Officer)	February 25, 2025
Octavio Marquez

/s/ Thomas S. Timko	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2025
Thomas S. Timko

*	Director	February 25, 2025
Arthur F. Anton

*	Director	February 25, 2025
Marjorie L. Bowen

*	Chairman of the Board of Directors	February 25, 2025
Patrick J. Byrne

*	Director	February 25, 2025
Matthew J. Espe

*	Director	February 25, 2025
Mark Gross

*	Director	February 25, 2025
Maura A. Markus

*	Director	February 25, 2025
David H. Naemura

*	Director	February 25, 2025
Dr. Colin J. Parris

*	Director	February 25, 2025
Emanuel R. Pearlman

*	The undersigned, by signing her name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of the Registrant and filed with the Securities and Exchange Commission on behalf of such officers and directors.

Date: February 25, 2025
*By:  /s/ Elizabeth C. Radigan
Elizabeth C. Radigan
Attorney-in-Fact