Form 10-Q
period 2025-03-31
DIEBOLD NIXDORF, Inc
filed 2025-05-07
CIK 28823

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☒    No  ☐
Number of shares of common stock outstanding as of May 2, 2025 was 37,263,876.

Part I – Financial Information
Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview. Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and accompanying notes that appear within this Quarterly Report on Form 10-Q. Unless otherwise stated, U.S. dollar amounts within this Quarterly Report on Form 10-Q are listed in millions.

Introduction. Diebold Nixdorf, Incorporated (collectively with its subsidiaries, the Company) automates, digitizes and transforms the way people bank and shop. As a partner to the majority of the world's top 100 financial institutions and top 25 global retailers, the Company's integrated solutions connect digital and physical channels conveniently, securely and efficiently for millions of consumers each day. The Company has a presence in more than 100 countries with approximately 21,000 employees worldwide.

Innovation. The Company seeks to continually enhance the consumer experience at bank and retail locations while streamlining cost structures and business processes for its customers through the smart integration of hardware, software and services. The Company partners with other leading technology companies and regularly refines its research and development (R&D) spend to support a better transaction experience. In addition, the Company is focused on consistently innovating its solutions while effectively improving its business processes and cost management efforts.

Business Drivers. The Company has the following operating segments: Banking and Retail. The business drivers of the Company's future performance include, but are not limited to:

•demand for self-service and automation from Banking and Retail customers driven by the evolution of consumer behavior;
•demand for cost efficiencies and better usage of real estate for bank branches and retail stores as they transform their businesses to meet the needs of their customers while facing macro-economic challenges;
•demand for services on distributed IT assets such as ATMs, point-of-sale (POS) and self-checkout (SCO), including managed services and professional services;
•timing of product upgrades and/or replacement cycles for ATMs, POS and SCO;
•demand for software products and professional services;
•demand for security products and services for the financial, retail and commercial sectors; and
•demand for innovative technology in connection with the Company's strategy.

Tariffs. Announcements from the U.S. government regarding global tariffs and potential retaliatory actions by other governments are causing market disruption and uncertainty. Assuming the current tariff conditions of 145 percent on imports from China and 10 percent on imports from other countries remain in effect for 2025, the Company estimates a total gross impact of $20.0. The Company has prioritized mitigating the impact on materials with the highest tariff exposure through sourcing of alternative parts, supplier negotiations, price adjustments and productivity improvements. The Company estimates these mitigation strategies will offset up to approximately 50 percent of the current tariff impact through the remainder of 2025. The Company will continue to monitor tariff policies and our related mitigation strategies.

Results of Operations. The following discussion of the Company’s financial condition and results of operations provides information that will assist in understanding the financial statements and the changes in certain key items in those financial statements. The following discussion should be read in conjunction with the condensed consolidated financial statements and the accompanying notes that appear elsewhere in this Quarterly Report on Form 10-Q.

	Three months ended March 31,
Net Sales	2025	2024	% Change	% Change in CC (1)
Banking
Services	$382.2	$386.6	(1.1)	1.6
Products	247.3	262.2	(5.7)	(2.8)
Total Banking	629.5	648.8	(3.0)	(0.2)

Retail
Services	126.3	138.2	(8.6)	(6.7)
Products	85.3	108.4	(21.3)	(19.7)
Total Retail	211.6	246.6	(14.2)	(12.4)

Total net sales	$841.1	$895.4	(6.1)	(3.6)
(1) The Company calculates constant currency by translating the prior-year period results at the current year exchange rate. The Company calculates constant currency by translating the prior-year period results at the current year exchange rate.
Net sales decreased $54.3, or 6.1 percent, including a net unfavorable currency impact of $23.3 primarily related to the Brazilian real and the euro. After excluding the unfavorable currency impact, net sales decreased by $31.0. Banking net sales decreased $19.3 or 3.0 percent, including a net unfavorable currency impact of $18.3, related primarily to the Brazilian real and the euro. After excluding the unfavorable currency impact, and non-recurrence of a $9.7 tax recovery in Brazil, net sales increased $8.7, driven by higher ATM unit sales volume. Banking net sales represented 74.8 percent of total net sales for the three months ended March 31, 2025. Retail net sales decreased $35.0, including a net unfavorable currency impact of $5.0 primarily related to the euro. After excluding the unfavorable currency impact, net sales decreased $30.0 primarily due to market headwinds as a result of the current spend environment of retailers. Retail net sales represented 25.2 percent of total net sales for the three months ended March 31, 2025.

	Three months ended March 31,
Gross Margin	2025	2024	% Change
Gross profit - services	$117.2	$116.1	0.9
Gross profit - products	85.2	92.5	(7.9)
Total gross profit	$202.4	$208.6	(3.0)
Gross margin - services	23.0%	22.1%
Gross margin - products	25.6%	25.0%

Total gross margin	24.1%	23.3%

Services gross margin increased 90 basis points in the three months ended March 31, 2025 primarily due to North America service operations improvement. Product gross margin increased 60 basis points in the three months ended March 31, 2025 primarily due to favorable geographic mix of ATM machines in the period as well as pricing. This offset the non-recurrence of a tax recovery in Brazil.

	Three months ended March 31,
Operating Expenses	2025	2024	% Change
Selling and administrative expense	$151.8	$161.6	(6.1)
Research, development and engineering expense	22.7	24.2	(6.2)
Other operating income	(1.7)	(1.0)	(70.0)
Total operating expenses	$172.8	$184.8	(6.5)
Percent of net sales	20.5%	20.6%

Selling and administrative expense decreased $9.8 in the three months ended March 31, 2025 compared to the corresponding period in 2024. This decrease is the result of lower spending related to refinancing activities and increased efficiency as a result of continuous improvement initiatives. Research and development costs reflect the Company's ongoing investment in hardware and software innovations and enhancements in service offerings.

	Three months ended March 31,
Other Income (Expense)	2025	2024	% Change
Interest income	$1.5	$4.2	(64.3)
Interest expense	(21.5)	(43.6)	50.7
Foreign exchange gain (loss), net	(18.5)	0.4	N/M
Miscellaneous gain, net	1.5	1.0	50.0
Other income (expense), net	$(37.0)	$(38.0)	2.6

Interest expense decreased $22.1 in the three months ended March 31, 2025 due to the refinancing of the Company's debt completed on December 18, 2024. Foreign exchange gain (loss), net includes realized gains and losses, primarily related to the unfavorable impact of a strengthening Brazilian real and euro against the U.S. dollar and a broader weakening of the U.S. dollar during the first quarter of 2025.

	Three months ended March 31,
Net Income (Loss)	2025	2024	% Change
Income tax benefit	$(2.2)	$(3.1)	29.0
Net loss	$(7.5)	$(14.0)	46.4
Effective tax rate	29.7%	21.8%

Changes in net loss were a result of the fluctuations outlined in the previous sections and impacted by income tax benefit. The change in net loss is also impacted by a decrease in income tax benefit for the three months ended March 31, 2025 compared with the prior year period. Refer to Note 3 to our condensed consolidated financial statements for additional information regarding tax benefit.

Liquidity and Capital Resources. On December 18, 2024, the Company issued $950.0 in aggregate principal amount of 7.75% Senior Secured Notes due 2030 (the 2030 Senior Secured Notes) to qualified institutional buyers in a private placement exempt from the registration requirements of the Securities Act of 1933. On December 18, 2024, the Company also entered into a new credit agreement with certain financial institutions for a new $310.0 revolving credit facility (the Revolving Credit Facility) maturing on December 18, 2029. Refer to Note 8 of the condensed consolidated financial statements for additional information.

We believe that cash from operations plus available borrowing capacity under our Revolving Credit Facility, our current cash balance, and short-term investments are adequate to support operating requirements, capital expenditures and any share repurchases for at least the next 12 months and the foreseeable future thereafter. As of March 31, 2025, we had no borrowings outstanding and $310.0 available under our revolving facility, which included $23.8 of undrawn letter of credit.

The Company's total cash and cash availability was as follows:

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$306.5	$296.2
Short-term investments	8.1	16.9
Revolving credit facility	310.0	310.0
Total cash and cash availability	$624.6	$623.1

The following table summarizes the results of the Company's Statement of Cash Flows:

	Three months ended March 31,
Summary of cash flows:	2025	2024
Net cash provided (used) by operating activities	$15.7	$(23.5)
Net cash used by investing activities	—	(18.0)
Net cash used by financing activities	(12.8)	(158.0)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6.0	(4.7)
Change in cash, cash equivalents and restricted cash	$8.9	$(204.2)

Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments impact reported cash flows. Cash flows from operating activities during the period ended March 31, 2025 were driven by cash provided by deferred revenue and cash uses for inventories and accounts payable. The key drivers of these cash flows are timing of sales, collections, and vendor payments which can fluctuate significantly period to period. Cash flows from operating activities during the period ended March 31, 2024 were driven by uses for inventories as well as cash provided by trade receivables, accounts payable, and deferred revenue. The key drivers of these cash flows are timing of sales, collections, and vendor payments which can fluctuate significantly period to period.

Investing Activities. Cash flows from investing activities during the periods ended March 31, 2025 and March 31, 2024 were driven by the sale and purchases of short term investments and offset by uses for capital expenditures and internally developed software.

Financing Activities. Cash flows from financing activities during the period ended March 31, 2025 were primarily driven by the Company's repurchase of common shares. Cash flows from financing activities during the period ended March 31, 2024 primarily relate to the repayment of the Exit Facility (as defined below).

Share Repurchase. On February 12, 2025, we announced that our Board had approved a $100.0 share repurchase program for the purchase of our common stock. During the first quarter of 2025, the Company purchased 184,961 shares for $8.0 in the aggregate. There is $92.0 remaining under the share repurchase program. We may utilize a number of different methods to effect the repurchases, including open market purchases, which may include, without limitation, round lot or block transactions, including through one or more accelerated stock repurchase plans or pursuant to the terms of one or more repurchase plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. The specific timing, price, and size of purchases will depend on prevailing stock prices, general market and economic conditions, and other considerations. The program may be extended, suspended, or discontinued at any time without prior notice and does not obligate us to acquire any particular amount of common stock. Refer to Unregistered Sales of Equity Securities and Use of Proceeds in Part II of this Quarterly Report on Form 10-Q for more information.

Contractual and Other Material Cash Obligations. The Company enters into certain purchase commitments due within one year for materials through contract manufacturing agreements for a total negotiated price. At March 31, 2025, under such agreements the Company had minimal purchase commitments due within one year. Except for these items, inclusive of near-term debt maturities, all contractual and other cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at March 31, 2025 compared to December 31, 2024.

Off-Balance Sheet Arrangements. The Company enters into various arrangements not recognized in the condensed consolidated statement of financial position that have or could have an effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources. The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, customers, regulatory agencies and insurance providers. If the Company is not able to comply with its contractual obligations, the suppliers, regulatory agencies and insurance providers may draw on the pertinent letter of credit. Refer to Note 11 of the condensed consolidated financial statements for additional information.

Critical Accounting Policies and Estimates. Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s condensed consolidated financial statements. The condensed consolidated financial statements of the Company are prepared in conformity with generally accepted accounting principles in the United States (U.S. GAAP). The preparation of the accompanying condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenues and expenses. Such estimates include revenue recognition, the valuation of trade receivables, inventories, goodwill, intangible assets, other long-lived assets, legal contingencies, and assumptions used in the calculation of income taxes, and pension and post-retirement benefits, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors. Management monitors the economic conditions and other factors and will adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Critical accounting policies and estimates are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Forward-Looking Statement Disclosure. This Quarterly Report on Form 10-Q may contain statements that are not historical information and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. These forward-looking statements include, but are not limited to, projections, statements regarding the Company's expected future performance (including expected results of operations), future financial condition, anticipated operating results, strategy plans, future liquidity and financial position.

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

The factors that may affect the Company's results include, among others:
•the success of the Company's new products and services, including its Branch Automation Solutions for banking, cash recycling technology, DN Series® EASY family of retail checkout solutions and Vynamic® Smart Vision technology;
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
•developments from recent and potential changes in U.S. trade policies and trade policies of other countries, including with respect to tariffs;
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
•challenges associated with the use of artificial intelligence in the Company’s business;
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
•the impact of an adverse determination that the Company's services, products or manufacturing processes infringe the intellectual property rights of others, or the Company’s failure to enforce its intellectual property rights;
•the Company’s exposure to liabilities under the FCPA or other worldwide anti-bribery laws;
•the effect of changes in law and regulations or the manner of enforcement in the United States and internationally and the Company's ability to comply with applicable laws and regulations; and
•other factors included in the Company’s filings with the Securities and Exchange Commission (the "SEC"), including its Annual Report on Form 10-K for the year ended December 31, 2024.

Except to the extent required by applicable law or regulation, the Company undertakes no obligation to update these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements.

STATEMENT OF FINANCIAL POSITION (UNAUDITED) (in millions, except share amounts)	March 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$306.5	$296.2
Restricted cash	13.7	15.1
Short-term investments	8.1	16.9
Trade receivables, net of allowances of $11.0 and $10.9, respectively	602.6	588.5
Inventories (Note 4)	553.0	528.1
Prepaid expenses	42.9	45.8
Current assets held for sale	5.6	9.6
Other current assets	194.8	167.7
Total current assets	1,727.2	1,667.9
Securities and other investments	6.6	7.0
Property, plant and equipment, net of accumulated depreciation and amortization of $51.3 and $41.8, respectively	130.7	128.1
Deferred income taxes	70.1	69.5
Goodwill (Note 5)	603.9	586.4
Customer relationships and other intangible assets, net (Note 5)	784.0	778.6
Right-of-use operating lease assets	124.7	118.1
Other assets	178.4	187.9
Total assets	$3,625.6	$3,543.5
LIABILITIES AND EQUITY
Accounts payable	449.5	460.2
Deferred revenue	385.0	320.7
Payroll and other benefits liabilities	149.9	173.2
Operating lease liabilities	47.3	43.3
Other current liabilities	251.8	268.9
Total current liabilities	1,283.5	1,266.3
Long-term debt (Note 8)	928.7	927.3
Pensions, post-retirement and other benefits	128.1	124.4
Long-term operating lease liabilities	79.1	76.3
Deferred income taxes	179.8	176.8
Other liabilities	35.4	34.2
Total liabilities	2,634.6	2,605.3

Common stock, $0.01 par value, 45,000,000 authorized shares and 37,682,517 and 37,576,678 issued shares, and 37,463,960 and 37,576,678 outstanding shares, respectively	0.4	0.4
Paid-in-capital	1,051.4	1,048.4
Retained earnings (deficit)	(9.4)	(1.1)
Treasury shares, at cost (218,557 shares)	(9.6)	—
Accumulated other comprehensive loss (Note 9)	(48.8)	(117.9)
Total Diebold Nixdorf shareholders' equity	984.0	929.8
Noncontrolling interests	7.0	8.4
Total equity	991.0	938.2
Total liabilities and equity	$3,625.6	$3,543.5
See accompanying notes to condensed consolidated financial statements.

STATEMENT OF EARNINGS (LOSS) (UNAUDITED)	Three months ended March 31,
(in millions, per share in dollars)	2025	2024
Net sales
Services	$508.5	$524.8
Products	332.6	370.6
Total revenues (Note 12)	841.1	895.4
Cost of sales
Services	391.3	408.7
Products	247.4	278.1
Total cost of sales	638.7	686.8
Gross profit	202.4	208.6
Selling and administrative expense	151.8	161.6
Research, development and engineering expense	22.7	24.2
Other operating income	(1.7)	(1.0)
Total costs and expenses	172.8	184.8
Operating profit	29.6	23.8
Other income (expense)
Interest income	1.5	4.2
Interest expense	(21.5)	(43.6)
Foreign exchange gain (loss), net	(18.5)	0.4
Miscellaneous gain, net	1.5	1.0
Loss before taxes	(7.4)	(14.2)
Income tax benefit (Note 3)	(2.2)	(3.1)
Equity in loss of unconsolidated subsidiaries, net	(2.3)	(2.9)
Net loss	(7.5)	(14.0)
Net income attributable to noncontrolling interests	0.8	0.6
Net loss attributable to Diebold Nixdorf	$(8.3)	$(14.6)

Basic and diluted weighted-average shares outstanding	37.6	37.6

Net loss attributable to Diebold Nixdorf
Basic and diluted loss per share	$(0.22)	$(0.39)
See accompanying notes to condensed consolidated financial statements.

STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)	Three months ended March 31,
(in millions)	2025	2024
Net income (loss)	$(7.5)	$(14.0)
Other comprehensive income (loss), net of tax
Translation adjustment	69.8	(43.0)
Pension and other post-retirement benefits
Net actuarial gain (loss) amortized (net of tax of $(0.3) and $(2.1), respectively)	(0.6)	5.0
Other	(0.3)	—
Other comprehensive income (loss), net of tax	68.9	(38.0)
Comprehensive income (loss)	61.4	(52.0)
Less: Comprehensive income attributable to noncontrolling interests	0.6	0.6
Comprehensive income (loss) attributable to Diebold Nixdorf	$60.8	$(52.6)

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY	Three months ended March 31,
(in millions)	2025	2024
Beginning balance	$0.4	$0.4
Share-based compensation issued	—	—
Common stock	$0.4	$0.4
Beginning balance	$(117.9)	$7.6
Other comprehensive income (loss)	69.1	(38.0)
Accumulated other comprehensive loss	$(48.8)	$(30.4)
Beginning balance	$1,048.4	$1,038.7
Share-based compensation	3.0	1.9
Paid-in-capital	$1,051.4	$1,040.6
Beginning balance	$(1.1)	$17.1
Net loss attributable to the Company	(8.3)	(14.6)
Retained earnings (deficit)	$(9.4)	$2.5
Beginning balance	$—	$—
Purchases	(9.6)	—
Treasury shares	$(9.6)	$—
Diebold Nixdorf Shareholders' equity	984.0	1,013.1
Beginning balance	$8.4	$15.4
Net earnings attributable to noncontrolling interests	0.8	0.6
Other comprehensive loss attributable to noncontrolling interests	(0.2)	—
Distributions to non-controlling interest holders, net	(2.0)	(3.4)
Noncontrolling interests	7.0	12.6
Total equity balance at March 31	$991.0	$1,025.7
See accompanying notes to condensed consolidated financial statements.

STATEMENT OF CASH FLOWS (UNAUDITED)	Three months ended March 31,
(in millions)	2025	2024
Net loss	$(7.5)	$(14.0)
Adjustments to reconcile net loss to cash flow provided (used) by operating activities:
Depreciation and amortization	12.4	9.1
Amortization of fair valued assets	21.5	24.2
Amortization of deferred financing costs into interest expense	1.5	0.4
Share-based compensation	3.0	1.9
Debt prepayment costs - Exit Facility	—	2.0
Deferred income taxes	(2.0)	(2.2)
Loss on foreign currency translation	17.3	(1.8)
Other	(1.4)	(1.1)
Changes in certain assets and liabilities:
Trade receivables	0.4	49.1
Inventories	(4.8)	(56.1)
Accounts payable	(23.5)	16.1
Deferred revenue	55.2	10.9
Sales tax and net value added tax	(11.5)	(35.0)
Income taxes	(8.1)	(11.9)
Accrued salaries, wages and commissions	(26.0)	(11.5)
Restructuring accrual (Note 7)	4.2	19.3
Certain other assets and liabilities	(15.0)	(22.9)
Net cash provided (used) by operating activities	15.7	(23.5)
Capital expenditures	(7.9)	(6.7)
Capitalized software development	(1.7)	(6.2)
Proceeds from maturities of investments	80.5	75.5
Payments for purchases of investments	(70.9)	(81.5)
Proceeds from sale of assets	—	0.9
Net cash used by investing activities	—	(18.0)
Dividends paid to noncontrolling interest shareholder	(2.0)	—
Debt prepayment costs	—	(2.0)
Borrowings - revolving credit facility	—	200.0
Repayments - revolving credit facility	—	(150.0)
Debt issuance costs	—	(4.6)
Repayment of exit facility	—	(200.0)
Treasury share activity	(9.6)	—
Other	(1.2)	(1.4)
Net cash used by financing activities	(12.8)	(158.0)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6.0	(4.7)
Change in cash, cash equivalents and restricted cash	8.9	(204.2)
Cash, cash equivalents and restricted cash at the beginning of the period	311.3	592.3
Cash, cash equivalents and restricted cash at the end of the period	$320.2	$388.1
Cash paid for: Income taxes	$6.7	$11.4
Cash paid for: Interest	$21.4	$40.1
See accompanying notes to condensed consolidated financial statements.

Note 1: Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Diebold Nixdorf, Incorporated and its subsidiaries (collectively, the Company) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (U.S. GAAP); however, such information reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The Company has reclassified the presentation of certain prior-year information to conform to the current presentation.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In addition, some of the Company’s statements in this Quarterly Report on Form 10-Q may involve risks and uncertainties that could significantly impact expected future results. The results for interim periods are not necessarily indicative of results for the entire year.

Note 2: Earnings (Loss) Per Share. The following table represents amounts used in computing earnings (loss) per share and the effect on the weighted-average number of shares of potential dilutive common stock:

	Three months ended March 31,
	2025	2024
Earnings (loss) used in basic and diluted loss per share
Net loss	$(7.5)	$(14.0)
Net income attributable to noncontrolling interests	0.8	0.6
Net loss attributable to Diebold Nixdorf	$(8.3)	$(14.6)

Weighted-average number of common shares used in basic and diluted loss per share(1)	37.6	37.6
Net loss attributable to Diebold Nixdorf
Basic and diluted loss per share	$(0.22)	$(0.39)
(1)0.3 and a nominal amount of dilutive shares for the three months ended March 31, 2025 and 2024, respectively, are excluded from the shares used in the computation of diluted loss per share due to the net loss position. Shares of 0.5 and 1.1 for the three months ended March 31, 2025 and 2024, respectively, are excluded from the computation of diluted loss per share because the effects are anti-dilutive, irrespective to the net loss position.

Note 3: Income Taxes.

	Three months ended March 31,
	2025	2024
Income Tax Benefit	$(2.2)	$(3.1)
Effective Tax Rate	29.7%	21.8%

The effective tax rate on the loss from continuing operations was 29.7 percent and 21.8 percent for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate differed compared to the U.S. federal statutory rate due to expected jurisdictional mix of earnings, U.S. tax on foreign income and other expected permanent tax differences relative to pretax earnings, and discrete tax expenses.

Note 4: Inventories. Major classes of inventories are summarized as follows:

	March 31, 2025	December 31, 2024
Raw materials and work in process	$175.9	$170.3
Finished goods	194.6	183.9
Total product inventories	370.5	354.2
Service parts	182.5	173.9
Total inventories	$553.0	$528.1

Note 5: Goodwill and Other Intangible Assets. The excess of the Company’s reorganization value over the fair value of identified tangible and intangible assets as of the August 11, 2023, the effective date of the Company's 2023 restructuring proceedings is reported separately on the Company’s Condensed Consolidated Statement of Financial Position as goodwill. In accordance with the Company's accounting policy, goodwill and intangibles are tested for impairment annually during the fourth quarter or earlier if a triggering event is identified. The changes in the carrying amount of goodwill for the three months ended March 31, 2025:

	Banking	Retail	Total
Goodwill, balance at January 1, 2025	$448.4	$138.0	$586.4
Currency translation adjustment	13.3	4.2	17.5
Goodwill, balance at March 31, 2025	$461.7	$142.2	$603.9

The following summarizes information on Intangible assets by major category:

		March 31, 2025			December 31, 2024
	Weighted-average remaining useful lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	15.9 years	$541.8	$(50.5)	$491.3	$523.8	$(41.1)	$482.7

Trademarks and trade names	17.0 years	117.3	(10.3)	107.0	114.5	(8.5)	106.0
Capitalized software development	3.1 years	43.0	(8.8)	34.2	46.9	(6.1)	40.8
Technology know-how and development costs non-software	4.6 years	190.8	(50.3)	140.5	186.2	(41.3)	144.9
Other intangibles	< 1.0 year	49.9	(38.9)	11.0	38.3	(34.1)	4.2
Other intangible assets, net		401.0	(108.3)	292.7	385.9	(90.0)	295.9
Total		$942.8	$(158.8)	$784.0	$909.7	$(131.1)	$778.6

The Company's total amortization expense, excluding that related to deferred financing costs, was $25.4 and 26.4 for the three months ended March 31, 2025 and 2024, respectively.

Note 6: Product Warranties. The Company provides its customers a standard manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts. Changes in the Company’s warranty liability balance are illustrated in the following table:

	2025	2024
Beginning balance as of January 1	$22.5	$28.0
Current period accruals	4.2	13.9
Current period settlements	(6.5)	(9.9)
Currency translation adjustment	0.6	(0.9)
Ending balance as of March 31	$20.8	$31.1

Note 7: Restructuring. During the fourth quarter of 2023, the Company introduced its continuous improvement initiative, noting that the Company is focused on consistently innovating its solutions to support a better transaction experience for consumers at bank and retail locations while simultaneously streamlining cost structures and business processes through the integration of hardware, software and services. The total expense expected to be incurred in relation to the continuous improvement initiative is $140, which includes $43 and $12 related to our Banking and Retail segments, respectively. The most significant expense for the quarter ended March 31, 2025 primarily relate to transitioning personnel and consultant fees in relation to the improvement process. Total restructuring charges for the quarter ended March 31, 2025 for the Banking and Retail segments were $3.4 and $7.1, respectively. The following tables summarizes the impact of the Company’s restructuring charges on the Consolidated Statements of Earnings (Loss):

	Three months ended March 31,
	2025	2024
Cost of sales – services	$10.5	$16.3
Cost of sales – products	0.3	0.7
Selling and administrative expense	6.8	16.7
Research, development and engineering expense	2.4	3.0
Total	$20.0	$36.7

The following table summarizes the Company’s severance accrual balance and related activity:

	2025	2024
Beginning balance as of January 1	$15.9	$10.3
Severance accrual	15.2	22.8
Payout/Settlement	(11.0)	(3.4)
Other	0.1	(0.1)
Ending balance as of March 31	$20.2	$29.6

Note 8: Debt. Outstanding debt balances were as follows:

	March 31, 2025	December 31, 2024
Notes payable – current	$0.3	$0.2

2030 Senior Secured Notes	$950.0	$950.0
Other	15.7	15.8
Long-term debt	$965.7	$965.8
Long-term deferred financing fees	(37.0)	(38.5)
Total outstanding debt	$929.0	$927.5

2024 Refinancing Activities- Senior Secured Notes Due 2030 (the 2030 Senior Secured Notes). On December 18, 2024, the Company issued $950.0 in aggregate principal amount 7.75% Senior Secured Notes due 2030 to qualified institutional buyers in a private placement exempt from the registration requirements of the Securities Act of 1933. The 2030 Senior Secured Notes were issued at par.

New Revolving Credit Facility. On December 18, 2024, the Company entered into a new credit agreement (the New Credit Agreement) for a $310.0 revolving credit facility maturing on December 18, 2029 (the Revolving Credit Facility). As of March 31, 2025, no amounts were outstanding under the Revolving Credit Facility.

December 2024 Refinancing. On December 18, 2024, the Company borrowed $70.0 under the Revolving Credit Facility. Proceeds from borrowings under the Revolving Credit Facility, along with proceeds from the issuance of the 2030 Senior Secured Notes and cash on hand were used to (i) to repurchase all of the term loans under the Exit Facility (as defined below), (ii) repay all of the borrowings outstanding under the prior revolving credit facility, and (iii) pay all related premiums, fees, and expenses (collectively, the December 2024 Refinancing).

The December 2024 Refinancing was accounted for as a partial modification, partial extinguishment and new debt issuance at the syndicated lender level. The Company has accounted for $136.6 of the loan principal under the Exit Facility as an extinguishment of debt and $478.8 of the loan principal under the 2030 Senior Secured Notes as issuance of new debt. The remaining loan principal on the Exit Facility was treated as a loan modification. As a result, the Company recorded a loss on the extinguishment of debt in the amount of $7.1. This amount is comprised of the write-off of prior unamortized costs related to the prior revolving credit facility, third-party costs expensed for modified lenders, and penalty fees and lender fees for extinguished lenders of the Exit Facility.

In connection with the December 2024 Refinancing, the Company capitalized $32.2 of lender and third-party costs related to the 2030 Senior Secured Notes, including $0.7 of prior unamortized costs related to the Exit Facility.

The Company incurred $3.9 in lender and third-party fees related to the Revolving Credit Facility. Based on the results of the revolver capacity test performed, the Company capitalized $3.6 of these issuance costs and continued to defer $2.9 of prior unamortized costs from the prior revolving credit facility.

Exit Credit Agreement. On the August 11, 2023, the effective date of the Company's 2023 restructuring proceedings, the Company, as borrower, entered into a credit agreement (the Exit Credit Agreement) governing its $1,250.0 senior secured term loan credit facility (the Exit Facility).

Upon emergence from the 2023 restructuring proceedings, the Company’s then existing $1,250.0 debtor-in-possession term loan credit facility was terminated and the loans outstanding under that facility were converted into loans outstanding under the Exit Facility (the Conversion), and the liens and guarantees, including all guarantees and liens granted by certain subsidiaries of the Company that are organized in the United States and in certain foreign jurisdictions, granted under the prior debtor-in-possession facility were automatically terminated and released. In connection with the Conversion, the entire $1,250.0 under the Exit Facility was deemed drawn on August 11, 2023.

In February 2024, the Company prepaid $200.0 of term loans under the Exit Credit Agreement.

Below is a summary of financing information:

Financing Facilities	Interest Rate Index and Margin	Maturity/Termination Dates	Initial Term (Years)
2030 Senior Secured Notes	7.75%	March 2030	5.25
New Revolving Credit Facility(i)	SOFR + 2.75%-3.50%	December 2029	5
(i)SOFR with a floor of 0.0%

The Company had various international zero interest bearing short-term lines of credit with borrowing limits aggregating to $20.4 and $16.8 as of March 31, 2025 and December 31, 2024. The remaining amount available under the short term uncommitted lines for March 31, 2025 is $19.4. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of March 31, 2025 was 3.90 percent. There were no outstanding borrowings on the short term lines of credit as of December 31, 2024. Short-term lines mature in less than one year and are used to support working capital.

Note 9: Accumulated Other Comprehensive Income (Loss). The following table summarizes the changes in the Company’s Accumulated Other Comprehensive Income (AOCI), net of tax, by component for the three months ended March 31, 2025 and 2024:

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	Three months ended March 31,
(in millions)	2025	2024
Beginning balance	$(111.6)	$14.2
Other comprehensive income (loss) before reclassifications(1)	70.0	(43.0)
Currency translation adjustments AOCI	$(41.6)	$(28.8)
Beginning balance	$(0.1)	$(0.1)
Other comprehensive income (loss) before reclassifications	—	—
Foreign currency hedges AOCI	$(0.1)	$(0.1)
Beginning balance	$(0.1)	$—
Other comprehensive income (loss) before reclassifications	—	—
Interest rate hedges AOCI	$(0.1)	$—
Beginning balance	$(5.7)	$(6.1)
Amounts reclassified from AOCI(2)	(0.6)	5.0
Pension and other post-retirement benefits	$(6.3)	$(1.1)
Beginning balance	$(0.4)	$(0.4)
Other comprehensive income (loss) before reclassifications	(0.3)	—
Other	$(0.7)	$(0.4)
AOCI at March 31	$(48.8)	$(30.4)
(1) Other comprehensive income (loss) before reclassifications within the translation component excludes $0.2 and a nominal translation amount attributable to noncontrolling interests for the three months ended March 31, 2025 and 2024, respectively.
(2) The total reclassification from AOCI included pension and post-retirement net actuarial gain (loss) of $(0.6) and $5.0, net of tax, for the three months ended March 31, 2025 and 2024, respectively, which affected Miscellaneous, net on the Statement of Earnings (Loss).

Note 10: Fair Value of Assets and Liabilities. Assets and liabilities subject to fair value measurement by fair value level are recorded as follows:

		March 31, 2025			December 31, 2024
	Classification on Condensed Consolidated Statement of Financial Position		Fair Value Measurements Using			Fair Value Measurements Using
		Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets
Marketable securities	Short-term investments	$8.1	$8.1	$—	$16.9	$16.9	$—
Assets held in rabbi trusts	Securities and other investments	2.9	2.9	—	3.1	3.1	—
Total		$11.0	$11.0	$—	$20.0	$20.0	$—
Liabilities
Deferred compensation	Other liabilities	2.9	—	2.9	3.1	—	3.1
Total		$2.9	$—	$2.9	$3.1	$—	$3.1

The Company uses the end of period when determining the timing of transfers between levels. During the three months ended March 31, 2025 and 2024, there were no transfers between levels. Debt had a carrying value of $966.0 and fair value of $996.9 at March 31, 2025, and a carrying value of $966.0 and fair value of $987.4 at December 31, 2024. Refer to Note 8 for further details surrounding the Company's debt as of March 31, 2025 compared to December 31, 2024.

Note 11: Commitments and Contingencies. Indirect Tax Contingencies. At March 31, 2025, the Company was a party to several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the condensed consolidated financial statements would not be materially affected by the outcome of these indirect tax claims and/or proceedings or asserted claims.

Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated liabilities. The Company estimated the aggregate risk at March 31, 2025 to be up to $56.1 for its material indirect tax matters. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire.

Legal Contingencies. At March 31, 2025, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate were considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings or asserted claims. Refer to Note 21 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for information about previously reported legal contingencies for which there have been no material developments.

Bank Guarantees, Standby Letters of Credit, and Surety Bonds. At March 31, 2025, the maximum future contractual obligations relative to performance guarantees totaled $107.1, of which $23.8 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2024, the maximum future payment obligations relative to these various guarantees totaled $90.4, of which $21.9 represented standby letters of credit to insurance providers, and no associated liability was recorded.

Restricted Cash. The following table provides a reconciliation of Cash, cash equivalents and Short-term and Long-term restricted cash reporting within the Company's Condensed Consolidated Statement of Financial Position and in the Condensed Consolidated Statements of Cash Flows:

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$306.5	$296.2

Professional fee escrow	0.2	0.2
Bank collateral guarantees	6.4	8.0
Pension collateral guarantees	7.1	6.9
Restricted cash and cash equivalents	13.7	15.1
Total cash, cash equivalents, and restricted cash	$320.2	$311.3

The balance of restricted cash at March 31, 2025 primarily relates to requirements of the New Credit Agreement.

Note 12: Revenue Recognition. A performance obligation is a contractual promise to transfer a distinct good or service to the customer. A contract's transaction price is allocated to each distinct performance obligation and is recognized as revenue when (point in time) or as (over time) the performance obligation is satisfied. The following table represents the percentage of revenue recognized either at a point in time or over time:

	Three months ended March 31,
Timing of revenue recognition	2025	2024
Products transferred at a point in time	40%	41%
Products and services transferred over time	60%	59%
Net sales	100%	100%

Contract balances. The following table provides information about receivables and deferred revenue, which represent contract liabilities from contracts with customers:

Contract balance information	Trade receivables	Contract liabilities
Balance at December 31, 2024	$588.5	$320.7
Balance at March 31, 2025	$602.6	$385.0

There have been $1.7 and $4.2 of impairment losses recognized as bad debt related to receivables or contract assets arising from the Company's contracts with customers during the three months ended March 31, 2025 and 2024, respectively.

As of December 31, 2024, the Company had $320.7 of deferred revenue constituting the remaining performance obligations that are unsatisfied (or partially unsatisfied). During the three months ended March 31, 2025, the Company recognized revenue of $101.7 related to the Company's deferred revenue balance at December 31, 2024.

Transaction price allocated to the remaining performance obligations. As of March 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1,300. The Company generally expects to recognize revenue on the remaining performance obligations over the next twelve to eighteen months. The Company enters into service agreements with cancellable terms after a certain period without penalty. Unsatisfied obligations reflect only the obligation during the initial term.

Note 13: Segment Information. The Company's reportable segment information below directly aligns with how the Chief Executive Officer, who is also the CODM, regularly reviews results to make decisions, allocate resources, and assess performance. Revenue, costs, operating expenses and operating profit (loss), as disclosed herein, is consistent with the segment information used by the CODM and does not include corporate charges, asset impairment, restructuring and saving initiative charges, or other non-routine, unusual or infrequently occurring items, as the CODM does not regularly review and use such financial measures to make decisions, allocate resources and assess performance.

Segment revenue and cost of sales are from sales to external customers. Segment operating profit is defined as segment gross profit less expenses directly attributable to the segments. The Company does not allocate to its segments certain operating expenses which are managed at the headquarters level; that are not used in the management of the segments, not segment-specific, and impractical to allocate. Segment operating profit reconciles to consolidated loss before income taxes by deducting items that are not attributed to the segments and which are managed independently of segment results. Assets are not allocated to segments, and thus are not included in the assessment of segment performance, and consequently, we do not disclose total assets and depreciation and amortization expense by reportable operating segment.

The following tables present information regarding the Company’s segment performance and provide a reconciliation between segment operating profit and the consolidated Loss before taxes:

	Three months ended March 31,
	2025	2024
Banking	$629.5	$648.8
Retail	211.6	246.6
Total net sales by segment	$841.1	$895.4

Banking	468.1	483.6
Retail	159.8	186.6
Total segment cost of sales	$627.9	$670.2

Banking	161.5	165.2
Retail	51.7	60.0
Total segment gross profit	$213.2	$225.2

Banking	64.0	62.5
Retail	29.2	33.4
Total segment SG&A and other operating expenses	$93.2	$95.9

Banking	$97.6	$102.7
Retail	22.4	26.6
Total segment operating profit	$120.0	$129.3
Corporate charges not allocated to segments(1)	$(72.1)	$(62.9)
Restructuring and other saving initiative expenses(2)	(20.0)	(36.7)
Refinancing related costs(3)	—	(6.9)
Net non-routine income (expense)(4)	1.7	1.0
	(90.4)	(105.5)
Operating profit (loss)	29.6	23.8
Other income (expense)	(37.0)	(38.0)
Loss before taxes	$(7.4)	$(14.2)
(1)    Corporate charges not allocated to segments include headquarter-based costs associated primarily with human resources, finance, IT and legal that are not directly attributable to a particular segment and are separately assessed by the CODM for purposes of making decisions.
(2)    Refer to Note 7 for further information regarding restructurings. Consistent with the historical reportable segment structure, restructuring and saving initiative costs are not assigned to the segments, and are separately analyzed by the CODM.
(3)    Refinancing related costs are fees earned by our advisors that have been accounted for as period expense.
(4)    Net non-routine income (expense) consists of items that the Company has determined are non-routine in nature and not allocated to the reportable operating segments as they are not included in the measure used by the CODM to make decisions, allocate resources and assess performance.
The following table presents information regarding the Company’s segment net sales by service and product solution:

	Three months ended March 31,
	2025	2024
Services	$382.2	$386.6
Products	247.3	262.2
Total Banking	629.5	648.8

Services	126.3	138.2
Products	85.3	108.4
Total Retail	211.6	246.6

Total revenue	$841.1	$895.4

Quantitative and Qualitative Disclosures About Market Risk. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of market risk exposures. There have been no material changes in this information since December 31, 2024.

Controls and Procedures. This Quarterly Report on Form 10-Q includes the certifications of the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO) required by Rule 13a-14 of the Exchange Act of 1934. See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

Based on the performance of procedures by management, designed to ensure the reliability of financial reporting, management believes that the unaudited condensed consolidated financial statements fairly present, in all material respects, the Company's financial position, results of operations and cash flows as of the dates, and for the periods presented.

Disclosure Controls and Procedures. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO as appropriate, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company's management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that such disclosure controls and procedures were effective as of March 31, 2025.

Change in Internal Controls. During the quarter ended March 31, 2025, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II - Other Information
Legal Proceedings. For information regarding legal proceedings, please refer to Note 11 of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Risk Factors. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There has been no material change to this information since December 31, 2024.

Unregistered Sales of Equity Securities and Use of Proceeds. Information concerning the Company’s share repurchases made during the first quarter ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Purchased as Part of Publicly Announced Plans (1)	Maximum that May Yet Be Purchased Under the Plans (1)
March	184,961	$43.25	$8.0	$92.0
(1)The share repurchase program approved by our Board of Directors was announced on February 12, 2025. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans.

Defaults Upon Senior Securities. None.

Mine Safety Disclosures. Not applicable.

Exhibits.

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

DIEBOLD NIXDORF, INCORPORATED

Date:	May 7, 2025		/s/ Thomas S. Timko
		By:	Thomas S. Timko
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)