Form 10-Q
period 2025-06-30
DIEBOLD NIXDORF, Inc
filed 2025-08-06
CIK 28823

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☒    No  ☐
Number of shares of common stock outstanding as of July 31, 2025 was 36,633,544.

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

The factors that may affect our results include, among others:
•     the success of new products and services, including Branch Automation Solutions for banking, cash recycling technology, DN Series® EASY family of retail checkout solutions and Vynamic® Smart Vision technology;
•    ability to successfully execute on our digitally enabled hardware, services and software strategy;
•    ability to generate sufficient cash flows to service our indebtedness, fund our operations and make adequate capital investments;
•    the ultimate benefits of continuous improvement programs and other cost savings plans;
•    risks related to our international operations, including geopolitical instability and wars;
•     developments from recent and potential changes to trade policies by the U.S. or other countries, including tariffs;
•     the impact of the proliferation of payment options other than cash, which could result in a reduced need for cash in the marketplace and a resulting decline in the usage of ATMs;
•     the impact of increased energy, raw material and labor costs;
•     the impact of competitive pressures, including pricing and the introduction of new products and services by our competitors;
•     the impact of a cybersecurity incident or operational failure on our business;
•    challenges associated with the use of artificial intelligence in our business;
•     reliance on suppliers, subcontractors and availability of raw materials and other components;
•     reliance on third parties, including to provide security systems and systems integration as well as outsourced business processes and other financial services;
•    ability to attract, retain and motivate key employees;
•    the impact of additional tax expense or exposures;
•     the potential for additional pension liability or expense associated with low investment performance by our pension plan assets;
•    success in executing potential acquisitions, investments or partnerships and divestitures;
•     the impact of market and economic conditions, including the bankruptcies, restructuring or consolidations of financial institutions, which could reduce our customer base and/or adversely affect our customers' ability to make capital expenditures, as well as adversely impact the availability and cost of credit;
•     changes in political, economic or other factors such as currency exchange rates, inflation rates (including the impact of possible currency devaluations in countries experiencing high inflation rates), recessionary or expansive trends, disruption in energy supply, taxes and regulations and laws affecting the worldwide business in each of our operations;
•     ability to maintain effective internal controls;
•     the impact of regulatory and financial risks related to climate change;
•     the impact of an adverse determination that our services, products or manufacturing processes infringe the intellectual property rights of others, or our failure to enforce its intellectual property rights;
•     exposure to liabilities under the FCPA or other worldwide anti-bribery laws;
•     the effect of changes in law and regulations or the manner of enforcement in the United States and internationally and our ability to comply with applicable laws and regulations; and
•     other factors included in our filings with the Securities and Exchange Commission (the "SEC"), including our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Business Drivers. The Company has two operating segments: Banking and Retail. The business drivers of the Company's future performance include, but are not limited to:

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

Tariffs. As the Company operates in a highly dynamic tariff environment, it is focused on continuing to deliver our products and services to its customers. Given the global nature of the business, tariffs will result in additional cost for the Company and its suppliers. The Company is optimizing operations and leveraging existing programs and strategies to reduce the impact from tariffs. It is also taking measures to control cost and implementing pricing actions to primarily mitigate the remaining impact. Assuming the current tariff conditions of 55% on imports from China and 15% on imports from other countries remain in effect for 2025, the Company estimates a net impact of approximately $5.0 to $10.0. The Company has prioritized mitigating the impact on materials with the highest tariff exposure through sourcing of alternative parts, supplier negotiations, price adjustments and productivity improvements. The Company will continue to monitor tariff policies and its related mitigation strategies.

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

	Three months ended June 30,				Six months ended June 30,
Net Sales	2025	2024	% Change	% Change in CC (1)	2025	2024	% Change	% Change in CC (1)
Services	$407.4	$401.5	1.5	0.7	$789.5	$788.1	0.2	1.1
Products	271.8	305.9	(11.1)	(12.0)	519.1	568.1	(8.6)	(8.1)
Total Banking	679.2	707.4	(4.0)	(5.0)	1,308.6	1,356.2	(3.5)	(2.7)

Services	135.2	139.2	(2.9)	(7.7)	261.6	277.4	(5.7)	(7.2)
Products	100.8	93.1	8.3	3.2	186.1	201.5	(7.6)	(8.7)
Total Retail	236.0	232.3	1.6	(3.3)	447.7	478.9	(6.5)	(7.8)

Total net sales	$915.2	$939.7	(2.6)	(4.6)	$1,756.3	$1,835.1	(4.3)	(4.1)
(1) The Company calculates constant currency by translating the prior-year period results at the current year exchange rate. The Company calculates constant currency by translating the prior-year period results at the current year exchange rate.

Three months ended June 30, 2025 compared with three months ended June 30, 2024. Net sales decreased $24.5, or 2.6%, including a net favorable currency impact of $19.3 primarily related to the Brazilian real and the euro. After excluding the favorable currency impact, net sales decreased by $43.8. Banking net sales decreased $28.2 or 4.0%, including a net favorable currency impact of $7.5, related primarily to the euro. After excluding the favorable currency impact, net sales decreased $35.7, driven by lower ATM unit sales volume. Banking net sales represented 74.2% and 75.3% of total net sales for the three months ended June 30, 2025 and 2024, respectively. Retail net sales increased $3.7, including a net favorable currency impact of $11.9 primarily related to the euro. After excluding the favorable currency impact, net sales decreased $8.2 primarily due to market headwinds as a result of the current spend environment of retailers. Retail net sales represented 25.8% and 24.7% of total net sales for the three months ended June 30, 2025 and 2024, respectively.

Six months ended June 30, 2025 compared with six months ended June 30, 2024. Net sales decreased $78.8, or 4.3%, including a net unfavorable currency impact of $3.9 primarily related to the Brazilian real and the euro. After excluding the unfavorable currency impact, net sales decreased by $74.9. Banking net sales decreased $47.6 or 3.5%, including a net unfavorable currency impact of $10.8, related primarily to the Brazilian real. After excluding the unfavorable currency impact, and non-recurrence of a $9.7 tax recovery in Brazil, net sales decreased $27.1, driven by lower ATM unit sales volume. Banking net sales represented 74.5% and 73.9% of total net sales for the six months ended June 30, 2025 and 2024, respectively. Retail net sales decreased $31.2, including a net favorable currency impact of $6.8 primarily related to the euro. After excluding the favorable currency impact, net sales decreased $38.0 primarily due to market headwinds as a result of the current spend environment of retailers. Retail net sales represented 25.5% and 26.1% of total net sales for the six months ended June 30, 2025 and 2024, respectively.

	Three months ended June 30,			Six months ended June 30,
Gross Margin	2025	2024	% Change	2025	2024	% Change
Gross profit - services	$130.6	$142.7	(8.5)	$247.8	$258.8	(4.3)
Gross profit - products	103.4	100.5	2.9	188.6	193.0	(2.3)
Total gross profit	$234.0	$243.2	(3.8)	$436.4	$451.8	(3.4)
Gross margin - services	24.1%	26.4%		23.6%	24.3%
Gross margin - products	27.8%	25.2%		26.7%	25.1%
Total gross margin	25.6%	25.9%		24.8%	24.6%

Services gross margin decreased 230 and 70 basis points in the three and six months ended June 30, 2025, respectively, primarily due to restructuring, European service operational cost pressures and other cost associated with North America business expansion. Product gross margin increased 260 and 160 basis points in the three and six months ended June 30, 2025, respectively, primarily due to favorable geographic mix of ATM machines in the periods as well as pricing.

	Three months ended June 30,			Six months ended June 30,
Operating Expenses	2025	2024	% Change	2025	2024	% Change
Selling and administrative expense	$154.2	$152.2	1.3	$306.0	$313.8	(2.5)
Research, development and engineering expense	22.4	22.1	1.4	45.1	46.3	(2.6)
Other operating income (loss)	1.2	(1.8)	N/M	(0.5)	(2.8)	82.1
Total operating expenses	$177.8	$172.5	3.1	$350.6	$357.3	(1.9)
Percent of net sales	19.4%	18.4%		20.0%	19.5%

Selling and administrative expense increased $2.0 in the three months ended June 30, 2025 compared to the corresponding period in 2024 due to unfavorable currency impact and decreased $7.8 in the six months ended June 30, 2025 compared to the corresponding period in 2024 due to the result of lower spending related to refinancing activities and increased efficiency as a result of continuous improvement initiatives. Research and development costs reflect the Company's ongoing investment in hardware and software innovations and enhancements in service offerings.

	Three months ended June 30,			Six months ended June 30,
Other Income (Expense)	2025	2024	% Change	2025	2024	% Change
Interest income	$2.5	$3.0	(16.7)	$4.0	$7.2	(44.4)
Interest expense	(21.8)	(38.6)	43.5	(43.3)	(82.2)	47.3
Foreign exchange gain (loss), net	(22.2)	7.6	N/M	(40.7)	8.0	N/M
Miscellaneous gain, net	2.5	2.6	(3.8)	4.0	3.6	11.1
Other income (expense), net	$(39.0)	$(25.4)	(53.5)	$(76.0)	$(63.4)	(19.9)

Interest expense decreased $16.8 and $38.9 in the three and six months ended June 30, 2025, respectively, due to the refinancing of the Company's debt completed on December 18, 2024. Foreign exchange gain (loss), net includes realized gains and losses, primarily related to the unfavorable impact of a strengthening Brazilian real and euro against the U.S. dollar and a broader weakening of the U.S. dollar during the six months ended June 30, 2025.

	Three months ended June 30,			Six months ended June 30,
Net Income	2025	2024	% Change	2025	2024	% Change
Income tax expense	$4.8	$32.0	(85.0)	$2.6	$28.9	(91.0)
Net income	$12.7	$14.8	(14.2)	$5.3	$0.8	N/M
Effective tax rate	27.9%	70.6%		26.5%	92.9%

Changes in net income were a result of the fluctuations outlined in the previous sections. The change in net income is also impacted by a decrease in income tax expense for the three and six months ended June 30, 2025 compared with the prior year periods. The effective tax rate is significantly lower in 2025 primarily due to (i) improved interest expense deductibility in 2025, and (ii) non-recurring discrete tax expense in 2024 and non-recurring discrete tax benefit in 2025. Refer to Note 3 to our condensed consolidated financial statements for additional information regarding tax expense.

Liquidity and Capital Resources. On December 18, 2024, the Company issued $950.0 in aggregate principal amount of 7.75% Senior Secured Notes due 2030 (the 2030 Senior Secured Notes) to qualified institutional buyers in a private placement exempt from the registration requirements of the Securities Act of 1933. On December 18, 2024, the Company also entered into a new revolving credit facility agreement (the Revolving Credit Facility) with certain financial institutions for $310.0 maturing on December 18, 2029. Refer to Note 9 of the condensed consolidated financial statements for additional information.

Credit Ratings and Conditions. The cost and availability of debt financing is influenced by our credit ratings. Moody's Investors Service (Moody's) and Standard and Poor's Global Ratings (S&P) currently issue ratings on our short- and long-term debt. On November 9, 2023 S&P assigned a long-term rating "B" with a positive outlook. On December 10, 2024 Moody's revised our outlook from "B3" to "B2" with a stable outlook. Our ratings may be subject to a revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating

	Moody's	S&P
Outlook	Stable	Positive
Long-term	B2	B

We believe that cash from operations plus available borrowing capacity under our Revolving Credit Facility, our current cash balance, and short-term investments are adequate to support operating requirements, capital expenditures and any share repurchases for at least the next 12 months and the foreseeable future thereafter. As of June 30, 2025, we had no borrowings outstanding and $310.0 available under our revolving facility, used also to support $23.8 of issued and undrawn letters of credit. The Company's total cash and cash availability was as follows:

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$279.2	$296.2
Short-term investments	15.2	16.9
Revolving credit facility	310.0	310.0
Total cash and cash availability	$604.4	$623.1

The following table summarizes the results of the Company's Statement of Cash Flows:

	Six months ended June 30,
Summary of cash flows:	2025	2024
Net cash provided (used) by operating activities	$45.8	$(31.5)
Net cash used by investing activities	(32.8)	(15.8)
Net cash used by financing activities	(44.1)	(169.9)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	15.0	(15.0)
Change in cash, cash equivalents and restricted cash	$(16.1)	$(232.2)

Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments impact reported cash flows. Cash flows from operating activities during the six months ended June 30, 2025 were driven by cash provided by trade receivables and inventory and cash uses for accounts payable. The key drivers of these cash flows are timing of sales, collections, and vendor payments. Cash flows from operating activities during the six months ended June 30, 2024 were driven by uses for inventories as well as cash provided by trade receivables, accounts payable, and deferred revenue. The key drivers of these cash flows are timing of sales, collections, and vendor payments.

Investing Activities. Cash flows from investing activities during the six months ended June 30, 2025 and 2024 were driven by short term investments and other strategic business investments to enhance our solutions portfolio, capital expenditures, and internally developed software, partially offset by the sale of short term investments.

Financing Activities. Cash flows from financing activities during the six months ended June 30, 2025 were primarily driven by the Company's repurchase of common shares. Cash flows from financing activities during the six months ended June 30, 2024 primarily relate to the repayment of the Exit Facility (as defined below).

Share Repurchase. On February 12, 2025, we announced that our Board had approved a $100.0 share repurchase program for the purchase of our common stock. We commenced our share buyback on March 3, 2025. During the first quarter of 2025, the Company purchased 184,961 shares for $8.0 in aggregate. In the second quarter of 2025, the Company purchased 636,781 shares for $29.9 in the aggregate. As of June 30, 2025, there is $62.1 remaining under the share repurchase program. Under the share repurchase program, shares may be repurchased in the open market, or otherwise, including under accelerated share repurchase programs, or under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The specific timing, price, and size of purchases will depend on prevailing stock prices, general market and economic conditions, and other considerations. The program may be extended, suspended, or discontinued at any time without prior notice and does not obligate us to acquire any particular amount of common stock. Refer to Unregistered Sales of Equity Securities and Use of Proceeds in Part II of this Quarterly Report on Form 10-Q for more information.

Contractual and Other Material Cash Obligations. All contractual and other cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at June 30, 2025 compared to December 31, 2024. Please refer to the Contractual and Other Obligations in the MD&A of our Annual Report on Form 10-K for the year ended December 31, 2024 for further information.

Off-Balance Sheet Arrangements. Please refer to Note 12 of the condensed consolidated financial statements for additional information.

Critical Accounting Policies and Estimates. There have been no changes to our critical accounting policies during the six months ended June 30, 2025. Please refer to the Critical Accounting Policies and Estimates section within the MD&A and Note 1 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion on our accounting policies and critical accounting estimates.

STATEMENT OF FINANCIAL POSITION (UNAUDITED) (in millions, except share amounts)	June 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$279.2	$296.2
Restricted cash	16.0	15.1
Short-term investments	15.2	16.9
Trade receivables, net of allowances of $10.4 and $10.9, respectively	599.4	588.5
Inventories (Note 4)	574.0	528.1
Prepaid expenses	38.9	45.8
Current assets held for sale	6.0	9.6
Other current assets	207.8	167.7
Total current assets	1,736.5	1,667.9
Property, plant and equipment, net (Note 5)	266.8	246.2
Deferred income taxes	69.4	69.5
Goodwill (Note 6)	641.2	586.4
Customer relationships and other intangible assets, net (Note 6)	815.7	778.6
Other assets	210.3	194.9
Total assets	$3,739.9	$3,543.5
LIABILITIES
Accounts payable	431.3	460.2
Deferred revenue	346.7	320.7
Payroll and other benefits liabilities	164.6	173.2
Other current liabilities	331.1	312.2
Total current liabilities	1,273.7	1,266.3
Long-term debt (Note 9)	931.1	927.3
Pensions, post-retirement and other benefits	127.7	124.4
Deferred income taxes	185.3	176.8
Other liabilities	117.1	110.5
Total liabilities	2,634.9	2,605.3
EQUITY
Common stock (Note 10)	0.4	0.4
Paid-in-capital	1,054.7	1,048.4
Retained earnings (deficit)	2.8	(1.1)
Treasury shares, at cost (Note 10)	(39.7)	—
Accumulated other comprehensive income (loss) (Note 10)	79.0	(117.9)
Total Diebold Nixdorf shareholders' equity	1,097.2	929.8
Noncontrolling interests	7.8	8.4
Total equity	1,105.0	938.2
Total liabilities and equity	$3,739.9	$3,543.5

See accompanying notes to condensed consolidated financial statements.

STATEMENT OF EARNINGS (UNAUDITED)	Three months ended June 30,		Six months ended June 30,
(in millions, per share in dollars)	2025	2024	2025	2024
Net sales
Services	$542.6	$540.7	$1,051.1	$1,065.5
Products	372.6	399.0	705.2	769.6
Total revenues (Note 13)	915.2	939.7	1,756.3	1,835.1
Cost of sales
Services	412.0	398.0	803.3	806.7
Products	269.2	298.5	516.6	576.6
Total cost of sales	681.2	696.5	1,319.9	1,383.3
Gross profit	234.0	243.2	436.4	451.8
Selling and administrative expense	154.2	152.2	306.0	313.8
Research, development and engineering expense	22.4	22.1	45.1	46.3
Other operating income (loss)	1.2	(1.8)	(0.5)	(2.8)
Total costs and expenses	177.8	172.5	350.6	357.3
Operating profit	56.2	70.7	85.8	94.5
Other income (expense)
Interest income	2.5	3.0	4.0	7.2
Interest expense	(21.8)	(38.6)	(43.3)	(82.2)
Foreign exchange gain (loss), net	(22.2)	7.6	(40.7)	8.0
Miscellaneous gain, net	2.5	2.6	4.0	3.6
Income before taxes	17.2	45.3	9.8	31.1
Income tax expense (Note 3)	4.8	32.0	2.6	28.9
Equity in earnings (loss) of unconsolidated subsidiaries, net	0.3	1.5	(1.9)	(1.4)
Net income	12.7	14.8	5.3	0.8
Net income (loss) attributable to noncontrolling interests	0.5	(0.1)	1.4	0.5
Net income attributable to Diebold Nixdorf	$12.2	$14.9	$3.9	$0.3

Basic weighted-average shares outstanding	37.2	37.6	37.4	37.6
Diluted weighted-average shares outstanding	37.5	37.7	$37.7	37.6

Net income attributable to Diebold Nixdorf
Basic earnings per share	$0.33	$0.40	$0.10	$0.01
Diluted earnings per share	$0.33	$0.40	$0.10	$0.01
See accompanying notes to condensed consolidated financial statements.

STATEMENT OF CASH FLOWS (UNAUDITED)	Six months ended June 30,
(in millions)	2025	2024
Net income	$5.3	$0.8
Adjustments to reconcile net income to cash flow provided (used) by operating activities:
Depreciation and amortization	65.1	63.5
Amortization of deferred financing costs into interest expense	3.1	0.8
Share-based compensation	6.3	4.5
Debt prepayment costs - Exit Facility	—	2.0
Deferred income taxes	(8.8)	7.9
Loss (gain) on foreign currency translation	41.3	(10.5)
Other	0.1	(1.0)
Changes in certain assets and liabilities:
Trade receivables	33.4	51.6
Inventories	5.0	(66.3)
Accounts payable	(66.7)	(24.8)
Deferred revenue	1.6	(6.5)
Sales tax and net value added tax	(3.3)	(35.1)
Income taxes	(17.1)	(14.2)
Accrued salaries, wages and commissions	(20.5)	0.2
Restructuring accrual (Note 8)	3.7	6.4
Certain other assets and liabilities, net	(2.7)	(10.8)
Net cash provided (used) by operating activities	45.8	(31.5)
Capital expenditures	(15.9)	(8.4)
Capitalized software development	(11.1)	(12.6)
Proceeds from maturities of investments	144.5	158.7
Payments for purchases of investments	(152.1)	(154.7)
Change in certain other assets	1.8	1.2
Net cash used by investing activities	(32.8)	(15.8)
Dividends paid to noncontrolling interest shareholder	(2.0)	—
Debt prepayment costs	—	(2.0)
Borrowings - revolving credit facility	—	200.0
Repayments - revolving credit facility	—	(160.7)
Debt issuance costs	—	(4.6)
Repayment of exit facility	—	(200.0)
Treasury share activity	(39.7)	—
Other	(2.4)	(2.6)
Net cash used by financing activities	(44.1)	(169.9)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	15.0	(15.0)
Change in cash, cash equivalents and restricted cash	(16.1)	(232.2)
Cash, cash equivalents and restricted cash at the beginning of the period	311.3	592.3
Cash, cash equivalents and restricted cash at the end of the period	$295.2	$360.1
Cash paid for: Income taxes	$27.4	$32.6
Cash paid for: Interest	$21.7	$76.4
See accompanying notes to condensed consolidated financial statements.

STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Net income	$12.7	$14.8	$5.3	$0.8
Other comprehensive income (loss), net of tax
Translation adjustment	128.9	(35.4)	198.6	(78.4)
Foreign currency hedges (net of tax of $— , $(0.3), $— and $(0.3) , respectively)	—	(0.3)	—	(0.3)
Interest rate hedges, net income recognized in other comprehensive income (net of tax of $—, $—, $— and $—, respectively)	—	(0.3)	—	(0.3)
Pension and other post-retirement benefits net actuarial gain (loss) amortized, tax of $(1.3), $—, $(1.6) and $(2.1), respectively	(0.8)	1.9	(1.4)	6.9
Other	—	—	(0.3)	—
Other comprehensive income (loss), net of tax	128.1	(34.1)	196.9	(72.1)
Comprehensive income (loss)	140.8	(19.3)	202.2	(71.3)
Less: Comprehensive income (loss) attributable to noncontrolling interests	0.8	(0.3)	1.4	0.3
Comprehensive income (loss) attributable to Diebold Nixdorf	$140.0	$(19.0)	$200.8	$(71.6)

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Beginning balance	$0.4	$0.4	$0.4	$0.4
Share-based compensation issued	—	—	—	—
Common stock	$0.4	$0.4	$0.4	$0.4
Beginning balance	$(48.8)	$(30.4)	$(117.9)	$7.6
Other comprehensive income (loss)	127.8	(33.9)	196.9	(71.9)
Accumulated other comprehensive income (loss)	$79.0	$(64.3)	$79.0	$(64.3)
Beginning balance	$1,051.4	$1,040.6	$1,048.4	$1,038.7
Share-based compensation	3.3	2.6	6.3	4.5
Paid-in-capital	$1,054.7	$1,043.2	$1,054.7	$1,043.2
Beginning balance	$(9.4)	$2.5	$(1.1)	$17.1
Net income attributable to the Company	12.2	14.9	3.9	0.3
Retained earnings	$2.8	$17.4	$2.8	$17.4
Beginning balance	$(9.6)	$—	$—	$—
Purchases	(30.1)	—	(39.7)	—
Treasury shares	$(39.7)	$—	$(39.7)	$—
Diebold Nixdorf Shareholders' equity	1,097.2	996.7	1,097.2	996.7
Beginning balance	$7.0	$12.6	$8.4	$15.4
Net earnings (loss) attributable to noncontrolling interests	0.5	(0.1)	1.4	0.5
Noncontrolling interests other comprehensive income (loss)	0.3	(0.2)	—	(0.2)
Distributions to non-controlling interest holders, net	—	—	(2.0)	(3.4)
Noncontrolling interests	7.8	12.3	7.8	12.3
Total equity balance at June 30	$1,105.0	$1,009.0	$1,105.0	$1,009.0
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

Note 2: Earnings Per Share. The following table represents amounts used in computing earnings per share and the effect on the weighted-average number of shares of potential dilutive common stock:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Earnings used in basic and diluted earnings per share
Net income	$12.7	$14.8	$5.3	$0.8
Net income (loss) attributable to noncontrolling interests	0.5	(0.1)	1.4	0.5
Net income attributable to Diebold Nixdorf	$12.2	$14.9	$3.9	$0.3

Weighted-average common shares in basic loss per share	37.2	37.6	37.4	37.6
Effect of dilutive shares	0.3	0.1	0.3	—
Weighted-average number of shares used in diluted earnings per share	37.5	37.7	37.7	37.6

Net income attributable to Diebold Nixdorf
Basic earnings per share	$0.33	$0.40	$0.10	$0.01
Diluted earnings per share	$0.33	$0.40	$0.10	$0.01

Anti-dilutive shares
Anti-dilutive shares not used in calculating diluted weighted-average shares	0.1	1.0	0.2	1.2

Note 3: Income Taxes.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Income tax expense	$4.8	$32.0	$2.6	$28.9
Effective tax rate	27.9%	70.6%	26.5%	92.9%

The effective tax rate on the income from continuing operations was 27.9% and 26.5% for the three and six months ended June 30, 2025, respectively. The effective tax rate on the income from continuing operations was 70.6% and 92.9% for the three and six months ended June 30, 2024, respectively. For all periods noted, the effective tax rate differed compared to the U.S. federal statutory rate due to expected jurisdictional mix of earnings, U.S. tax on foreign income and other expected permanent tax differences relative to pretax earnings. Additionally, for the three months ended June 30, 2025, the Company recorded a net discrete tax benefit. The Company is in the process of analyzing the long-term tax impact of the legislation commonly referred to as the One Big Beautiful Bill Act, which was enacted on July 4, 2025.

Note 4: Inventories. Major classes of inventories are summarized as follows:

	June 30, 2025	December 31, 2024
Raw materials and work in process	$184.6	$170.3
Finished goods	196.5	183.9
Total product inventories	381.1	354.2
Service parts	192.9	173.9
Total inventories	$574.0	$528.1

Note 5: Property, Plant and Equipment and Operating Leases.

	June 30, 2025	December 31, 2024
Original cost	$198.3	$169.9
Less accumulated depreciation	(60.7)	(41.8)
Right-of-use operating lease assets	129.2	118.1
Property, plant and equipment, net	$266.8	$246.2

Depreciation expense. Depreciation expense was $9.2 and $5.2 for the three months ended June 30, 2025 and 2024, respectively, and $17.6 and $13.0 for the six months ended June 30, 2025 and 2024, respectively.

Operating lease liabilities. Our current operating lease liabilities, included in Other current liabilities in our Statement of Financial Position, were $48.7 and $43.3 as of June 30, 2025 and December 31, 2024, respectively. Our non-current operating lease liabilities, included in Other liabilities in our Statement of Financial Position, were $83.2 and $76.3 as of June 30, 2025 and December 31, 2024, respectively.

Note 6: Goodwill and Other Intangible Assets. Goodwill and intangibles are tested for impairment annually during the fourth quarter or earlier if a triggering event is identified. The changes in the carrying amount of goodwill for the six months ended June 30, 2025:

	Banking	Retail	Total
Goodwill, balance at January 1, 2025	$448.4	$138.0	$586.4
Currency translation adjustment	41.6	13.2	54.8
Goodwill, balance at June 30, 2025	490.0	151.2	641.2

The following summarizes information on Intangible assets by major category:

		June 30, 2025			December 31, 2024
	Weighted-average remaining useful lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	15.6 years	$578.0	$(62.4)	$515.6	$523.8	$(41.1)	$482.7
Trademarks and trade names	16.6 years	123.1	(12.5)	110.6	114.5	(8.5)	106.0
Capitalized software development	2.4 years	35.5	(12.0)	23.5	46.9	(6.1)	40.8
Technology know-how and development costs non-software	4.3 years	200.5	(61.2)	139.3	186.2	(41.3)	144.9
Other intangibles	< 1.0 year	67.2	(40.5)	26.7	38.3	(34.1)	4.2
Customer relationships and other intangible assets, net		$1,004.3	$(188.6)	$815.7	$909.7	$(131.1)	$778.6

The Company's total amortization expense, excluding that related to deferred financing costs, was $22.2 and $25.1 for the three months ended June 30, 2025 and 2024, respectively. The Company's total amortization expense, excluding that related to deferred financing costs, was $47.6 and $51.5 for the six months ended June 30, 2025 and 2024, respectively. Gross carrying amounts primarily increased by $83.3 for currency translation.

Note 7: Product Warranties. The Company provides its customers a standard manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts. Changes in the Company’s warranty liability balance are illustrated in the following table:

	2025	2024
Beginning balance as of January 1	$22.5	$28.0
Current period accruals	5.8	19.6
Current period settlements	(8.6)	(22.5)
Currency translation adjustment	1.9	(1.7)
Ending balance as of June 30	$21.6	$23.4

Note 8: Restructuring. During the fourth quarter of 2023, the Company introduced its continuous improvement initiative, which is focused on consistently innovating its solutions to support a better transaction experience for consumers at bank and retail locations while simultaneously streamlining cost structures and business processes through the integration of hardware, software and services. The total expense expected to be incurred in relation to the continuous improvement initiative is approximately $165, which includes $41 and $28 related to our Banking and Retail segments, respectively. As of June 30, 2025, the cumulative amount incurred in relation to the continuous improvement initiative was $142.4. The most significant expense for the six months ended June 30, 2025 primarily relate to transitioning personnel and consultant fees in relation to the improvement process. Total restructuring charges for the three months ended June 30, 2025 for the Banking and Retail segments were $5.2 and $3.4, respectively. Total restructuring charges for the six months ended June 30, 2025 for the Banking and Retail segments were $8.6 and $10.5, respectively. The following tables summarizes the impact of the Company’s restructuring charges on the Consolidated Statements of Earnings:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Cost of sales – services	$7.8	$(0.3)	$18.3	$16.0
Cost of sales – products	0.9	1.1	1.2	1.8
Selling and administrative expense	6.3	10.3	13.1	27.0
Research, development and engineering expense	0.2	(0.5)	2.6	2.5
Other operating income	1.1	—	1.1	—
Total	$16.3	$10.6	$36.3	$47.3

The following table summarizes the Company’s severance accrual balance and related activity:

	2025	2024
Beginning balance as of January 1	$15.9	$10.3
Severance accrual	30.6	22.8
Payout/Settlement	(26.9)	(16.4)
Other	0.6	(0.3)
Ending balance as of June 30	$20.2	$16.4

Note 9: Debt. Outstanding debt balances were as follows:

	June 30, 2025	December 31, 2024
2030 Senior Secured Notes	$950.0	$950.0
Other	16.5	15.8
Long-term debt	$966.5	$965.8
Long-term deferred financing fees	(35.4)	(38.5)
Total outstanding debt	$931.1	$927.3

2024 Refinancing Activities - Senior Secured Notes Due 2030 (the 2030 Senior Secured Notes). On December 18, 2024, the Company issued $950.0 in aggregate principal amount 7.75% Senior Secured Notes due 2030 to qualified institutional buyers in a private placement exempt from the registration requirements of the Securities Act of 1933. The 2030 Senior Secured Notes were issued at par.

New Revolving Credit Facility. On December 18, 2024, the Company entered into a new credit agreement (the New Credit Agreement) for a $310.0 revolving credit facility maturing on December 18, 2029 (the Revolving Credit Facility). As of June 30, 2025, no amounts were outstanding under the Revolving Credit Facility.

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
(i)SOFR with a floor of 0.0%

The Company had various international uncommitted and non-utilized short-term lines of credit with borrowing limits aggregating to $10.1 and $16.8 as of June 30, 2025 and December 31, 2024. There were no outstanding borrowings on the short term lines of credit as of June 30, 2025 or December 31, 2024. Short-term lines mature in less than one year and are used to support working capital.

Note 10: Shareholders' Equity. The following table summarizes the changes in the Company’s Accumulated Other Comprehensive Income (AOCI), net of tax, by component for the three and six months ended June 30, 2025 and 2024:

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Beginning balance	$(41.6)	$(28.8)	$(111.6)	$14.2
Other comprehensive income (loss) before reclassifications(1)	128.6	(35.2)	198.6	(78.2)
Currency translation adjustments AOCI	$87.0	$(64.0)	$87.0	$(64.0)
Beginning balance	$(0.1)	$(0.1)	$(0.1)	$(0.1)
Other comprehensive income (loss) before reclassifications	—	(0.3)	—	(0.3)
Foreign currency hedges AOCI	$(0.1)	$(0.4)	$(0.1)	$(0.4)
Beginning balance	$(0.1)	$—	$(0.1)	$—
Other comprehensive loss before reclassifications	—	(0.3)	—	(0.3)
Interest rate hedges AOCI	$(0.1)	$(0.3)	$(0.1)	$(0.3)
Beginning balance	$(6.3)	$(1.1)	$(5.7)	$(6.1)
Amounts reclassified from AOCI(2)	(0.8)	1.9	(1.4)	6.9
Pension and other post-retirement benefits	$(7.1)	$0.8	$(7.1)	$0.8
Beginning balance	$(0.7)	$(0.4)	$(0.4)	$(0.4)
Other comprehensive loss before reclassifications	—	—	(0.3)	—
Other	$(0.7)	$(0.4)	$(0.7)	$(0.4)
AOCI at June 30	$79.0	$(64.3)	$79.0	$(64.3)
(1) Other comprehensive income (loss) before reclassifications within the translation component excludes $(0.3), $0.2, $— and $0.2 translation amount attributable to noncontrolling interests for the three and six months ended June 30, 2025 and 2024, respectively.
(2) The total reclassification from AOCI included pension and post-retirement net actuarial gain (loss) of $(0.8), $1.9, $(1.4) and $6.9, net of tax, for the three and six months ended June 30, 2025 and 2024, respectively.

Common stock. The Company's authorized common stock includes 45,000,000 shares, with a par value of $0.01 per share. As of June 30, 2025, 37,715,053 shares were issued and 36,859,610 shares were outstanding. As of December 31, 2024, 37,576,678 shares were issued and 37,576,678 shares were outstanding. We repurchased 855,443 shares for a total of $39.7 during the six months ended June 30, 2025. The Company's share repurchase program does not obligate it to acquire any specific number of shares. Under this program shares may be purchased in the open market or otherwise, including under accelerated share repurchase programs or under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

Note 11: Financial Instruments. The following table provides information about assets and liabilities not carried at fair value and excludes asset and liabilities without readily determinable fair value.

		June 30, 2025		December 31, 2024
		Carrying amount (net)	Estimated fair value	Carrying amount (net)	Estimated fair value
Liabilities	Borrowings (Note 9)	$966.3	$1,023.3	$966.0	$987.4

Assets and liabilities that are reflected in the accompanying condensed consolidated financial statements at fair value are not included in the above disclosures; such items include short- and long-term investment and deferred compensation. Substantially all of these assets are considered to be Level 1 and substantially all of the Company's liabilities' fair value are considered Level 2.

Note 12: Commitments and Contingencies. Indirect Tax Contingencies. At June 30, 2025, the Company was a party to several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the condensed consolidated financial statements would not be materially affected by the outcome of these indirect tax claims and/or proceedings or asserted claims.

Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated liabilities. The Company estimated the aggregate risk at June 30, 2025 to be up to $56.1 for its material indirect tax matters. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire.

Legal Contingencies. At June 30, 2025, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate were considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings or asserted claims.

In addition to these normal course of business litigation matters, the Company was a party to the proceedings below.

Diebold Nixdorf Holding Germany GmbH, formerly Diebold Nixdorf Holding Germany Inc. & Co. KGaA (Diebold KGaA), was a party to two appraisal proceedings initiated by former minority shareholders of its former listed subsidiary, Diebold Nixdorf AG. These proceedings related to (i) the adequacy of the compensation payments offered under a Domination and Profit and Loss Transfer Agreement (DPLTA) between Diebold KGaA and the former Diebold Nixdorf AG that became effective in 2017, and (ii) the adequacy of the cash exit compensation offered in connection with the cash merger squeeze-out of the remaining minority shareholders of Diebold Nixdorf AG in 2019.

Both proceedings have now been resolved in favor of the Company. On June 5, 2025, and on July 7, 2025, respectively, the Higher Regional Court of Düsseldorf ruled for the Company in both the DPLTA and merger squeeze out proceedings and dismissed all appeals stemming from the prior decisions of the District Court of Dortmund, which had previously rejected the minority shareholders’ claims in both matters. The Higher Regional Court specifically confirmed the adequacy of the compensation payments offered under the DPLTA and in connection with the squeeze out. The Higher Regional Court has not permitted any further remedies and declared its decisions as binding. Accordingly, the Company considers these matters as closed.

Refer to Note 21 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for more information on these proceedings.

Bank Guarantees, Standby Letters of Credit, and Surety Bonds. At June 30, 2025, the maximum future contractual obligations relative to performance guarantees totaled $117.9, of which $23.8 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2024, the maximum future payment obligations relative to these various guarantees totaled $90.4, of which $21.9 represented standby letters of credit to insurance providers, and no associated liability was recorded.

Restricted Cash. The following table provides a reconciliation of Cash, cash equivalents and Short-term and Long-term restricted cash reporting within the Company's Condensed Consolidated Statement of Financial Position and in the Condensed Consolidated Statements of Cash Flows:

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$279.2	$296.2
Bank collateral guarantees	8.3	8.2
Pension collateral guarantees	7.7	6.9
Restricted cash and cash equivalents	16.0	15.1
Total cash, cash equivalents, and restricted cash	$295.2	$311.3

Note 13: Revenue Recognition. A performance obligation is a contractual promise to transfer a distinct good or service to the customer. A contract's transaction price is allocated to each distinct performance obligation and is recognized as revenue when (point in time) or as (over time) the performance obligation is satisfied. The following table represents the percentage of revenue recognized either at a point in time or over time:

	Six months ended June 30,
Timing of revenue recognition	2025	2024
Products transferred at a point in time	40%	42%
Products and services transferred over time	60%	58%
Net sales	100%	100%

Contract balances. The following table provides information about receivables and deferred revenue, which represent contract liabilities from contracts with customers:

Contract balance information	Trade receivables	Contract liabilities
Balance at December 31, 2024	$588.5	$320.7
Balance at June 30, 2025	$599.4	$346.7

There have been $8.6 and $9.7 of impairment losses recognized as bad debt related to receivables or contract assets arising from the Company's contracts with customers during the six months ended June 30, 2025 and 2024, respectively.

As of December 31, 2024, the Company had $320.7 of deferred revenue constituting the remaining performance obligations that are unsatisfied (or partially unsatisfied). During the six months ended June 30, 2025, the Company recognized revenue of $153.1 related to the Company's deferred revenue balance at December 31, 2024.

Transaction price allocated to the remaining performance obligations. As of June 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1,400. The Company generally expects to recognize revenue on the remaining performance obligations over the next twelve to eighteen months. The Company enters into service agreements with cancellable terms after a certain period without penalty. Unsatisfied obligations reflect only the obligation during the initial term.

Note 14: Segment Information. The Company's reportable segment information below directly aligns with how the Chief Executive Officer, who is also the the chief operating decision maker (CODM), regularly reviews results to make decisions, allocate resources, and assess performance. Revenue, costs, operating expenses and operating profit (loss), as disclosed herein, is consistent with the segment information used by the CODM and does not include corporate charges, asset impairment, restructuring and saving initiative charges, or other non-routine, unusual or infrequently occurring items, as the CODM does not regularly review and use such financial measures to make decisions, allocate resources and assess performance.

Segment revenue and cost of sales are from sales to external customers. Segment operating profit is defined as segment gross profit less expenses directly attributable to the segments. The Company does not allocate to its segments certain operating expenses which are managed at the headquarters level; that are not used in the management of the segments, not segment-specific, and impractical to allocate. Segment operating profit reconciles to consolidated income before income taxes by deducting items that are not attributed to the segments and which are managed independently of segment results. Assets are not allocated to segments, and thus are not included in the assessment of segment performance, and consequently, we do not disclose total assets and depreciation and amortization expense by reportable operating segment.

The following tables present information regarding the Company’s segment performance and provide a reconciliation between segment operating profit and the consolidated Income before taxes:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Banking	$679.2	$707.4	$1,308.6	$1,356.2
Retail	236.0	232.3	447.7	478.9
Total net sales by segment	$915.2	$939.7	$1,756.3	$1,835.1
Banking	492.5	565.1	960.3	1,081.4
Retail	180.0	130.3	340.1	284.2
Total segment cost of sales	$672.5	$695.4	$1,300.4	$1,365.6
Banking	186.7	142.3	348.3	274.8
Retail	56.0	102.0	107.6	194.7
Total segment gross profit	$242.7	$244.3	$455.9	$469.5
Banking	61.6	63.2	125.6	127.3
Retail	30.9	28.6	60.0	57.9
Total segment SG&A and other operating expenses	$92.5	$91.8	$185.6	$185.2
Banking	$125.1	$79.1	$222.7	$147.5
Retail	25.1	73.4	47.6	136.8
Total segment operating profit	$150.2	$152.5	$270.3	$284.3
Corporate charges not allocated to segments(1)	$(77.1)	$(62.9)	$(149.3)	$(132.9)
Restructuring and other saving initiative expenses(2)	(16.3)	10.6	(36.3)	(47.3)
Refinancing related costs(3)	—	(5.0)	—	(11.9)
Net non-routine income (expense)(4)	(0.6)	1.2	1.1	2.3
	(94.0)	(56.1)	(184.5)	(189.8)
Operating profit	56.2	70.7	85.8	94.5
Other expense, net	(39.0)	(25.4)	(76.0)	(63.4)
Income before taxes	$17.2	$45.3	$9.8	$31.1
(1)    Corporate charges not allocated to segments include headquarter-based costs associated primarily with human resources, finance, IT and legal that are not directly attributable to a particular segment and are separately assessed by the CODM for purposes of making decisions.
(2)    Refer to Note 8 for further information regarding restructurings. Consistent with the historical reportable segment structure, restructuring and saving initiative costs are not assigned to the segments, and are separately analyzed by the CODM.
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

The following table presents information regarding the Company’s segment net sales by service and product solution:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Services	$407.4	$401.5	$789.5	$788.1
Products	271.8	305.9	519.1	568.1
Total Banking	679.2	707.4	1,308.6	1,356.2
Services	135.2	139.2	261.6	277.4
Products	100.8	93.1	186.1	201.5
Total Retail	236.0	232.3	447.7	478.9
Total revenue	$915.2	$939.7	$1,756.3	$1,835.1

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

Disclosure Controls and Procedures. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO as appropriate, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, the Company's management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that such disclosure controls and procedures were effective as of June 30, 2025.

Change in Internal Controls. During the quarter ended June 30, 2025, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II - Other Information
Legal Proceedings. For information regarding legal proceedings, please refer to Note 12 of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Risk Factors. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There has been no material change to this information since December 31, 2024.

Unregistered Sales of Equity Securities and Use of Proceeds. Information concerning the Company’s share repurchases made during the second quarter ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Purchased as Part of Publicly Announced Plans (in millions) (1)	Maximum that May Yet Be Purchased Under the Plans (in millions)(1)
April	188,458	$40.76	$7.7	$84.3
May	213,426	$47.74	$10.2	$74.1
June	234,897	$51.08	$12.0	$62.1
	636,781	$46.91	$29.9
(1)The share repurchase program approved by our Board of Directors was announced on February 12, 2025. The Company may purchase shares from time to time in open market purchases or otherwise. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans.

Defaults Upon Senior Securities and Mine Safety Disclosures. Not applicable.

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
*Filed herewith; **Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD NIXDORF, INCORPORATED

Date:	August 6, 2025		/s/ Thomas S. Timko
		By:	Thomas S. Timko
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)