Form 10-Q
period 2025-09-30
DIEBOLD NIXDORF, Inc
filed 2025-11-05
CIK 28823

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☒    No  ☐
Number of shares of common stock outstanding as of October 31, 2025 was 35,867,156.

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
•    ability to generate sufficient cash flows to service our indebtedness, fund our operations, make adequate capital investments and repurchase our common shares;
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
•the amount and timing of any repurchases of our common shares; and
•    other factors included in our filings with the Securities and Exchange Commission (the "SEC"), including our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Tariffs. As the Company operates in a highly dynamic tariff environment, it is focused on continuing to deliver our products and services to its customers. Given the global nature of the business, tariffs will result in additional cost for the Company and its suppliers. The Company is optimizing operations and leveraging existing programs and strategies to reduce the impact from tariffs. It is also taking measures to control cost and implementing pricing actions to primarily mitigate the remaining impact. Assuming the current tariff conditions of 55% on imports from China and 15% on imports from other countries remain in effect for 2025, the Company continues to estimate a net impact of approximately $5.0 to $10.0. The Company has prioritized mitigating the impact on materials with the highest tariff exposure through sourcing of alternative parts, supplier negotiations, price adjustments and productivity improvements. The Company will continue to monitor tariff policies and its related mitigation strategies.

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

	Three months ended September 30,				Nine months ended September 30,
Net Sales	2025	2024	% Change	% Change in CC (1)	2025	2024	% Change	% Change in CC (1)
Services	$402.0	$400.5	0.4	(1.6)	$1,191.7	$1,188.6	0.3	0.2
Products	288.2	290.1	(0.7)	(3.3)	807.3	858.2	(5.9)	(6.3)
Total Banking	690.2	690.6	(0.1)	(2.1)	1,999.0	2,046.8	(2.3)	(2.5)

Services	142.2	141.2	0.7	(4.2)	403.6	418.6	(3.6)	(6.2)
Products	112.8	95.3	18.4	13.0	298.9	296.8	0.7	(1.6)
Total Retail	255.0	236.5	7.8	2.7	702.5	715.4	(1.8)	(4.3)

Total net sales	$945.2	$927.1	2.0	(0.9)	$2,701.5	$2,762.2	(2.2)	(3.0)
(1) The Company calculates constant currency by translating the prior-year period results at the current year exchange rate. The Company calculates constant currency by translating the prior-year period results at the current year exchange rate.

Three months ended September 30, 2025 compared with three months ended September 30, 2024. Net sales increased $18.1, or 2.0%, including a net favorable currency impact of $26.3 primarily related to the euro. After excluding the favorable currency impact, net sales decreased by $8.2. Banking net sales decreased $0.4 or 0.1%, including a net favorable currency impact of $14.5, related primarily to the euro. After excluding the favorable currency impact, net sales decreased $14.9, driven by lower ATM unit sales volume. Banking net sales represented 73.0% and 74.5% of total net sales for the three months ended September 30, 2025 and 2024, respectively. Retail net sales increased $18.5 or 7.8%, including a net favorable currency impact of $11.8 primarily related to the euro. After excluding the favorable currency impact, net sales increased $6.7 primarily due to increased Products net sales driven by stronger electronic point of sale business. Retail net sales represented 27.0% and 25.5% of total net sales for the three months ended September 30, 2025 and 2024, respectively.

Nine months ended September 30, 2025 compared with nine months ended September 30, 2024. Net sales decreased $60.7, or 2.2%, including a net favorable currency impact of $22.4 primarily related to the euro. After excluding the favorable currency impact, net sales decreased by $83.1. Banking net sales decreased $47.8 or 2.3%, including a net favorable currency impact of $3.7, related primarily to the euro. After excluding the favorable currency impact, net sales decreased $51.5, driven by lower ATM unit sales volume. Banking net sales represented 74.0% and 74.1% of total net sales for the nine months ended September 30, 2025 and 2024, respectively. Retail net sales decreased $12.9 or 1.8%, including a net favorable currency impact of $18.7 primarily related to the euro. After excluding the favorable currency impact, net sales decreased $31.6 primarily due to first-half market headwinds related to Products that we expect to recover in the second-half of 2025. Retail net sales represented 26.0% and 25.9% of total net sales for the nine months ended September 30, 2025 and 2024, respectively.

	Three months ended September 30,			Nine months ended September 30,
Gross Margin	2025	2024	% Change	2025	2024	% Change
Gross profit - services	$135.8	$138.2	(1.7)	$383.5	$397.0	(3.4)
Gross profit - products	109.3	98.4	11.1	297.9	291.4	2.2
Total gross profit	$245.1	$236.6	3.6	$681.4	$688.4	(1.0)
Gross margin - services	25.0%	25.5%		24.0%	24.7%
Gross margin - products	27.3%	25.5%		26.9%	25.2%
Total gross margin	25.9%	25.5%		25.2%	24.9%

Services gross margin decreased 50 and 70 basis points in the three and nine months ended September 30, 2025, respectively, primarily due to operational cost pressures and other investments associated with North America business expansion and continuous improvement. Product gross margin increased 180 and 170 basis points in the three and nine months ended September 30, 2025, respectively, primarily due to favorable geographic mix of ATM machines in the periods as well as improved pricing.

	Three months ended September 30,			Nine months ended September 30,
Operating Expenses	2025	2024	% Change	2025	2024	% Change
Selling and administrative expense	$150.9	$164.6	(8.3)	$456.9	$478.4	(4.5)
Research, development and engineering expense	20.3	23.4	(13.2)	65.3	69.7	(6.3)
Other operating income (loss)	0.1	2.2	(95.5)	(0.4)	(0.6)	33.3
Total operating expenses	$171.3	$190.2	(9.9)	$521.8	$547.5	(4.7)
Percent of net sales	18.1%	20.5%		19.3%	19.8%

Selling and administrative expense decreased $13.7, or 8.3%, and $21.5 or 4.5%, in the three and nine months ended September 30, 2025, respectively, compared to the corresponding periods in 2024 primarily due to lower spending related to refinancing activities and lower transformation costs related to continuous improvement initiatives. Research and development costs reflect the Company's ongoing investment in hardware and software innovations and enhancements in service offerings.

	Three months ended September 30,			Nine months ended September 30,
Other Income (Expense)	2025	2024	% Change	2025	2024	% Change
Interest income	$2.1	$2.9	(27.6)	$6.1	$10.1	(39.6)
Interest expense	(21.8)	(38.4)	43.2	(65.1)	(120.6)	46.0
Foreign exchange gain (loss), net	(0.8)	(2.9)	72.4	(41.5)	5.1	N/M
Miscellaneous gain (loss), net	(0.9)	1.7	N/M	3.2	5.3	(39.6)
Other income (expense), net	$(21.4)	$(36.7)	41.7	$(97.3)	$(100.1)	2.8

Interest expense decreased $16.6, or 43.2%, and $55.5, or 46.0%, in the three and nine months ended September 30, 2025, respectively, due to the refinancing of the Company's debt completed on December 18, 2024. Foreign exchange gain (loss), net includes realized gains and losses, primarily related to the unfavorable impact of a strengthening Brazilian real against the U.S. dollar and a broader weakening of the U.S. dollar, mitigated by the Company's derivative instruments during the three and nine months ended September 30, 2025. Refer to Note 11 to our condensed consolidated financial statements for additional information regarding derivative instruments not designated as hedges.

	Three months ended September 30,			Nine months ended September 30,
Net Income	2025	2024	% Change	2025	2024	% Change
Income tax expense	$9.6	$29.9	(67.9)	$12.2	$58.8	(79.3)
Net income (loss)	$41.7	$(21.7)	N/M	$47.0	$(20.9)	N/M
Effective tax rate	18.3%	308.2%		19.6%	144.1%

Changes in net income were a result of the fluctuations outlined in the previous sections. The change in net income is also impacted by a decrease in income tax expense for the three and nine months ended September 30, 2025 compared with the prior year periods. The effective tax rate is significantly lower in 2025 primarily due to (i) improved interest expense deductibility in 2025 and (ii) non-recurring discrete tax expense in 2024 and non-recurring discrete tax benefit in 2025. Refer to Note 3 to our condensed consolidated financial statements for additional information regarding tax expense.

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

Credit Ratings and Conditions. The cost and availability of debt financing is influenced by our credit ratings. Moody's Investors Service (Moody's) and Standard and Poor's Global Ratings (S&P) currently issue ratings on our short- and long-term debt. On December 10, 2024, Moody's revised our rating from "B3" to "B2" with a stable outlook. On September 18, 2025, S&P raised our issuer rating to "B+" from "B" and assigned a stable outlook. Our ratings may be subject to a revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

	Moody's	S&P
Outlook	Stable	Stable
Long-term	B2	B+

We believe that cash from operations plus available borrowing capacity under our Revolving Credit Facility, our current cash balance, and short-term investments are adequate to support operating requirements, capital expenditures and any share repurchases for at least the next 12 months and the foreseeable future thereafter. As of September 30, 2025 and December 31, 2024, we had no borrowings outstanding under the $310.0 Revolving Credit Facility, $24.3 and $21.9, respectively, of outstanding letters of credit and available borrowing capacity of $285.7 and 288.1, respectively.

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$246.1	$296.2
Short-term investments	17.4	16.9
Revolving credit facility	310.0	310.0
Total	$573.5	$623.1

The following table summarizes the results of the Company's Statement of Cash Flows:

	Nine months ended September 30,
Summary of cash flows:	2025	2024
Net cash provided (used) by operating activities	$83.2	$(47.0)
Net cash used by investing activities	(59.0)	(28.2)
Net cash used by financing activities	(88.2)	(174.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	15.3	(8.2)
Change in cash, cash equivalents and restricted cash	$(48.7)	$(257.9)

Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments impact reported cash flows. Cash flows from operating activities during the nine months ended September 30, 2025 were driven by cash provided by trade receivables and cash uses for inventories, accounts payable, and deferred revenue. The key drivers of these cash flows are increased collections and supplier payments. Cash flows from operating activities during the nine months ended September 30, 2024 were driven by cash provided by trade receivables and cash uses from inventories, accounts payable, and deferred revenue. The key drivers of these cash flows are timing of sales, collections, and vendor payments.

Investing Activities. Cash flows used by investing activities during the nine months ended September 30, 2025 and 2024 were driven by short term investments, $18.4 of investments in multi-vendor capabilities and premium service offering in North America and other strategic business investments to enhance our solutions portfolio, capital expenditures, and internally developed software, partially offset by the sale of short term investments.

Financing Activities. Cash flows used by financing activities during the nine months ended September 30, 2025 were primarily driven by the Company's repurchase of common shares. Cash flows from financing activities during the nine months ended September 30, 2024 primarily relate to the repayment of the Exit Facility (as defined below).

Share Repurchase. On February 12, 2025, we announced that our Board had approved a $100.0 share repurchase program for the purchase of our common stock. During the first quarter of 2025, the Company purchased 184,961 shares for $8.0 in aggregate. In the second quarter of 2025, the Company purchased 636,781 shares for $29.9 in the aggregate. In the third quarter of 2025, the Company purchased 667,401 shares for $39.5 in the aggregate. As of September 30, 2025, there was $22.6 remaining under the share repurchase program. Subsequently, we repurchased the remaining $22.6 in the fourth quarter of 2025. On November 5, 2025, we announced that our Board had approved a new $200.0 share repurchase program for the purchase of our common stock. Under the share repurchase program, shares may be repurchased in the open market, or otherwise, including under accelerated share repurchase programs, or under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (Exchange Act). The specific timing, price, and size of purchases will depend on prevailing stock prices, general market and economic conditions, and other considerations. The program may be extended, suspended, or discontinued at any time without prior notice and does not obligate us to acquire any particular amount of common stock. Refer to Unregistered Sales of Equity Securities and Use of Proceeds in Part II of this Quarterly Report on Form 10-Q for more information.

Contractual and Other Material Cash Obligations. All contractual and other cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at September 30, 2025 compared to December 31, 2024. Please refer to the Contractual and Other Obligations in the MD&A of our Annual Report on Form 10-K for the year ended December 31, 2024 for further information.

Off-Balance Sheet Arrangements. Please refer to Note 12 of the condensed consolidated financial statements for additional information.

Critical Accounting Policies and Estimates. There have been no changes to our critical accounting policies during the nine months ended September 30, 2025. Please refer to the Critical Accounting Policies and Estimates section within the MD&A and Note 1 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion on our accounting policies and critical accounting estimates.

STATEMENT OF FINANCIAL POSITION (UNAUDITED) (in millions, except share amounts)	September 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$246.1	$296.2
Restricted cash	16.5	15.1
Short-term investments	17.4	16.9
Trade receivables, net of allowances of $10.6 and $10.9, respectively	580.1	588.5
Inventories (Note 4)	599.7	528.1
Prepaid expenses	40.4	45.8
Current assets held for sale	5.5	9.6
Other current assets	216.0	167.7
Total current assets	1,721.7	1,667.9
Property, plant and equipment, net (Note 5)	267.5	246.2
Deferred income taxes	71.0	69.5
Goodwill (Note 6)	642.1	586.4
Customer relationships and other intangible assets, net (Note 6)	808.1	778.6
Other assets	213.4	194.9
Total assets	$3,723.8	$3,543.5
LIABILITIES
Accounts payable	461.7	460.2
Deferred revenue	300.6	320.7
Payroll and other benefits liabilities	168.7	173.2
Other current liabilities	332.4	312.2
Total current liabilities	1,263.4	1,266.3
Long-term debt (Note 9)	934.0	927.3
Pensions, post-retirement and other benefits	127.9	124.4
Deferred income taxes	161.3	176.8
Other liabilities	124.8	110.5
Total liabilities	2,611.4	2,605.3
EQUITY
Common stock (Note 10)	0.4	0.4
Paid-in-capital	1,057.7	1,048.4
Retained earnings (deficit)	43.9	(1.1)
Treasury shares, at cost (Note 10)	(79.6)	—
Accumulated other comprehensive income (loss) (Note 10)	84.8	(117.9)
Total Diebold Nixdorf shareholders' equity	1,107.2	929.8
Noncontrolling interests	5.2	8.4
Total equity	1,112.4	938.2
Total liabilities and equity	$3,723.8	$3,543.5

See accompanying notes to condensed consolidated financial statements.

STATEMENT OF EARNINGS (UNAUDITED)	Three months ended September 30,		Nine months ended September 30,
(in millions, per share in dollars)	2025	2024	2025	2024
Net sales
Services	$544.2	$541.7	$1,595.3	$1,607.2
Products	401.0	385.4	1,106.2	1,155.0
Total revenues (Note 13)	945.2	927.1	2,701.5	2,762.2
Cost of sales
Services	408.4	403.5	1,211.8	1,210.2
Products	291.7	287.0	808.3	863.6
Total cost of sales	700.1	690.5	2,020.1	2,073.8
Gross profit	245.1	236.6	681.4	688.4
Selling and administrative expense	150.9	164.6	456.9	478.4
Research, development and engineering expense	20.3	23.4	65.3	69.7
Other operating income (loss)	0.1	2.2	(0.4)	(0.6)
Total costs and expenses	171.3	190.2	521.8	547.5
Operating profit	73.8	46.4	159.6	140.9
Other income (expense)
Interest income	2.1	2.9	6.1	10.1
Interest expense	(21.8)	(38.4)	(65.1)	(120.6)
Foreign exchange gain (loss), net	(0.8)	(2.9)	(41.5)	5.1
Miscellaneous gain (loss), net	(0.9)	1.7	3.2	5.3
Income before taxes	52.4	9.7	62.3	40.8
Income tax expense (Note 3)	9.6	29.9	12.2	58.8
Equity in loss of unconsolidated subsidiaries, net	(1.1)	(1.5)	(3.1)	(2.9)
Net income (loss)	41.7	(21.7)	47.0	(20.9)
Net income attributable to noncontrolling interests	0.6	0.7	2.0	1.2
Net income (loss) attributable to Diebold Nixdorf	$41.1	$(22.4)	$45.0	$(22.1)

Basic weighted-average shares outstanding	36.5	37.6	37.1	37.6
Diluted weighted-average shares outstanding	37.0	37.6	37.5	37.6

Net income (loss) attributable to Diebold Nixdorf
Basic earnings (loss) per share	$1.13	$(0.60)	$1.21	$(0.59)
Diluted earnings (loss) per share	$1.11	$(0.60)	$1.20	$(0.59)
See accompanying notes to condensed consolidated financial statements.

STATEMENT OF CASH FLOWS (UNAUDITED)	Nine months ended September 30,
(in millions)	2025	2024
Net income (loss)	$47.0	$(20.9)
Adjustments to reconcile net income (loss) to cash flow provided (used) by operating activities:
Depreciation and amortization	96.8	94.1
Amortization of deferred financing costs into interest expense	4.7	1.3
Share-based compensation	9.3	7.4
Deferred income taxes	(31.5)	2.0
Loss on foreign currency translation	42.3	0.2
Other	0.4	1.6
Changes in certain assets and liabilities:
Trade receivables	54.0	55.5
Inventories	(13.2)	(56.7)
Accounts payable	(37.0)	(51.1)
Deferred revenue	(45.7)	(51.2)
Sales tax and net value added tax	(11.6)	(37.4)
Accrued salaries, wages and commissions	(17.3)	12.1
Certain other assets and liabilities	(15.0)	(3.9)
Net cash provided (used) by operating activities	83.2	(47.0)
Capital expenditures	(22.6)	(12.2)
Capitalized software development	(17.3)	(18.2)
Proceeds from maturities of investments	223.1	214.1
Payments for purchases of investments	(223.1)	(213.2)
Payments for acquisitions and other strategic business investments	(18.4)	—
Other investments	(0.7)	1.3
Net cash used by investing activities	(59.0)	(28.2)
Dividends paid to noncontrolling interest shareholder	(4.9)	(3.2)
Revolving Credit Facility borrowings, net	—	38.7
Repayment of exit facility	—	(200.0)
Treasury share activity	(79.6)	—
Other	(3.7)	(10.0)
Net cash used by financing activities	(88.2)	(174.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	15.3	(8.2)
Change in cash, cash equivalents and restricted cash	(48.7)	(257.9)
Cash, cash equivalents and restricted cash at the beginning of the period	311.3	592.3
Cash, cash equivalents and restricted cash at the end of the period	$262.6	$334.4
Cash paid for: Income taxes	$35.9	$40.1
Cash paid for: Interest	$58.8	$112.8
See accompanying notes to condensed consolidated financial statements.

STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Net income (loss)	$41.7	$(21.7)	$47.0	$(20.9)
Other comprehensive income (loss), net of tax
Translation adjustment	9.6	81.0	208.2	2.6
Foreign currency hedges (net of tax of $1.7 , $—, $1.7 and $(0.3) , respectively)	(5.1)	(0.1)	(5.1)	(0.4)
Interest rate hedges, net income recognized in other comprehensive income (net of tax)	—	(0.1)	—	(0.4)
Pension and other post-retirement benefits net actuarial gain (loss) amortized, tax of $1.5, $6.8, $(0.1) and $4.6, respectively	1.0	8.1	(0.4)	15.0
Other	—	—	(0.3)	—
Other comprehensive income, net of tax	5.5	88.9	202.4	16.8
Comprehensive income (loss)	47.2	67.2	249.4	(4.1)
Less: Comprehensive income attributable to noncontrolling interests	0.3	0.6	1.7	0.9
Comprehensive income (loss) attributable to Diebold Nixdorf	$46.9	$66.6	$247.7	$(5.0)

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Beginning balance	$0.4	$0.4	$0.4	$0.4
Share-based compensation issued	—	—	—	—
Common stock	$0.4	$0.4	$0.4	$0.4
Beginning balance	$79.0	$(64.3)	$(117.9)	$7.6
Other comprehensive income	5.8	89.0	202.7	17.1
Accumulated other comprehensive income	$84.8	$24.7	$84.8	$24.7
Beginning balance	$1,054.7	$1,043.2	$1,048.4	$1,038.7
Share-based compensation	3.0	2.9	9.3	7.4
Paid-in-capital	$1,057.7	$1,046.1	$1,057.7	$1,046.1
Beginning balance	$2.8	$17.4	$(1.1)	$17.1
Net income (loss) attributable to the Company	41.1	(22.4)	45.0	(22.1)
Retained earnings	$43.9	$(5.0)	$43.9	$(5.0)
Beginning balance	$(39.7)	$—	$—	$—
Purchases	(39.9)	—	(79.6)	—
Treasury shares	$(79.6)	$—	$(79.6)	$—
Diebold Nixdorf Shareholders' equity	1,107.2	1,066.2	1,107.2	1,066.2
Beginning balance	$7.8	$12.3	$8.4	$15.4
Net earnings attributable to noncontrolling interests	0.6	0.7	2.0	1.2
Noncontrolling interests other comprehensive loss	(0.3)	(0.1)	(0.3)	(0.3)
Distributions to non-controlling interest holders, net	(2.9)	(3.2)	(4.9)	(6.6)
Noncontrolling interests	5.2	9.7	5.2	9.7
Total equity balance at September 30	$1,112.4	$1,075.9	$1,112.4	$1,075.9
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

Note 2: Earnings Per Share. The following table represents amounts used in computing earnings per share and the effect on the weighted-average number of shares of potential dilutive common stock:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Earnings used in basic and diluted earnings per share
Net income (loss)	$41.7	$(21.7)	$47.0	$(20.9)
Net income attributable to noncontrolling interests	0.6	0.7	2.0	1.2
Net income (loss) attributable to Diebold Nixdorf	$41.1	$(22.4)	$45.0	$(22.1)

Weighted-average common shares in basic earnings (loss) per share	36.5	37.6	37.1	37.6
Effect of dilutive shares(1)	0.5	—	0.4	—
Weighted-average number of shares used in diluted earnings (loss) per share	37.0	37.6	37.5	37.6

Net income (loss) attributable to Diebold Nixdorf
Basic earnings (loss) per share	$1.13	$(0.60)	$1.21	$(0.59)
Diluted (loss) earnings per share	$1.11	$(0.60)	$1.20	$(0.59)

Anti-dilutive shares
Anti-dilutive shares not used in calculating diluted weighted-average shares	—	0.6	0.2	1.1
(1)Shares of 0.2 and 0.1 for the three and nine months ended September 30, 2024, respectively, are excluded from the computation of diluted loss per share because the effects are anti-dilutive, due to the net loss position.

Note 3: Income Taxes.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Income tax expense	$9.6	$29.9	$12.2	$58.8
Effective tax rate	18.3%	308.2%	19.6%	144.1%

The effective tax rate on the income from continuing operations was 18.3% and 19.6% for the three and nine months ended September 30, 2025, respectively. The effective tax rate on the income from continuing operations was 308.2% and 144.1% for the three and nine months ended September 30, 2024, respectively. For all periods noted, the effective tax rate differed compared to the U.S. federal statutory rate due to expected jurisdictional mix of earnings, U.S. tax on foreign income and other expected permanent tax differences relative to pretax earnings. Additionally, for the three months ended September 30, 2025, the Company recorded a net discrete tax benefit primarily in connection with remeasurement of deferred taxes to reflect enacted tax rate changes in foreign jurisdictions, which included $19.1 in Germany. The Company has included the impact of the One Big Beautiful Bill Act (OBBBA), which was enacted July 4, 2025, in its income tax provision for the three and nine months ended September 30, 2025. The enactment of OBBBA did not have a material effect on the Company's consolidated financial statements.

Note 4: Inventories. Major classes of inventories are summarized as follows:

	September 30, 2025	December 31, 2024
Raw materials and work in process	$168.0	$170.3
Finished goods	231.5	183.9
Total product inventories	399.5	354.2
Service parts	200.2	173.9
Total inventories	$599.7	$528.1

Note 5: Property, Plant and Equipment and Operating Leases.

	September 30, 2025	December 31, 2024
Cost	$205.4	$169.9
Less accumulated depreciation	(68.9)	(41.8)
Right-of-use operating lease assets	131.0	118.1
Property, plant and equipment, net	$267.5	$246.2

Depreciation expense. Depreciation expense was $8.6 and $7.5 for the three months ended September 30, 2025 and 2024, respectively, and $26.1 and $20.5 for the nine months ended September 30, 2025 and 2024, respectively.

Operating lease liabilities. Our current operating lease liabilities, included in Other current liabilities in our Statement of Financial Position, were $48.8 and $43.3 as of September 30, 2025 and December 31, 2024, respectively. Our non-current operating lease liabilities, included in Other liabilities in our Statement of Financial Position, were $84.6 and $76.3 as of September 30, 2025 and December 31, 2024, respectively.

Note 6: Goodwill and Other Intangible Assets. Goodwill and intangibles are tested for impairment annually during the fourth quarter or earlier if a triggering event is identified. The changes in the carrying amount of goodwill for the nine months ended September 30, 2025:

	Banking	Retail	Total
Goodwill, balance at January 1, 2025	$448.4	$138.0	$586.4
Currency translation adjustment	42.3	13.4	55.7
Goodwill, balance at September 30, 2025	490.7	151.4	642.1

The following summarizes information on Intangible assets by major category:

		September 30, 2025			December 31, 2024
	Weighted-average remaining useful lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	15.5 years	$585.2	$(71.0)	$514.2	$523.8	$(41.1)	$482.7
Trademarks and trade names	16.3 years	123.3	(14.3)	109.0	114.5	(8.5)	106.0
Capitalized software development	2.5 years	39.4	(14.6)	24.8	46.9	(6.1)	40.8
Technology know-how and development costs non-software	4.0 years	200.7	(69.7)	131.0	186.2	(41.3)	144.9
Other intangibles	< 1.0 year	69.3	(40.2)	29.1	38.3	(34.1)	4.2
Customer relationships and other intangible assets, net		$1,017.9	$(209.8)	$808.1	$909.7	$(131.1)	$778.6

The Company's total amortization expense, excluding that related to deferred financing costs, was $23.1 and $23.0 for the three months ended September 30, 2025 and 2024, respectively. The Company's total amortization expense, excluding that related to deferred financing costs, was $70.7 and $74.5 for the nine months ended September 30, 2025 and 2024, respectively. The primary driver of the change in gross carrying amount was due to an increase for currency translation of $84.8 and software development costs of $17.3.

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

	2025	2024
Beginning balance as of January 1	$22.5	$28.0
Current period accruals	7.2	36.2
Current period settlements	(10.1)	(40.0)
Currency translation adjustment	3.1	(0.2)
Ending balance as of September 30	$22.7	$24.0

Note 8: Restructuring. During the fourth quarter of 2023, the Company introduced its continuous improvement initiative, which is focused on consistently innovating its solutions to support a better transaction experience for consumers at bank and retail locations while simultaneously streamlining cost structures and business processes through the integration of hardware, software and services. The total expense expected to be incurred in relation to the continuous improvement initiative is approximately $205, which includes $31 and $25 related to our Banking and Retail segments, respectively. As of September 30, 2025, the cumulative amount incurred in relation to the continuous improvement initiative was $155.0. The most significant expenses for the nine months ended September 30, 2025 primarily relates to headcount reduction and redefining the organization structure in relation to the improvement process. Total restructuring charges for the three months ended September 30, 2025 for the Banking and Retail segments were $0.8 and $2.0, respectively. Total restructuring charges for the nine months ended September 30, 2025 for the Banking and Retail segments were $9.9 and $12.4, respectively. Total restructuring charges also includes corporate charges that are not allocated to the segments. The following tables summarizes the impact of the Company’s restructuring charges on the Consolidated Statements of Earnings:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Cost of sales – services	$2.3	$3.8	$20.6	$19.8
Cost of sales – products	0.5	1.4	1.7	3.2
Selling and administrative expense	9.9	25.4	23.0	52.4
Research, development and engineering expense	(0.1)	0.5	2.5	3.0
Other operating income	—	0.7	1.1	0.7
Total	$12.6	$31.8	$48.9	$79.1

The following table summarizes the Company’s severance accrual balance and related activity:

	2025	2024
Beginning balance as of January 1	$15.9	$10.3
Severance accrual	35.4	27.2
Payout/Settlement	(34.4)	(22.8)
Other	0.6	0.1
Ending balance as of September 30	$17.5	$14.8

Note 9: Debt. Outstanding debt balances were as follows:

	September 30, 2025	December 31, 2024
2030 Senior Secured Notes	$950.0	$950.0
Other	17.8	15.8
Long-term debt	$967.8	$965.8
Long-term deferred financing fees	(33.8)	(38.5)
Total outstanding debt	$934.0	$927.3

2024 Refinancing Activities - Senior Secured Notes Due 2030 (the 2030 Senior Secured Notes). On December 18, 2024, the Company issued $950.0 in aggregate principal amount 7.75% Senior Secured Notes due 2030 to qualified institutional buyers in a private placement exempt from the registration requirements of the Securities Act of 1933. The 2030 Senior Secured Notes were issued at par.

New Revolving Credit Facility. On December 18, 2024, the Company entered into a new credit agreement (the New Credit Agreement) for a $310.0 revolving credit facility maturing on December 18, 2029 (the Revolving Credit Facility). As of September 30, 2025, no amounts were outstanding under the Revolving Credit Facility.

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
(i)SOFR with a floor of 0.0%

The Company had various international uncommitted and non-utilized short-term lines of credit with borrowing limits aggregating to $9.5 and $16.8 as of September 30, 2025 and December 31, 2024. There were no outstanding borrowings on the short term lines of credit as of September 30, 2025 or December 31, 2024. Short-term lines mature in less than one year and are used to support working capital.

Note 10: Shareholders' Equity. The following table summarizes the changes in the Company’s Accumulated Other Comprehensive Income (AOCI), net of tax, by component for the three and nine months ended September 30, 2025 and 2024:

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Beginning balance	$87.0	$(64.0)	$(111.6)	$14.2
Other comprehensive income before reclassifications(1)	9.9	81.1	208.5	2.9
Currency translation adjustments AOCI	$96.9	$17.1	$96.9	$17.1
Beginning balance	$(0.1)	$(0.4)	$(0.1)	$(0.1)
Other comprehensive loss before reclassifications	(5.1)	(0.1)	(5.1)	(0.4)
Foreign currency hedges AOCI	$(5.2)	$(0.5)	$(5.2)	$(0.5)
Beginning balance	$(0.1)	$(0.3)	$(0.1)	$—
Other comprehensive loss before reclassifications	—	(0.1)	—	(0.4)
Interest rate hedges AOCI	$(0.1)	$(0.4)	$(0.1)	$(0.4)
Beginning balance	$(7.1)	$0.8	$(5.7)	$(6.1)
Amounts reclassified from AOCI(2)	1.0	8.1	(0.4)	15.0
Pension and other post-retirement benefits	$(6.1)	$8.9	$(6.1)	$8.9
Beginning balance	$(0.7)	$(0.4)	$(0.4)	$(0.4)
Other comprehensive loss before reclassifications	—	—	(0.3)	—
Other	$(0.7)	$(0.4)	$(0.7)	$(0.4)
AOCI at September 30	$84.8	$24.7	$84.8	$24.7
(1) Other comprehensive income (loss) before reclassifications within the translation component excludes $0.3, $0.1, $0.3 and $0.3 translation amount attributable to noncontrolling interests for the three and nine months ended September 30, 2025 and 2024, respectively.

(2) The total reclassification from AOCI included pension and post-retirement net actuarial gain (loss) of $1.0, $8.1, $(0.4) and $15.0, net of tax, for the three and nine months ended September 30, 2025 and 2024, respectively.

Common stock. The Company's authorized common stock includes 45,000,000 shares, with a par value of $0.01 per share. As of September 30, 2025, 37,725,053 shares were issued and 36,202,209 shares were outstanding. As of December 31, 2024, 37,576,678 shares were issued and 37,576,678 shares were outstanding. We repurchased 1,522,844 shares for a total of $79.6 during the nine months ended September 30, 2025. The Company's share repurchase program does not obligate it to acquire any specific number of shares. Under this program shares may be purchased in the open market or otherwise, including under accelerated share repurchase programs or under plans complying with Rule 10b5-1 under the Exchange Act.

Note 11: Financial Instruments and Fair Value. The following table provides information about assets and liabilities not carried at fair value and excludes asset and liabilities without readily determinable fair value.

		September 30, 2025		December 31, 2024
		Carrying amount	Estimated fair value	Carrying amount (net)	Estimated fair value
Liabilities	Borrowings (Note 9)	$967.8	$1,021.2	$966.0	$987.4

Assets and liabilities that are reflected in the accompanying condensed consolidated financial statements at fair value are not included in the above disclosures; such items include short- and long-term investment, deferred compensation and derivative financial instruments. Substantially all of these assets are considered to be Level 1 and substantially all of the Company's liabilities' fair value are considered Level 2, with the exception of derivative instruments which are considered Level 2 for both assets and liabilities.

Derivatives and Hedging. The Company is exposed to various market risks such as changes in foreign currency rates. The Company uses derivatives to manage risks related to changes in foreign currency exchange rates arising from international trade, foreign currency monetary asset and liability balances and investments in foreign subsidiaries. The Company's policy requires that derivatives are used solely for managing risks and not for speculative purposes. The Company manages counterparty credit risk by limiting acceptable counterparties to major financial institutions with investment grade credit ratings, by limiting the amount of credit exposure to individual counterparties, and by actively monitoring counterparty credit ratings and the amount of individual credit exposure. We also employ master netting arrangements that limit the risk of counterparty non-payment on a particular settlement date to the net gain that would have otherwise been received from the counterparty. Although not completely eliminated, we do not consider the risk of counterparty default to be significant as a result of these protections.

Net Investment Hedges. The Company designates foreign currency forwards to hedge a portion of foreign investments in its EUR and BRL denominated operations. As of September 30, 2025, this included 16 EUR-USD and 9 BRL-USD foreign currency forward instruments. The Company uses the forward method to assess hedge effectiveness for its net investment hedges. Gains and losses on these instruments are initially recognized in our Statement of Other Comprehensive Income (Loss) and are reclassified out of AOCI into gain or loss on sale of investment when the hedged net investment is either sold or substantially liquidated. Cash flows from the net investment hedges are classified as Certain other assets and liabilities on the Statement of Cash Flows.

Non-Designated Hedges. The Company uses non-designated foreign exchange forward contracts with maturities of up to 12 months to mitigate the impact of currency fluctuations on foreign currency asset and liability balances. Forward-based gains/losses are classified as foreign exchange gain (loss), net on the Statement of Earnings. No foreign exchange forward contracts were utilized during 2024. Cash flows from the foreign exchange forward contracts are classified as Certain other assets and liabilities on the Statement of Cash Flows.

Fair Value of Derivatives. The following table presents the fair value of our derivative instruments and identifies the balance sheet line items in which these amounts are included. All fair values are presented on a gross basis, consistent with the Company's policy to not elect to net derivative assets and liabilities that are subject to master netting agreements:

	September 30, 2025
	Gross notional	Other current assets	Other current liabilities
Designated forward currency exchange contracts[1]	$366.1	$2.7	$(5.1)
Non-Designated forward exchange contracts[2]	$469.2	5.3	(3.9)
Net derivatives recognized in statement of financial position		$8.0	$(9.0)
1 Gains (losses) in our Other comprehensive Income (loss) driven by net investment hedges was $6.8 for the three and nine months ended September 30, 2025, respectively.
2 Gains (losses) in our Statement of Earnings (loss) driven by hedges of foreign exchange fluctuation was $5.5 for the three and nine months ended September 30, 2025, respectively. These amounts are offset by the remeasurement of the underlying exposure through foreign exchange gain or loss, net on the Statement of Earnings.

Note 12: Commitments and Contingencies. Indirect Tax Contingencies. At September 30, 2025, the Company was a party to several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the condensed consolidated financial statements would not be materially affected by the outcome of these indirect tax claims and/or proceedings or asserted claims.

Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated liabilities. The Company estimated the aggregate risk at September 30, 2025 to be up to $56.1 for its material indirect tax matters. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire.

Legal Contingencies. At September 30, 2025, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate were considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings or asserted claims.

Refer to Note 21 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and Note 12 of the condensed consolidated financial statements included in Company's Quarterly Report on Form 10-Q for the period ended June 30, 2025 for more information on legal proceedings.

Bank Guarantees, Standby Letters of Credit, and Surety Bonds. At September 30, 2025, the maximum future contractual obligations relative to performance guarantees totaled $122.0, of which $24.3 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2024, the maximum future payment obligations relative to these various guarantees totaled $90.4, of which $21.9 represented standby letters of credit to insurance providers, and no associated liability was recorded.

Restricted Cash. The following table provides a reconciliation of Cash, cash equivalents and Short-term and Long-term restricted cash reporting within the Company's Condensed Consolidated Statement of Financial Position and in the Condensed Consolidated Statements of Cash Flows:

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$246.1	$296.2
Bank collateral guarantees	8.8	8.2
Pension collateral guarantees	7.7	6.9
Restricted cash and cash equivalents	16.5	15.1
Total cash, cash equivalents, and restricted cash	$262.6	$311.3

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

	Nine months ended September 30,
Timing of revenue recognition	2025	2024
Products transferred at a point in time	41%	42%
Products and services transferred over time	59%	58%
Net sales	100%	100%

Contract balances. The following table provides information about receivables and deferred revenue, which represent contract liabilities from contracts with customers:

Contract balance information	Trade receivables	Contract liabilities
Balance at December 31, 2024	$588.5	$320.7
Balance at September 30, 2025	$580.1	$300.6

There have been $17.5 and $18.0 of impairment losses recognized as bad debt related to receivables or contract assets arising from the Company's contracts with customers during the nine months ended September 30, 2025 and 2024, respectively.

As of December 31, 2024, the Company had $320.7 of deferred revenue constituting the remaining performance obligations that are unsatisfied (or partially unsatisfied). During the nine months ended September 30, 2025, the Company recognized revenue of $202.9 related to the Company's deferred revenue balance at December 31, 2024.

Transaction price allocated to the remaining performance obligations. As of September 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1,400. The Company generally expects to recognize revenue on the remaining performance obligations over the next twelve to eighteen months. The Company enters into service agreements with cancellable terms after a certain period without penalty. Unsatisfied obligations reflect only the obligation during the initial term.

Note 14: Segment Information. The Company's reportable segment information below directly aligns with how the Chief Executive Officer, who is also chief operating decision maker (CODM), regularly reviews results to make decisions, allocate resources, and assess performance. Revenue, costs, operating expenses and operating profit (loss), as disclosed herein, is consistent with the segment information used by the CODM and does not include corporate charges, asset impairment, restructuring and saving initiative charges, or other non-routine, unusual or infrequently occurring items, as the CODM does not regularly review and use such financial measures to make decisions, allocate resources and assess performance.

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

The following tables present information regarding the Company’s segment performance and provide a reconciliation between segment operating profit and the consolidated Income before taxes:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Banking	$690.2	$690.6	$1,999.0	$2,046.8
Retail	255.0	236.5	702.5	715.4
Total net sales by segment	$945.2	$927.1	$2,701.5	$2,762.2
Banking	505.4	506.9	1,465.9	1,513.1
Retail	191.9	177.9	531.9	537.3
Total segment cost of sales	$697.3	$684.8	$1,997.8	$2,050.4
Banking	184.8	183.7	533.1	533.7
Retail	63.1	58.6	170.6	178.1
Total segment gross profit	$247.9	$242.3	$703.7	$711.8
Banking	62.0	61.5	188.0	188.8
Retail	30.8	27.2	90.8	85.1
Total segment SG&A and other operating expenses	$92.8	$88.7	$278.8	$273.9
Banking	$122.8	$122.2	$345.1	$344.9
Retail	32.3	31.4	79.8	93.0
Total segment operating profit	$155.1	$153.6	$424.9	$437.9
Corporate charges not allocated to segments(1)	$(68.4)	$(69.0)	$(217.2)	$(201.9)
Restructuring and other saving initiative expenses(2)	(12.6)	(31.8)	(48.9)	(79.1)
Refinancing related costs(3)	—	(2.1)	—	(14.0)
Net non-routine income (expense)(4)	(0.3)	(4.3)	0.8	(2.0)
	(81.3)	(107.2)	(265.3)	(297.0)
Operating profit	73.8	46.4	159.6	140.9
Other expense, net	(21.4)	(36.7)	(97.3)	(100.1)
Income before taxes	$52.4	$9.7	$62.3	$40.8
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

The following table presents information regarding the Company’s segment net sales by service and product solution:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Services	$402.0	$400.5	$1,191.7	$1,188.6
Products	288.2	290.1	807.3	858.2
Total Banking	690.2	690.6	1,999.0	2,046.8
Services	142.2	141.2	403.6	418.6
Products	112.8	95.3	298.9	296.8
Total Retail	255.0	236.5	702.5	715.4
Total revenue	$945.2	$927.1	$2,701.5	$2,762.2

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

Disclosure Controls and Procedures. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO as appropriate, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, the Company's management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that such disclosure controls and procedures were effective as of September 30, 2025.

Change in Internal Controls. During the quarter ended September 30, 2025, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II - Other Information
Legal Proceedings. For information regarding legal proceedings, please refer to Note 12 of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Risk Factors. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There has been no material change to this information since December 31, 2024.

Unregistered Sales of Equity Securities and Use of Proceeds. Information concerning the Company’s share repurchases made during the third quarter ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Purchased as Part of Publicly Announced Plans (in millions) (1)	Maximum that May Yet Be Purchased Under the Plans (in millions)(1)
July	226,066	$58.61	$13.3	$48.9
August	218,437	$60.08	$13.1	$35.8
September	222,898	$58.88	$13.1	$22.6
	667,401	$59.18	$39.5
(1)The $100.0 share repurchase program approved by our Board of Directors was announced on February 12, 2025. As of September 30, 2025, there was $22.6 remaining under the share repurchase program. Subsequently, we repurchased the remaining $22.6 in the fourth quarter of 2025. On November 5, 2025, we announced that our Board of Directors had approved a new $200.0 share repurchase program. The Company may purchase shares from time to time in open market purchases or otherwise. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans.

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

DIEBOLD NIXDORF, INCORPORATED

Date:	November 5, 2025		/s/ Thomas S. Timko
		By:	Thomas S. Timko
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)