Form 10-K
period 2025-12-31
DIEBOLD NIXDORF, Inc
filed 2026-02-12
CIK 28823

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2025 was $1,062,492,335.
The number of common shares outstanding as of January 30, 2026 was 35,173,038.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒ No  ☐

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Diebold Nixdorf, Incorporated's Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS DISCLOSURE. This annual report on Form 10-K may contain statements that are not historical information and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. These forward-looking statements include, but are not limited to, projections, statements regarding the Company's expected future performance (including expected results of operations), future financial condition, anticipated operating results, strategy plans, future liquidity and financial position.

Statements can generally be identified as forward looking because they include words such as "believes," "anticipates," "expects," "intends," "plans," "will," "estimates," "potential," "target," "predict," "project," "seek," and variations thereof or "could," "should" or words of similar meaning. Statements that describe the Company's future plans, objectives or goals are also forward-looking statements, which reflect the current views of the Company with respect to future events and are subject to assumptions, risks and uncertainties that could cause actual results to differ materially. Although the Company believes that these forward-looking statements are based upon reasonable assumptions regarding, among other things, the economy, its knowledge of its business, and key performance indicators that impact the Company, these forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed in or implied by the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The factors that may affect the Company's results include, among others:

•the success of new products and services, including Branch Automation Solutions for banking, cash recycling technology and Vynamic Smart Vision technology;
•    ability to successfully execute on our digitally enabled hardware, services and software strategy;
•    ability to generate sufficient cash flows to service our indebtedness, fund our operations, make adequate capital investments and return capital to stockholders, including through discretionary share repurchases;
•    the ultimate benefits of continuous improvement programs and other cost savings plans;
•the impact of competitive pressures, including pricing and the introduction of new products and services by our competitors, as well as from less traditional competitors;
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
•risks related to increasingly stringent laws, regulations and contractual obligations relating to privacy, data protection and information security;
•    challenges associated with the use of artificial intelligence in our business and in solutions offered to our customers;
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
•the impact of work stoppages or similar difficulties;
•    the impact of an adverse determination that our services, products or manufacturing processes infringe the intellectual property rights of others, or our failure to enforce its intellectual property rights;
•    exposure to liabilities under the Foreign Corrupt Practices Act (FCPA) or other worldwide anti-bribery laws;
•    the effect of changes in law and regulations or the manner of enforcement in the United States and internationally and our ability to comply with applicable laws and regulations;
•the amount and timing of any repurchases of our common shares; and
•other factors included in the Company's filings with the U.S. Securities and Exchange Commission (SEC).

Except to the extent required by applicable law or regulation, the Company undertakes no obligation to update these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements.

BUSINESS

GENERAL. Diebold Nixdorf, Incorporated (collectively with its subsidiaries, the Company) automates, digitizes and transforms the way people bank and shop. As a leading global technology and services partner to many of the world’s top financial institutions and retailers, our integrated solutions connect digital and physical channels for consumers conveniently, securely and efficiently. The Company has a presence in more than 100 countries with approximately 20,000 employees worldwide. Unless otherwise stated, U.S. dollar amounts within this annual report on Form 10-K are listed in millions.

Properties. The Company owns or leases and operates key manufacturing facilities and connected administrative spaces in North Canton, Ohio, Manaus, Brazil and Paderborn, Germany totaling approximately 2,700,000 square feet. The Company leases one building at the Paderborn, Germany site and owns the others. The North Canton, Ohio and Manaus, Brazil sites are leased by the Company. Our properties are utilized by both our Banking and Retail segments. The Company considers that its properties are generally in good condition, well maintained, and are suitable and adequate to carry on the Company’s business.

Strategy. The Company seeks to continually enhance the consumer journeys at bank and retail locations while simultaneously streamlining cost structures and business processes through the smart integration of hardware, software and services. The Company partners with other leading technology companies and regularly refines its research and development (R&D) spend to continually improve and tailor needed solutions that support a better transaction experience for consumers.

Strategic Priorities. The Company has established foundational priorities to support its business for the current environment and beyond. We are committed to a journey of continuous improvement, focusing on key elements to consistently deliver stakeholder value, driven by four elements: Grow the Business; Customer Centricity; Operational Excellence; and Make the Company a Great Place to Work.

These priorities have allowed us to focus our efforts on delivering innovative, industry-leading products while providing superior services to our diverse customer base.

Grow the Business. The Company is committed to driving sustainable growth by meeting or exceeding its targets for order entry, revenue, EBITDA, earnings per share and free cash flow. For the Banking segment, key growth initiatives are centered on enhancing Branch Automation Solutions and leveraging market-relevant, fit-for-purpose solutions for growth in India and other emerging markets. In the Retail business, priorities include growth through new customer wins, especially in the North America, and continued rollouts of Vynamic Smart Vision AI-enabled platform. These efforts are primarily supported by a focus on improving pricing discipline and achieving sustainable service margin expansion.
Customer Centricity. Delivering exceptional value to customers is a daily priority. This strategy emphasizes providing industry-leading service performance, growing the contract base and making it easier for customers to do business with the Company. The Company is also building a product- and platform-led technology model to ensure modularity, scalability and component reuse across industries. These initiatives are designed to increase customer satisfaction and continue to position the Company as a trusted partner.

Operational Excellence. Continuous improvement is at the heart of operational excellence. The Company is elevating its expertise in Lean principles, reducing financial close and forecast timelines, streamlining administrative functions and advancing supply chain and procurement capabilities. Completing key operational milestones and establishing a clear roadmap for technology-enabled initiatives are critical steps in this strategy. Developing artificial intelligence (AI) skills is also a key component to driving efficiency and innovation across the organization.

Make the Company a Great Place to Work. A safe, respectful and inclusive workplace is foundational to the Company’s success. The Company is dedicated to maintaining a safe work environment, cultivating a culture of respect and inclusion, and implementing meaningful actions to enhance employee engagement based on feedback. Protecting the organization against cyber and compliance incidents is also a key focus, ensuring that employees can thrive in a secure environment.

SERVICES AND PRODUCT SOLUTIONS. The Company offers a broad portfolio of solutions designed to automate, digitize and transform the way people bank and shop. As a result, the Company’s operating structure is focused on its two customer segments — Banking and Retail. Leveraging a broad portfolio of solutions, the Company offers customers the flexibility to purchase combinations of services, software and products that drive the most value to their business. The Company fields an integrated fleet to service solutions for both Banking and Retail customers, leveraging the Company’s global scale with local expertise to create efficiencies.

Banking. The Company provides integrated solutions for financial institutions of all sizes designed to help drive operational efficiencies, differentiate the consumer experience, grow revenue and manage risk. Nearly two-thirds of the world’s top 100 financial institutions rely on the Company’s solutions. Additionally, the Company’s global banking footprint spans all major geographic regions and is built on long-standing relationships, supported by hardware, software and services that modernize branch operations and elevate self-service experiences.

Services. Our Banking services provide integrated core operations supporting security and efficient cash management, with offerings including installation, maintenance, managed services, automation, and data intelligence via the AllConnect Data Engine.

Services is our largest revenue-generating area, covering product-related support, implementation and managed services — delivered remotely or onsite. The portfolio features contracted, preventive and on-demand maintenance, as well as comprehensive implementation solutions using global standards, single points of contact and local expertise. Managed services handle complete business processes and technology integration, with solutions for fleet and branch management, ATM as-a-service, cash cycle management, security and transaction oversight. We use data intelligence and AI to automate diagnostics, improve incident resolution and reduce maintenance risks. Our advisory team works with clients to enhance user experience, optimize operations, adjust staffing models and implement tech automation for branches and stores.

The Company’s new Branch Automation Solutions are designed to streamline and modernize the entire branch environment, integrating advanced self-service, cloud-native transaction processing, teller automation and cash management technologies. By automating routine transactions and optimizing branch workflows, these solutions enable financial institutions to enhance operational efficiency, reduce costs and deliver a seamless, differentiated customer experience.

Products. The Banking product portfolio includes ATMs, cash recyclers, dispensers, teller automation and advanced kiosks. As banks look to enhance self-service and reduce branch costs, we offer the DN Series—a suite of self-service solutions built on years of research and engineering that addresses diverse cash ecosystems and all branch transformation needs. These ATMs use Internet of Things (IoT) sensor technology and our cloud-based AllConnect Data Engine to boost performance and uptime through real-time data analysis and proactive issue resolution.

DN Series Cash Recyclers automate the cash management process by enabling our ATMs to dispense deposited cash, reducing replenishment time and cost, minimizing cash-in-transit trips, improving cash usability and usage transparency, and increasing customer satisfaction. Paired with teller automation, they create a closed-loop cash system at branches. The DN Teller Cash Recycler and Dual Tower Recycler support complete branch automation and offer market-leading cash capacity, lowering cash management expenses in high-volume locations.

Software. The Company's DN Vynamic software portfolio is a cloud-native platform designed to improve the consumer experience and support advanced transactions through open application program interfaces (APIs). It connects financial institutions and payment providers, eliminating internal silos for integrated operations. DN Vynamic portfolio provides analytic and transaction engines to enhance connectivity and interoperability. Professional service employees deliver a harmonized and tailored experience via systems integration, customization, project management and consulting to create fully integrated solutions for financial institutions.

Key Value Drivers
•Our DN Series recyclers are replacing legacy ATMs, as the lack of integration between branch and ATM cash ecosystems are driving redundancies and inefficiencies.
•We are providing customers with multi-vendor service capability in North America - which enhances flexibility and simplifies service management through a single vendor across the entire fleet.
•Managed ATM services are a growing portion of our business as financial institutions are increasingly outsourcing management of ATM fleets for improved cost efficiency, compliance, security and delivering against evolving consumer needs.
•We are strategically targeting growth markets, where there is significant cash usage or opportunity to replace legacy ATMs.
•We are intensely focused on optimizing the operations / margins via our Continuous Improvement and Lean initiatives.

Retail. The Company’s comprehensive suite of retail solutions, software and services improves the checkout process for retailers while enhancing shopping experiences for consumers. We employ a consultative approach intensely focused on creating a seamless customer experience. We maintain strong partnerships with retailers across Europe as a retail systems provider for a list of clients that includes 21 of the top 25 European retailers. Seven of the top ten Global Fortune 500 petroleum companies are also our customers.

Services. Our AllConnect Services for retailers cover maintenance, availability and support to optimize retail touchpoints like checkouts, self-service, mobile devices and store infrastructure. The portfolio features implementation services for expanding or upgrading stores, multivendor incident resolution and restoration, on-demand service desk support, managed remote monitoring of devices, planned software deployments, and global integration through professional services. We act as a single contact for planning and managing store openings, renewals and transformation, supporting third-party technology integrations.

Our remote services offer proactive incident detection, remote resolution and multivendor support. Predictive remote services use AI for device monitoring and downtime prevention, while our smart local services focus on break-and-fix work and preventive field maintenance, coordinated by remote teams with AI-assisted diagnostics to improve repairs.

Advisory Services clarify the retailer’s needs and analyze data on customer behavior and store operations to create efficiencies. We define checkout concepts and recommend technology solutions, balancing traditional checkouts, self-service and AI tools, alongside staff training to ensure smooth adoption and consumer acceptance.

Products. Our retail product portfolio features modular and integrated, electronic point-of-sale (EPOS) systems, plus self-service solutions such as self-checkouts (SCOs) and kiosks to meet evolving customer and automation needs. Supplementing the product portfolio is a broad range of peripherals, including printers, scales and mobile scanners.

EPOS, SCOs and kiosks support low-touch, digital retail transactions. The Company’s DN Series EASY ONE is a flexible self-checkout platform for assisted and self-service options, improving efficiency and reducing costs. The DN Series EASY MAX Kiosk streamlines in-store tasks and order-taking, especially for quick-service restaurants, enhancing store automation. Our BEETLE POS system adapts to various retail environments, offering all-in-one and modular designs for different performance needs. The Company’s self-service solutions automate routine transactions across industries like grocery, general merchandise, fuel, convenience and hospitality, letting retailers redeploy staff to improve consumers’ experience.

Software. The Company's DN Vynamic Retail Platform is an open commerce platform that connects consumer experiences with retailers’ back-office operations efficiently and at scale. The portfolio includes industry-specific solutions for fuel, convenience, specialty, fashion and grocery, as well as platforms for digital receipts, rewards, data analysis and compliance.

The DN Vynamic suite provides modular tools for key retail functions including in-store checkout, cross-channel transactions, click & collect, ordering, returns and more. Products include Vynamic POS (transactions), Vynamic Digital (mobile), Vynamic Engage (loyalty), Vynamic Personal Shopper (mobile shopping), Vynamic Self-Service (multi-OS self-checkout), and Vynamic Smart Vision (AI shrink solution).

Vynamic Self-Service is an open and modular self-service software application powering DN Series self-service products. Vynamic SmartVision uses AI to reduce friction and minimize shrink losses by detecting loss sources at checkouts, recognizing products including fresh produce, verifying consumer age for certain restricted purchases, spotting suspicious behaviors and identifying safety hazards like spills or other potentially dangerous situations. We continue to expand AI capabilities for safer, smarter stores.

Key Value Drivers
•Our EPOS and SCO products address the shift to low-touch retail solutions and software-driven digital journeys.
•We are capitalizing on the need to solve the most common sources of loss / friction at self-service and traditional assisted checkouts through our AI-enabled software, which is designed to prevent shrink, age-restricted sales, product identification, etc.
•We believe we have an opportunity to expand penetration in North America – beyond what has traditionally been a European-focused footprint.
•Our DN Vynamic Retail Platform is connecting consumers, retail stores and back-office operations in a scalable and efficient way.

COMPETITION. The Company competes with global, regional and local competitors to provide technology solutions for financial institutions and retailers. The Company differentiates its offerings by providing a wide range of dynamic solutions that leverage innovations in advanced security, biometric authentication, AI, mobile connectivity, contactless transactions, cloud computing and IoT.

Competitors in the self-service banking market include NCR Atleos, Hyosung TNS, Hitachi Channel Solutions Corp., OKI Electric Industry Ltd., GRG Banking Co Ltd., Glory Ltd. and Triton Systems Inc., as well as a number of local manufacturing and service providers.

In the self-service banking software market, the Company, in addition to the key hardware players, competes with several companies like KAL ATM Software GmbH, Fiserv, Inc., Auriga SpA, ESQ Data Solutions and with the internal software development teams of banks (proprietary software).

In the retail market, the Company helps retailers transform their stores to a consumer-centric approach by providing POS, advanced self-service solutions, retail cloud software and services. The Company competes with NCR Voyix plus other technology firms such as Toshiba Corporation, Fujitsu Ltd., Elo Touch Solutions Inc., Glory Ltd., and specialized software players such as Oracle Corporation, Aptos, LLC and GK Software SE. Many retailers also work with proprietary software solutions.

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

OPERATIONS. The Company’s operating results and the amount and timing of revenue are affected by numerous factors, including supply chain, production schedules, customer priorities, sales volume and product and geographical mix. During the past several years, the Company has honed its offerings to become a total solutions provider. As a result of the emphasis on services and software, the nature of the Company's workforce is changing and requires new skill sets in areas such as advanced security and compliance measures, advanced sensors, IoT, modern field services operations, cloud computing, analytics, AI, and as-a-service expertise.

The principal raw materials used by the Company in its manufacturing operations are steel, plastics, electronic parts and components and spare parts, which are purchased from various major suppliers. Additionally, the Company leverages a local-to-local, in-region manufacturing footprint to be closer to its customers while maintaining greater control of its supply chain and associated costs.

HUMAN CAPITAL MANAGEMENT. Our employees are one of our most valuable assets. The Company is improving the employee experience by leveraging best practices and investing in the tools necessary to develop and reward talent across the Company.

Employee Profile. As of December 31, 2025, we employed approximately 20,000 associates globally supporting more than 100 countries.

Culture and Engagement. We govern our actions by our shared values: Transparency, Reliability, Curiosity, Excellence and Collaboration. Our values guide every decision we make and how we’ll continue to shape the future of banking and retail. The Company is committed to fostering a culture where everyone is accepted, valued, supported and encouraged to thrive. We value the different experiences and solutions our communities bring to the Company, and we believe these perspectives have a positive impact on how we innovate and grow. In 2025, we continued to support our workforce and their ability to succeed in both their work and personal lives through employee resource groups, leadership development and benefit offerings, among other efforts. We have invested in various internal communications resources to better engage our employees. In 2025, we continued to conduct our global employee experience survey, Amplify, to monitor and improve our employee engagement.

Talent. To maintain a competitive workforce, the Company is evolving and enhancing how we train, identify and promote key talent. Additionally, the Company has continually improved and standardized our employee review process – encouraging regular performance reviews and feedback that will set clear expectations, motivate employees and reinforce the connection between pay and performance. We offer talent review, succession planning, and individual development plan capabilities across the globe.

Health, Safety and Wellness. We are committed to providing a safe environment for all of our employees that protects them from injury and illness and allows them to perform their work in a respectful and inclusive workplace. Frequent, job-based training ensures that employees understand how to perform their functions properly to avoid injury to themselves and others with the goal of each employee ending their workday safely. Additionally, we constantly evaluate our programs and health care offerings to enhance the well-being of our employees and their families. In our product offerings, we follow international standards and regulations for product safety and security.

Compensation. Our compensation program is designed to attract and retain employees and maintain a strong pay-for-performance culture. We regularly assess the current business environment and labor market to ensure our compensation programs reflect current best practices. We benchmark and set pay ranges based on market data for our jobs. We believe that these practices will help motivate and engage our employees while resulting in sustained increases in stockholder value, reflecting our compensation philosophy to align long-term pay and performance.

PRODUCT BACKLOG. The Company's product backlog was approximately $733.1 and $790.1 as of December 31, 2025 and 2024, respectively. The backlog generally includes orders estimated or projected to be shipped or installed within 18 months. Although the Company believes the orders included in the backlog are firm and are sometimes paid in advance, some orders may be canceled by customers without penalty, and the Company may elect to permit cancellation of orders without penalty where management believes it is in the Company's best interests to do so. Historically, the Company has not experienced significant cancellations within its product backlog. Additionally, over 56% of the Company's revenues are derived from its service business, for which backlog information is not measured. Therefore, the Company does not believe that its product backlog, as of any particular date, is necessarily indicative of revenues for any future period.

INTELLECTUAL PROPERTY. The Company owns patents, trademarks, copyrights, and licenses relating to its products and services across the globe. While the Company regards these as items of importance, it does not deem its business as a whole, or any industry segment, to be materially dependent upon any one item or group of items. Some of the trademarks we own include: Diebold Nixdorf®, the “DN” logo, DN AllConnect®, DN Series® and Vynamic®. We also own or have the rights to copyrights that protect the content of our software products. Solely for convenience, the trademarks, service marks, trade names and copyrights referred to elsewhere in this annual report on Form 10-K are listed without the ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks. The Company intends to protect and defend its intellectual property, including pursuit of infringing third parties for damages and other appropriate remedies.

GOVERNMENT REGULATION. As a company with global operations, we are subject to complex foreign and U.S. laws and regulations, including trade regulations, tariffs, import and export regulations, anti-bribery and corruption laws, antitrust or competition laws, data privacy laws, and environmental regulations, among others. We have policies and procedures in place to promote compliance with these laws and regulations. Notwithstanding their complexity, our compliance with these laws and regulations generally does not, and is not expected to, have a material effect on our capital expenditures, earnings or competitive position. Government regulations are subject to change, so we are unable to assess the possible effect of compliance with future requirements or whether our compliance with such regulations will materially impact our business in the future.

VOLUNTARY REORGANIZATION. On August 11, 2023, we emerged from the Restructuring Proceedings described in Note 2 to the consolidated financial statements. Refer to Note 2 for a detailed discussion of the Restructuring Proceedings.

AVAILABLE INFORMATION. The Company uses its Investor Relations web site, http://investors.dieboldnixdorf.com, as a channel for routine distribution of important information, including stock information, news releases, investor presentations and financial information. The Company posts filings as soon as reasonably practicable after they are electronically filed with, or furnished to the SEC, including its annual, quarterly, and current reports on Forms 10-K, 10-Q, and 8-K; its proxy statements; registration statements; and any amendments to those reports or statements. All such postings and filings are available on the Company’s Investor Relations web site free of charge. In addition, this web site allows investors and other interested persons to sign up to automatically receive e-mail alerts when the Company posts news releases and financial information on its web site. Investors and other interested persons can also follow the Company on X (formerly known as Twitter) at http://x.com/dieboldnixdorf. The content on any web site referred to in this annual report on Form 10-K is not incorporated by reference into this annual report unless expressly noted.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW. Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes that appear within this annual report on Form 10-K.

Business Drivers. The Company's operating model is based upon product sales and service contract base. Business drivers of the Company's future performance include, but are not limited to: demand for self-service and automation from Banking and Retail customers driven by the evolution of consumer behavior; demand for cost efficiencies and better usage of real estate for bank branches and retail stores as they transform their businesses to meet the needs of their customers while facing macro-economic challenges; demand for services on distributed IT assets such as ATMs, POS and SCO, including managed services and professional services; timing of product upgrades and/or replacement cycles for ATMs, POS and SCO; demand for software products and professional services; demand for security products and services for the financial, retail and commercial sectors; and demand for innovative technology in connection with the Company's strategy.

RESULTS OF OPERATIONS. This Results of Operations focuses on discussion of 2025 and 2024 results.

Total Net Sales	Years ended December 31,
	2025	2024	$ Change	% Change
Services	$1,608.6	$1,587.4	$21.2	1.3%
Products	1,188.4	1,175.4	13.0	1.1%
Total Banking	2,797.0	2,762.8	34.2	1.2%

Services	560.3	563.0	(2.7)	(0.5)%
Products	448.4	425.3	23.1	5.4%
Total Retail	1,008.7	988.3	20.4	2.1%

Total Net Sales	$3,805.7	$3,751.1	$54.6	1.5%

Banking net sales increased $34.2 or 1.2%, driven by a net favorable currency impact, favorable cash recycler product mix and increased pricing. Banking net sales represented 73.5% and 73.7% of total net sales for the years ended December 31, 2025 and 2024, respectively. Retail net sales increased $20.4 or 2.1%, driven by a net favorable currency impact and higher product volumes associated with second half demand turnaround, offset by temporary IT‑related disruptions at certain large customers, which reduced service activity and delayed scheduled work during the year. Retail net sales represented 26.5% and 26.3% of total net sales for the years ended December 31, 2025 and 2024, respectively.

Gross Margin	Years ended December 31,
	2025	2024	$ Change	% Change
Gross profit - services	$520.4	$533.5	$(13.1)	(2.5)%
Gross profit - products	440.8	386.5	54.3	14.0%
Total gross profit	$961.2	$920.0	$41.2	4.5%
Gross margin - services	24.0%	24.8%
Gross margin - products	26.9%	24.1%
Total gross margin	25.3%	24.5%

Service gross margin decreased 80 basis points primarily due to operational cost pressures and other investments associated with business expansion, including an enhanced service tool platform for technicians and a centralized state of the art repair center. Product margin increased 280 basis points primarily due to favorable geographic and product mix, as well as improved pricing.

Operating Expenses	Years ended December 31,
	2025	2024	$ Change	% Change
Selling and administrative expense	$632.5	$643.6	$(11.1)	(1.7)%
Research, development and engineering expense	86.7	93.6	(6.9)	(7.4)%
Impairment of assets and other	—	0.7	(0.7)	(100.0)%
Total operating expenses	$719.2	$737.9	$(18.7)	(2.5)%
Percent of net sales	18.9%	19.7%
Selling and administrative expense decreased $11.1 or 1.7% due to lower spending related to restructuring activities and lower transformation costs related to continuous improvement initiatives. Research and development costs reflect the Company's ongoing investment in hardware and software innovations and enhancements in service offerings.

Other Income (Expense)	Years ended December 31,
	2025	2024	$ Change	% Change
Interest income	$8.9	$12.3	$(3.4)	(27.6)%
Interest expense	(85.7)	(155.3)	69.6	44.8%
Foreign exchange gain (loss), net	(44.1)	13.8	(57.9)	N/M
Miscellaneous, net	4.0	1.5	2.5	N/M
Loss on refinancing	—	(7.1)	7.1	100.0%
Total other income (expense), net	$(116.9)	$(134.8)	$17.9	13.3%

Interest expense decreased $69.6, or 44.8% due to the refinancing of the Company's debt completed on December 18, 2024. Foreign exchange gain (loss), net includes realized and unrealized gains and losses, primarily related to the unfavorable impact of a strengthening Brazilian real and Euro against the U.S. dollar and a broader weakening of the U.S. dollar, partially mitigated by the Company's derivative program initiated in July 2025. Refer to Note 15 to the consolidated financial statements for additional information regarding derivative instruments not designated as hedges.

Net Income	Years ended December 31,
	2025	2024	$ Change	% Change
Income tax expense	$24.1	$64.3	$(40.2)	(62.5)%
Net income (loss)	$97.5	$(14.5)	$112.0	N/M
Effective tax rate	19.3%	135.9%

Changes in net income were a result of the fluctuations outlined in the previous sections. The change in net income is also impacted by a decrease in income tax expense. The effective tax rate is significantly lower in 2025 primarily due to (i) release of $21.4 of valuation allowances in Canada and Mexico, (ii) net changes of $13.6 to unrecognized tax benefits in 2025 and (iii) $18.7 write-down of deferred tax liabilities due to German tax rate reduction, all in 2025. Refer to Note 5 to the consolidated financial statements for additional information regarding tax expense.

For discussion of 2024 Successor results and 2023 Successor and Predecessor results, see Management’s Discussion and Analysis of Financial Condition and Results of Operations within our annual report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 25, 2025. See “— Critical Accounting Policies and Estimates – Fresh Start Accounting” for a discussion of “Successor” and “Predecessor” results.

LIQUIDITY AND CAPITAL RESOURCES.

Liquidity Policy. We maintain a strong focus on liquidity and define our liquidity risk tolerance based on sources and uses to maintain a sufficient liquidity position to meet our business needs and financial obligations under both normal and stressed conditions. We believe that our consolidated liquidity and availability under our revolving credit facilities will be sufficient to meet our liquidity needs.

The Company is committed to maintaining and over time improving our credit ratings through a disciplined capital allocation strategy. We intend to return a portion of our free cash flow to stockholders through share repurchases. Merger and acquisition investments will be pursued in a disciplined way and focused on those that offer strategic, operational and financial synergies.

Revolving Credit Facility. On December 18, 2024, the Company entered into a credit agreement (Credit Agreement) with certain financial institutions as lenders and Goldman Sachs Bank USA as administrative agent and collateral agent, providing for, among other things, a new $310.0 revolving credit facility maturing on December 18, 2029 (Revolving Credit Facility).

Borrowings under the Revolving Credit Facility bear interest at an adjusted secured overnight financing rate plus a margin of 2.75% to 3.50% per annum or an adjusted base rate plus a margin of 1.75% to 2.50% per annum, in each case based on the consolidated first lien debt ratio of the Company and its restricted subsidiaries. The Company may repay the loans under the Revolving Credit Facility at any time. Amounts borrowed and repaid under the Revolving Credit Facility may be reborrowed. Refer to Note 11 to the consolidated financial statements for further details regarding the Revolving Credit Facility.

Credit Ratings and Conditions. The cost and availability of debt financing is influenced by our credit ratings. Moody's Investors Service (Moody's) and Standard and Poor's Global Ratings (S&P) currently issue ratings on our short- and long-term debt. On September 18, 2025, S&P raised our issuer rating to "B+" from "B" and assigned a stable outlook. On December 16, 2025, Moody's revised our rating from "B2" to "B1" with a stable outlook. Our ratings may be subject to a revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

	Moody's	S&P
Outlook	Stable	Stable
Long-term	B1	B+

On December 18, 2024, the Company issued $950.0 aggregate principal amount of 7.75% Senior Secured Notes due 2030 (Notes). The Company used the net proceeds of the Notes, together with borrowings under the Revolving Credit Facility and cash on hand, to (i) repurchase all of the term loans outstanding under senior secured term loan facility that we entered into in connection with our emergence from bankruptcy on August 12, 2023 (Exit Facility), (ii) repay all of the borrowings outstanding under prior revolving credit facility, and (iii) pay off all related premiums, fees and expenses. Refer to Note 11 to the consolidated financial statements for further details regarding the Notes.

We believe that cash from operations plus available borrowing capacity under our Revolving Credit Facility, our current cash balance, and short-term investments are adequate to support operating requirements, capital expenditures and any share repurchases for at least the next 12 months and the foreseeable future thereafter. As of December 31, 2025 and 2024, we had no borrowings outstanding under the $310.0 Revolving Credit Facility, $24.3 and $21.9, respectively, of outstanding letters of credit and available borrowing capacity of $285.7 and $288.1, respectively.

	2025	2024
Cash, cash equivalents and restricted cash	$387.3	$311.3
Short-term investments	29.1	16.9
Total cash, cash equivalents, restricted cash and short-term investments	416.4	328.2
Revolving credit facility	310.0	310.0
Total	$726.4	$638.2

	Years ended December 31,
Summary of cash flows:	2025	2024
Net cash provided by operating activities	$300.7	$149.2
Net cash used by investing activities	(97.6)	(45.5)
Net cash used by financing activities	(143.9)	(366.5)
Effect of exchange rate changes on cash and cash equivalents	16.8	(18.2)
Change in cash, cash equivalents and restricted cash	$76.0	$(281.0)

Operating Activities. Cash flows from operating activities during 2025 were driven by cash provided by trade receivables, income taxes, and inventories, offset by uses for accounts payable, deferred revenue, and other current liabilities. Cash flows from operating activities during 2024 were driven by cash provided by trade receivables, income taxes, accrued salaries, wages, and commissions, and inventories, offset by uses for accounts payable, deferred revenue, and prepaid expenses. The key drivers of these cash flows are timing of sales, collections, and vendor payments which can fluctuate significantly period to period.

Investing Activities. Cash flows used by investing activities during 2025 were driven by $24.5 of investments in multi-vendor capabilities and premium service offering in North America and other strategic business investments to enhance our solutions portfolio, capital expenditures, and internally developed software, partially offset by the sale of short term investments. Cash flows from investing activities during 2024 were driven by capital expenditures of $17.4 and internally developed software of $23.0.

The Company anticipates total capital expenditures and capitalized software development costs of approximately $68 in 2026 to be utilized for improvements to the Company's product line and investments in its infrastructure. The Company intends to finance these investments with funds provided by income generated by the business and, if necessary, borrowings under the Revolving Credit Facility.

Financing Activities. Cash flows from financing activities during 2025 were primarily driven by the Company's repurchase of common shares. Cash flows from financing activities during 2024 primarily relate to the repayment of the Exit Facility.

Share Repurchase Program. On February 12, 2025, we announced that our Board had approved a $100.0 share repurchase program for the purchase of our common stock, which was completed in the fourth quarter of 2025. On November 5, 2025, we announced that our Board had approved a new $200.0 share repurchase program for the purchase of our common stock. During the year ended December 31, 2025, the Company repurchased 2,307,275 shares for $128.0 in aggregate. Under the share repurchase program, shares may be repurchased in the open market, or otherwise, including under accelerated share repurchase programs, or under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (Exchange Act). The specific timing, price, and size of purchases will depend on prevailing stock prices, general market and economic conditions, and other considerations. The program may be extended, suspended, or discontinued at any time without prior notice and does not obligate us to acquire any particular amount of common stock.

Contractual and Other Obligations. We have certain contractual obligations and commitments for general operating purposes. Refer to Note 11 to the consolidated financial statements for scheduled maturities and interest rates of our long-term debt. The Company's leases support global staff via the use of office space, warehouses, vehicles and IT equipment and are discussed in additional detail within Notes 7 and 14 to the consolidated financial statements. Changes in our business needs, fluctuating interest rates, and other factors may result in actual payments differing from our estimates. We cannot provide certainty regarding the timing and amounts of these payments or our ability to refinance outstanding debt on favorable terms or at all. The Company’s material cash obligations include the following contractual and other obligations as of December 31, 2025:

		Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt(1)	$950.0	$—	$—	$950.0	$—
Interest on debt(2)	331.3	73.6	147.3	110.4	—
Minimum operating lease obligations	165.5	60.5	71.5	20.4	13.1
Minimum finance lease obligations	34.8	7.9	11.5	5.3	10.1
Total	$1,481.6	$142.0	$230.3	$1,086.1	$23.2
(1)Amounts related to non-current finance lease liabilities are included in Minimum finance lease obligations.
(2)Amounts represent estimated contractual interest payments on outstanding long-term debt. Rates in effect as of December 31, 2025 are used for variable rate debt.

In addition to the general operating items above, the Company provides eligible employees with benefits pursuant to the pension and postretirement plans further described in Note 13 to the consolidated financial statements. Future contributions and disbursements related to the plans are dependent upon a number of factors, including the funded status of the plans.

Off-Balance Sheet Arrangements. The Company enters into various arrangements not recognized in the consolidated statement of financial position that have or could have an effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources. The principal off-balance sheet arrangements that the Company enters into are guarantees. The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, customers, regulatory agencies and insurance providers when applicable. If the Company is not able to comply with its contractual obligations, the suppliers, regulatory agencies and insurance providers may draw on the pertinent bank.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES. Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements. The consolidated financial statements of the Company are prepared in conformity with generally accepted accounting principles in the United States (U.S. GAAP). Refer to Note 1 to the consolidated financial statements for further information on the use of estimates and assumptions.

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements, which is contained in the Financial Statements and Supplementary Data of this annual report on Form 10-K. Management believes that, of its significant accounting policies, its policies concerning Fresh Start Accounting, revenue recognition, inventory reserves, long-lived assets, taxes on income, and pensions and post-retirement benefits are the most critical because they are affected significantly by judgments, assumptions and estimates. Additional information regarding these policies is included below.

Fresh Start Accounting. In accordance with ASC 852, we applied Fresh Start Accounting upon emergence from the Restructuring Proceedings, at which point we became a new entity for financial reporting. References to “Predecessor” relate to the consolidated statements of earnings (loss) for the period from January 1, 2023 through and including the adjustments from the application of Fresh Start Accounting on August 11, 2023. References to “Successor” relate to the consolidated statement of financial position of the reorganized Company as of December 31, 2025 and December 31, 2025 and consolidated statements of earnings (loss) for twelve months ended December 31, 2025, December 31, 2024 and the period from August 12, 2023 through December 31, 2023 and are not comparable to the consolidated financial statements of the Predecessor. The Company’s financial results for future periods following the application of Fresh Start Accounting will be different from historical trends and the differences may be material.

Revenue Recognition. The Company enters into contracts to sell our products and services, which may be sold separately or bundled with other products and services. As a result, interpretation and judgment are sometimes required to determine the appropriate accounting for these transactions, including: (i) whether performance obligations are considered distinct that should be accounted for separately versus together, how the price should be allocated among the performance obligations, and when to recognize revenue for each performance obligation; (ii) developing an estimate of the stand-alone selling price of each distinct performance obligation; and (iii) estimating and accounting for variable consideration, including rights of return, rebates, expected penalties or other price concessions as a reduction of the transaction price. Changes in judgments with respect to these assumptions and estimates could impact the timing or amount of revenue recognition. Refer to Note 17 to the consolidated financial statements for our accounting estimates and assumptions related to revenue.

Inventory Valuation. At each reporting period, the Company identifies and writes down its excess and obsolete inventories to net realizable value based on usage forecasts, order volume and inventory aging. With the development of new products, the Company also rationalizes its product offerings and will write-down discontinued product to the lower of cost or net realizable value when applicable.

Valuation of Long-lived Assets and Amortizable Other Intangible Assets. The Company performs quarterly reviews to assess for impairment triggers. The Company considers the likelihood of impairment if certain events occur indicating that the carrying value of the long-lived assets may be impaired and we may recognize impairment if the carrying amount of a long-lived asset or intangible asset is not recoverable from its undiscounted cash flows. Impairment is measured as the difference between the carrying amount and the fair value of the asset. We use both the income approach and market approach to estimate fair value. Our estimates of fair value are subject to a high degree of judgment.

Taxes on Income. Refer to Note 5 to the consolidated financial statements for our accounting estimates and assumptions related to taxes on income.

Pensions and Other Post-retirement Benefits. Refer to Note 13 to the consolidated financial statements for our accounting estimates and assumptions related to our postretirement benefit plans.

RECENTLY ISSUED ACCOUNTING GUIDANCE. Refer to Note 1 of the consolidated financial statements for information on recently issued accounting guidance.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. The Company is exposed to foreign currency exchange rate risk inherent in its international operations denominated in currencies other than the U.S. dollar. A hypothetical 10% movement in the applicable foreign exchange rates would have resulted in an increase or decrease in 2025 operating income (loss) of $37.8 and $46.2, respectively. The sensitivity model assumes an instantaneous, parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in an instantaneous or parallel fashion may overstate the impact of changing exchange rates on amounts denominated in a foreign currency.

The Company’s risk-management strategy uses derivative financial instruments such as forwards to hedge certain foreign currency exposures. The intent is to offset gains and losses that occur on the underlying exposures with gains and losses on the derivative contracts hedging these exposures. The Company does not enter into derivatives for speculative purposes. The Company’s primary exposures to foreign exchange risk are movements in the Euro, Canadian dollar, Brazilian real, Indonesian rupiah and Mexican peso.

The Company is exposed to interest rate risk under its Revolving Credit Facility, which bears interest at floating rates. Borrowings under the Revolving Credit Facility bear interest at an adjusted SOFR or an adjusted base rate. As of December 31, 2025, there were no borrowings outstanding under the Revolving Credit Facility.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES. The common stock of the Company is listed on the New York Stock Exchange under the symbol of “DBD.”

HOLDERS. There were approximately 129 stockholders of record as of January 30, 2026. The number of holders of record of the Company's common stock does not reflect the number of beneficial holders whose shares are held by banks, brokers, or other nominees.

ISSUER PURCHASES OF EQUITY SECURITIES. Information concerning the Company’s share repurchases made during the fourth quarter of 2025 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum that May Yet Be Purchased Under the Plans (in millions)(1)
October	335,053	$57.60	$335,053	$3.4
November	230,958	$62.35	$230,958	$188.9
December	252,121	$67.03	$252,121	$172.0
	818,132	$61.85	818,132
(1)The $100.0 share repurchase program approved by our Board of Directors was announced on February 12, 2025, and was completed in the fourth quarter of 2025. On November 5, 2025, we announced that our Board of Directors had approved a new $200.0 share repurchase program with no expiration date. The Company may purchase shares from time to time in open market purchases or otherwise. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans.

PERFORMANCE GRAPH. The graph below compares the total return from August 11, 2023 to December 31, 2025 provided to stockholders on the Company's common stock relative to the total returns of the S&P 500 index, the S&P Midcap 400 index and a customized peer group, whose individual companies are listed below. An investment of $100 is assumed to have been made in the Company's common stock, in each index and in each of the peer groups on August 11, 2023 and its relative performance is tracked through December 31, 2025.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Diebold Nixdorf, Inc., the S&P 500 Index, the S&P Midcap 400 Index and 2025 Peer Group
340
290
240
190
140
90
8/14/2023
11/14/2023
2/14/2024
5/14/2024
8/14/2024
11/14/2024
2/14/2025
5/14/2025
8/14/2025
11/14/2025
DBD
S&P 500 Index
S&P 400 Midcap Index
2024 Peer Group

The People and Compensation Committee of the Company's Board of Directors annually reviews and approves the selection of peer group companies, adjusting the group from time to time based on changes in the Company's industry and the Company’s operations, the current peer group and the comparability of our peer group companies. There are seventeen companies included in the Company's 2025 peer group: ACI Worldwide, Inc., Benchmark Electronics Inc., Bread Financial Holding, Inc., Ciena Corporation, Euronet Worldwide Inc., Infinera Corporation (acquired February 2025), Juniper Networks, Inc. (acquired July 2025), Logitech International S.A., NCR Atleos Corporation, NCR Voyix Corporation, Pitney Bowes Inc., Sabre Corporation, Sanmina Corporation, Scansource Inc., Shift4 Payments Inc., The Brink's Company and The Western Union Co.

CYBERSECURITY. The Company has established an information security program, which requires cross-functional coordination between various departments including information security, information technology, data privacy, enterprise risk management and internal audit. Our information security program is generally guided in part by the National Institute of Standards and Technology (NIST) Cybersecurity Framework and International Organization for Standardization 27001 (ISO 27001) Framework. However, this does not mean that we will meet, or maintain, any particular technical standard, specification, framework, or requirement in the future, but rather we use NIST and ISO 27001 as guides to help the Company identify, assess and manage cybersecurity risks relevant to our business. Our program is designed to promote data security and operational resilience within our products, solutions, operations, and corporate infrastructure through layered safeguards, continuous monitoring, and risk-based controls. The Company conducts regular security risk assessments, which include internal, external, and third-party risks, where appropriate, relying on internal and external resources. The results of these assessments help us to identify potential risks and to aid our cybersecurity risk management practices. Further, our employees receive annual training on security, privacy and the Company’s Code of Business Ethics. The Company maintains policies and practices governing our third-party risks, including service providers, suppliers and vendors. The Company generally requires third parties to, among other things, maintain security controls to protect confidential information and data, and notify us of data breaches that may impact our systems or data. The Company also uses third-party security scoring data to assess potential risks associated with third-party controls.

The oversight of our cybersecurity risk is integrated into an enterprise-wide risk management process. The Board of Directors has oversight of our strategic and business risk management and has delegated cybersecurity risk management oversight to the Nomination and Governance Committee (Governance Committee) of the Board, which oversees the Company’s enterprise-wide risk management process. The Governance Committee provides risk oversight and guidance regarding strategy and management of the Company’s information security program, including cybersecurity incidents, if any. The Company’s management team is responsible for assessing and managing risks from cybersecurity threats, and in this regard, the Chief Information Security Officer (CISO) leads the Company’s overall cybersecurity function and cybersecurity leadership team. Our CISO is responsible for overseeing all information security programs that support key functions related to the operation and management of security controls designed to protect and defend against cybersecurity risks. Our current CISO has extensive experience in various roles related to information security. Our CISO leads a team of dedicated cybersecurity professionals who build and implement specific technical and administrative security controls. Our CISO regularly updates the Governance Committee on the state of Diebold Nixdorf’s cybersecurity program, including security risks, incidents and mitigation strategies.

In 2025, the Company did not identify any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition, but we cannot provide assurance that the Company will not be materially affected in the future by any cybersecurity incidents. For additional information about these risks, refer to the "Risk Factors" section in this annual report on Form 10-K.

RISK FACTORS. The following are certain risk factors that could affect the Company’s business, financial condition, operating results and cash flows. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this annual report on Form 10-K because they could cause actual results to differ materially from those expressed in any forward-looking statement. The risk factors highlighted below are not the only ones the Company faces. Although the risks are organized by headings, and each risk is discussed separately, many are interrelated. Readers should not interpret the disclosure of any risk factor to imply that the risk has not already materialized. If any of these events actually occur, the Company's business, financial condition, operating results or cash flows could be negatively affected.

The Company cautions the reader to keep these risk factors in mind and refrain from attributing undue certainty to any forward-looking statements, which speak only as of the date of this annual report on Form 10-K.

Risks Related to our Strategy and Competition.
New service and product developments may be unsuccessful. The Company is constantly looking to develop new services and products that complement or leverage its core competencies and expand its business potential. For example, the Company has rolled out Branch Automation Solutions and continues to innovate its DN Series ATM portfolio with the introduction of DN600 Teller Cash Recycler, DN500 Dual Cash Recycler, and most recently, our next generation cash dispenser, DN300. The Company makes significant investments in service and product technologies and anticipates expending significant resources for new cloud software, digitally enabled services and product development over the next several years. Most recently, we've developed our self-service software, VCP7, and Vynamic Smart Vision. There can be no assurance that the Company’s service and product development efforts will be successful, that the roll out of any new services and products will be timely, that the customer certification process for any new products will be completed on the anticipated timeline, that it will be able to successfully market these services and products, or that margins generated from sales of these services and products will recover costs of development efforts.

The Company may not be able to generate sufficient cash flows to fund its operations, make adequate capital investments and return capital to stockholders. The Company’s cash flows from operations depend primarily on sales and service margins. To develop new technologies, support future growth, achieve operating efficiencies and maintain service and product quality, the Company has made and must continue to make significant capital investments in lean manufacturing technology, facilities and capital equipment, R&D, and service and product technology. In addition to cash provided from operations, the Company has from time to time utilized external sources of financing. Depending upon general market conditions or other factors, the Company may not be able to generate sufficient cash flows to fund its operations and make adequate capital investments. In addition, any tightening of the credit markets may limit the Company's ability to obtain alternative sources of cash to fund its operations, or return capital to stockholders, including through discretionary share repurchases.

The benefits of the Company’s continuous improvement programs and other cost savings plans may not be fully realized or sustainable. The Company’s operations strategy includes continuous improvement programs and implementation of lean manufacturing tools to achieve cost savings and increased performance. Further, the Company has and may continue to initiate restructuring actions designed to improve future profitability and competitiveness. The cost savings that the Company anticipates from these initiatives may not be achieved on schedule or at the level anticipated. If the Company is unable to realize these anticipated savings, its operating results and financial condition may be adversely affected. The Company anticipates significant savings from its latest transformation program that is focused on: 1) structural alignment; 2) standardizing, optimizing, and automating processes; 3) adopting new tools and technology to streamline operations; and 4) footprint optimization. There is no guarantee that such savings will be achieved or whether any savings that occur will be sustainable.

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

Local providers of competing services and products may also have a substantial advantage in attracting customers in their countries due to more established branding in that country, greater knowledge of preferences of customers residing in that country and/or their focus on a single market. In addition, some of these companies may have a dominant market share in their territories and may be owned by local stakeholders. Because of the potential for consolidation in any market, the Company's competitors may become larger, which could make them more efficient and permit them to be more price-competitive. Increased size could also permit them to operate in wider geographic areas and enhance their abilities in other areas such as R&D and customer service. As a U.S.-based multi-national corporation, the Company must ensure its compliance with both U.S. and non-US regulatory requirements, while local competitors only need to observe applicable regional, national or local laws that may be less onerous.

The Company expects that its competitors will continue to introduce new and enhanced services and products. The Company also expects competition from less traditional competitors who may provide services or products with alternative payment mechanisms, such as Venmo, Zelle, Apple Pay, digital currencies such as Bitcoin and other emerging payment technology. This could cause a decline in market acceptance of the Company's services and products or result in the loss of major customers. In addition, the Company's competitors could cause a reduction in the prices for some of its services and products as a result of intensified price competition. Also, the Company may be unable to effectively anticipate and react to new entrants in the marketplace.

Risks Related to Our Multi-National Business Operations.
Because the Company's operations are conducted worldwide, they are affected by risks of doing business abroad. The Company generates a significant percentage of revenue from operations conducted outside the United States. In 2025, revenue from international operations amounted to approximately 76% of total revenue.

Accordingly, international operations are subject to the risks of doing business abroad, including, among other things, the following: fluctuations in currency exchange rates, particularly in EMEA (primarily the euro), Canada (dollar), Mexico (peso), Indonesia (rupiah), and Brazil (real); transportation and supply chain delays and interruptions; geopolitical and economic instability and disruptions, including the impact of trade agreements; the failure of foreign governments to abide by international agreements and treaties; restrictions on the transfer of funds and capital controls; the imposition of duties, tariffs and other taxes; sanctions and import and export controls; changes in governmental policies and regulatory environments; ensuring the Company's compliance with U.S. laws and regulations and applicable laws and regulations in other jurisdictions, including the FCPA and the U.K. Bribery Act; ensuring compliance with anti-trust laws and regulations; increasingly complex laws and regulations concerning privacy and data security, including the GDPR and NIS2; current and changing regulatory environments; the uncertainty of product acceptance by different cultures; the risks of divergent business expectations or cultural incompatibility inherent in establishing strategic partnerships with foreign partners; difficulties in staffing and managing multi-national operations including with respect to labor unrest; limitations on the ability to enforce legal rights and remedies; reduced protection for intellectual property rights in some countries; potentially adverse tax consequences, including repatriation of profits; and disruptions in our business, or the businesses of our suppliers or customers, due to cybersecurity incidents, terrorist activity, armed conflict, war, public health concerns, fires or other natural disasters.

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

The Company manufactures and purchases certain of its products or sub component products in countries that have entities added to the Export Administration Regulation (EAR) Entity List. If any of the suppliers or manufacturers which the Company works with are added to the EAR Entity List, this will impact the Company’s ability to do business with them. Further, the EAR Entity List includes a Chinese entity that is the parent company of one of the Company's joint venture partners, which manufactures products on behalf of the Company. If the Company’s joint venture partner is added to the EAR Entity List, this will impact the ability to ship certain U.S.-origin products such as U.S. software to the joint venture which will impede its ability to manufacture.

Additional tariffs may cause the Company to increase prices to its customers, which may reduce demand, or, if it is unable to increase prices, result in lowering its margin on products sold. Furthermore, the Company’s global operations, including in China, subject it to sanctions and laws in the countries where it trades and to U.S. sanctions.

It remains unclear what the United States or foreign governments will or will not do with respect to sanctions, tariffs, international trade agreements and policies on a short-term or long-term basis. The implementation of more restrictive trade policies, including the imposition of further tariffs, or the renegotiation of existing trade agreements in countries where we sell our products and services, procure materials incorporated into our products, manufacture products or recruit and employ employees, could have a material adverse effect on our business, results of operations and financial condition.

Economic Risks and Market Contingencies.
The proliferation of payment options other than cash could result in a reduced need for cash in the marketplace and a resulting decline in the usage of ATMs. Consumer transition towards non-cash payment alternatives has accelerated in recent years, driving an increase in digital, mobile and contactless payment methods. More customers are now opting for electronic forms of payment, such as credit cards, debit cards, store-valued cards and contactless and mobile payment options, for their in-store purchases over traditional forms of payment, such as cash and checks. The continued growth in electronic payment methods and digital currencies could result in a reduced need for cash in the marketplace and ultimately, a decline in the usage of ATMs. Card only self-service order and payment terminals may also further reduce the need for cash in the marketplace. The increased use of these new payment technologies could further reduce the general population's need or demand for cash and negatively impact sales of ATMs and selected products, services and software.

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

Increased energy, raw material and labor costs could reduce the Company's operating results. Energy prices, particularly petroleum prices, and raw materials (e.g., steel) are cost drivers for the Company's business. The price of petroleum can be highly volatile, particularly due to the unstable political conditions in the Middle East and increasing international demand from emerging markets. Price increases in fuel and electricity costs, such as those increases that may occur from climate change legislation or other environmental mandates, may continue to increase cost of operations and affect the Company’s ability to operate in specific markets. Any increase in the costs of energy would also increase the Company's transportation costs.

The primary raw materials in the Company's services and systems solutions are steel, plastics, and electronic parts and components. The majority of raw materials are purchased from various local, regional and global suppliers pursuant to supply contracts. The price of these materials can fluctuate under the supply contracts in tandem with the pricing of raw materials, which are increasing due to inflationary pressures and as a result of tariffs. Current price increases in certain raw materials are being mitigated by long-term contracts and joint work with suppliers on general productivity improvement and supply chain optimization. Most supplier agreements include long-term productivity improvements that serve as the basis for absorbing the potential raw materials increases.

The Company cannot assure that its labor costs going forward will remain competitive or will not increase, including as a result of the current high inflation environment and the competitive environment for labor. In the future, the Company's labor agreements may be amended, or become amendable, and new agreements could have terms with higher labor costs. Labor costs may also increase in connection with the Company's growth. The Company may also become subject to collective bargaining agreements in the future.

Data Privacy, Cybersecurity and Artificial Intelligence Risks.
Cybersecurity incidents or vulnerabilities could disrupt our operations or services to customers, which could adversely affect revenue, increase costs, and harm our reputation, customer relationships, and stock price. The Company has programs, measures and technology protections in place designed to detect and help safeguard against cybersecurity attacks or incidents, although there can be no assurance that these efforts will be successful. Threat actors are using sophisticated and evolving techniques to obtain unauthorized access to systems and data. The types and motivations of threat actors are also evolving, and include nation-state sponsored and organized cyber-criminals, who target the financial services and manufacturing industries. Our position as a supplier to the financial services industry may cause an attacker to attempt to infiltrate our systems to carry out supply chain attacks against the industry. An attack, disruption or other data or cybersecurity incident, or an inadvertent act by an employee or contractor, could result in unauthorized access to, loss, disclosure, or modification of, our systems, products, and data (or that of our third-party service providers), which may result in operational disruption, loss of business, claims, costs and reputational harm that could negatively affect our operating results. The Company could incur significant expenses in investigating and addressing cybersecurity incidents, and such incidents could divert the attention of our management and key personnel from our business operations. The Company may face regulatory investigations or litigation relating to cybersecurity incidents, which may be costly to defend and which may require the Company to pay damages and fines, incur expenses , and/or change its business practices. The Company also is subject to risks associated with cyberattacks involving our own supply chain.

There may also be potential vulnerabilities or risks in our information technology systems, our products, or third-party products used in conjunction with our products. Even if these potential vulnerabilities do not affect our products, services, data, or systems, their existence or claimed existence could adversely affect customer confidence and our reputation in the marketplace, causing us to lose existing or potential customers. As the cybersecurity landscape evolves, we may also find it necessary to make significant further investments to protect data and infrastructure. We maintain cybersecurity insurance intended to cover some of these risks, but this insurance may not be sufficient to cover all of our losses. We have experienced cybersecurity incidents in the past, but none of these incidents, individually or in the aggregate, has had a material adverse effect on our business, reputation, operations or products.

The Company's IT infrastructure also may experience interruptions or cessations of service or produce errors in connection with systems integration or migration work. The Company may not be successful in implementing new systems, and transitioning data and other aspects of the process could be expensive, time consuming, disruptive and resource-intensive. Such disruptions could adversely impact the ability to fulfill orders, service customers and could impact the Company’s ability to maintain effective internal control over financial reporting. Delayed sales, lower margins, lost customers or diminished investor confidence resulting from these disruptions could adversely affect the Company's financial results, stock price and reputation.

The Company’s actual or perceived failure to comply with the complex, evolving and stringent cybersecurity and data privacy laws around the globe (Data Protection Laws) could harm the Company's reputation, subject us to government investigations, significant fines and liability or loss of business. These Data Protection Laws can restrict us and our customers from the collection, use, disclosure, transfer and processing of personal data, including financial data. The interpretation and application of new data protection laws can be uncertain, and our legal and regulatory obligations can change. Complying with these standards could require significant expense, effort or changes to our business practices or offerings. Further, we rely on third party business partners and service providers to comply with Data Protection Laws in their processing of our data, and the failure of any of those third parties to comply with those laws could result in significant regulatory investigations, fines, sanctions, litigation, negative publicity, data breaches, declining customer confidence, loss of key customers and other unfavorable consequences.

To conduct its operations the Company transfers data across international borders. Transferring personal data across international borders is complex and subject to legal and regulatory requirements and restrictions. These laws may prevent us from transferring data and may cause us increased expense, exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal data.

Our contractual obligations relating to privacy, data protection and information security have become increasingly prevalent and stringent in the financial services industry. Certain Data Protection Laws require our customers to impose specific contractual restrictions on their service providers. If we are unable to comply with our contractual obligations, this could impact our reputation and may result in liabilities and loss of business.

We use AI in our business and in solutions offered to our customers, and challenges with properly managing its use could result in reputational harm, competitive harm, legal liability, or adversely affect our results of operations. We incorporate AI solutions into some of our platforms, offerings, services, and features, and these applications may become more important in our operations over time. Some of these solutions may be provided by third parties and while we require them to follow all applicable AI regulations and data privacy regulations we may not have full control over their use of AI. Additionally, if our AI applications are based on data, algorithms or other inputs that are flawed, or if they assist in producing content, analyses or recommendations that are or are alleged to be deficient, inaccurate or biased, our business, financial condition and results of operations may be adversely affected. The use of AI applications could result in cybersecurity and/or data privacy incidents. AI also presents emerging ethical issues, and if our use of AI becomes controversial we may experience brand, reputational or competitive harm, or legal liability. The rapid evolution of AI, including the potential regulation of AI by government or other regulatory agencies, may require us to incur significant resources to develop, test, and maintain our platforms, offerings, services, and features in order to implement AI ethically and minimize any unintended, harmful impacts. Further, our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations.

We are also integrating AI into the Company’s operations. We maintain guidelines and policies that govern our use of AI. Nevertheless, our use of AI poses potential risks relating to the protection of data, including cybersecurity risk, exposure of our proprietary confidential information to unauthorized recipients and the misuse of our or third-party intellectual property. Use of AI technology, even when used consistent with our guidelines and policies, may result in allegations or claims against us related to violation of third-party intellectual property rights, unauthorized access to or use of proprietary information and failure to comply with open-source software requirements. AI technology may also produce inaccurate responses that could lead to errors in our decision-making or other business activities, which could have a negative impact on financial condition and results of operations. Our ability to mitigate these risks will depend on our continued effective training, monitoring and enforcement of appropriate policies, guidelines and procedures governing the use of AI technology, and compliance by our employees.

Risks Related to Reliance on Performance of Third Parties.
The Company’s ability to deliver products that satisfy customer requirements is dependent on the performance of its subcontractors and suppliers, as well as on the availability of raw materials and other components. The Company relies on other companies, including subcontractors and suppliers, to provide and produce raw materials, integrated components and sub-assemblies and production commodities included in, or used in the production of, its products. If one or more of the Company's subcontractors or suppliers experiences delivery delays or other performance problems, we may be unable to meet commitments to customers or incur additional costs. In some instances, the Company depends upon a single source of supply. Any service disruption from one of these suppliers could have a material adverse effect on the Company's ability to meet commitments to its customers or increase its operating costs.

We manufacture a substantial amount of our products in North Canton, Ohio, Paderborn, Germany, and Manaus, Brazil. In addition, certain of our products are manufactured in China and India. Any damage suffered by these critical locations and manufacturing plants could negatively impact our business and results of operations. While the Company maintains insurance policies that provide coverage up to certain limits for some of the potential risks and liabilities associated with its business, it does not maintain insurance policies for all risks and liabilities.

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

The Company relies on third parties to provide outsourced business processes and other financial services. We engage other companies to provide certain business process outsourcing services and other financial services to the Company. Any service disruption from one of these supplier could have a material adverse impact on the Company's business process operations, increase the Company’s operating costs or cause other exposures.

Workforce Operations Risks.
An inability to attract, retain and motivate key employees could harm current and future operations. To be successful, the Company must attract, retain and motivate executives and other key employees, including those in managerial, professional, administrative, technical, sales, marketing and IT positions. It also must keep employees focused on its strategies and goals. Hiring and retaining qualified employees are critical to its future, and competition for experienced employees can be intense. The failure to hire or loss of key employees could have a significant impact on the Company’s operations.

Tax Liability Risks.
Additional tax expense or additional tax exposures could affect the Company's future profitability. The Company is subject to income taxes in both the United States and various non-U.S. jurisdictions, and its domestic and international tax liabilities are dependent upon the distribution of income among these different jurisdictions. If the Company decides to repatriate cash, cash equivalents and short-term investments residing in international tax jurisdictions, there could be further negative impact on foreign and domestic taxes. The Company's tax expense includes estimates of additional tax that may be incurred for tax exposures and reflects various estimates and assumptions, including assessments of future earnings of the Company that could affect the valuation of its net deferred tax assets. The Company's future results could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in the overall profitability of the Company, changes in the valuation of deferred tax assets and liabilities, the results of audits and examinations of previously filed tax returns, continuing assessments of its income tax exposures and changes in tax legislation.

Additionally, the Company's future results could be adversely affected by the results of indirect tax audits and examinations, and continuing assessments of its indirect tax exposures. A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated accrual. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire. It is reasonably possible that the Company could be required to pay taxes, penalties and interest related to such matters or other open years, which could be material to its financial condition and results of operations.

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

Risks Related to Our Indebtedness and Capital Structure.
Our indebtedness exposes us to various risks, which could adversely affect our financial condition. As of December 31, 2025, we had approximately $950.0 of total indebtedness (exclusive of unamortized discounts, issuance costs and deferred financing fees), substantially all of which was secured indebtedness. While our Revolving Credit Facility remains undrawn, it bears interest at variable rates. Therefore, any borrowing on the Revolving Credit Facility would expose us to risks inherent in interest rate fluctuations and higher interest expenses in the event of increases in interest rates.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash, make scheduled payments on or refinance our debt obligations depends on our successful financial and operating performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. If our cash flow and capital resources are insufficient to fund our debt service obligations or to repay our debt as it becomes due, we may have to undertake alternative financing plans, such as reducing or delaying capital investments or seeking to raise additional capital, refinancing or restructuring our debt or selling assets or operations. Any refinancing of our debt could be at higher interest rates and may require us to comply with more restrictive covenants that could further restrict our business operations and the ability of subsidiaries to make cash available to us, by dividend, debt repayment or otherwise, to enable us to repay the amounts due. Our inability to generate sufficient cash flow to satisfy our debt obligations or to refinance our obligations on commercially reasonable terms could have a material adverse effect on our business, including our financial condition and results of operations.

In addition, substantially all of our indebtedness is secured by liens on substantially all of our assets and the assets of our subsidiaries that guarantee that indebtedness, and any future indebtedness is likely to be secured on a similar basis. As such, our ability to refinance our indebtedness, seek additional financing or our subsidiaries’ ability to make cash available to us, by dividend, debt repayment or otherwise, to enable us to repay the amounts due under our indebtedness could be impaired as a result of such security interests and the agreements governing such security interests.

Restrictive covenants in the Indenture and the Credit Agreement could restrict our operating flexibility. The Indenture and the Credit Agreement contain covenants that limit our and our subsidiaries’ ability to engage in activities that may be in our long-term best interests. These restrictions may limit our ability to operate our businesses and may prohibit or limit our ability to enhance our operations or take advantage of potential business opportunities as they arise. The Indenture and the Credit Agreement contain restrictive covenants that, among other things, limit our and our restricted subsidiaries’ ability to: incur additional indebtedness or issue certain preferred stock; pay dividends, redeem stock or make other distributions; make other restricted payments or investments; create liens on assets; sell, transfer or otherwise dispose of assets; create restrictions on payment of dividends or other amounts by our restricted subsidiaries; engage in certain mergers, consolidations or amalgamations; engage in certain transactions with affiliates; and designate our subsidiaries as unrestricted subsidiaries.

Our ability to comply with the covenants and restrictions contained in the Indenture and the Credit Agreement may be affected by economic conditions and by financial, market and competitive factors, many of which are beyond our control. Our ability to comply with these covenants in future periods will also depend substantially on the pricing and sales volume of our products, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy. The breach of any of these covenants or restrictions could result in a default under the Indenture or the Credit Agreement that would permit the holders or applicable lenders to declare all amounts outstanding to be due and payable, together with accrued and unpaid interest and any applicable premium. In addition, if a breach occurs, we may be unable to borrow under the Revolving Credit Facility, incur additional debt or be able to repay the amounts due under the Notes or the Revolving Credit Facility. This could have serious consequences to our financial position, results of operations and cash flows and could cause us to become bankrupt or insolvent.

Risks Related to Our Common Stock.
Anti-takeover provisions in our charter and bylaws could make it more difficult for a third party to acquire us. Certain provisions of our charter and bylaws may make it more difficult for a third party to gain control of our Board of Directors and may have the effect of delaying or preventing changes in our management. These provisions provide for, among other things: the ability of our Board of Directors to issue, and determine the rights, powers and preferences of, one or more series of preferred stock in order to implement a stockholders’ rights plan; advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings; and certain limitations on convening special stockholder meetings.

These anti-takeover provisions could discourage, delay or prevent a transaction involving a change in control, including actions that our stockholders may deem advantageous, or negatively affect the trading price of our common stock. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors of their choosing and to cause us to take other corporate actions.

The price of our common stock may be volatile. The price of our common stock may fluctuate due to a variety of market and industry factors that may materially reduce the market price of our common stock regardless of our operating performance, including, among others: actual or anticipated fluctuations in our quarterly and annual results and those of other public companies in our industry; industry cycles and trends; mergers and strategic alliances in our industry; changes in government regulation; potential or actual military conflicts or acts of terrorism; the failure of securities analysts to publish research about us following our emergence from the Restructuring Proceedings, or shortfalls in our operating results from levels forecast by securities analysts; the limited trading history of our common stock; changes in accounting principles; announcements concerning us or our competitors; and the general state of the securities market.

In addition, the price of our common stock may fluctuate due to the following factors, among others: our results of operation and financial condition; quarterly variations in the rate of growth of certain financial indicators; the public reaction to our press releases, our other public announcements and our filings with the SEC; strategic decisions by us, our clients or competitors, such as acquisitions, divestitures, spin-offs, joint ventures, investments or changes in business strategy; claims against us by third-parties; future sales of our common stock by us, significant stockholders or our directors or executive officers; and the realization of any risk described under this “Risk Factors” section or those incorporated by reference.

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

There may be circumstances in which the interests of our significant stockholders could be in conflict with your interests as a stockholders. Funds associated with Capital World Investors and Millstreet Capital Management LLC beneficially own approximately 32.4% and 14.5% of our outstanding common stock, respectively. Circumstances may arise in which these stockholders may have an interest in exerting influence to pursue or prevent acquisitions, divestitures or other transactions, including the issuance of additional shares of common stock or incurrence of debt, that, in their judgment, could enhance their investment in us. Such transactions might adversely affect us or other holders of our common stock. Furthermore, our significant concentration of share ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in companies with significant stockholders.

Our ability to return capital to our stockholders is dependent on a number of factors, and future stock repurchases or payment of potential dividends cannot be assured. It is uncertain whether we will pay cash dividends or other distributions with respect to our common stock in the foreseeable future. Our ability to pay cash dividends and repurchase shares is limited by restrictive covenants in the Credit Agreement and the Indenture. Other debt instruments to which we or our subsidiaries may be a party may also contain restrictive covenants that limit our ability to pay dividends or repurchase shares or for us to receive dividends from our subsidiaries, any of which may negatively impact the trading price of our common stock. The payment of any future dividend and the authorization of any share repurchases will be within the discretion of our Board of Directors and only out of funds legally available for such purposes. The payment of future cash dividends and future repurchases will depend upon our earnings, economic conditions, liquidity and capital requirements, and other factors, including our debt leverage. Accordingly, we cannot make any assurance that future dividends will be paid or future repurchases will be made.

In November 2025, the Board approved a $200.0 share repurchase program for the purchase of our common stock. Under the share repurchase program, shares may be repurchased in the open market, or otherwise, including under accelerated share repurchase programs, or under plans complying with Rule 10b5-1 under the Exchange Act. The specific timing, price, and size of purchases will depend on prevailing stock prices, general market and economic conditions, and other considerations. The program may be extended, suspended, or discontinued at any time without prior notice and does not obligate us to acquire any particular amount of common stock. Repurchases under the share repurchase program could affect the price of our common stock and the existence of the share repurchase program could cause the price of our common stock to be higher than it would be in the absence of the program and could potentially reduce the market liquidity for our common stock. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which the Company repurchased the shares. Although the share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term price fluctuations in our common stock could reduce the program’s effectiveness.

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

Risks Related to Acquisitions, Divestitures and Partnerships.
The Company may not be successful in executing potential acquisitions, investments, partnerships, joint ventures or divestitures. We may evaluate and consider acquisitions, investments or partnerships in companies, products, services and technologies, which could support our strategy and growth. This inherently involves risks, which may include: the risk of integrating business operations, cultures, retaining key personnel and maintaining appropriate systems and controls; the potential for unknown liabilities; the possibility that acquisitions, investments or partnerships may not yield the targeted financial or strategic benefits to the Company. There are risks with the formation, termination, or operation of joint ventures or other strategic alliances, which could have a material adverse effect on our financial condition, results of operations, and liquidity. Furthermore, the Company may divest certain non-core and/or non-accretive businesses to, among other things, simplify its business and generate proceeds. However, there can be no assurance that it will be successful in selling all or any such assets. The Company may incur substantial expenses associated with identifying and evaluating potential sales. The process of exploring any sales may be time consuming and disruptive to its business operations, and if the Company is unable to effectively manage the process, its business, financial condition and results of operations could be adversely affected. The Company also cannot assure that any potential sale, if consummated, will be beneficial to its stockholders. Any potential sale would be dependent upon factors that may be beyond the Company’s control, including, but not limited to, market conditions, industry trends, the interest of third parties in the assets and the availability of financing to potential buyers on reasonable terms.

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

As of December 31, 2025, the Company had $642.4 of goodwill. The techniques used in its qualitative and quantitative assessment and goodwill impairment tests incorporate a number of estimates and assumptions that are subject to change. Although the Company believes these estimates and assumptions are reasonable and reflect market conditions forecast at the assessment date, any changes to these assumptions and estimates due to market conditions or otherwise may lead to an outcome where impairment charges would be required in future periods.

General Risks.
The Company's ability to maintain effective internal control over financial reporting may be insufficient to allow it to accurately report its financial results or prevent fraud, and this could cause its financial statements to become materially misleading and adversely affect the trading price of its common stock. The Company requires effective internal control over financial reporting in order to provide reasonable assurance with respect to its financial reports and to effectively prevent fraud. However, internal controls have inherent limitations and may fail to prevent or detect misstatements due to human error, circumvention, override, or fraud. Accordingly, even effective controls can provide only reasonable assurance. If the Company cannot maintain adequate internal controls, including implementing necessary improvements, its business, financial condition, and results of operations could be harmed. Any material weakness could undermine investor confidence, impair access to financing or increase its cost, negatively affect perceptions of the Company among customers, lenders, investors and analysts, and require additional expenditures to remediate control deficiencies, all of which could materially and adversely affect the value of our common stock.

We may be exposed to certain regulatory and financial risks related to climate change. A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to climate change, including regulating greenhouse gas emissions. The outcome of new laws or regulation in the United States and other jurisdictions in which we operate may result in new requirements, additional charges to fund energy efficiency activities, and fees or restrictions on certain activities. This includes, for example, the European Union’s Corporate Sustainability Reporting Directive. Compliance with these climate change initiatives may result in additional costs to us, including, production costs, taxes, reduced emission allowances or restrictions on production or operations. Any future climate change regulations could hurt our ability to compete with companies who are not subject to such regulations. Increased public awareness and adverse publicity about potential impacts on climate change related to us or our industry could also harm us. We may not be able to recover the cost of compliance with these laws and regulations, which could adversely affect our results of operations or financial position.

Work stoppages or similar difficulties could significantly disrupt the Company’s operations, reduce our revenues and materially affect our earnings. A work stoppage, whether caused by fire, flooding, public health concerns, civil unrest, military hostilities, government shutdowns, natural disaster or otherwise, could have a material adverse effect on our business, financial condition and results of operations. A work stoppage at one of the Company’s suppliers could also materially and adversely affect our operations if an alternative source of supply were not readily available. In addition, if one or more of the Company’s customers were to experience a work stoppage, that customer could halt or limit purchases of our services or products, which could have a material adverse effect on our business, financial condition and results of operations.

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

The Company also seeks to enforce its intellectual property rights against infringement. The Company cannot predict the outcome of actions to enforce its intellectual property rights and it cannot guarantee that it will be successful in doing so. Any of the foregoing could have a materially adverse effect on the Company's business, operating results or financial condition.

The Company may be exposed to liabilities under the FCPA or other worldwide anti-bribery laws, which could harm its reputation and have a material adverse effect on its business. The Company is subject to global anti-bribery and related laws, including the FCPA, which prohibit bribery and other improper payments by the Company or third parties acting on its behalf, including to government officials, for the purpose of obtaining or retaining business or gaining an improper advantage. The FCPA also requires proper record keeping and characterization of such payments in the Company's reports filed with the SEC.

The Company, its employees and third parties acting on the Company’s behalf are required to comply with these laws, but in certain parts of the world where the Company operates, strict compliance may conflict with local customs and practices. Non-U.S. companies, including some that may compete with the Company, may not be subject to the FCPA or other anti-bribery laws and may follow local customs and practices. Accordingly, such companies may be more likely to engage in activities prohibited by the anti-bribery laws which apply to the Company, which could have a significant adverse impact on the Company's ability to compete for business in such countries.

Despite its commitment to compliance and ethics, the Company cannot eliminate the risk of intentional, reckless or negligent misconduct by employees or third parties. Actual or alleged violations could disrupt operations, lead to fines, debarment and other penalties, and materially adversely affect the Company’s reputation, business, financial condition and results of operations. Changes in anti-bribery or sanctions laws or enforcement could also increase compliance obligations and costs with similar adverse effects.

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

The Company’s actual operating results may differ significantly from its guidance. From time to time, the Company provides guidance, including in its SEC filings, regarding expected future performance. This guidance consists of forward-looking statements prepared by management and is qualified by the assumptions and other information in this Annual Report on Form 10-K, including the factors described under "Forward-Looking Statements Disclosure.” The guidance is not prepared in accordance with the guidelines of the American Institute of Certified Public Accountants, and neither the Company’s independent registered public accounting firm nor any other independent party compiles, examines, or provides assurance on it.

Guidance is based on numerous assumptions and estimates that are subject to business, economic, and competitive uncertainties, many beyond the Company’s control, and on specific assumptions about future decisions that may change. It is provided primarily to facilitate management’s discussion of the Company’s outlook with analysts and investors. The Company assumes no responsibility for projections or reports issued by third parties.

Because guidance is inherently speculative, some or all underlying assumptions may not materialize or may differ materially from actual results. Guidance reflects only management’s estimates as of the date issued, and the reliability of forecasts declines over longer horizons. Investors should consider the foregoing and avoid placing undue reliance on the guidance.

CONTROLS AND PROCEDURES. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

(a) MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

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

Under the supervision of the CEO and CFO and the Company's Board of Directors, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control-Integrated Framework (2013 framework)” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2025.

KPMG LLP, the Company’s independent registered public accounting firm, has issued an auditor’s report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. This report is included in Financial Statements and Supplementary Data section of this annual report on Form 10-K.

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. During the fourth quarter ended December 31, 2025, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Diebold Nixdorf, Incorporated:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statement of financial position of Diebold Nixdorf, Incorporated and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of earnings (loss), cash flows, comprehensive income (loss), and changes in shareholders’ equity for the years ended December 31, 2025 and 2024 (Successor), and the periods from January 1, 2023 through August 11, 2023 (Predecessor) and August 12, 2023 through December 31, 2023 (Successor), and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years ended December 31, 2025 and 2024 (Successor), and the periods from January 1, 2023 through August 11, 2023 (Predecessor) and August 12, 2023 through December 31, 2023 (Successor), in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 12, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Sufficiency of audit evidence over net sales
As discussed in Note 17 to the Company's consolidated financial statements, the Company recognizes net sales when it satisfies a performance obligation by transferring control over a product or service to a customer. The Company recorded $3,805.7 million of net sales in 2025.

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
Cleveland, Ohio
February 12, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Diebold Nixdorf, Incorporated:

Opinion on Internal Control Over Financial Reporting
We have audited Diebold Nixdorf, Incorporated and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial position of the Company as of December 31, 2025 and 2024, the related consolidated statements of earnings (loss), cash flows, comprehensive income (loss), and changes in shareholders’ equity for the years ended December 31, 2025 and 2024 (Successor), and the periods from January 1, 2023 through August 11, 2023 (Predecessor) and August 12, 2023 through December 31, 2023 (Successor), and the related notes (collectively, the consolidated financial statements), and our report dated February 12, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Cleveland, Ohio
February 12, 2026

STATEMENT OF FINANCIAL POSITION December 31 (in millions)	2025	2024
ASSETS
Cash, cash equivalents and restricted cash	$387.3	$311.3
Short-term investments (Note 1)	29.1	16.9
Trade receivables (Note 1)	609.4	588.5
Inventories (Note 6)	521.0	528.1
Prepaid expenses	50.9	45.8
Other current assets	189.1	177.3
Total current assets	1,786.8	1,667.9
Property, plant and equipment, net (Note 7)	286.0	246.2
Deferred income taxes (Note 5)	105.0	69.5
Goodwill (Note 8)	642.4	586.4
Customer relationships and other intangible assets, net (Note 8)	792.4	778.6
Other assets	241.8	194.9
Total assets	$3,854.4	$3,543.5
LIABILITIES
Accounts payable	$431.1	$460.2
Deferred revenue	325.8	320.7
Payroll and other benefits liabilities	201.6	173.2
Other current liabilities	413.0	312.2
Total current liabilities	1,371.5	1,266.3
Long-term debt (Note 11)	938.5	927.3
Pensions, post-retirement and other benefits	120.4	124.4
Deferred income taxes (Note 5)	200.7	176.8
Other liabilities	118.5	110.5
Total liabilities	2,749.6	2,605.3
EQUITY
Common stock (Note 12)	0.4	0.4
Paid-in-capital	1,060.5	1,048.4
Retained earnings (deficit)	91.9	(1.1)
Treasury shares, at cost (Note 12)	(130.7)	—
Accumulated other comprehensive income (loss) (Note 12)	77.8	(117.9)
Total Diebold Nixdorf stockholders' equity	1,099.9	929.8
Noncontrolling interests	4.9	8.4
Total equity	1,104.8	938.2
Total liabilities and equity	$3,854.4	$3,543.5

See accompanying notes to consolidated financial statements.

STATEMENT OF EARNINGS (LOSS)	Successor			Predecessor
(in millions, per share in dollars)	Year ended December 31,		Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023
	2025	2024
Net sales
Services	$2,168.9	$2,150.4	$858.4	$1,295.0
Products	1,636.8	1,600.7	770.2	836.9
Total revenues (Note 17)	3,805.7	3,751.1	1,628.6	2,131.9
Cost of sales
Services	1,648.5	1,616.9	658.2	922.4
Products	1,196.0	1,214.2	617.4	689.5
Total cost of sales	2,844.5	2,831.1	1,275.6	1,611.9
Gross profit	961.2	920.0	353.0	520.0
Selling and administrative expense	632.5	643.6	226.0	458.7
Research, development and engineering expense	86.7	93.6	34.4	62.3
Impairment of assets and other	—	0.7	0.2	4.5
Total costs and expenses	719.2	737.9	260.6	525.5
Operating profit (loss)	242.0	182.1	92.4	(5.5)
Other income (expense)
Interest income	8.9	12.3	6.3	6.7
Interest expense	(85.7)	(155.3)	(73.1)	(173.6)
Foreign exchange gain (loss), net	(44.1)	13.8	(12.2)	(1.2)
Reorganization items, net	—	—	(17.1)	1,614.1
Miscellaneous, net	4.0	1.5	(0.8)	12.3
Loss on extinguishment of debt	—	(7.1)	—	—
Income (loss) before taxes	125.1	47.3	(4.5)	1,452.8
Income tax expense (benefit)	24.1	64.3	(14.7)	90.4
Equity in earnings (loss) of unconsolidated subsidiaries, net	(3.5)	2.5	4.5	(0.5)
Net income (loss)	97.5	(14.5)	14.7	1,361.9
Net income (loss) income attributable to noncontrolling interests	2.9	2.0	1.3	(0.8)
Net income (loss) attributable to Diebold Nixdorf	$94.6	$(16.5)	$13.4	$1,362.7

Basic weighted-average shares outstanding	36.8	37.6	37.6	79.7
Diluted weighted-average shares outstanding	37.2	37.6	37.6	81.4

Net income (loss) attributable to Diebold Nixdorf
Basic earnings (loss) per share	$2.57	$(0.44)	$0.36	$17.10
Diluted earnings (loss) per share	$2.54	$(0.44)	$0.36	$16.74

See accompanying notes to consolidated financial statements.

STATEMENT OF CASH FLOWS	Successor			Predecessor
(in millions)	Year ended December 31,		Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023
	2025	2024
Net income (loss)	$97.5	$(14.5)	$14.7	$1,361.9
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation and amortization	127.5	132.3	59.0	77.3
Amortization of deferred financing costs into interest expense	6.4	1.9	0.9	21.8
Reorganization items (non-cash)	—	—	—	(1,747.6)
Reorganization items (debt make whole premium)	—	—	—	91.0
Share-based compensation	12.1	9.7	0.1	5.1
Loss (gain) on foreign currency transactions	38.8	(23.5)	6.0	(5.7)
Other	0.7	15.3	0.2	4.5
Deferred income taxes	(48.1)	(34.1)	(43.2)	79.8
Changes in certain assets and liabilities:
Trade receivables	25.9	99.6	(101.6)	9.9
Inventories	65.1	20.9	150.8	(98.1)
Sales tax and net value added tax	17.8	(19.1)	31.9	(38.1)
Accounts payable	(68.3)	(42.2)	75.0	(140.4)
Deferred revenue	(21.4)	(34.6)	(43.2)	(51.0)
Accrued salaries, wages and commissions	9.4	29.0	(1.0)	33.0
Restructuring accrual	24.7	5.8	(3.8)	(30.2)
Certain other assets and liabilities	12.6	2.7	12.2	11.8
Net cash provided (used) by operating activities	300.7	149.2	158.0	(415.0)
Proceeds from maturities of investments	306.0	288.8	129.0	153.2
Payments for purchases of investments	(318.4)	(295.2)	(129.5)	(141.0)
Payments for acquisitions, net of cash acquired	(24.5)	—	—	—
Capital expenditures	(37.4)	(17.4)	(9.8)	(15.1)
Capitalized software development	(24.3)	(23.0)	(9.8)	(13.1)
Other	1.0	1.3	—	—
Net cash used by investing activities	(97.6)	(45.5)	(20.1)	(16.0)
Borrowings-Revolving Credit Facility	—	200.0	—	—
Repayments-Revolving Credit Facility	—	(200.0)	—	—
Borrowings-New Revolving Credit Facility	—	70.0	—	—
Repayments-New Revolving Credit Facility	—	(70.0)	—	—
Borrowings and repayments of Exit Facility	—	(1,250.0)	—	1,250.0
Proceeds from the issuance of 2030 Senior Secured Notes	—	950.0	—	—
Debt issuance costs	—	(26.8)	—	(5.1)
Payment of Exit Facility Call Premium	—	(21.0)	—	—
Repayment of ABL credit agreement	—	—	—	(188.3)
Borrowings - FILO	—	—	—	58.9
Repayments - FILO	—	—	—	(58.9)
Repayment of superpriority term loan	—	—	—	(400.6)
Borrowings on international short-term uncommitted lines of credit	—	0.4	5.0	4.4
International short term uncommitted lines of credit and other repayments	—	(0.5)	(6.7)	(2.5)
Debt make-whole premium	—	—	—	(91.0)
Distributions to noncontrolling interest holders	(7.3)	(10.4)	—	—
Treasury share activity	(130.7)	—	—	—
Other	(5.9)	(8.2)	(2.3)	(3.4)
Net cash provided (used) by financing activities	(143.9)	(366.5)	(4.0)	563.5
See accompanying notes to consolidated financial statements.

STATEMENT OF CASH FLOWS (continued)	Successor			Predecessor
(in millions)	Year ended December 31,		Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023
	2025	2024
Effect of exchange rate changes on cash and cash equivalents	16.8	(18.2)	1.1	2.9
Change in cash, cash equivalents and restricted cash	76.0	(281.0)	135.0	135.4
Add: Cash included in assets held for sale at beginning of period	—	—	0.7	2.8
Less: Cash included in assets held for sale at end of period	—	—	—	0.7
Cash, cash equivalents and restricted cash at the beginning of the period	311.3	592.3	456.6	319.1
Cash, cash equivalents and restricted cash at the end of the period	$387.3	$311.3	$592.3	$456.6
Cash paid for: Income taxes	57.2	56.1	21.4	25.2
Cash paid for: Interest	59.1	149.4	52.7	74.7

STATEMENT OF COMPREHENSIVE INCOME (LOSS)	Successor			Predecessor
(in millions)	Year ended December 31,		Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023
	2025	2024
Net income (loss)	$97.5	$(14.5)	$14.7	$1,361.9
Other comprehensive income (loss), net of tax:
Translation adjustment (net of tax of (19.0), $12.7 and $— in the Successor Periods and $— in the Predecessor Period, respectively)	185.3	(126.1)	14.4	21.0
Foreign currency hedges (net of tax of $—, $— and $— in the Successor Periods and $— in the Predecessor Period, respectively)	(5.9)	—	(0.1)	4.7
Interest rate hedges, net income (loss) recognized in other comprehensive income (net of tax of $—, $(0.1) and $— in the Successor Periods and $— in the Predecessor Periods, respectively)	—	(0.1)	—	3.4
Pension and other post-retirement benefits:
Prior service credit (cost) recognized during the period (net of tax of $(0.1), $(0.7) and $(0.2) in the Successor Periods and $0.2 in the Predecessor Period, respectively)	0.7	0.2	0.4	(0.2)
Net actuarial gains (losses) recognized during the period (net of tax of $(2.6), $2.5 and $2.6 in the Successor Periods and $(3.8) in the Predecessor Period, respectively)	18.0	(0.9)	(6.5)	3.2
Net actuarial gains (losses) recognized due to settlement (net of tax of $0.5, $(3.2) and $— in Successor Periods and $1.1 in the Predecessor Period, respectively)	(3.6)	1.2	0.1	(0.9)
Currency impact (net of tax of $(0.1), $0.3 and $0.1 in the Successor Periods and $(1.3) in the Predecessor Period, respectively)	0.7	(0.1)	(0.1)	1.1
Other	(0.3)	—	(0.4)	—
Other comprehensive income (loss), net of tax	194.9	(125.8)	7.8	32.3
Comprehensive income (loss)	292.4	(140.3)	22.5	1,394.2
Less: comprehensive income (loss) attributable to noncontrolling interests	2.1	1.7	1.5	(8.5)
Comprehensive income (loss) attributable to Diebold Nixdorf, Incorporated	$290.3	$(142.0)	$21.0	$1,402.7

See accompanying notes to consolidated financial statements.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY	Successor			Predecessor
(in millions)	Year ended December 31,		Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023
	2025	2024
Beginning balance	$0.4	$0.4	$0.4	$119.8
Share-based compensation issued	—	—	—	1.4
Elimination of Predecessor common shares	—	—	—	(121.2)
Issuance of Successor common stock	—	—	—	0.4
Common stock (1)	$0.4	$0.4	$0.4	$0.4
Beginning balance	$(117.9)	$7.6	$—	$(360.0)
Other comprehensive income (loss)	195.7	(125.5)	7.6	40.0
Elimination of Predecessor accumulated other comprehensive income			—	320.0
Accumulated other comprehensive income (loss)	$77.8	$(117.9)	$7.6	$—
Beginning balance	$1,048.4	$1,038.7	$1,038.6	$831.5
Share-based compensation issued	—	—	—	(1.5)
Share-based compensation expense	12.1	9.7	0.1	2.4
Acceleration of Predecessor awards	—	—	—	2.8
Elimination of Predecessor additional capital	—	—	—	(835.2)
Issuance of Successor common stock	—	—	—	1,038.6
Paid-in-capital	$1,060.5	$1,048.4	$1,038.7	$1,038.6
Beginning balance	$(1.1)	$17.1	$4.4	$(1,406.7)
Net income (loss) attributable to the Company	94.6	(16.5)	13.4	1,362.7
Distribution to noncontrolling interest holders, net	(1.6)	(1.7)	(0.7)	—
Elimination of Predecessor retained earnings	—	—	—	48.4
Retained earnings	$91.9	$(1.1)	$17.1	$4.4
Beginning balance	$—	$—	$—	$(585.6)
Purchases	(130.7)	—	—	(0.8)
Elimination of Predecessor treasury shares	—	—	—	586.4
Treasury shares	$(130.7)	$—	$—	$—
Beginning balance	$—	$—	$—	$20.1
Elimination of equity warrants	—	—	—	(20.1)
Equity warrants	$—	$—	$—	$—
Diebold Nixdorf Shareholders' equity	1,099.9	929.8	1,063.8	1,043.4
Beginning balance	$8.4	$15.4	$13.9	$9.8
Net earnings (loss) attributable to noncontrolling interests	2.9	2.0	1.3	(0.8)
Noncontrolling interests other comprehensive income (loss)	(0.8)	(0.3)	0.2	(7.7)
Distributions to non-controlling interest holders, net	(5.6)	(8.7)	—	—
Change in value of non-controlling interests	—	—	—	12.6
Noncontrolling interests	4.9	8.4	15.4	13.9
Total equity balance at December 31	$1,104.8	$938.2	$1,079.2	$1,057.3
(1) Successor Common Stock par value is $0.01, and the Predecessor Common Shares par value is $1.25.

See accompanying notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. Principles of Consolidation. The consolidated financial statements of Diebold Nixdorf Incorporated and its wholly- and majority-owned subsidiaries (collectively, the Company) include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated, including common control transfers among subsidiaries of the Company.

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

International Operations. The financial statements of the Company’s international operations are measured using local currencies as their functional currencies, with the exception of financial results from Argentina, Singapore, El Salvador, and Switzerland, which have a functional currency other than local currency. These operations used either United States dollar (USD) or euro as their functional currency depending on the concentration of USD or euro transactions and distinct financial information. The Company translates the assets and liabilities of its non-U.S. subsidiaries at the exchange rates in effect at year end and the results of operations at the average rate throughout the year. The translation adjustments are recorded directly as a separate component of stockholders’ equity, while realized and unrealized transactional gains (losses) are included in net income (loss).

Revenue Recognition. Refer to Note 17.

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

Property, plant and equipment and long-lived assets. Refer to Note 7.

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

Lease Accounting for Lessee Arrangements. Contractual arrangements are evaluated at inception to determine if the arrangements contains a lease. The Company utilizes lease agreements to meet its operational needs, including office space, warehouses, vehicles and IT equipment. The Company's lease population has initial lease terms ranging from less than one year to approximately fifteen years. Some leases include one or more options to renew, with renewal terms that can extend the lease term from six months to 15 years. Options to extend, purchase or terminate the lease are included as part of the right of use (ROU) lease asset and liability when it is reasonably certain the Company will exercise the option. For all lease assets, the fixed lease and non-lease components are accounted for as a single lease component when determining the ROU asset and lease liability. As most leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. In order to apply the incremental borrowing rate, a rate table was developed to assign the appropriate rate to each lease based on lease term and currency of payments. For leases with large numbers of underlying assets, a portfolio approach with a collateralized rate was utilized. Assets were grouped based on similar lease terms and economic environments in a manner whereby the Company reasonably expects that the application does not differ materially from a lease-by-lease approach.

Taxes on Income. Refer to Note 5.

Sales Tax. The Company collects sales taxes from customers and accounts for sales taxes on a net basis.

Cash, Cash Equivalents and Restricted Cash. The Company considers highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Financial Instruments. The carrying amount of cash and cash equivalents, short-term investments, trade receivables and accounts payable approximated their fair value because of the relatively short maturity of these instruments. The Company’s risk-management strategy allows for the use of derivative financial instruments such as forwards to hedge certain foreign currency exposures and interest rate swaps to manage interest rate risk. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. The Company does not enter into derivatives for trading purposes. The Company recognizes all derivatives on the statement of financial position at fair value. Changes in the fair values of derivatives that are not designated as hedges are recognized in earnings. If the derivative is designated and qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either offset against the change in the hedged assets or liabilities through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.

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

Short-Term Investments The Company has investments in securities, primarily in Brazil, that are recorded at cost, which approximates fair value. Changes in fair value are recognized in interest income, determined using the specific identification method, and were minimal. There were no gains from the sale of securities or proceeds from the sale of securities prior to the maturity date for the year ended December 31, 2025 and 2024. The cost basis and fair value of these investments was $29.1 and $16.9 as of December 31, 2025 and 2024, respectively.

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

Refer to Note 15 for further details of assets and liabilities subject to fair value measurement.

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

	Successor			Predecessor
	Year ended December 31,		Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023
	2025	2024
Beginning balance	$10.9	$3.6	$—	$34.5
Charged to costs and expenses	19.2	17.8	8.0	16.6
Charged to other accounts (1)	(1.4)	(1.2)	(0.2)	(0.3)
Deductions (2)	(22.7)	(9.3)	(4.2)	(14.7)
Fresh Start Accounting adjustment	—	—	—	(36.1)
Ending balance	$6.0	$10.9	$3.6	$—
(1)    Includes net effects of foreign currency translation
(2)    Uncollectible accounts written-off, net of recoveries.

Financing Receivables. The Company records the lifetime expected loss on finance lease receivables on a customer-by-customer basis and evaluates specific customer circumstances, aging of invoices, credit risk changes, payment patterns and historical loss experience with consideration given to current trends. After all efforts at collection have been unsuccessful, the account is deemed uncollectible and is written off.

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

Deferred Revenue. Refer to Note 17.

Goodwill. Refer to Note 8.

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

Pensions and Other Post-retirement Benefits. Refer to Note 13.

Noncontrolling Interests. Noncontrolling interests represent the portion of profit or loss, net assets and comprehensive income that is not allocable to the Company.

Related Party Transactions. The Company has certain strategic alliances that are not consolidated. The Company's strategic alliances are not significant subsidiaries and are accounted for under the equity method of investments. The Company owns 48.1% of Inspur (Suzhou) Financial Information Technology Co., Ltd (Inspur JV) and 49.0% of Aisino-Wincor Retail & Banking Systems (Shanghai) Co., Ltd (Aisino JV) as of December 31, 2025. The Company engages in transactions with these entities in the ordinary course of business. As of December 31, 2025, the Company had accounts receivable due from and accounts payable due to these affiliates of $11.0 and $22.2, respectively, which are included in trade receivables, less allowances for doubtful accounts and accounts payable, respectively, on the consolidated statement of financial position.

Recently Adopted Accounting Guidance. In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). The amendments of ASU 2023-09 improves the transparency of financial reporting by adding requirements for disclosures related to effective tax rate reconciliation, as well as information on income taxes paid. Upon adoption as of December 31, 2025, the guidance was applied on a prospective basis. Refer to Note 5 of the consolidated financial statements for more information.

Recently Issued Accounting Guidance. In November 2024, the FASB issued ASU 2024-03 Comprehensive Income (Topic 220) -Disaggregation of Income Statement Expenses, which is expected to lead to incremental disclosure about the type of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented captions. In September 2025 they issued ASU 2025-06 Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which improves Subtopic 350-40 to increase the operability of the recognition guidance considering different methods of software developments. ASU 2024-03 and ASU 2025-06 are effective on December 31, 2027 and the Company is currently assessing the impact that they will have on its consolidated financial statements. In November 2024 the FASB issued ASU 2024-04 Debt (Topic 740) - Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion, and is effective on December 31, 2026. The Company does not expect this ASU will have a significant impact on its consolidated financial statements.

Bankruptcy Accounting and Fresh Start Accounting. The consolidated financial statements of the Company for the Predecessor Period of January 1, 2023 through August 11, 2023 have been prepared using the going concern basis of accounting and in accordance with FASB Accounting Standards Codification (ASC) Topic No. 852 – Reorganizations (ASC 852). See Note 2 for further detail.

Upon emergence from the Chapter 11 Cases and Dutch Scheme Proceedings (see Note 2), the Company qualified for and applied fresh start accounting (Fresh Start Accounting), at which point we became a new entity for financial reporting because (i) the holders of the then existing common shares of the Predecessor received less than 50% of the new shares of common stock of the Successor outstanding upon emergence and (ii) the reorganization value of the Company’s assets immediately prior to confirmation of the Plans (defined in Note 2) was less than the total of all post-petition liabilities and allowed claims.

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

References to “Predecessor” relate to the consolidated statements of operations for the period from January 1, 2023 through and including the adjustments from the application of Fresh Start Accounting on August 11, 2023. References to “Successor” relate to the consolidated statements of financial position of the reorganized Company as of December 31, 2024 and December 31, 2025 and consolidated statements of operations for the period from August 12, 2023 through December 31, 2023 and for the twelve months ended December 31, 2024 and 2025, and are not comparable to the consolidated financial statements of the Predecessor as indicated by the “black line” division in the financial statements and footnote tables, which emphasizes the lack of comparability between amounts presented. The Company’s financial results for future periods following the application of Fresh Start Accounting will be different from historical trends and the differences may be material.

NOTE 2: CHAPTER 11 CASES AND DUTCH SCHEME PROCEEDINGS. On June 1, 2023, the Company and certain of its U.S. and Canadian subsidiaries (collectively, the Debtors) filed voluntary petitions in the U.S. Bankruptcy Court for the Southern District of Texas (the U.S. Bankruptcy Court) seeking relief under chapter 11 of title 11 of the U.S. Code (the U.S. Bankruptcy Code), which cases were jointly administered (the Chapter 11 Cases). Additionally, on June 1, 2023, Diebold Nixdorf Dutch Holding B.V. (Diebold Dutch) filed a scheme of arrangement relating to certain of the Company’s other subsidiaries (the Dutch Scheme Parties) and commenced voluntary proceedings (the Dutch Scheme Proceedings) under the Dutch Act on Confirmation of Extrajudicial Plans in the District Court of Amsterdam (the Dutch Court). On June 12, 2023, Diebold Dutch also filed a voluntary petition for relief under chapter 15 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court seeking recognition of the Dutch Scheme Proceedings as a foreign main proceedings and related relief (the Chapter 15 Proceedings).

On July 13, 2023, the U.S. Bankruptcy Court confirmed the Debtors’ Second Amended Joint Prepackaged Chapter 11 Plan of Reorganization (the U.S. Plan). On August 2, 2023, the Dutch Court entered an order (the Dutch Sanction Order) sanctioning the Netherlands WHOA Plan of Diebold Dutch and the Dutch Scheme Companies (the Dutch Plan) in the Dutch Scheme Proceedings.

On August 11, 2023 (the Effective Date or Fresh Start Reporting Date), the U.S. Plan and Dutch Plan (together, the Plans) became effective in accordance with their terms and the Debtors and the Dutch Scheme Parties emerged from the Chapter 11 Cases and the Dutch Scheme Proceedings. Following filing the notice of the Effective Date with the U.S. Bankruptcy Court, the Chapter 15 Proceedings were closed.

NOTE 3: EARNINGS (LOSS) PER SHARE. During the Predecessor Period, the Company’s participating securities included restricted stock units (RSUs), director deferred shares and shares that were vested but deferred by employees. The Company calculated basic and diluted earnings (loss) per share under both the treasury stock method and the two-class method. For the Successor Period the years ending December 31, 2025 and 2024 and the period from August 12, 2023 through December 31, 2023 and the Predecessor Period of the period from January 1, 2023 through August 11, 2023, there were no differences in the earnings (loss) per share amounts calculated using the two methods. Accordingly, the treasury stock method is disclosed below; however, because the Company was in a net loss position for the year ended December 31, 2024, dilutive shares are excluded from the shares used in the computation of diluted loss per share. The following table represents amounts used in computing earnings (loss) per share and the effect on the weighted-average number of shares of dilutive potential common stock:

	Successor			Predecessor
	Year ended December 31,		Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023
	2025	2024
Earnings used in basic and diluted earnings per share
Net income (loss)	$97.5	$(14.5)	$14.7	$1,361.9
Net income (loss) income attributable to noncontrolling interests	2.9	2.0	1.3	(0.8)
Net income (loss) attributable to Diebold Nixdorf	$94.6	$(16.5)	$13.4	$1,362.7

Weighted-average common shares in basic earnings (loss) per share	36.8	37.6	37.6	79.7
Effect of dilutive shares (1)	0.4	—	—	1.7
Weighted-average number of shares used in diluted earnings (loss) per share	37.2	37.6	37.6	81.4

Net income (loss) attributable to Diebold Nixdorf
Basic earnings per share	$2.57	$(0.44)	$0.36	$17.10
Diluted earnings (loss) per share	$2.54	$(0.44)	$0.36	$16.74

Anti-dilutive shares
Anti-dilutive shares not used in calculating diluted weighted-average shares	0.1	1.1	—	2.1
(1)Shares of 0.1 for the year ended December 31, 2024 are excluded from the computation of diluted earnings (loss) per share because the effects are anti-dilutive due to the net loss position.

NOTE 4: SHARE-BASED COMPENSATION. The Company recognizes costs resulting from all share-based payment transactions based on the fair value of the award as of the grant date. Awards are valued at fair value and compensation cost is recognized on a straight-line basis over the requisite periods of each award. To cover the exercise and/or vesting of its share-based payments, the Company uses a combination of new shares from its authorized, unissued share pool and its treasury shares. On the Effective Date, the then existing common shares of the Predecessor were canceled and new common stock of the Successor was issued. Accordingly, the existing share-based compensation awards issued pursuant to the 2017 Equity and Performance Incentive Plan were also canceled, which resulted in the recognition of any previously unamortized expense related to the canceled awards on the date of cancellation. Pursuant to the U.S. Plan, the reorganized Company adopted a new management incentive plan. In the Successor Periods stock options and RSUs were issued to officers and other management employees under the Company’s 2023 Plan. The number of shares of common stock that may be issued pursuant to the 2023 Equity and Incentive Plan (the 2023 Plan) was 2.4, of which 0.6 shares were available for issuance at December 31, 2025. The following table summarizes the components of the Company’s employee and non-employee directors share-based compensation programs recognized as selling and administrative expense:

	Successor			Predecessor
	Year ended December 31,		Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023
	2025	2024
Pre-tax compensation expense	$3.4	$4.1	$0.1	$—
Tax benefit	(0.7)	(0.9)	—	—
Stock option expense, net of tax(1)	$2.7	$3.2	$0.1	$—
Pre-tax compensation expense	$8.7	$5.6	$—	$2.3
Acceleration of Predecessor awards	—	—	—	2.7
Tax benefit	(1.5)	(1.3)	—	(1.2)
RSU expense, net of tax(2)	$7.2	$4.3	$—	$3.8
Pre-tax compensation expense	$—	$—	$—	$0.1
Performance share expense, net of tax	$—	$—	$—	$0.1
Pre-tax compensation expense	$12.1	$9.7	$0.1	$2.4
Acceleration of Predecessor awards	—	—	—	2.7
Tax benefit	(2.2)	(2.2)	—	(1.2)
Total share-based compensation, net of tax	$9.9	$7.5	$0.1	$3.9
(1) Unrecognized compensation costs related to unvested stock option awards as of December 31, 2025 was $6.1, which will be amortized over a weighted average period of 1.7 years.
(2) Unrecognized compensation costs related to unvested RSU awards as of December 31, 2025 was $14.3, which will be amortized over a weighted average period of 1.4 years.

Stock option awards vest based on the achievement of specified share prices during the over four years. The option exercise prices equal the closing price of the Company’s common shares on the date of grant. During the 2023 Successor Period, stock options were granted to non-employee directors that vest after a period of one year to four years, have a term of five years from the issuance date, and have an exercise price of $30.00. No stock options were granted in 2025. RSU awards provide the issuance of one share of common stock of the Company at no cost to the holder and are granted to both employees and non-employee directors. RSUs either cliff vest after one year or vest per annum over a three or four-year period. Non-vested employee RSUs are forfeited upon termination unless the Board of Directors determines otherwise. The table below summarizes the weighted average grant date fair value for stock option and RSU awards:

	Successor			Predecessor
	Year ended December 31,		Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023
	2025	2024
Stock options	$—	$12.41	$4.73	$—
RSUs	$44.53	$34.66	$29.00	$—
The estimated fair value of the options granted in the 2024 and 2023 Successor Periods were calculated using a Monte Carlo simulation and Black-Scholes option pricing model, respectively. Key assumptions used in these valuations include risk free rates of 4.19% and 3.94%, dividend yields of —% and —%, expected volatility of 47.16% and 65.00% and expected lives of 3.95 years and 3.75 years for the Successor Periods of the year ended December 31, 2024 and the period from August 12, 2023 through December 31, 2023, respectively. Stock option and RSU awards outstanding and exercisable as of December 31, 2025, and changes during the period were as follows:

	Stock options				RSUs
	Number of Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	1.1	$31.58			0.6	$32.60
Expired or forfeited	(0.1)	$30.00			(0.1)	$33.22
Exercised	—	$—			(0.2)	$33.21
Granted	—	$—			0.2	$44.53
Outstanding at December 31, 2025	1.0	$31.73	5.5	$—	0.5	$37.66
Exercisable at December 31, 2025	0.3	$30.00	2.7	$—	N/A	N/A	N/A	N/A

The total fair value of RSUs vested during the year ended December 31, 2025 and 2024, the period from August 12, 2023 to December 31, 2023, and the period from January 1, 2023 to August 11, 2023 was $6.1, $2.0, $—, and $8.2, respectively.

Liability Classified Awards. In addition to the awards described above, the Company has certain performance and service-based awards that will be settled in cash and are accounted for as liabilities. The total compensation expense for these awards was $14.7, $11.6, $1.8, and $3.8 for years ended December 31, 2025 and 2024, the period from August 12, 2023 to December 31, 2023, and the period from January 1, 2023 to August 11, 2023, respectively. These awards vest ratably or cliff vest over a three-year period.

NOTE 5: INCOME TAXES. Deferred taxes are provided on the asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences, operating loss carry-forwards and tax credits. Deferred tax liabilities are recognized for taxable temporary differences and undistributed earnings in certain jurisdictions. Deferred tax assets are reduced by a valuation allowance when, based upon the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Determination of a valuation allowance involves estimates regarding the timing and amount of the reversal of taxable temporary differences, expected future taxable income and the impact of tax planning strategies. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

The following table presents components of income (loss) from operations before taxes:

	Successor			Predecessor
	Year ended December 31,		Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023
	2025	2024
Domestic	$(206.3)	$(195.8)	$(67.1)	$797.1
Foreign	331.4	243.1	62.6	655.7
Total	$125.1	$47.3	$(4.5)	$1,452.8

The following table presents the components of income tax expense (benefit):

	Successor			Predecessor
	Year ended December 31,		Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023
	2025	2024
Current
U.S. federal	$(0.6)	$6.8	$(1.5)	$(3.7)
Foreign	72.8	59.1	33.0	14.4
State and local	—	6.5	(0.4)	—
Total current	72.2	72.4	31.1	10.7
Deferred
U.S. federal	(18.9)	(15.7)	(27.1)	29.5
Foreign	(26.5)	11.6	(11.7)	42.0
State and local	(2.7)	(4.0)	(7.0)	8.2
Total deferred	(48.1)	(8.1)	(45.8)	79.7
Income tax expense (benefit)	$24.1	$64.3	$(14.7)	$90.4

Income tax expense (benefit) attributable to income (loss) from operations before taxes differed from the amounts computed by applying the U.S. federal income tax rate of 21% to pre-tax income (loss) from operations. The following table presents these differences:

	Year ended December 31, 2025
	Total	%
Earnings from continuing operations, before income tax expense	$125.1
U.S. federal statutory tax rate	26.3	21.0%
United States
State and local income taxes(1)	(2.7)	(2.1)%
Federal
Effect of cross-border tax laws
U.S. taxed foreign income - Subpart F	7.5	6.0%
U.S. taxed foreign income - GILTI	48.3	38.6%
Foreign tax credits	(37.7)	(30.2)%
Foreign exchange gain (loss)	(2.1)	1.7%
Tax credits
Other tax credits	(1.1)	(0.9)%
Changes in valuation allowances	(11.8)	(9.4)%
Nontaxable or nondeductible items
Non-deductible compensation	2.4	1.9%
Non-deductible interest expense	5.1	4.0%
Other	(1.2)	(0.9)%
Other adjustments	1.1	0.9%

	Year ended December 31, 2025
	Total	%
Brazil
Effect of rates different than statutory	3.6	2.9%
Tax on undistributed earnings of subsidiaries	11.4	9.1%
Other	(0.7)	(0.6)%
Canada
Changes in valuation allowances	(3.9)	(3.1)%
State and local income taxes	(2.1)	(1.7)%
Other	1.8	1.5%
Germany
Effect of rates different than statutory	(7.6)	(6.0)%
Enactment of new tax laws	(18.7)	(14.9)%
State and local income taxes	22.9	18.3%
Other	0.9	0.7%
Mexico
Changes in valuation allowances	(17.5)	(14.0)%
Other	1.8	1.4%
Netherlands
Non-deductible interest expense	2.4	1.9%
Other	1.0	0.8%
Switzerland
Effect of rates different than statutory	(4.6)	(3.7)%
State and local income taxes	4.1	3.3%
Other	(0.4)	(0.3)%
Thailand	2.1	1.7%
Turkey
Changes in valuation allowances	2.5	2.0%
Other	(1.4)	(1.1)%
Other foreign jurisdictions	6.0	4.8%
Changes in unrecognized tax benefits	(13.6)	(10.8)%
Income tax expense	$24.1	19.3%
(1) During the year ended December 31, 2025, state and local income taxes in California, New York, New Jersey, Florida, Illinois, and Pennsylvania comprise greater than 50% of the tax effect in this category.

	Successor		Predecessor
	Year ended December 31,	Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023
	2024
Statutory tax expense (benefit)	$9.9	$(0.9)	$305.1
State and local taxes (net of federal tax benefit)	2.2	(5.1)	8.4
Brazil non-taxable incentive	—	(3.3)	(0.6)
Valuation allowances	6.6	1.1	(194.0)
Foreign tax rate differential	17.4	1.5	47.3
Tax on unremitted foreign earnings	(3.5)	1.5	6.8
Change to uncertain tax positions	(3.2)	—	(1.8)
U.S. taxed foreign income	6.3	(9.2)	23.6
Non-deductible (non-taxable) items	17.2	16.2	65.8
Reorganization/Fresh Start reporting	—	(21.5)	(170.9)
Prior year deferred true up	(1.5)	1.0	(6.1)
Return to provision	3.6	(1.2)	8.4
Withholding tax and other taxes	9.2	5.1	0.6
Other	0.1	0.1	(2.2)
Income tax expense (benefit)	$64.3	$(14.7)	$90.4

The effective tax rate for the year ended December 31, 2025 was 19.3%. The effective rate differed from the U.S. federal statutory rate due to variations in the jurisdictional mix of earnings, U.S. tax on foreign income, withholding taxes, and adjustments to valuation allowances and unrecognized tax benefits.

The effective tax rate for the year ended December 31, 2024 was 135.9%. The effective rate differed from the U.S. federal statutory rate due to variations in the geographical mix of earnings, non-deductible expenses, U.S. tax on foreign income, and withholding taxes.

The effective tax rate for the period from August 12, 2023 through December 31, 2023 was 326.7%. Significant differences from the U.S. federal statutory rate included non-deductible expenses, U.S. tax on foreign income, withholding taxes, and impact of the reorganization, all of which have a significant impact on the effective tax rate due to the minimal pre-tax income.

The effective tax rate for the period from January 1 to August 11, 2023 was 6.2%. The effective tax rate differed compared to the U.S. federal statutory rate due to the tax impacts of reorganization and fresh-start adjustments, including adjustments to the Company's valuation allowance and permanent differences.

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

	Successor			Predecessor
	Year ended December 31,		Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023
	2025	2024
Balance at beginning of the period	$55.4	$52.6	$52.7	$52.1
Increases (decreases) related to prior year tax positions, net	(12.6)	5.2	—	0.1
Other	2.0	(0.5)	—	0.5
Reductions due to lapse of applicable statute of limitations	(0.4)	(1.9)	(0.1)	—
Balance the end of the period	$44.4	$55.4	$52.6	$52.7

Of the Company's $44.4 unrecognized tax benefits as of December 31, 2025, if recognized, $4.4 would affect the Company's effective tax rate. The remaining $40.0 relates to a prior year tax return position, which if recognized, would be offset by changes in valuation allowances and have no effect on the Company's effective tax rate.

The Company classifies interest expense and penalties related to the underpayment of income taxes in the consolidated financial statements as income tax expense. As of December 31, 2025 and 2024, accrued interest and penalties related to unrecognized tax benefits totaled $0.4 and $0.9, respectively.

Tax years prior to 2019, as well as 2021, are closed by statute for U.S. federal tax purposes. The Company is subject to tax examination in various U.S. state jurisdictions for tax years 2016 to the present. In addition, the Company is subject to a German tax audit for tax years 2021-2022, and other various foreign jurisdictions for tax years 2013 to the present.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:

	2025	2024
Deferred tax assets
Accrued expenses	$141.9	$139.3
Warranty accrual	9.4	6.5
Deferred compensation	3.7	2.0
Allowances for doubtful accounts	3.4	3.7
Inventories	21.6	17.0
Deferred revenue	24.8	26.7
Pensions, post-retirement and other benefits	46.8	45.5
Capitalized R&D	29.0	29.8
Tax credits	19.5	6.0
Net operating loss carryforwards	83.0	99.8
Capital loss carryforwards	1.3	1.3
State deferred taxes	6.8	7.0
Lease liability	35.6	30.6
Other	—	3.4
	426.8	418.6
Valuation allowances	(177.3)	(213.4)
Net deferred tax assets	$249.5	$205.2

Deferred tax liabilities
Property, plant and equipment, net	$21.4	$15.4
Goodwill and intangible assets	218.7	226.6
Undistributed earnings	48.6	38.0
Right-of-use assets	37.0	32.0
Other	18.8	0.5
Net deferred tax liabilities	344.5	312.5
Net deferred tax liabilities	$(95.0)	$(107.3)

Deferred income taxes reported in the consolidated statement of financial position as of December 31 are as follows:

	2025	2024
Deferred income taxes - assets[1]	$105.7	$69.5
Deferred income taxes - liabilities	(200.7)	(176.8)
Net deferred tax liabilities	$(95.0)	$(107.3)
(1) Includes 0.7 of deferred income taxes for the year ended December 31, 2025, which is included in Other current assets in our Statement of Financial Position.

As of December 31, 2025, the Company had domestic and international net operating loss (NOL) carryforwards of $491.7, resulting in an NOL deferred tax asset of $93.6. Of these NOL carryforwards, $222.9 expire at various times between 2026 and 2046 and $268.8 does not expire.
The Company recorded a valuation allowance to reflect the estimated amount of certain U.S., foreign and state deferred tax assets that, more likely than not, will not be realized. The net change in total valuation allowance for the years ended the December 31, 2025 and 2024 were decreases of $36.1 and $20.2, respectively. The 2025 valuation allowance decrease was driven primarily by utilization of foreign net operating losses and certain valuation allowance releases. Of the total 2025 net decrease of $36.1, the Company recorded $40.9 decrease to tax benefit, approximately $4.8 increase was recorded to stockholder’s equity.

For the years ended December 31, 2025 and 2024, provisions were made for foreign withholding taxes and estimated foreign income taxes which may be incurred upon the remittance of certain undistributed earnings in foreign subsidiaries and foreign unconsolidated affiliates. Provisions have not been made for income taxes on undistributed earnings at December 31, 2025 in foreign subsidiaries and corporate joint ventures that were deemed permanently reinvested. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, depends on certain circumstances existing if and when remittance occurs. A deferred tax liability will be recognized if and when the Company no longer plans to permanently reinvest these undistributed earnings.

The amount of cash taxes paid by the Company were as follows:

2025
U.S. federal	$2.3
U.S. state and local	1.7
Foreign
Brazil	10.0
Malaysia	3.4
Netherlands	4.2
South Africa	4.3
Switzerland	3.1
Thailand	4.3
Other foreign	23.9
Total income taxes paid	$57.2

NOTE 6: INVENTORIES. Major classes of inventories at December 31 are summarized as follows:

	2025	2024
Raw materials and work in process	$173.3	$170.3
Finished goods	154.0	183.9
Total product inventories	327.3	354.2
Service parts	193.7	173.9
Total inventories	$521.0	$528.1

NOTE 7: PROPERTY, PLANT AND EQUIPMENT AND OPERATING LEASES. Property, plant and equipment and long-lived assets are recorded at historical cost, including interest where applicable. Impairment of property, plant and equipment and long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized at that time to reduce the asset to the lower of its fair value or its net book value.

		Original Cost
	Estimated Useful Life (years)	2025	2024
Land and land improvements	(1)	$19.3	$17.2
Buildings and building improvements	15-30	52.4	47.3
Machinery, tools and equipment	3-12	36.8	32.2
Leasehold improvements (2)	10	10.5	3.5
Computer equipment and software	3-10	34.6	18.4
Furniture and fixtures	5-8	25.5	15.9
Tooling	5	26.8	21.9
Construction in progress		19.7	13.5
Less accumulated depreciation		(81.0)	(41.8)
Right-of use operating lease assets		141.4	118.1
Total property plant and equipment, net		$286.0	$246.2
(1)Estimated useful life for land and land improvements is perpetual and 15 years, respectively.
(2)The estimated useful life for leasehold improvements is the lesser of 10 years or the term of the lease.

Depreciation expense. Depreciation expense was $33.1, $29.5, $16.2 and $18.3 for the Successor Periods for the years ended December 31, 2025 and 2024 and from August 12, 2023 to December 31, 2023, and the Predecessor Period from January 1, 2023 to August 11, 2023, respectively.

Operating lease liabilities. Our current operating lease liabilities, included in Other current liabilities in our Statement of Financial Position, were $51.8 and $43.3 as of December 31, 2025 and 2024, respectively. Our non-current operating lease liabilities, included in Other liabilities in our Statement of Financial Position, were $91.9 and $76.3 as of December 31, 2025 and 2024, respectively.

	Successor			Predecessor
	Year ended December 31,		Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023
Operating Lease Expense	2025	2024
Operating lease expense	$71.2	$64.6	$25.3	$41.9
Variable lease expense	$10.5	$11.9	$4.1	$5.2

Maturity of Operating Lease Liabilities	2026	2027	2028	2029	2030	Thereafter	Total
Undiscounted lease payments	$60.5	$42.7	$28.8	$16.0	$4.4	$13.1	$165.5
Less: present value discount							(21.8)
Total lease liability as of December 31, 2025							$143.7

	Successor			Predecessor
	Year ended December 31,		Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023
Supplemental Information Related to Operating Leases	2025	2024
Operating cash flows used for operating leases	$70.6	$70.5	$30.1	$43.3
Right-of-use assets obtained in exchange for new lease liabilities	$50.5	$59.5	$6.7	$19.2
Weighted-average remaining lease term	4.1	2.8	4.8
Weighted-average discount rate	7.46%	6.30%	8.30%

NOTE 8: GOODWILL AND INTANGIBLE ASSETS. The Company tests for impairment of all existing goodwill at least annually as of October 1, or more frequently, if necessary. If the Company's qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative impairment test is used to identify potential goodwill impairment and measure the amount of any impairment loss to be recognized. The techniques used in the Company's assessments incorporate a number of assumptions and accounting estimates that the Company believes to be reasonable and to reflect market conditions at the assessment date. Changes in assumptions and estimates after the assessment date may lead to an outcome where impairment charges would be required in future periods. Specifically, actual results may vary from the Company’s forecasts and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where the conclusions may differ in reflection of prevailing market conditions. We performed quantitative and qualitative assessments as of October 1, 2024 and 2025, respectively, and no impairment resulted for our Banking and Retail reporting units. As part of this analysis, we evaluated factors including, but not limited to, our market capitalization and stock price performance, macro-economic conditions, market and industry conditions, cost factors, the competitive environment, and the operational stability and overall financial performance of the reporting units. The assessment indicated that it was more likely than not that the fair value of the Banking and Retail reporting units exceeded their respective carrying values. In the fourth quarter of 2025, the Company concluded that no events or changes in circumstances resulted in a situation that would more likely than not reduce the carrying value of our Banking and Retail reporting units. The changes in the carrying amount of goodwill are as follows:

	Banking	Retail	Total
Goodwill balance at January 1, 2024	$468.1	$144.2	$612.3
Currency translation adjustment	(19.7)	(6.2)	(25.9)
Balance at December 31, 2024	$448.4	$138.0	$586.4
Currency translation adjustment	42.5	13.5	56.0
Balance at December 31, 2025	$490.9	$151.5	$642.4

Intangible Assets. Where applicable, intangible assets are stated at cost and, if applicable, are amortized ratably over the relevant contract period or the estimated life of the assets. Fees to renew or extend the term of the Company’s intangible assets are expensed when incurred. The following summarizes information on intangible assets by major category:

		December 31, 2025			December 31, 2024
	Weighted-average remaining useful lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	15.2 years	$584.7	$(79.5)	$505.2	$523.8	$(41.1)	$482.7
Trademarks and trade names	16.0 years	123.3	(16.0)	107.3	114.5	(8.5)	106.0
Capitalized software development	2.0 years	75.6	(18.3)	57.3	46.9	(6.1)	40.8
Technology know-how, development costs non-software and other	3.8 years	240.8	(118.2)	122.6	224.5	(75.4)	149.1
Customer relationships and other intangibles		$1,024.4	$(232.0)	$792.4	$909.7	$(131.1)	$778.6

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

	Successor			Predecessor
	Year ended December 31,		Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023
	2025	2024
Beginning balance	$40.8	$20.9	$13.8	$42.5
Capitalization	27.3	23.0	9.8	13.1
Amortization	(11.3)	(3.5)	(1.8)	(12.4)
Other	0.5	0.4	(0.9)	(6.1)
Fresh Start Accounting Adjustments	—	—	—	(23.3)
Ending balance	$57.3	$40.8	$20.9	$13.8

The Company's total amortization expense, excluding deferred financing costs, was $94.4, $103.7, $42.8 and $59.0 for the Successor Periods for the years ended December 31, 2025 and 2024 and from August 12, 2023 to December 31, 2023, and the Predecessor Period from January 1, 2023 to August 11, 2023, respectively. The expected annual amortization expense is as follows:

	2026	2027	2028	2029	2030	Thereafter	Total
Estimated amortization	$89.2	$89.2	$89.2	$77.3	$41.2	$406.3	$792.4

NOTE 9: PRODUCT WARRANTIES. The Company provides its customers a standard manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts. Changes in the Company’s warranty liability balance are illustrated in the following table:

	Successor			Predecessor
	Year ended December 31,		Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023
	2025	2024
Beginning balance	$22.5	$28.0	$26.6	$28.3
Accruals	7.2	40.1	16.3	18.8
Settlements	(10.1)	(43.7)	(14.6)	(21.9)
Currency translation	0.5	(1.9)	(0.3)	1.4
Ending balance	$20.1	$22.5	$28.0	$26.6

NOTE 10: RESTRUCTURING. In the fourth quarter of 2025, the Company initiated its Operational Evolution Program (OEP). The OEP is meant to improve efficiency and streamline the organization structure of the Company. The total amount expected to be incurred in relation to the OEP is $80, which includes $25 and $13 related to our Banking and Retail segments, respectively. The most significant expense primarily relates to headcount reduction. Total restructuring charges related to the OEP for the year ended December 31, 2025 were $26.9, which included $10.0 and $2.9 in our Banking and Retail segments, respectively.

Completed Plans. In the fourth quarter of 2023, the Company completed the 2022 initiative that was announced in the second quarter of 2022. The focus was to streamline operations, drive efficiencies and digitize processes. The most significant expense of the initiative primarily relates to headcount reduction. Also during the fourth quarter of 2023, the Company introduced its continuous improvement initiative, noting that the Company is focused on consistently innovating its solutions to support a better transaction experience for consumers at bank and retail locations while simultaneously streamlining cost structures and business processes through the integration of hardware, software and services. The Company completed this program in the fourth quarter of 2025. The most significant expense for the years ended December 31, 2025 and 2024 primarily relates to headcount reduction and redefining the organization structure in relation to the improvement process. Total restructuring charges related to the continuous improvement initiative for the year ended December 31, 2025 was $67.4, which included $15.4 and $13.9 in our Banking and Retail segments, respectively. The following table summarizes the impact of the Company’s restructuring charges on consolidated statements of operations:

	Successor			Predecessor
	Year ended December 31,		Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023
	2025	2024
Cost of sales – services	$33.8	$24.6	$(1.4)	$5.3
Cost of sales – products	8.4	3.2	(1.5)	0.8
Selling and administrative expense	47.5	72.0	25.4	29.4
Research, development and engineering expense	2.9	4.6	0.1	1.5
Impairment of assets and other	1.7	1.7	—	1.9
Total	$94.3	$106.1	$22.6	$38.9
The following table summarizes the Company’s restructuring severance accrual balance and related activity:

	Successor			Predecessor
	Year ended December 31,		Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023
	2025	2024
Beginning balance	$15.9	$10.3	$14.4	$44.2
Liabilities incurred	69.3	32.8	5.3	6.8
Liabilities paid/settled	(44.5)	(26.9)	(9.4)	(37.0)
Other	0.7	(0.3)	—	0.4
Ending balance	$41.4	$15.9	$10.3	$14.4

NOTE 11: DEBT. Outstanding debt balances were as follows:

	December 31, 2025	December 31, 2024
2030 Senior Secured Notes	950.0	950.0
Other	20.7	15.8
Long-term debt	$970.7	$965.8
Long-term deferred financing fees	(32.2)	(38.5)
Total outstanding debt	$938.5	$927.3

2024 Refinancing Activities.

Senior Secured Notes Due 2030 (2030 Senior Secured Notes). On December 18, 2024, the Company issued $950.0 in aggregate principal amount of 7.75% Senior Secured Notes due 2030 to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933. The 2030 Senior Secured Notes were issued at par.

The 2030 Senior Secured Notes were issued pursuant to an indenture, dated as of December 18, 2024 (Indenture), among the Company, as issuer, the subsidiaries of the Company named therein as guarantors, and Regions Bank, as trustee and notes collateral agent.

The 2030 Senior Secured Notes are the senior secured obligations of the Company and are guaranteed, on a senior secured basis, jointly and severally, by (i) as of the issue date of the 2030 Senior Secured Notes, each of the Company’s subsidiaries that is a borrower under or guarantees the obligations under the Revolving Credit Facility (as defined below) and (ii) following the issue date of the 2030 Senior Secured Notes, any of the Company’s existing or future wholly owned domestic subsidiaries (other than certain excluded subsidiaries) that is a borrower under or guarantees the obligations under the Revolving Credit Facility or incurs or guarantees certain capital markets indebtedness (Guarantors). Additionally, the 2030 Senior Secured Notes and the related guarantees are secured by first-priority liens on substantially all of the tangible and intangible assets of the Company and the Guarantors, in each case subject to certain exclusions and permitted liens, which collateral also secures, on a pari passu basis, the Revolving Credit Facility.

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

Revolving Credit Agreement. On December 18, 2024, the Company entered into a new credit agreement (Credit Agreement), with certain financial institutions as lenders and Goldman Sachs Bank USA as administrative agent and collateral agent, providing for, among other things, a new $310.0 revolving credit facility maturing on December 18, 2029 (the Revolving Credit Facility). Loans under the Revolving Credit Facility bear interest at an adjusted secured overnight financing rate plus a margin of 2.75% to 3.50% per annum or an adjusted base rate plus a margin of 1.75% to 2.50% per annum, in each case based on the consolidated first lien debt ratio of the Company and its restricted subsidiaries. The Company may repay the loans under the Revolving Credit Facility at any time. Amounts borrowed and repaid under the Revolving Credit Facility may be reborrowed. As of December 31, 2025 and 2024, no amounts were outstanding on the Revolving Credit Facility. The obligations of the Company under the Revolving Credit Facility are guaranteed by the Guarantors. The Revolving Credit Facility and related guarantees are secured by first-priority liens on substantially all of the tangible and intangible assets of the Company and the Guarantors, in each case subject to certain exclusions and permitted liens, which collateral also secures, on a pari passu basis, the 2030 Senior Secured Notes. The Revolving Credit Facility includes conditions precedent, representations and warranties, affirmative and negative covenants and events of default that are customary for financings of this type and size.

December 2024 Refinancing. On December 18, 2024, the Company borrowed $70.0 under the Revolving Credit Facility. Proceeds from borrowings under the Revolving Credit Facility, along with proceeds from the issuance of the 2030 Senior Secured Notes and cash on hand were used to (i) to repurchase all of the term loans under the senior secured term loan facility that we entered into in connection with our emergence from bankruptcy in August 2023 (Exit Facility), (ii) repay all of the borrowings outstanding under the prior revolving credit facility, and (iii) pay all related premiums, fees, and expenses (collectively, the December 2024 Refinancing).

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

The Company incurred $3.9 in lender and third-party fees related to the Revolving Credit Facility. Based on the results of the revolver capacity test, the Company capitalized $3.6 of these issuance costs and continued to defer $2.9 of prior unamortized costs from the Prior Revolving Credit Facility.

Below is a summary of financing facilities information:

	Interest Rate Index and Margin	Maturity/Termination Dates	Initial Term (Years)
2030 Senior Secured Notes	7.75%	March 2030	5.25
Revolving Credit Facility(i)	SOFR + 2.75%-3.50%	December 2029	5.00
(i)SOFR with a floor of 0.0%

The Company had various international, short-term lines of credit with borrowing limits aggregating to $8.5 and $16.8 as of December 31, 2025 and 2024, respectively. There were no outstanding borrowings under the short-term lines of credit as of December 31, 2025 and 2024. Short-term lines mature in less than one year and are used to support working capital.

Interest expense on the Company’s debt instruments was $76.8, $141.3, $64.7 and $148.7 for the Successor Periods for the years ended December 31, 2025 and 2024 and from August 12, 2023 to December 31, 2023, and the Predecessor Period from January 1, 2023 to August 11, 2023, respectively.

NOTE 12: SHAREHOLDERS' EQUITY. The following table summarizes the changes in the Company’s AOCI, net of tax, by component:

Accumulated Other Comprehensive Income (Loss)	Years ended December 31,
	2025	2024
Beginning balance	$(111.6)	$14.2
Other comprehensive income before reclassifications(1)	186.1	(125.8)
Currency translation adjustments AOCI	$74.5	$(111.6)
Beginning balance	$(0.1)	$(0.1)
Other comprehensive loss before reclassifications	(5.9)	—
Foreign currency hedges AOCI	$(6.0)	$(0.1)
Beginning balance	$(0.1)	$—
Other comprehensive loss before reclassifications	—	(0.1)
Interest rate hedges AOCI	$(0.1)	$(0.1)
Beginning balance	$(5.7)	$(6.1)
Other comprehensive income (loss) before reclassifications	0.7	(0.1)
Amounts reclassified from AOCI(2)	15.1	0.5
Pension and other post-retirement benefits	$10.1	$(5.7)
Beginning balance	$(0.4)	$(0.4)
Other comprehensive loss before reclassifications	(0.3)	—
Other	$(0.7)	$(0.4)
AOCI	$77.8	$(117.9)
(1)    Other comprehensive income (loss) before reclassifications within the translation component excludes $(0.8) and $0.3 of translation attributable to noncontrolling interests for the years ended December 31, 2025 and 2024, respectively.

The following table summarizes the details about amounts reclassified from AOCI:

	Year ended December 31,
	2025	2024
Pension and post-retirement benefits(1):
Net prior service benefit amortization (net of tax of $0.1 and $(0.7) , respectively)	0.7	0.2
Net actuarial gains (losses) recognized during the year (net of tax of $(2.6) and $2.5, respectively)	18.0	(0.9)
Net actuarial gains (losses) recognized due to settlement (net of tax of $0.5 and $3.2, respectively)	(3.6)	1.2
Total reclassifications for the period	$15.1	$0.5
(1)    Pension and other post-retirement benefits AOCI components are included in the computation of net periodic benefit cost in the Statement of Earnings (loss) (refer to Note 13).

Common stock. The Company's authorized common stock includes 45,000,000 shares, with a par value of $0.01 per share. As of December 31, 2025, 37,726,003 shares were issued and 35,384,690 shares were outstanding. As of December 31, 2024, 37,576,678 shares were issued and 37,576,678 shares were outstanding. We repurchased 2,341,313 shares for a total of $130.7 during the year ended December 31, 2025. There were no shares repurchased during the year ended December 31, 2024. The Company's share repurchase program does not obligate it to acquire any specific number of shares. Under this program shares may be purchased in the open market or otherwise, including under accelerated share repurchase programs or under plans complying with Rule 10b5-1 under the Exchange Act.

NOTE 13: BENEFIT PLANS. Qualified Retirement Benefits. The Company has a qualified retirement plan covering certain U.S. employees that has been closed to new participants since 2003 and frozen since December 2013. The Company has a number of non-U.S. defined benefit plans covering eligible employees located predominately in Europe, the most significant of which are German plans. Benefits for these plans are based primarily on each employee's salary. The obligations in Germany consist of employer funded pension plans and deferred compensation plans. With the employer funded pension plans each beneficiary receives, depending on individual pay-scale grouping, contractual classification, or income level, different yearly contributions. The contribution is multiplied by an age factor appropriate to the respective pension plan and credited to the individual retirement account of the employee. The retirement accounts may be used up at retirement by a one-time lump-sum payout. The Company has other defined benefit plans outside the United States, which have not been mentioned here due to materiality.

Supplemental Executive Retirement Benefits. The Company has non-qualified pension plans in the United States to provide supplemental retirement benefits to certain officers, which have also been frozen since December 2013. Benefits are payable at retirement based upon a percentage of the participant’s compensation, as defined.

Other Benefits. In addition to providing retirement benefits, the Company provides post-retirement healthcare and life insurance benefits (referred to as other benefits) for certain retired employees. Retired eligible employees in the United States may be entitled to these benefits based upon years of service with the Company, age at retirement and collective bargaining agreements. There are no plan assets and the Company funds the benefits as the claims are paid. The post-retirement benefit obligation was determined by application of the terms of medical and life insurance plans together with relevant actuarial assumptions and healthcare cost trend rates. The following tables set forth the change in benefit obligation, change in plan assets, funded status, consolidated statement of financial position presentation and net periodic benefit cost for the Company’s defined benefit pension plans and other benefits at and for the years ended December 31:

	Retirement Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans
Change in benefit obligation	2025	2024	2025	2024	2025	2024
Benefit obligation at beginning of period	$297.1	$362.3	$300.0	$326.1	$3.2	$4.0
Service cost	—	—	7.2	6.7	—	—
Interest cost	16.4	19.1	9.4	10.3	0.2	0.3
Actuarial loss (gain)	2.3	5.4	(10.2)	6.6	0.6	(0.2)
Plan participant contributions	—	—	1.3	1.2	—	—
Benefits paid	(21.8)	(21.0)	(6.2)	(6.8)	(0.5)	(0.6)
Plan amendments	—	—	(0.8)	(0.9)	—	—
Special termination benefits	—	—	—	0.5	—	—
Settlements	—	(68.7)	(19.4)	(23.5)	—	—
Foreign currency impact	—	—	37.1	(20.2)	0.1	(0.3)
Benefit obligation at end of period	294.0	297.1	318.4	300.0	3.6	3.2
Change in plan assets
Fair value of plan assets at beginning of period	216.1	301.9	348.5	348.6	—	—
Actual return on plan assets	22.6	0.9	19.3	39.1	—	—
Employer contributions	2.9	3.0	(0.8)	11.3	0.5	0.6
Plan participant contributions	—	—	1.3	1.2	—	—
Benefits paid	(21.8)	(21.0)	(6.2)	(6.8)	(0.5)	(0.6)
Foreign currency impact	—	—	44.7	(21.4)	—	—
Settlements	—	(68.7)	(19.4)	(23.5)	—	—
Fair value of plan assets at end of period	219.8	216.1	387.4	348.5	—	—
Funded status	$(74.2)	$(81.0)	$69.0	$48.5	$(3.6)	$(3.2)

Net amount recognized in Consolidated Statement of Financial Position	Retirement Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans
	2025	2024	2025	2024	2025	2024
Noncurrent assets	$0.2	$0.1	$114.6	$91.5	$—	$—
Current liabilities	3.3	3.2	3.9	3.1	0.5	0.4
Noncurrent liabilities (1)	71.1	77.9	41.7	39.9	3.1	2.8
Accumulated other comprehensive income (loss):
Unrecognized net actuarial gain (loss) (2)	(13.1)	(19.8)	22.5	11.5	(0.8)	(0.2)
Unrecognized prior service (cost) benefit (2)	—	—	2.3	1.4	—	—
Net amount recognized	$61.1	$61.2	$(44.2)	$(35.6)	$2.8	$3.0
(1)    Included in the consolidated statement of financial position in pensions, post-retirement and other benefits.
(2)    Represents amounts in accumulated other comprehensive income (loss) that have not yet been recognized as components of net periodic benefit cost.

Net amount recognized in accumulated other comprehensive income (loss)	Retirement Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans
	2025	2024	2025	2024	2025	2024
Balance at beginning of period	$(19.8)	$(2.1)	$12.9	$(6.0)	$(0.2)	$(0.5)
Prior service credit/loss recognized during the year	—	—	0.8	0.9	—	—
Net actuarial gains (losses) recognized during the period	6.7	(22.7)	14.5	19.1	(0.6)	0.2
Net actuarial gains (losses) recognized due to settlement	—	5.0	(4.1)	(0.6)	—	—
Foreign currency impact	—	—	0.7	(0.5)	—	0.1
Balance at end of period	$(13.1)	$(19.8)	$24.8	$12.9	$(0.8)	$(0.2)

Components of net periodic benefit cost	Successor			Predecessor
	Year ended December 31,		Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023
	2025	2024
Interest cost	$16.4	$19.1	$7.6	$11.9
Expected return on plan assets	(13.6)	(18.1)	(6.0)	(11.0)
Recognized net actuarial (gain) loss	—	—	—	0.4
Settlement loss (gain)	—	5.0	—	—
Net periodic benefit cost - U.S. Plans	$2.8	$6.0	$1.6	$1.3

Service cost	$7.2	$6.7	$2.7	$3.9
Interest cost	9.4	10.3	4.3	7.2
Expected return on plan assets	(14.7)	(13.4)	(5.2)	(8.4)
Amortization of prior service cost	(0.2)	(0.1)	—	(0.5)
Recognized net actuarial loss (gain)	(3.9)	—	—	(2.2)
Curtailment loss	—	—	—	(0.1)
Settlement loss (gain)	(0.3)	(0.6)	0.1	(2.1)
Special termination benefits	0.1	0.5	—	—
Net periodic benefit cost - non-U.S. Plans	$(2.4)	$3.4	$1.9	$(2.2)

Interest cost	$0.2	$0.3	$0.1	$0.2
Recognized net actuarial loss (gain)	—	—	—	(0.3)
Net periodic benefit cost - other benefits	$0.2	$0.3	$0.1	$(0.1)

The following table represents information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31:

	U.S. Plans		Non-U.S. Plans
	2025	2024	2025	2024
Projected benefit obligation	$292.9	$296.1	$185.9	$200.2
Accumulated benefit obligation	$292.9	$296.1	$172.8	$186.3
Fair value of plan assets	$218.5	$215.0	$40.8	$62.6

Assumptions used in calculations. Annual net periodic expense and benefit liabilities under the Company’s defined benefit plans are determined on an actuarial basis. Assumptions used in the actuarial calculations have a significant impact on plan obligations and expense. The Company periodically reviews the actual experience compared with the more significant assumptions used and make adjustments to the assumptions, if warranted. We believe these assumptions are appropriate; however, actual results differing from these assumptions could have a material impact on our financial condition. The discount rate is determined by analyzing the average return of high-quality (i.e., AA-rated), fixed-income investments and the year-over-year comparison of certain widely used benchmark indices as of the measurement date. The expected long-term rate of return on plan assets is determined using the plans’ current asset allocation and their expected long term rates of return. The Company also considers information provided by its investment consultant, a survey of other companies using a December 31 measurement date and the Company’s historical asset performance in determining the expected long-term rate of return. The rate of compensation increase assumptions reflects the Company’s long-term actual experience and future and near-term outlook. Pension benefits are funded through deposits with trustees. Other post-retirement benefits are not funded and the Company’s policy is to pay these benefits as they become due.

The Company recognizes the funded status of each of its plans in the consolidated statement of financial position. Amortization of unrecognized net gain or loss resulting from experience different from that assumed and from changes in assumptions (excluding asset gains and losses not yet reflected in market-related value) is included as a component of net periodic benefit cost for a year if, as of the beginning of the year, that unrecognized net gain or loss exceeds five percent of the greater of the projected benefit obligation or the market-related value of plan assets. If amortization is required, the amortization is that excess divided by the average remaining service period of participating employees expected to receive benefits under the plan.

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

During 2021, the Society of Actuaries released new mortality tables (Pri-2012) and projection scales resulting from recent studies measuring mortality rates for various groups of individuals. As of December 31, 2025, the Company used the Pri-2012 mortality tables and the MP-2021 mortality projection scales. The Pri-2012 mortality tables were also used in 2024.

The following table represents the weighted-average assumptions used to determine benefit obligations:

	Retirement Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans
	2025	2024	2025	2024	2025	2024
Pension Benefits - U.S. Plans
Discount rate	5.58%	5.73%	4.91%	4.47%	8.02%	7.28%
Rate of compensation increase	N/A	N/A	4.45%	4.17%	N/A	N/A
The following table represents the weighted-average assumptions used to determine periodic benefit cost:

	Retirement Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans
	2025	2024	2025	2024	2025	2024
Pension Benefits - U.S. Plans
Discount rate	5.73%	5.52%	4.47%	4.87%	7.28%	6.97%
Expected long-term return on plan assets	6.60%	6.30%	3.58%	3.60%	N/A	N/A
Rate of compensation increase	N/A	N/A	4.17%	4.25%	N/A	N/A
The following table represents assumed healthcare cost trend rates:

	2025	2024
Healthcare cost trend rate assumed for next year	6.4%	6.6%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.3%	4.2%
Year that rate reaches ultimate trend rate	2047	2047

The healthcare trend rates for the post-employment benefits plans in the United States are reviewed based upon the results of actual claims experience. The Company used initial healthcare cost trends of 6.4% and 6.6% in the year ended December 31, 2025 and 2024, respectively, with an ultimate trend rate of 4.3% reached in 2047. Assumed healthcare cost trend rates have a modest effect on the amounts reported for the healthcare plans.

Composition of plan assets. The Company has a pension investment policy in the United States designed to achieve an adequate funded status based on expected benefit payouts and to establish an asset allocation that will meet or exceed the return assumption while maintaining a prudent level of risk. The plan's target asset allocation adjusts based on the plan's funded status. As the funded status improves, the debt security target allocation will increase. The Company utilizes the services of an outside consultant in performing asset / liability modeling, setting appropriate asset allocation targets along with selecting and monitoring professional investment managers.

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

The following table summarizes the Company’s target allocation for these asset classes in 2026, which are readjusted at least quarterly within a defined range for the United States, and the Company’s actual pension plan asset allocation as of December 31, 2025 and 2024:

	U.S. Plans			Non-U.S. Plans
	Target	Actual		Target	Actual
	2026	2025	2024	2026	2025	2024
Equity securities	41%	40%	40%	54%	54%	50%
Debt securities	50%	48%	47%	24%	24%	29%
Real estate	4%	5%	6%	5%	5%	7%
Other	5%	7%	7%	17%	17%	14%
Total	100%	100%	100%	100%	100%	100%

The following table summarizes the fair value categorized into a three level hierarchy, based upon the assumptions (inputs) of the Company’s plan assets as of December 31, 2025:

	U.S. Plans				Non-U.S. Plans
	Fair Value	Level 1	Level 2	NAV	Fair Value	Level 1	Level 2	NAV
Cash and short-term investments	$1.7	$1.7	$—	$—	$17.2	$16.3	$—	$0.9
Mutual funds	1.2	1.2	—	—	—	—	—	—
Equity securities
International developed markets	—	—	—	—	207.6	207.6	—	—
Fixed income securities
International corporate bonds	—	—	—	—	60.9	60.9	—	—
Fixed and index funds	—	—	—	—	34.0	25.8	—	8.2
Common collective trusts
Real estate (a)	10.0	—	—	10.0	17.5	—	11.8	5.7
Other (b)	189.3	—	—	189.3	16.5	—	—	16.5
Alternative investments
Private equity funds (c)	17.6	—	—	17.6	—	—	—	—
Other alternative investments (d)	—	—	—	—	33.7	0.1	—	33.6
Fair value of plan assets at end of year	$219.8	$2.9	$—	$216.9	$387.4	$310.7	$11.8	$64.9

The following table summarizes the fair value of the Company’s plan assets as of December 31, 2024:

	U.S. Plans				Non-U.S. Plans
	Fair Value	Level 1	Level 2	NAV	Fair Value	Level 1	Level 2	NAV
Cash and short-term investments	$2.0	$2.0	$—	$—	$10.6	$9.8	$—	$0.8
Mutual funds	1.0	1.0	—	—	—	—	—	—
Equity securities
International developed markets	—	—	—	—	173.7	173.7	—	—
Fixed income securities
International corporate bonds	—	—	—	—	54.1	54.1	—	—
Fixed and index funds	—	—	—	—	46.8	46.8	—	—
Common collective trusts
Real estate (a)	12.8	—	—	12.8	25.8	—	11.9	13.9
Other (b)	184.8	—	—	184.8	12.5	—	—	12.5
Alternative investments
Private equity funds (c)	15.5	—	—	15.5	—	—	—	—
Other alternative investments (d)	—	—	—	—	25.0	0.2	—	24.8
Fair value of plan assets at end of year	$216.1	$3.0	$—	$213.1	$348.5	$284.6	$11.9	$52.0

In 2025 and 2024, the fair value of investments categorized as level 3 represent the plan's interest in private equity, hedge and property funds. The fair value for these assets is determined based on the NAV as reported by the underlying investment managers.

(a) Real estate common collective trust. The objective of the real estate common collective trust (CCT) is to achieve long-term returns through investments in a broadly diversified portfolio of improved properties with stabilized occupancies. As of December 31, 2025, investments in this CCT, for U.S. plans, included approximately 20% office, 28% residential, 10% retail and 42% industrial, cash and other. As of December 31, 2024, investments in this CCT, for U.S. plans, included approximately 16% office, 28% residential, 10% retail and 46% industrial, cash and other. Investments in the real estate CCT can be redeemed once per quarter subject to available cash, with a 30-day notice.

(b) Other common collective trusts. At December 31, 2025, approximately 55% of the other CCTs are invested in fixed income securities including 59% in corporate bonds and 41% in U.S. Treasury and other. Approximately 21% of the other CCTs at December 31, 2025 are invested in Russell 1000 Fund large cap index funds, 12% in International Funds, and approximately 12% in funds, including emerging markets, real assets, and other funds. At December 31, 2024, approximately 55% of the other CCTs are invested in fixed-income securities, including approximately 59% in corporate bonds and 41% in U.S. Treasury and other. Approximately 19% of the other CCTs at December 31, 2024 are invested in Russell 1000 Fund large cap index funds, 14% in International Funds, and approximately 12% in funds, including emerging markets, real assets, and other funds. Investments in all common collective trust securities can be redeemed daily.

(c)    Private equity funds. The objective of the private equity funds is to achieve long-term returns through investments in a diversified portfolio of private equity limited partnerships that offer a variety of investment strategies, targeting low volatility and low correlation to traditional asset classes. As of December 31, 2025 and 2024, investments in these private equity funds include approximately 45% and 38%, respectively, in buyout private equity funds that usually invest in mature companies with established business plans, approximately 25% and 32%, respectively, in special situations private equity and debt funds that focus on niche investment strategies and approximately 30% and 30% respectively, in venture private equity funds that invest in early development or expansion of business. Investments in the private equity fund can be redeemed only with written consent from the general partner, which may or may not be granted. At December 31, 2025 and 2024 the Company had unfunded commitments of underlying funds $1.6 and $1.6, respectively.

(d) Other alternative investments. The Company’s plan assets include a combination of insurance contracts, multi-strategy investment funds and company-owned real estate. The fair value for these assets is determined based on the NAV as reported by the underlying investment manager, insurance companies and the trustees of the contractual trust arrangement.

The Company contributed $2.6 to its retirement and other benefit plans, including contributions to the nonqualified plan and benefits paid from company assets. In 2025, the Company received a reimbursement of $23.2 from the CTA assets to the Company for benefits paid directly from company assets during the year ended December 31, 2025. The Company expects to contribute approximately $0.5 to its other post-retirement benefit plan and expects to contribute approximately $51.3 to its retirement plans, including the nonqualified plan, as well as benefits payments directly from the Company during the year ending December 31, 2026. The Company anticipates reimbursement of approximately $18 for certain benefits paid by its trustee in 2025. The following benefit payments, which reflect expected future service, are expected to be paid:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits	Other Benefits after Medicare Part D Subsidy
2026	$23.5	$43.9	$0.5	$0.5
2027	$23.8	$23.5	$0.5	$0.5
2028	$23.8	$23.7	$0.4	$0.4
2029	$23.7	$23.5	$0.4	$0.4
2030	$23.6	$22.1	$0.4	$0.7
2031-2035	$113.2	$103.5	$1.7	$1.7
Retirement Savings Plan. The Company offers employee 401(k) savings plans to encourage eligible employees to save on a regular basis by payroll deductions. The Company match is determined by the Board of Directors and evaluated at least annually. Total Company match was $7.2, $6.7, $2.4 and $4.0 for the Successor Periods for the years ended December 31, 2025 and 2024 and from August 12, 2023 to December 31, 2023, and the Predecessor Period from January 1, 2023 to August 11, 2023, respectively. The Company's basic match is 50% on the first 6% of a participant's qualified contributions, subject to IRS limits.

NOTE 14: FINANCE LEASES. Under certain circumstances, the Company provides financing arrangements to customers that are largely classified and accounted for as sales-type leases. The Company records interest income and any fees or costs related to financing receivables using the effective interest method over the term of the lease. Future minimum payments due from customers under finance lease receivables as of December 31, 2025 are as follows:

Future minimum payments receivable	2026	2027	2028	2029	2030	Thereafter	Total
Lease receivables	$4.9	$3.7	$3.4	$3.3	$2.7	$4.6	$22.6

Components of finance lease receivables	2025	2024
Gross minimum lease receivable	$22.6	$18.4
Allowance for credit losses	(0.2)	(0.1)
Less: Unearned interest income	(1.5)	(0.7)
Total	$20.9	$17.6

The Company's combined allowance for finance receivables and notes receivables was minimal for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, finance leases and notes receivables individually evaluated for impairment were $21.1 and $0.5, respectively, with no provision recorded. As of December 31, 2024, finance leases and notes receivables individually evaluated for impairment were $17.8 and $0.4, respectively, with no provision recorded. There were no significant finance receivables sold in the Successor periods for the years ended December 31, 2025 and 2024 and the period from August 12, 2023 to December 31, 2023, and the Predecessor period from January 1, 2023 to August 11, 2023.

Finance leases as lessee. Our finance ROU assets, included in Other assets in our Statement of Financial Position were $25.4 and $19.7 as of December 31, 2025 and 2024, respectively. Our current finance lease liabilities included in Other current liabilities in our Statement of Financial Position, were $6.1 and $4.5 as of December 31, 2025 and 2024, respectively. Our non-current finance lease liabilities, included in Long-term debt in our Statement of Financial Position, were $20.7 and $15.8 as of December 31, 2025 and 2024, respectively.

	Successor			Predecessor
	Year ended December 31,		Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023
Finance Lease Expense	2025	2024
Amortization of ROU finance lease assets	$6.4	$6.8	$1.9	$2.4
Interest on lease liabilities	$1.6	$1.6	$0.2	$0.5

Maturity of Finance Lease Liabilities	2026	2027	2028	2029	2030	Thereafter	Total
Undiscounted lease payments	$7.9	$6.6	$4.9	$3.1	$2.2	$10.1	$34.8
Less: present value discount							(8.0)
Total lease liability as of December 31, 2025							$26.8

	Successor			Predecessor
	Year ended December 31,		Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023
Supplemental Information Related to Finance Leases	2025	2024
Operating cash flows used for finance leases	$1.7	$1.6	$0.2	$0.5
Finance cash flows used for finance leases	$6.0	$6.2	$2.2	$2.5
Right-of-use assets obtained in exchange for new finance lease liabilities	$11.9	$5.3	$0.6	$0.6
Weighted-average remaining lease term	7.1	5.1	2.5
Weighted-average discount rate	7.5%	7.7%	6.6%

NOTE 15: FINANCIAL INSTRUMENTS AND FAIR VALUE. The following table provides information about assets and liabilities not carried at fair value and excludes asset and liabilities without readily determinable fair value.

		December 31, 2025		December 31, 2024
		Carrying amount	Estimated fair value	Carrying amount (net)	Estimated fair value
Liabilities	Borrowings (Note 11)	$970.7	$1,030.1	$966.0	$987.4

Assets and liabilities that are reflected in the accompanying consolidated financial statements at fair value are not included in the above disclosures; such items include short- and long-term investment, deferred compensation and derivative financial instruments. Substantially all of these assets are considered to be Level 1 and substantially all of the Company's liabilities' fair value are considered Level 2, with the exception of derivative instruments which are considered Level 2 for both assets and liabilities. Refer to Note 1 for further details of fair value related to investments.

Derivatives and Hedging. The Company is exposed to various market risks such as changes in foreign currency rates. The Company uses derivatives to manage risks related to changes in foreign currency exchange rates arising from international trade, foreign currency monetary asset and liability balances and investments in foreign subsidiaries. The Company's policy requires that derivatives are used solely for managing risks and not for speculative purposes. The Company manages counterparty credit risk by limiting acceptable counterparties to major financial institutions with investment grade credit ratings, by limiting the amount of credit exposure to individual counterparties, and by actively monitoring counterparty credit ratings and the amount of individual credit exposure. The Company also employs master netting arrangements that limit the risk of counterparty non-payment on a particular settlement date to the net gain that would have otherwise been received from the counterparty. Although not completely eliminated, the Company does not consider the risk of counterparty default to be significant as a result of these protections.

Net Investment Hedges. The Company designates foreign currency forwards to hedge a portion of foreign investments in its EUR and BRL denominated operations. As of December 31, 2025, this included 21 EUR-USD and 12 BRL-USD foreign currency forward instruments. The Company uses the forward method to assess hedge effectiveness for its net investment hedges. Gains and losses on these instruments are initially recognized in our Statement of Other Comprehensive Income (Loss) and are reclassified out of AOCI into gain or loss on sale of investment when the hedged net investment is either sold or substantially liquidated. Cash flows from the net investment hedges are classified as Certain other assets and liabilities on the Statement of Cash Flows.

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

Fair Value of Derivatives. The following table presents the fair value of our derivative instruments and identifies the statement of financial position line items in which these amounts are included. All fair values are presented on a gross basis, consistent with the Company's policy to not elect to net derivative assets and liabilities that are subject to master netting agreements:

	December 31, 2025
	Gross notional	Other current assets	Other current liabilities
Designated forward currency exchange contracts[1]	$417.3	$1.0	$(2.3)
Non-Designated forward exchange contracts[2]	$777.7	2.2	(2.1)
Net derivatives recognized in statement of financial position		$3.2	$(4.4)
1 Gains (losses) in our Other comprehensive Income (loss) driven by net investment hedges was $5.9 for the year ended December 31, 2025, respectively.

2 Gains (losses) in our Statement of Earnings (loss) driven by hedges of foreign exchange fluctuation was $2.0 for the year ended December 31, 2025, respectively. These amounts are offset by the remeasurement of the underlying exposure through foreign exchange gain or loss, net on the Statement of Earnings.

NOTE 16: COMMITMENTS AND CONTINGENCIES. Contractual Obligations. At December 31, 2025, the Company's purchase commitments due within one year were minimal for materials and services through contract manufacturing agreements at negotiated prices. The amounts purchased under these obligations were minimal in 2025. The Company guarantees a fixed cost of certain products used in production to its strategic partners. Variations in the products costs are absorbed by the Company.

Indirect Tax Contingencies. The Company accrues non-income-tax liabilities for indirect tax matters when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. In the event any losses are sustained in excess of accruals, they are charged against income. In evaluating indirect tax matters, management takes into consideration factors such as historical experience with matters of similar nature, specific facts and circumstances, and the likelihood of prevailing. Management evaluates and updates accruals as matters progress over time. It is reasonably possible that some of the matters for which accruals have not been established could be decided unfavorably to the Company and could require recognizing future expenditures. Also, statutes of limitations could expire without the Company paying the taxes for matters for which accruals have been established, which could result in the recognition of future gains upon reversal of these accruals at that time. In management’s opinion, the consolidated financial statements would not be materially affected by the outcome of these indirect tax claims and/or proceedings or asserted claims.

A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated accrual. The Company estimated the aggregate risk at December 31, 2025 to be up to $52.5 for its material indirect tax matters. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire.

Legal Contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. There is no liability recorded for matters in which the liability is not probable and reasonably estimable. These estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. If the actual settlement costs, final judgments, or fines, after appeals, differ from the estimates, the future results may be materially impacted. Adjustments to the initial estimates are recorded when a change in the estimate is identified. At December 31, 2025, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate were considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims.

Bank Guarantees, Standby Letters of Credit, and Surety Bonds. In the ordinary course of business, the Company may issue performance guarantees on behalf of its subsidiaries to certain customers and other parties. Some of those guarantees may be backed by standby letters of credit, surety bonds, or similar instruments. In general, under the guarantees, the Company would be obligated to perform, or cause performance, over the term of the underlying contract in the event of an unexcused, uncured breach by its subsidiary, or some other specified triggering event, in each case as defined by the applicable guarantee. At December 31, 2025, the maximum future contractual obligations relative to these various guarantees totaled $130.8, of which $24.3 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2024, the maximum future payment obligations relative to these various guarantees totaled $90.4, of which $21.9 represented standby letters of credit to insurance providers, and no associated liability was recorded.

Restricted Cash. The following table provides a reconciliation of Cash, cash equivalents and Short-term and Long-term restricted cash reporting within the Company's Consolidated Statement of Financial Position and in the Consolidated Statements of Cash Flows:

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$368.9	$296.2
Bank collateral guarantees	10.7	8.2
Pension collateral guarantees	7.7	6.9
Restricted cash and cash equivalents	18.4	15.1
Total cash, cash equivalents, and restricted cash	$387.3	$311.3

NOTE 17: REVENUE RECOGNITION. Revenue is measured based on consideration specified in a contract with a customer and excludes amounts collected on behalf of third parties. The amount of consideration can vary depending on discounts, rebates, refunds, credits, price concessions, incentives, performance bonuses, penalties, or other similar items contained in the contract with the customer. These variable consideration components represent minimal amounts of net sales. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer.

Products. Product revenue is recognized at the point in time that the customer obtains control of the product, which could be upon delivery or upon completion of installation services, depending on contract terms. The Company’s software licenses are functional in nature (the IP has significant stand-alone functionality); as such, the revenue recognition of distinct software license sales is at the point in time that the customer obtains control of the rights granted by the license.

Services. Revenue from professional services is recognized over time, because the customer simultaneously receives and consumes the benefits of the Company’s performance as the services are performed or when the Company’s performance creates an asset with no alternative use and the Company has an enforceable right to payment for performance completed to date. Generally, revenue will be recognized using an input measure, typically costs incurred. The typical contract length for service is generally one year and is billed and paid in advance except for installations, among others. Services may be sold separately or in bundled packages. For bundled packages, the Company accounts for individual services separately if they are distinct. A distinct service is separately identifiable from other items in the bundled package if a customer can benefit from it on its own or with other resources that are readily available to the customer. The consideration (including any discounts) is allocated between separate services or distinct obligations in a bundle based on their stand-alone selling prices. The stand-alone selling prices are determined based on the prices at which the Company separately sells the products or services. For items that are not sold separately, the Company estimates stand-alone selling prices using the cost plus expected margin approach. Revenue on service contracts is recognized ratably over time, generally using an input measure, as the customer simultaneously receives and consumes the benefits of the Company’s performance as the services are performed. In some circumstances, when services are not included in a term contract and rather billed as they occur, revenue on these billed work services are recognized at a point in time as transfer of control occurs.

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

Refer to Note 18 for additional information regarding the Company's reportable operating segments, disaggregation of net sales by segments and product solutions, net sales by geographical region and disaggregation by timing of revenue recognition.

Timing of revenue recognition. A performance obligation is a contractual promise to transfer a distinct good or service to the customer. A contract's transaction price is allocated to each distinct performance obligation and is recognized as revenue when (point in time) or as (over time) the performance obligation is satisfied. The following table represents the percentage of revenue recognized either at a point in time or over the periods presented:

	2025	2024
Timing of revenue recognition
Products transferred at a point in time	43%	43%
Products and services transferred over time	57%	57%
Net sales	100%	100%

Contract balances. The following table provides information about receivables and deferred revenue, which represent contract liabilities from contracts with customers:

	2025		2024
Contract balance information	Trade Receivables	Contract liabilities	Trade Receivables	Contract liabilities
Balance at January 1	$588.5	$320.7	$721.8	$376.2
Balance at December 31	$609.4	$325.8	$588.5	$320.7

Contract assets of the Company primarily relate to the Company's rights to consideration for goods shipped and services provided but not contractually billable at the reporting date. Contract assets are minimal for the periods presented. The amount of revenue recognized in 2025 and 2024 from performance obligations satisfied (or partially satisfied) in previous periods, mainly due to the changes in the estimate of variable consideration and contract modifications was de minimis.

As of January 1, 2025, the Company had $320.7 of unrecognized deferred revenue constituting the remaining performance obligations that were either unsatisfied or partially unsatisfied. During 2025, the Company recognized revenue of $230.9 related to the Company's deferred revenue balance at January 1, 2025.

The contract assets are reclassified into the receivables balance when the rights to receive payment become unconditional. Contract liabilities represent amounts billed to or collected from customers for services that have not yet been rendered or products not yet delivered. In addition, contract liabilities are recorded as advanced payments for products and other deliverables that are billed to and collected from customers prior to revenue being recognizable.

Transaction price and variable consideration. The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer, excluding amounts collected on behalf of third parties. This consideration can include fixed and variable amounts and is determined at contract inception and updated each reporting period for any changes in circumstances. The transaction price also considers variable consideration, time value of money and the measurement of any non-cash consideration, all of which are estimated at contract inception and updated at each reporting date for any changes in circumstances. Generally, the Company applies the expected value method when assessing variable consideration including returns and refunds.

The Company also applies the ‘as invoiced’ practical expedient related to performance obligations satisfied over time, which permits the Company to recognize revenue in the amount to which it has a right to invoice the customer if that amount corresponds directly with the value to the customer of the Company’s performance completed to date. Service revenues that are recognized ratably are primarily contracts that include first and second line maintenance. Service revenues that are recognized using input measures include primarily preventative maintenance. The ‘as invoiced’ practical expedient relates to the on-demand service revenue which is generally not under contract.

Cost to obtain and cost to fulfill a contract. The Company has minimal cost to obtain or fulfill contracts for customers for the periods presented. The Company applies the practical expedient and recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. The costs that are not capitalized are included in cost of sales. The costs related to contracts with greater than a one-year term are immaterial and continue to be recognized in cost of sales.

NOTE 18: SEGMENT INFORMATION. The Company's reportable segment information below directly aligns with how the Chief Executive Officer, who is also chief operating decision maker (CODM), regularly reviews results to make decisions, allocate resources, and assess performance. Revenue, costs, operating expenses and operating profit (loss), as disclosed herein, is consistent with the segment information used by the CODM and does not include corporate charges, asset impairment, restructuring and other saving initiative expenses, or other non-routine, unusual or infrequently occurring items, as the CODM does not regularly review and use such financial measures to make decisions, allocate resources and assess performance.

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

	Successor			Predecessor
	Year ended December 31,		Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023
	2025	2024
Banking	$2,797.0	$2,762.8	$1,157.6	$1,511.0
Retail	1,008.7	988.3	469.3	610.0
Held for sale non-core European retail business (7)	—	—	1.7	10.9
Total net sales by segment	$3,805.7	$3,751.1	$1,628.6	$2,131.9
Banking	$2,040.3	$2,058.3	$858.5	$1,149.5
Retail	762.0	744.5	347.2	462.4
Total segment cost of sales	$2,802.3	$2,802.8	$1,205.7	$1,611.9
Banking	$756.7	$704.5	$299.1	$361.5
Retail	246.7	243.8	123.8	158.5
Total segment gross profit	$1,003.4	$948.3	$422.9	$520.0
Banking	$250.1	$253.8	$143.8	$149.9
Retail	121.8	121.9	65.2	72.3
Total segment SG&A and other operating expenses	$371.9	$375.7	$209.0	$222.2
Banking	$506.6	$450.7	$155.3	$211.6
Retail	124.9	121.9	58.6	86.2
Total segment operating profit	$631.5	$572.6	$213.9	$297.8
Corporate charges not allocated to segments (1)	$(295.1)	$(265.4)	$(86.3)	$(159.8)
Restructuring and other saving initiative expenses (2)	(94.3)	(106.1)	(23.1)	(38.4)
Refinancing related costs (3)	—	(15.8)	(5.1)	(44.7)
Impairment of assets (4)	—	(1.9)	(1.2)	(3.3)
Net non-routine expense (5)	(0.1)	(1.3)	(4.8)	(7.4)
Amortization of fair value assets (6)	—	—	—	(41.8)
Held for sale non-core European retail business (7)	—	—	(1.0)	(7.9)
	(389.5)	(390.5)	(121.5)	(303.3)
Operating profit (loss)	242.0	182.1	92.4	(5.5)
Other income (expense)	(116.9)	(134.8)	(96.9)	1,458.3
Income (loss) before taxes	$125.1	$47.3	$(4.5)	$1,452.8

(1)    Corporate charges not allocated to segments include headquarter-based costs associated primarily with human resources, finance, IT and legal that are not directly attributable to a particular segment and are separately assessed by the CODM for purposes of making decisions.
(2)    Refer to Note 10 for further information regarding restructurings. Consistent with the historical reportable segment structure, restructuring and saving initiative costs are not assigned to the segments, and are separately analyzed by the CODM.

(3)    Refinancing related costs are fees earned by our advisors that have been accounted for as period expense.
(4)    Impairment in the 2024 Successor Period relates to assets identified in the Middle East with a carrying value over market value, 2023 Successor Period relates to German and Indian facilities, and impairment in the 2023 Predecessor Period primarily relates to leased European facilities closures.
(5)    Net non-routine income (expense) consists of items that the Company has determined are non-routine in nature and not allocated to the reportable operating segments as they are not included in the measure used by the CODM to make decisions, allocate resources and assess performance.
(6)    The amortization of purchase accounting intangible assets is not included in the segment results used by the CODM to make decisions, allocate resources or assess performance.
(7)    Held for sale non-core European retail business represents the revenue and operating profit of a business that had been classified as held for sale in the Predecessor period and sold in September 2023.

The following table presents information regarding the Company’s segment net sales by service and product solution:

	Successor			Predecessor
	Year ended December 31,		Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023
	2025	2024
Services	$1,608.6	$1,587.4	$626.9	$954.3
Products	1,188.4	1,175.4	530.7	556.7
Total Banking	$2,797.0	$2,762.8	$1,157.6	$1,511.0
Services	$560.3	$563.0	$230.4	$335.2
Products	448.4	425.3	238.9	274.8
Total Retail	$1,008.7	$988.3	$469.3	$610.0
Services	$—	$—	$1.1	$5.5
Products	—	—	0.6	5.4
Total held for sale non-core European retail business (7)	—	—	1.7	10.9
Total revenue	$3,805.7	$3,751.1	$1,628.6	$2,131.9

The Company had no customers that accounted for more than 10% of total net sales in the Successor Periods for the years ended December 31, 2025 and 2024 and from August 12, 2023 to December 31, 2023, and the Predecessor Period from January 1, 2023 to August 11, 2023, respectively. Below is a summary of net sales by point of origin:

	Successor			Predecessor
	Year ended December 31,		Period from 08/12/2023 through 12/31/2023	Period from 01/01/2023 through 08/11/2023
	2025	2024
United States	$902.3	$945.4	$404.1	$583.9
Other Americas	558.3	706.9	290.0	380.9
Total Americas Revenue	1,460.6	1,652.3	694.1	964.8
Germany	724.4	577.2	248.2	283.9
Other EMEA	1,327.1	1,236.2	553.2	714.2
Total EMEA Revenue	2,051.5	1,813.4	801.4	998.1
Total APAC Revenue	293.6	285.4	133.1	169.0
Total Revenue	$3,805.7	$3,751.1	$1,628.6	$2,131.9

Below is a summary of property, plant and equipment, net and right-of-use operating lease assets by geographical location as of December 31:

	2025	2024
United States	$89.6	$71.8
Germany	87.3	78.3
Other international	109.1	96.1
Total property, plant and equipment, net and operating leases	$286.0	$246.2

OTHER INFORMATION. ADOPTION, MODIFICATION OR TERMINATION OF TRADING PLANS. During the quarter ended December 31 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

1. Documents filed as a part of this annual report on Form 10-K.
•Reports of Independent Registered Public Accounting Firm
•Consolidated Statement of Financial Position at December 31, 2025 and 2024
•Consolidated Statements of Earnings (Loss) for the year ended December 31, 2025 (Successor), the year ended December 31, 2024 (Successor), the period from August 12, 2023 through December 31, 2023 (Successor) and the period from January 1, 2023 through August 11, 2023 (Predecessor)
•Consolidated Statements of Cash Flows for the year ended December 31, 2025 (Successor), the year ended December 31, 2024 (Successor), the period from August 12, 2023 through December 31, 2023 (Successor) and the period from January 1, 2023 through August 11, 2023 (Predecessor)
•Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2025 (Successor), the year ended December 31, 2024 (Successor), the period from August 12, 2023 through December 31, 2023 (Successor) and the period from January 1, 2023 through August 11, 2023 (Predecessor)
•Consolidated Statements of Changes in Shareholders' Equity for the year ended December 31, 2025 (Successor), the year ended December 31, 2024 (Successor), the period from August 12, 2023 through December 31, 2023 (Successor) and the period from January 1, 2023 through August 11, 2023 (Predecessor)
•Notes to Consolidated Financial Statements
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

3.1	Certificate of Incorporation of Diebold Nixdorf, Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form 8-A filed with the SEC on August 11, 2023)
3.2	Amended and Restated Bylaws of Diebold Nixdorf, Incorporated (incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form 8-A filed with the SEC on August 11, 2023)
4.1	Description of Securities of Diebold Nixdorf, Incorporated (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024)
4.2
Indenture, dated as of December 18, 2024, among Diebold Nixdorf, Incorporated, as issuer, the subsidiaries of Diebold Nixdorf, Incorporated named therein as guarantors, and Regions Bank, as trustee and notes collateral agent, relating to Diebold Nixdorf, Incorporated’s 7.750% Senior Secured Notes due 2030 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2024)

4.3	Form of 7.750% Senior Secured Notes due 2030 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2024)
10.1*	Form of Employee Agreement Effective prior to August 1, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024)
10.2*	401(k) Restoration Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.5(v) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)
10.3*	401(k) Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.5(vi) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)
10.4*	Amendment to 401(k) Restoration Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.2(vii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018)
10.5*	Deferred Compensation Plan No. 2 for Directors of Diebold, Incorporated (incorporated by reference to Exhibit 10.7(iv) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)
10.6*
First Amendment to Deferred Compensation Plan No. 2 for Directors of Diebold, Incorporated (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015)

10.7*
Senior Leadership Severance Plan, Amended and Restated Effective November 7, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018)

10.8*
Diebold Nixdorf, Incorporated 2017 Equity and Performance Incentive Plan, as amended May 6, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2022)

10.9*
Offer Letter, dated February 9, 2022, by and between Diebold Nixdorf, Incorporated and Octavio Marquez (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2022)

10.10*
Offer Letter, dated July 17, 2022, between Diebold Nixdorf, Incorporated and Joe Myers (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022)

10.11*	Form of Deferred Cash Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2023)
10.12*
Form of Performance Cash Award Agreement by and between Diebold Nixdorf, Incorporated and Participants (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)

10.13†
Credit Agreement, dated as of December 18, 2024, by and among Diebold Nixdorf, Incorporated, as borrower, the financial institutions party thereto, as lenders, and Goldman Sachs Bank USA, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 19, 2024)

10.14
Registration Rights Agreement, dated as of August 11, 2023, among Diebold Nixdorf, Incorporated and the stockholders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2023)

10.15*	Diebold Nixdorf, Incorporated 2023 Equity and Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2023)
10.16*
First Amendment to the Diebold Nixdorf, Incorporated 2023 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2023)

10.17*
Offer Letter, dated April 17, 2024, by and between Diebold Nixdorf, Incorporated and Thomas S. Timko (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2024)

10.18*	Executive Severance Plan, Effective August 1, 2024 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024)
10.19*	Form of Employee Agreement Effective August 1, 2024 (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024)
10.20*
Form of Non-Qualified Stock Option Agreement (Non-Employee Directors) under Diebold Nixdorf, Incorporated 2023 Equity and Incentive Plan (Emergence) (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024)

10.21*
Form of Restricted Stock Units Agreement (Non-Employee Directors) under Diebold Nixdorf, Incorporated 2023 Equity and Incentive Plan (Emergence) (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024)

10.22*
Form of 2024 Restricted Stock Unit Agreement (Non-Employee Directors) under Diebold Nixdorf, Incorporated 2023 Equity and Incentive Plan (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024)

10.23*
Form of 2024 Restricted Stock Unit Agreement (Executives) under Diebold Nixdorf, Incorporated 2023 Equity and Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024)

10.24*
Form of Restricted Stock Unit Agreement (Executives) under Diebold Nixdorf, Incorporated 2023 Equity and Incentive Plan (Emergence) (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024)

10.25*
Form of Non-Qualified Stock Option Agreement (Executives) under Diebold Nixdorf, Incorporated 2023 Equity and Incentive Plan (Emergence) (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024)

10.26*
Employment Agreement, dated February 7, 2023, between Diebold Nixdorf (UK) Limited and Ilhami Cantadurucu (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024)

10.27*	Separation Agreement and Release, effective December 4, 2025, by and between Diebold Nixdorf, Incorporated and Kathleen Creech
10.28*	Amended and Restated Employment Contract, dated January 5, 2024, between Diebold Self Service Solutions Sàrl and Frank Baur
19.1	Insider Trading Policies and Procedures (incorporated by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024)
21.1	Subsidiaries of the Registrant as of December 31, 2025
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15(b) of this annual report on Form 10-K.
**	Furnished herewith
†	Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of all omitted schedules and similar attachments to the SEC upon its request.

FORM 10-K CROSS REFERENCE INDEX		Page
Part I
Item 1.	Business	4
Item 1A.	Risk Factors	14
Item 1B.	Unresolved Staff Comments	Not applicable
Item 1C	Cybersecurity	13
Item 2.	Properties	4
Item 3.	Legal Proceedings	33, 52
Item 4.	Mine Safety Disclosures	Not applicable
Part II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	12
Item 6.	[Reserved]	Not applicable
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 8.	Financial Statements and Supplementary Data	25
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	Not applicable
Item 9A.	Controls and Procedures	22
Item 9B.	Other Information	56
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	Not applicable
Part III
Item 10.	Directors, Executive Officers and Corporate Governance	(a)
Item 11.	Executive Compensation	(b)
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	(c)
Item 13.	Certain Relationships and Related Transactions, and Director Independence	(d)
Item 14.	Principal Accountant Fees and Services	(e)
Part IV
Item 15.	Exhibits and Financial Statement Schedules	57
Item 16.	Form 10-K Summary	Not applicable
Signatures		60
(a) Information with respect to executive officers, directors of the Company, code of business ethics, any delinquent Section 16(a) reports, the audit committee, the designated audit committee financial experts, and the Company's insider trading arrangements and policies, is included in the Company’s proxy statement for the 2026 Annual Meeting of Stockholders (the 2026 Annual Meeting) and is incorporated herein by reference. There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.
(b) Information with respect to executive officers' and directors' compensation is included in the Company’s proxy statement for the 2026 Annual Meeting and is incorporated herein by reference. Information with respect to compensation committee interlocks and insider participation and the compensation committee report is included in the Company’s proxy statement for the 2026 Annual Meeting and is incorporated herein by reference.
(c) Information with respect to security ownership of certain beneficial owners and management is included in the Company’s proxy statement for the 2026 Annual Meeting and is incorporated herein by reference.
(d) Information with respect to certain relationships and related transactions and director independence is included in the Company’s proxy statement for the 2026 Annual Meeting and is incorporated herein by reference.
(e) The Company's independent registered public accounting firm is KPMG LLP (PCAOB firm ID: 185) with the primary location of Cleveland, OH. Information with respect to principal accountant fees and services is included in the Company’s proxy statement for the 2026 Annual Meeting and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIEBOLD NIXDORF, INCORPORATED
Date: February 12, 2026

By:  /s/ Thomas S. Timko
Thomas S. Timko
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Octavio Marquez	President and Chief Executive Officer, Director (Principal Executive Officer)	February 12, 2026
Octavio Marquez

/s/ Thomas S. Timko	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 12, 2026
Thomas S. Timko

*	Director	February 12, 2026
Arthur F. Anton

*	Chairman of the Board of Directors	February 12, 2026
Patrick J. Byrne

*	Director	February 12, 2026
Matthew J. Espe

*	Director	February 12, 2026
Mark Gross

*	Director	February 12, 2026
Maura A. Markus

*	Director	February 12, 2026
David H. Naemura

*	Director	February 12, 2026
Dr. Colin J. Parris

*	The undersigned, by signing her name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of the Registrant and filed with the Securities and Exchange Commission on behalf of such officers and directors.

Date: February 12, 2026
*By:  /s/ Elizabeth C. Radigan
Elizabeth C. Radigan
Attorney-in-Fact