Form 10-Q
period 2026-03-31
DIEBOLD NIXDORF, Inc
filed 2026-04-30
CIK 28823

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☒    No  ☐
Number of shares of common stock outstanding as of April 22, 2026 was 34,628,392.

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
•ability to successfully execute on our digitally enabled hardware, services and software strategy;
•ability to generate sufficient cash flows to service our indebtedness, fund our operations, make adequate capital investments and return capital to stockholders, including through discretionary share repurchases;
•the ultimate benefits of continuous improvement programs and other cost savings plans;
•the impact of competitive pressures, including pricing and the introduction of new products and services by our competitors, as well as from less traditional competitors;
•risks related to our international operations, including geopolitical instability and wars;
•developments from recent and potential changes to trade policies by the U.S. or other countries, including tariffs;
•the impact of the proliferation of payment options other than cash, which could result in a reduced need for cash in the marketplace and a resulting decline in the usage of ATMs;
•the impact of general economic conditions, cyclicality and uncertainty;
•the impact of increased energy, raw material and labor costs;
•the impact of a cybersecurity incident or operational failure on our business;
•risks related to increasingly stringent laws, regulations and contractual obligations relating to privacy, data protection and information security;
•challenges associated with the use of artificial intelligence in our business and in solutions offered to our customers;
•reliance on suppliers, subcontractors and availability of raw materials and other components;
•reliance on third parties, including to provide security systems and systems integration as well as outsourced business processes and other financial services;
•ability to attract, retain and motivate key employees;
•the impact of additional tax expense or exposures;
•the potential for additional pension liability or expense associated with low investment performance by our pension plan assets;
•success in executing potential acquisitions, investments or partnerships and divestitures;
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
•ability to maintain effective internal controls;
•the impact of regulatory and financial risks related to climate change;
•the impact of work stoppages or similar difficulties;
•the impact of an adverse determination that our services, products or manufacturing processes infringe the intellectual property rights of others, or our failure to enforce its intellectual property rights;
•exposure to liabilities under the Foreign Corrupt Practices Act (FCPA) or other worldwide anti-bribery laws;
•the effect of changes in law and regulations or the manner of enforcement in the United States and internationally and our ability to comply with applicable laws and regulations;
•the amount and timing of any repurchases of our common shares; and
•other factors included in our filings with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Strategy. The Company seeks to continually enhance the consumer's journey at bank and retail locations while simultaneously streamlining cost structures and business processes through the smart integration of hardware, software and services. The Company partners with other leading technology companies and regularly refines its research and development (R&D) spend to continually improve and tailor needed solutions that support a better transaction experience for consumers.

Business Drivers. The Company's operating model is based upon product sales and its service contract base. Business drivers of the Company's future performance include, but are not limited to: demand for self-service and automation from Banking and Retail customers driven by the evolution of consumer behavior; demand for cost efficiencies and better usage of real estate for bank branches and retail stores as they transform their businesses to meet the needs of their customers while facing macro-economic challenges; demand for services on assets such as ATMs, POS and SCO, including managed services and professional services; timing of product upgrades and/or replacement cycles for ATMs, POS and SCO; demand for software products and professional services; demand for security products and services for the financial, retail and commercial sectors; and demand for innovative technology in connection with the Company's strategy.

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

	Three months ended March 31,
Net Sales	2026	2025	$ Change	% Change
Banking
Services	$391.1	$382.2	$8.9	2.3
Products	233.1	247.3	(14.2)	(5.7)
Total Banking	624.2	629.5	(5.3)	(0.8)

Retail
Services	145.7	126.3	19.4	15.4
Products	121.9	85.3	36.6	42.9
Total Retail	267.6	211.6	56.0	26.5

Total net sales	$891.8	$841.1	$50.7	6.0
 The Company calculates constant currency by translating the prior-year period results at the current year exchange rate.
Three months ended March 31, 2026 compared with three months ended March 31, 2025. Net sales increased $50.7, driven by net favorable currency impact of 6.4% and stronger electronic point of sale business, partially offset by lower Banking product volumes as a result of timing. Banking net sales declined by $5.3, primarily due lower volume in Europe, partially offset by net favorable currency impact of 5.0% and higher pricing. Banking net sales represented 70.0% and 74.8% of total net sales for the three months ended March 31, 2026 and 2025, respectively. Retail net sales increased $56.0, primarily due to increased products net sales driven by stronger electronic point of sale business and a net favorable currency impact of 11.1%. Retail net sales represented 30.0% and 25.2% of total net sales for the three months ended March 31, 2026 and 2025, respectively.

	Three months ended March 31,
Gross Margin	2026	2025	$ Change	% Change
Gross profit – services	$120.7	$117.2	$3.5	3.0
Gross profit – products	92.4	85.2	7.2	8.5
Total gross profit	$213.1	$202.4	$10.7	5.3
Gross margin – services	22.5%	23.0%
Gross margin – products	26.0%	25.6%
Total gross margin	23.9%	24.1%

Services gross margin decreased 50 basis points in the three months ended March 31, 2026, primarily due to unfavorable software services customer delivery mix compared to the same period in the prior year and continued investments in our non-software service organization capabilities. Product gross margin increased 40 basis points in the three months ended March 31, 2026 primarily due to favorable geographic mix of ATM machines sold in the period as well as improved pricing.

	Three months ended March 31,
Operating Expenses	2026	2025	$ Change	% Change
Selling and administrative expense	$157.2	$151.8	$5.4	3.6
Research, development and engineering expense	22.1	22.7	(0.6)	(2.6)
Other operating expense (income)	1.1	(1.7)	2.8	N/M
Total operating expenses	$180.4	$172.8	$7.6	4.4
Percent of net sales	20.2%	20.5%

Selling and administrative expense increased $5.4, or 3.6% in the three months ended March 31, 2026 compared to the corresponding period in 2025 primarily due to transformation costs related to continuous improvement initiatives. Research and development costs reflect the Company's ongoing investment in hardware and software innovations and enhancements in service offerings.

	Three months ended March 31,
Other Income (Expense)	2026	2025	$ Change	% Change
Interest income	$2.9	$1.5	$1.4	93.3
Interest expense	(23.3)	(21.5)	(1.8)	(8.4)
Foreign exchange, net	(2.4)	(18.5)	16.1	87.0
Miscellaneous, net	2.5	1.5	1.0	66.7
Other income (expense), net	$(20.3)	$(37.0)	$16.7	45.1

Foreign exchange, net includes realized gains and losses, primarily related to the unfavorable impact of a strengthening Brazilian real against the U.S. dollar and a broader weakening of the U.S. dollar, mitigated by the Company's derivative instruments during the three months ended March 31, 2026. Refer to Note 12 to our condensed consolidated financial statements for additional information regarding derivative instruments not designated as hedges.

	Three months ended March 31,
Net Income	2026	2025	$ Change	% Change
Income tax expense (benefit)	$5.7	$(2.2)	$7.9	N/M
Net income (loss)	$5.5	$(7.5)	$13.0	N/M
Effective tax rate	46.0%	29.7%

Changes in net income were a result of the fluctuations outlined above. The changes in net income were also impacted by an increase in income tax expense for the three months ended March 31, 2026 compared with the prior year period. The effective tax rate was higher in 2026 primarily due to (i) decreased interest expense deductibility and (ii) non-recurring discrete tax expense in 2025, which reduced the tax benefit for the period. Refer to Note 8 to our condensed consolidated financial statements for additional information regarding tax expense.

Liquidity and Capital Resources.

Liquidity Policy. We maintain a strong focus on liquidity and define our liquidity risk tolerance based on sources and uses to maintain a sufficient liquidity position to meet our business needs and financial obligations under both normal and stressed conditions. We believe that our consolidated liquidity and availability under the Revolving Credit Facility (as defined below) will be sufficient to meet our liquidity needs.

The Company is committed to maintaining and over time improving our credit ratings through a disciplined capital allocation strategy. We intend to return a portion of our free cash flow to stockholders through share repurchases. We expect that any acquisition or other investments will be pursued in a disciplined way and focused on those that offer strategic, operational and financial synergies.

Revolving Credit Facility. On December 18, 2024, the Company entered into a credit agreement (Credit Agreement) with certain financial institutions, providing for, among other things, a $310.0 revolving credit facility maturing on December 18, 2029 (Revolving Credit Facility). Refer to Note 7 to the consolidated financial statements for further details regarding the Revolving Credit Facility.

Credit Ratings and Conditions. The cost and availability of debt financing is influenced by our credit ratings. Moody's Investors Service (Moody's) and Standard and Poor's Global Ratings (S&P) currently issue ratings on our short- and long-term debt. On April 23, 2026, Fitch Ratings published its initial rating of BB-, with a stable outlook. Our ratings may be subject to a revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

	Moody's	S&P	Fitch
Outlook	Stable	Stable	Stable
Long-term	B1	B+	BB-

We believe that cash from operations plus available borrowing capacity under our Revolving Credit Facility, our current cash balance, and short-term investments are adequate to support operating requirements, capital expenditures and any share repurchases for at least the next 12 months and the foreseeable future thereafter. As of March 31, 2026 and December 31, 2025, we had no borrowings outstanding under the $310.0 Revolving Credit Facility, $24.3 of outstanding letters of credit and available borrowing capacity of $285.7.

	March 31, 2026	December 31, 2025
Cash, cash equivalents and restricted cash	$373.6	$387.3
Short-term investments	—	29.1
Revolving credit facility	310.0	310.0
Total	$683.6	$726.4

The following table summarizes the results of the Company's Statement of Cash Flows:

	Three months ended March 31,
Summary of cash flows:	2026	2025
Net cash provided by operating activities	$31.7	$15.7
Net cash provided by investing activities	20.2	—
Net cash used by financing activities	(62.2)	(12.8)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3.4)	6.0
Change in cash, cash equivalents and restricted cash	$(13.7)	$8.9

Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments impact reported cash flows. Cash flows from operating activities during the three months ended March 31, 2026 were driven by cash provided by trade receivables, accounts payable, and deferred revenue and cash used for inventories. The key drivers of these cash flows were increased deferred revenues from annual billings, reduced supplier payments, and increased collections. Cash flows from operating activities during the three months ended March 31, 2025 were driven by cash provided by trade receivables and cash uses for inventories, accounts payable, and deferred revenue. The key drivers of these cash flows are increased collections and supplier payments.

Investing Activities. Cash flows from investing activities during the three months ended March 31, 2026 and 2025 were driven by the sale of short-term investments partially offset by investments in internally developed software and fixed assets.

Financing Activities. Cash flows used by financing activities during the three months ended March 31, 2026 and 2025 were primarily driven by the Company's repurchase of common shares.

Share Repurchase. On November 5, 2025, we announced that our Board had approved a new $200.0 share repurchase program for the purchase of our common stock. During the first quarter of 2026, the Company purchased 746,610 shares for $55.0 in the aggregate. As of March 31, 2026, there was $117.0 remaining under the share repurchase program. Under the share repurchase program, shares may be repurchased in the open market, or otherwise, including under accelerated share repurchase programs, or under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (Exchange Act). The specific timing, price, and size of purchases will depend on prevailing stock prices, general market and economic conditions, and other considerations. The share repurchase program may be extended, suspended, or discontinued at any time without prior notice and does not obligate us to acquire any particular amount of common stock. Refer to Unregistered Sales of Equity Securities and Use of Proceeds in Part II of this Quarterly Report on Form 10-Q for more information.

Contractual and Other Material Cash Obligations. All contractual and other cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at March 31, 2026 compared to December 31, 2025. Please refer to the Contractual and Other Obligations in the MD&A of our Annual Report on Form 10-K for the year ended December 31, 2025 for further information.

Off-Balance Sheet Arrangements. Please refer to Note 13 of the condensed consolidated financial statements for additional information.

Critical Accounting Policies and Estimates. There have been no changes to our critical accounting policies during the three months ended March 31, 2026. Please refer to the Critical Accounting Policies and Estimates section within the MD&A and Note 1 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion on our accounting policies and critical accounting estimates.

STATEMENT OF FINANCIAL POSITION (UNAUDITED) (in millions, except share amounts)	March 31, 2026	December 31, 2025
ASSETS
Cash, cash equivalents and restricted cash	$373.6	$387.3
Short-term investments	—	29.1
Trade receivables, net of allowances of $4.0 and $6.0, respectively	597.0	609.4
Inventories (Note 2)	553.1	521.0
Prepaid expenses	31.1	50.9
Other current assets	245.3	189.1
Total current assets	1,800.1	1,786.8
Property, plant and equipment, net (Note 3)	293.0	286.0
Deferred income taxes	103.3	105.0
Goodwill (Note 4)	632.1	642.4
Customer relationships and other intangible assets, net (Note 4)	764.6	792.4
Other assets	236.8	241.8
Total assets	$3,829.9	$3,854.4
LIABILITIES
Accounts payable	482.6	431.1
Deferred revenue	359.4	325.8
Payroll and other benefits liabilities	165.6	201.6
Other current liabilities	396.4	413.0
Total current liabilities	1,404.0	1,371.5
Long-term debt (Note 7)	939.4	938.5
Pensions, post-retirement and other benefits	115.9	120.4
Deferred income taxes	197.0	200.7
Other liabilities	147.4	118.5
Total liabilities	2,803.7	2,749.6
EQUITY
Common stock (Note 9)	0.4	0.4
Paid-in-capital	1,064.0	1,060.5
Retained earnings	96.9	91.9
Treasury shares, at cost (Note 9)	(191.1)	(130.7)
Accumulated other comprehensive income (Note 9)	52.7	77.8
Total Diebold Nixdorf shareholders' equity	1,022.9	1,099.9
Noncontrolling interests	3.3	4.9
Total equity	1,026.2	1,104.8
Total liabilities and equity	$3,829.9	$3,854.4

See accompanying notes to condensed consolidated financial statements.

STATEMENT OF EARNINGS (UNAUDITED)	Three months ended March 31,
(in millions, per share in dollars)	2026	2025
Net sales
Services	$536.8	$508.5
Products	355.0	332.6
Total revenues (Note 5)	891.8	841.1
Cost of sales
Services	416.1	391.3
Products	262.6	247.4
Total cost of sales	678.7	638.7
Gross profit	213.1	202.4
Selling and administrative expense	157.2	151.8
Research, development and engineering expense	22.1	22.7
Other operating expense (income)	1.1	(1.7)
Total costs and expenses	180.4	172.8
Operating profit	32.7	29.6
Other income (expense)
Interest income	2.9	1.5
Interest expense	(23.3)	(21.5)
Foreign exchange, net	(2.4)	(18.5)
Miscellaneous, net	2.5	1.5
Income (loss) before taxes	12.4	(7.4)
Income tax expense (benefit) (Note 8)	5.7	(2.2)
Equity in loss of unconsolidated subsidiaries, net	(1.2)	(2.3)
Net income (loss)	5.5	(7.5)
Net income attributable to noncontrolling interests	0.5	0.8
Net income (loss) attributable to Diebold Nixdorf	$5.0	$(8.3)

Basic weighted-average shares outstanding	35.1	37.6
Diluted weighted-average shares outstanding	35.7	37.6

Net income (loss) attributable to Diebold Nixdorf
Basic earnings (loss) per share	$0.14	$(0.22)
Diluted earnings (loss) per share	$0.14	$(0.22)
See accompanying notes to condensed consolidated financial statements.

STATEMENT OF CASH FLOWS (UNAUDITED)	Three months ended March 31,
(in millions)	2026	2025
Net income (loss)	$5.5	$(7.5)
Adjustments to reconcile net income (loss) to cash flow provided (used) by operating activities:
Depreciation and amortization	31.4	33.9
Amortization of deferred financing costs into interest expense	1.7	1.5
Share-based compensation	3.2	3.0
Deferred income taxes	1.3	(2.0)
(Gain) loss on foreign currency translation	(0.6)	17.3
Other	1.4	(1.4)
Changes in certain assets and liabilities:
Trade receivables	3.8	0.4
Inventories	(38.7)	(4.8)
Accounts payable	59.0	(23.5)
Deferred revenue	61.0	55.2
Sales tax and net value added tax	(30.1)	(11.5)
Accrued salaries, wages and commissions	(28.7)	(26.0)
Certain other assets and liabilities	(38.5)	(18.9)
Net cash provided by operating activities	31.7	15.7
Capital expenditures	(5.6)	(7.9)
Capitalized software development	(5.4)	(1.7)
Proceeds from maturities of investments	29.1	80.5
Payments for purchases of investments	—	(70.9)
Other investments	2.1	—
Net cash provided by investing activities	20.2	—
Dividends paid to noncontrolling interest shareholder	—	(2.0)
Treasury share activity	(60.4)	(9.6)
Other	(1.8)	(1.2)
Net cash used by financing activities	(62.2)	(12.8)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3.4)	6.0
Change in cash, cash equivalents and restricted cash	(13.7)	8.9
Cash, cash equivalents and restricted cash at the beginning of the period	387.3	311.3
Cash, cash equivalents and restricted cash at the end of the period	$373.6	$320.2
Cash paid for: Income taxes	$6.0	$6.7
Cash paid for: Interest	$37.1	$21.4
See accompanying notes to condensed consolidated financial statements.

STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)	Three months ended March 31,
(in millions)	2026	2025
Net income (loss)	$5.5	$(7.5)
Other comprehensive income (loss), net of tax
Translation adjustment	(29.8)	69.8
Foreign currency hedges (net of tax of $(0.7) and $— , respectively)	2.2	—
Pension and other post-retirement benefits net actuarial gain (loss) amortized, tax of $(0.3) and $(0.3), respectively	0.7	(0.6)
Other	(0.3)	(0.3)
Other comprehensive income (loss), net of tax	(27.2)	68.9
Comprehensive income (loss)	(21.7)	61.4
Less: Comprehensive income (loss) attributable to noncontrolling interests	(1.6)	0.6
Comprehensive income (loss) attributable to Diebold Nixdorf	$(20.1)	$60.8

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)	Three months ended March 31,
(in millions)	2026	2025
Beginning balance	$0.4	$0.4
Share-based compensation issued	—	—
Common stock	$0.4	$0.4
Beginning balance	$77.8	$(117.9)
Other comprehensive income	(25.1)	69.1
Accumulated other comprehensive income	$52.7	$(48.8)
Beginning balance	$1,060.5	$1,048.4
Share-based compensation	3.5	3.0
Paid-in-capital	$1,064.0	$1,051.4
Beginning balance	$91.9	$(1.1)
Net income (loss) attributable to the Company	5.0	(8.3)
Retained earnings	$96.9	$(9.4)
Beginning balance	$(130.7)	$—
Purchases	(60.4)	(9.6)
Treasury shares	$(191.1)	$(9.6)
Diebold Nixdorf Shareholders' equity	1,022.9	984.0
Beginning balance	$4.9	$8.4
Net earnings attributable to noncontrolling interests	0.5	0.8
Noncontrolling interests other comprehensive loss	(2.1)	(0.2)
Distributions to non-controlling interest holders, net	—	(2.0)
Noncontrolling interests	3.3	7.0
Total equity balance at March 31	$1,026.2	$991.0
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

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In addition, some of the Company’s statements in this Quarterly Report on Form 10-Q may involve risks and uncertainties that could significantly impact expected future results. The results for interim periods are not necessarily indicative of results for the entire year.

Note 2: Inventories. Major classes of inventories are summarized as follows:

	March 31, 2026	December 31, 2025
Raw materials and work in process	$181.2	$173.3
Finished goods	179.0	154.0
Total product inventories	360.2	327.3
Service parts	192.9	193.7
Total inventories	$553.1	$521.0

Note 3: Property, Plant and Equipment and Operating Leases.

	March 31, 2026	December 31, 2025
Cost	$224.8	$225.6
Less accumulated depreciation	(84.0)	(81.0)
Right-of-use operating lease assets	152.2	141.4
Property, plant and equipment, net	$293.0	$286.0

Depreciation expense. Depreciation expense was $6.4 and $8.5 for the three months ended March 31, 2026 and 2025, respectively.

Operating lease liabilities. Our current operating lease liabilities, included in Other current liabilities in our Statement of Financial Position, were $55.4 and $51.8 as of March 31, 2026 and December 31, 2025, respectively. Our non-current operating lease liabilities, included in Other liabilities in our Statement of Financial Position, were $98.8 and $91.9 as of March 31, 2026 and December 31, 2025, respectively.

Note 4: Goodwill and Other Intangible Assets. Goodwill and intangibles are tested for impairment annually during the fourth quarter or earlier if a triggering event is identified. The changes in the carrying amount of goodwill for the three months ended March 31, 2026:

	Banking	Retail	Total
Goodwill, balance at January 1, 2026	$490.9	$151.5	$642.4
Currency translation adjustment	(7.9)	(2.4)	(10.3)
Goodwill, balance at March 31, 2026	483.0	149.1	632.1
The following summarizes information on Intangible assets by major category:

		March 31, 2026			December 31, 2025
	Weighted-average remaining useful lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	14.9 years	$575.4	$(86.7)	$488.7	$584.7	$(79.5)	$505.2
Trademarks and trade names	15.7 years	121.7	(17.5)	104.2	123.3	(16.0)	107.3
Capitalized software development	2.0 years	79.8	(22.4)	57.4	75.6	(18.3)	57.3
Technology know-how and development costs non-software and other	3.6 years	237.8	(123.5)	114.3	240.8	(118.2)	122.6
Customer relationships and other intangible assets, net		$1,014.7	$(250.1)	$764.6	$1,024.4	$(232.0)	$792.4

The Company's total amortization expense, excluding that related to deferred financing costs, was $25.0 and $25.4 for the three months ended March 31, 2026 and 2025, respectively. The primary driver of the change in gross carrying amount was due to a decrease for currency translation of $15.2 and an increase in software development costs of $5.4

Note 5: Revenue Recognition. A performance obligation is a contractual promise to transfer a distinct good or service to the customer. A contract's transaction price is allocated to each distinct performance obligation and is recognized as revenue when (point in time) or as (over time) the performance obligation is satisfied. For both the three months ended March 31, 2026 and 2025, the revenue recognized by the Company included approximately 40% for products transferred at a point in time and 60% for products and services transferred over time.

Contract balances. The following table provides information about receivables and deferred revenue, which represent contract liabilities from contracts with customers:

Contract balance information	Trade receivables	Contract liabilities
Balance at December 31, 2025	$609.4	$325.8
Balance at March 31, 2026	$597.0	$359.4

There have been $0.6 and $1.7 of impairment losses recognized as bad debt related to receivables or contract assets arising from the Company's contracts with customers during the three months ended March 31, 2026 and 2025, respectively.

As of December 31, 2025, the Company had $325.8 of deferred revenue constituting the remaining performance obligations that are unsatisfied (or partially unsatisfied). During the three months ended March 31, 2026, the Company recognized revenue of $102.8 related to the Company's deferred revenue balance at December 31, 2025.

Note 6: Segment Information. The Company's reportable segment information below directly aligns with how the Chief Executive Officer, who is also the chief operating decision maker (CODM), regularly reviews results to make decisions, allocate resources, and assess performance. Revenue, costs, operating expenses and operating profit (loss), as disclosed herein, is consistent with the segment information used by the CODM and does not include corporate charges, asset impairment, restructuring and saving initiative charges, or other non-routine, unusual or infrequently occurring items, as the CODM does not regularly review and use such financial measures to make decisions, allocate resources and assess performance.

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

The following tables present information regarding the Company’s segment performance and provide a reconciliation between segment operating profit and the consolidated income (loss) before taxes:

	Three months ended March 31,
	2026	2025
Banking	$620.7	$629.5
Retail	267.5	211.6
Total net sales by segment	$888.2	$841.1
Banking	455.6	468.1
Retail	207.1	159.8
Total segment cost of sales	$662.7	$627.9
Banking	165.1	161.5
Retail	60.4	51.7
Total segment gross profit	$225.5	$213.2
Banking	66.4	64.0
Retail	30.4	29.2
Total segment SG&A and other operating expenses	$96.8	$93.2
Banking	$98.7	$97.6
Retail	30.0	22.4
Total segment operating profit	$128.7	$120.0
Corporate charges not allocated to segments(1)	$(67.8)	$(72.1)
Restructuring and other saving initiative expenses(2)	(24.0)	(20.0)
Non-core APMEA entity(3)	(6.7)	—
Net non-routine income(4)	2.5	1.7
	(96.0)	(90.4)
Operating profit	32.7	29.6
Other expense, net	(20.3)	(37.0)
Income (loss) before taxes	$12.4	$(7.4)
(1)    Corporate charges not allocated to segments include headquarter-based costs associated primarily with human resources, finance, IT and legal that are not directly attributable to a particular segment and are separately assessed by the CODM for purposes of making decisions.
(2)    Refer to Note 11 for further information regarding restructurings. Consistent with the historical reportable segment structure, restructuring and saving initiative costs are not assigned to the segments, and are separately analyzed by the CODM.
(3)    Non-core APMEA entity includes operational activity and impairment charges that the Company intends to wind down in 2026, including $3.6 of revenue for the three months ended March 31, 2026.
(4)    Net non-routine income consists of items that the Company has determined are non-routine in nature and not allocated to the reportable operating segments as they are not included in the measure used by the CODM to make decisions, allocate resources and assess performance.
The following table presents information regarding the Company’s segment net sales by service and product solution:

	Three months ended March 31,
	2026	2025
Services	$391.1	$382.2
Products	233.1	247.3
Total Banking	624.2	629.5
Services	145.7	126.3
Products	121.9	85.3
Total Retail	267.6	211.6
Total revenue	$891.8	$841.1

Note 7: Debt. Outstanding debt balances were as follows:

	March 31, 2026	December 31, 2025
2030 Senior Secured Notes	$950.0	$950.0
Other	19.9	20.7
Long-term debt	$969.9	$970.7
Long-term deferred financing fees	(30.5)	(32.2)
Total outstanding debt	$939.4	$938.5

2024 Refinancing Activities - Senior Secured Notes Due 2030 (the 2030 Senior Secured Notes). On December 18, 2024, the Company issued $950.0 in aggregate principal amount 7.75% Senior Secured Notes due 2030 to qualified institutional buyers in a private placement exempt from the registration requirements of the Securities Act of 1933. The 2030 Senior Secured Notes were issued at par.

Revolving Credit Agreement. On December 18, 2024, the Company entered into a credit agreement (the Credit Agreement) for a $310.0 revolving credit facility maturing on December 18, 2029 (the Revolving Credit Facility). Borrowings under the Revolving Credit Facility bear interest at an adjusted secured overnight financing rate plus a margin of 2.75% to 3.50% per annum or an adjusted base rate plus a margin of 1.75% to 2.50% per annum, in each case based on the consolidated first lien debt ratio of the Company and its restricted subsidiaries. As of March 31, 2026, no amounts were outstanding under the Revolving Credit Facility.

Below is a summary of financing information:

Financing Facilities	Interest Rate Index and Margin	Maturity/Termination Dates	Initial Term (Years)
2030 Senior Secured Notes	7.75%	March 2030	5.25
Revolving Credit Facility(i)	SOFR + 2.75%-3.50%	December 2029	5.00
(i)SOFR with a floor of 0.0%

The Company had various international uncommitted and non-utilized short-term lines of credit with borrowing limits aggregating to $14.5 and $8.5 as of March 31, 2026 and December 31, 2025. There were no outstanding borrowings on the short-term lines of credit as of March 31, 2026 or December 31, 2025. Short-term lines mature in less than one year and are used to support working capital.

Note 8: Income Taxes.

	Three months ended March 31,
	2026	2025
Income tax expense	$5.7	$(2.2)
Effective tax rate	46.0%	29.7%

The effective tax rate on the income from continuing operations was 46.0% and 29.7% for the three months ended March 31, 2026 and 2025, respectively. For all periods noted, the effective tax rate differed compared to the U.S. federal statutory rate due to expected jurisdictional mix of earnings, U.S. tax on foreign income and other expected permanent tax differences relative to pretax earnings. Additionally, for the three months ended March 31, 2026, the Company recorded a net discrete tax benefit, and for the three months ended March 31, 2025, the Company recorded a net discrete tax expense.

Note 9: Shareholders' Equity. The following table summarizes the changes in the Company’s Accumulated Other Comprehensive Income (AOCI), net of tax, by component for the three months ended March 31, 2026 and 2025:

Accumulated Other Comprehensive Income (Loss)	Three months ended March 31,
(in millions)	2026	2025
Beginning balance	$74.5	$(111.6)
Other comprehensive income before reclassifications(1)	(27.7)	70.0
Currency translation adjustments AOCI	$46.8	$(41.6)
Beginning balance	$(6.0)	$(0.1)
Other comprehensive loss before reclassifications	2.2	—
Foreign currency hedges AOCI	$(3.8)	$(0.1)
Beginning balance	$10.1	$(5.7)
Amounts reclassified from AOCI(2)	0.7	(0.6)
Pension and other post-retirement benefits	$10.8	$(6.3)
Beginning balance	$(0.8)	$(0.5)
Other comprehensive loss before reclassifications	(0.3)	(0.3)
Other	$(1.1)	$(0.8)
AOCI at March 31	$52.7	$(48.8)
(1) Other comprehensive income (loss) before reclassifications within the translation component excludes $2.1 and $0.2 translation amount attributable to noncontrolling interests for the three months ended March 31, 2026 and 2025, respectively.
(2) The total reclassification from AOCI included pension and post-retirement net actuarial gain (loss) of $0.7 and $(0.6) net of tax, for the three months ended March 31, 2026 and 2025, respectively.

Common stock. The Company's authorized common stock includes 45,000,000 shares, with a par value of $0.01 per share. As of March 31, 2026, 37,900,756 shares were issued and 34,751,349 shares were outstanding. As of December 31, 2025, 37,726,003 shares were issued and 35,384,690 shares were outstanding. The Company had 3,149,407 and 2,341,313 treasury shares as of March 31, 2026 and December 31, 2025, respectively. During the three months ended March 31, 2026 we repurchased 747,000 shares under the share repurchase program for $55.0, and incurred taxes and fees of $0.6. In addition, the Company repurchased 61,484 shares related to shares withheld for income taxes on vested share-based compensation for $4.8. The Company's share repurchase program does not obligate it to acquire any specific number of shares. Under the share repurchase program, shares may be purchased in the open market or otherwise, including under accelerated share repurchase programs or under plans complying with Rule 10b5-1 under the Exchange Act.

Note 10: Earnings (Loss) Per Share. The following table represents amounts used in computing earnings per share and the effect on the weighted-average number of shares of potential dilutive common stock:

	Three months ended March 31,
	2026	2025
Earnings used in basic and diluted earnings per share
Net income (loss)	$5.5	$(7.5)
Net income attributable to noncontrolling interests	0.5	0.8
Net income (loss) attributable to Diebold Nixdorf	$5.0	$(8.3)

Weighted-average common shares in basic earnings (loss) per share	35.1	37.6
Effect of dilutive shares(1)	0.6	—
Weighted-average number of shares used in diluted earnings (loss) per share	35.7	37.6

Net income (loss) attributable to Diebold Nixdorf
Basic earnings (loss) per share	$0.14	$(0.22)
Diluted (loss) earnings per share	$0.14	$(0.22)

Anti-dilutive shares
Anti-dilutive shares not used in calculating diluted weighted-average shares	—	0.5
(1)     Shares of 0.3 for the three months ended March 31, 2025 are excluded from the computation of diluted loss per share because the effects are anti-dilutive, due to the net loss position.

Note 11: Restructuring. In the fourth quarter of 2025, the Company initiated its Operational Evolution Program (OEP). The OEP is meant to improve efficiency and streamline the organization structure of the Company. The total amount expected to be incurred in relation to the OEP is $95, which includes $28 and $17 related to our Banking and Retail segments, respectively. As of March 31, 2026, the Company has recognized total cumulative restructuring charges of $50.9, which includes $16.0 and $9.0 related to our Banking and Retail segments, respectively. The most significant expense primarily relates to headcount reduction. Total restructuring charges related to the OEP for the three months ended March 31, 2026 were $6.0 and $6.1 in our Banking and Retail segments, respectively, which includes costs related to a non-core business in APMEA.

Completed Plans. During the fourth quarter of 2023, the Company introduced its continuous improvement initiative, which focused on consistently innovating its solutions to support a better transaction experience for consumers at bank and retail locations while simultaneously streamlining cost structures and business processes through the integration of hardware, software and services. The Company completed this program in the fourth quarter of 2025. The most significant expense for the three months ended March 31, 2025 primarily relates to headcount reduction and redefining the organization structure in relation to the improvement process. Total restructuring charges for the three months ended March 31, 2025 for the Banking and Retail segments were $3.4 and $7.1, respectively. Total restructuring charges also includes corporate charges that are not allocated to the segments.

The following tables summarizes the impact of the Company’s restructuring charges on the Consolidated Statements of Earnings:

	Three months ended March 31,
	2026	2025
Cost of sales – services	$11.5	$10.5
Cost of sales – products	0.6	0.3
Selling and administrative expense	11.9	6.8
Research, development and engineering expense	—	2.4
Total	$24.0	$20.0

The following table summarizes the Company’s severance accrual balance and related activity:

	2026	2025
Beginning balance as of January 1	$41.4	$15.9
Severance accrual	10.9	15.2
Payout/Settlement	(9.5)	(11.0)
Other	(0.1)	0.1
Ending balance as of March 31	$42.7	$20.2

Note 12: Financial Instruments and Fair Value. The following table provides information about assets and liabilities not carried at fair value and excludes asset and liabilities without readily determinable fair value.

		March 31, 2026		December 31, 2025
		Carrying amount	Estimated fair value	Carrying amount (net)	Estimated fair value
Liabilities	Borrowings (Note 7)	$969.9	$1,007.9	$970.7	$1,030.1

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

Derivatives and Hedging. The Company is exposed to various market risks such as changes in foreign currency rates. The Company uses derivatives to manage risks related to changes in foreign currency exchange rates arising from international trade, foreign currency monetary asset and liability balances and investments in foreign subsidiaries. Refer to Note 15 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for further information.

Net Investment Hedges. The Company designates foreign currency forwards to hedge a portion of foreign investments in its EUR and BRL denominated operations. As of March 31, 2026, this included 28 EUR-USD and 14 BRL-USD foreign currency forward instruments. The Company uses the forward method to assess hedge effectiveness for its net investment hedges. Gains and losses on these instruments are initially recognized in our Statement of Other Comprehensive Income (Loss) and are reclassified out of AOCI into gain or loss on sale of investment when the hedged net investment is either sold or substantially liquidated. Cash flows from the net investment hedges are classified as Certain other assets and liabilities on the Statement of Cash Flows.

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

Fair Value of Derivatives. The following table presents the fair value of our derivative instruments and identifies the statement of financial position line items in which these amounts are included. All fair values are presented on a gross basis, consistent with the Company's policy to not elect to net derivative assets and liabilities that are subject to master netting agreements:

	March 31, 2026
	Gross notional	Other current assets	Other current liabilities
Designated forward currency exchange contracts[1]	$575.6	$0.8	$(3.5)
Non-Designated forward exchange contracts[2]	$768.0	5.6	(2.8)
Net derivatives recognized in statement of financial position		$6.4	$(6.3)
1 Gains (losses) in our Other comprehensive Income (loss) driven by net investment hedges was $3.0 for the three months ended March 31, 2026.
2 Gains (losses) in our Statement of Earnings (loss) driven by hedges of foreign exchange fluctuation was $(7.0) for the three months ended March 31, 2026. These amounts are offset by the remeasurement of the underlying exposure through foreign exchange gain or loss, net on the Statement of Earnings.

Note 13: Commitments, Guarantees, Product Warranties and Other Contingencies. Indirect Tax Contingencies. At March 31, 2026, the Company was a party to several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the condensed consolidated financial statements would not be materially affected by the outcome of these indirect tax claims and/or proceedings or asserted claims.

Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated liabilities. The Company estimated the aggregate risk at March 31, 2026 to be up to $52.5 for its material indirect tax matters. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire.

Legal Contingencies. At March 31, 2026, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate were considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings or asserted claims.

Refer to Note 16 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Bank Guarantees, Standby Letters of Credit, and Surety Bonds. At March 31, 2026, the maximum future contractual obligations relative to performance guarantees totaled $128.9, of which $24.3 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2025, the maximum future payment obligations relative to these various guarantees totaled $130.8, of which $24.3 represented standby letters of credit to insurance providers, and no associated liability was recorded.

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

	2026	2025
Beginning balance as of January 1	$20.1	$22.5
Current period accruals	3.9	4.2
Current period settlements	(4.9)	(6.5)
Currency translation adjustment	(0.5)	0.6
Ending balance as of March 31	$18.6	$20.8

Restricted Cash. The following table provides a reconciliation of Cash, cash equivalents and Short-term restricted cash reporting within the Company's Condensed Consolidated Statement of Financial Position and in the Condensed Consolidated Statements of Cash Flows:

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$358.6	$368.9
Bank collateral guarantees	7.3	10.7
Pension collateral guarantees	7.7	7.7
Restricted cash and cash equivalents	15.0	18.4
Total cash, cash equivalents, and restricted cash	$373.6	$387.3

Quantitative and Qualitative Disclosures About Market Risk. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of market risk exposures. There have been no material changes in this information since December 31, 2025.
Controls and Procedures. Disclosure Controls and Procedures. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO as appropriate, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, the Company's management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that such disclosure controls and procedures were effective as of March 31, 2026.

Change in Internal Controls. During the quarter ended March 31, 2026, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II - Other Information

Legal Proceedings. For information regarding legal proceedings, please refer to Note 13 of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Risk Factors. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There has been no material change to this information since December 31, 2025.

Unregistered Sales of Equity Securities and Use of Proceeds. Information concerning the Company’s share repurchases made during the first quarter ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Maximum that May Yet Be Purchased Under the Plans (in millions)(1)
January	231,387	$68.56	231,387	$156.1
February	236,088	$76.34	236,088	$138.1
March	279,135	$75.63	279,135	$117.0
	746,610	$73.66	746,610
(1)On November 5, 2025, we announced that our Board of Directors had approved a new $200.0 share repurchase program with no expiration date. The Company may purchase shares from time to time in open market purchases or otherwise. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans.

Other Information. Adoption, Modification or Termination of Trading Plans. During the quarter ended March 31 2026, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Exhibits.

10.1*†	Form of 2024 Performance Cash Award Agreement by and between Diebold Nixdorf, Incorporated and Participants
10.2*†	Offer Letter, dated January 21, 2026, by and between Diebold Nixdorf, Incorporated and Andy Zosel
10.3*†	Contract of Employment, dated February 17, 2026, by and between Diebold Nixdorf Middle East FZ-LLC and Ilhami Cantadurucu
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document included in Exhibit 101)
*Filed herewith; **Furnished herewith † Reflects management contract or compensatory arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD NIXDORF, INCORPORATED

Date:	April 30, 2026		/s/ Jeffrey Sesplankis
		By:	Jeffrey Sesplankis
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)