Form 10-Q
period 2026-09-30
DIEBOLD NIXDORF, Inc
filed 2026-10-28
CIK 28823

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☒    No  ☐
Number of shares of common stock outstanding as of October 20, 2026 was 33,586,276.

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
•success in executing potential acquisitions, investments or partnerships and divestitures, including our ability to finalize the terms of, and enter into a definitive agreement for, a strategic collaboration with Euronet Worldwide, Inc.;
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
•the impact of an adverse determination that our services, products or manufacturing processes infringe the intellectual property rights of others, or our failure to enforce our intellectual property rights;
•exposure to liabilities under the Foreign Corrupt Practices Act or other worldwide anti-bribery laws;
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

Strategy. The Company seeks to continually enhance the consumer's journey at bank and retail locations while simultaneously streamlining cost structures and business processes through the smart integration of hardware, software and services. The Company partners with other leading technology companies and regularly refines its research and development spend to continually improve and tailor needed solutions that support a better transaction experience for consumers.

Business Drivers. The Company's operating model is based upon product sales and its service contract base. Business drivers of the Company's future performance include, but are not limited to: demand for self-service and automation from Banking and Retail customers driven by the evolution of consumer behavior; demand for cost efficiencies and better usage of real estate for bank branches and retail stores as they transform their businesses to meet the needs of their customers while facing macro-economic challenges; demand for services on assets such as ATMs, point-of-sale (POS) and self-checkouts (SCOs), including managed services and professional services; timing of product upgrades for ATMs, POS and SCO; demand for software products and professional services; demand for security products and services for the financial, retail and commercial sectors; and demand for innovative technology in connection with the Company's strategy.

Results of Operations. The following discussion of the Company’s financial condition and results of operations provides information that will assist in understanding the financial statements and the changes in certain key items in those financial statements.

	Three months ended September 30,				Nine months ended September 30,
Net Sales	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Banking
Services	$416.5	$402.0	$14.5	3.6	$1,209.2	$1,191.7	$17.5	1.5
Products	281.7	288.2	(6.5)	(2.3)	751.4	807.3	(55.9)	(6.9)
Total Banking	698.2	690.2	8.0	1.2	1,960.6	1,999.0	(38.4)	(1.9)

Retail
Services	148.5	142.2	6.3	4.4	445.0	403.6	41.4	10.3
Products	147.6	112.8	34.8	30.9	411.2	298.9	112.3	37.6
Total Retail	296.1	255.0	41.1	16.1	856.2	702.5	153.7	21.9

Total net sales	$994.3	$945.2	$49.1	5.2	$2,816.8	$2,701.5	$115.3	4.3
 The Company calculates constant currency by translating the prior-year period results at the current year exchange rate.
Three months ended September 30, 2026 compared with three months ended September 30, 2025. Net sales increased by $49.1, driven by a stronger Retail products sales, primarily electronic POS and SCO solutions, despite a net unfavorable currency impact of 0.1%. Banking net sales increased by $8.0, with growth in North America, Latin America and Europe and a net favorable currency impact of 0.3%, partially offset by lower product volumes in Middle East and parts of Southeast Asia due to non-recurrence of several large orders in the prior year period. Banking net sales represented 70.2% and 73.0% of total net sales for the three months ended September 30, 2026 and 2025, respectively. Retail net sales increased by $41.1, primarily due to increased product net sales driven by higher electronic POS and SCO volumes, principally in Europe, despite a net unfavorable currency impact of 1.0%. Retail net sales represented 29.8% and 27.0% of total net sales for the three months ended September 30, 2026 and 2025, respectively.

Nine months ended September 30, 2026 compared with nine months ended September 30, 2025. Net sales increased by $115.3, driven by stronger electronic POS business and a net favorable currency impact of 2.7%, partially offset by lower Banking product volumes. Banking net sales decreased by $38.4, primarily due to lower product volumes in Middle East and Europe, partially offset by a net favorable currency impact of 2.5%. Banking net sales represented 69.6% and 74.0% of total net sales for the nine months ended September 30, 2026 and 2025, respectively. Retail net sales increased by $153.7, primarily due to increased product net sales driven by stronger electronic POS business and a net favorable currency impact of 3.3%. Retail net sales represented 30.4% and 26.0% of total net sales for the nine months ended September 30, 2026 and 2025, respectively.

	Three months ended September 30,				Nine months ended September 30,
Gross Margin	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Gross profit – services	$151.9	$135.8	$16.1	11.9	$402.9	$383.5	$19.4	5.1
Gross profit – products	95.3	109.3	(14.0)	(12.8)	296.9	297.9	(1.0)	(0.3)
Total gross profit	$247.2	$245.1	$2.1	0.9	$699.8	$681.4	$18.4	2.7
Gross margin – services	26.9%	25.0%			24.4%	24.0%
Gross margin – products	22.2%	27.3%			25.5%	26.9%
Total gross margin	24.9%	25.9%			24.8%	25.2%

Services gross margin increased 190 and 40 basis points in the three and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025. In the third quarter of 2026, the increase was due to VAT credits of $7.6 and improved operational performance. For the nine month period, the increase in margin was primarily driven by VAT credits and improved operational performance, partially offset by investments in our service fleet modernization and our technician capabilities and coverage. Product gross margin decreased 510 and 140 basis points in the three and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025. Declines in the quarter and the nine month period are primarily driven by elevated memory costs, an unfavorable regional mix of Banking product sales and a higher proportion of electronic POS sales, partially offset by tariff recoveries of $10.0 and customer pricing actions.

	Three months ended September 30,				Nine months ended September 30,
Operating Expenses	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Selling and administrative expense	$172.2	$150.9	$21.3	14.1	$491.7	$456.9	$34.8	7.6
Research, development and engineering expense	19.8	20.3	(0.5)	(2.5)	62.4	65.3	(2.9)	(4.4)
Other operating expense (income)	16.4	0.1	16.3	N/M	16.9	(0.4)	17.3	N/M
Total operating expenses	$208.4	$171.3	$37.1	21.7	$571.0	$521.8	$49.2	9.4
Percent of net sales	21.0%	18.1%			20.3%	19.3%

Selling and administrative expense increased $21.3, or 14.1%, in the three months ended September 30, 2026 and increased $34.8, or 7.6%, in the nine months ended September 30, 2026, compared to the corresponding periods in 2025, primarily due to transformation costs related to continuous improvement initiatives. Transformation costs were $30.7 and $57.2 for the three and nine months ended September 30, 2026, respectively, and $9.9 and $23.0 for the three and nine months ended September 30, 2025, respectively. Refer to Note 11 to our condensed consolidated financial statements for additional information. Research and development costs reflect the Company's ongoing investment in hardware and software innovations and enhancements in service offerings. Other operating expense (income) increased $16.3 and $17.3 in the three and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025 primarily related to a $16.9 impairment of our investment in an unconsolidated Chinese subsidiary as the company explores strategic options related to that investment.

	Three months ended September 30,				Nine months ended September 30,
Other Income (Expense)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Interest income	$5.6	$2.1	$3.5	N/M	$10.6	$6.1	$4.5	73.8
Interest expense	(26.7)	(21.8)	(4.9)	(22.5)	(74.1)	(65.1)	(9.0)	(13.8)
Foreign exchange, net	0.5	(0.8)	1.3	N/M	(4.2)	(41.5)	37.3	89.9
Miscellaneous, net	(2.9)	(0.9)	(2.0)	N/M	3.0	3.2	(0.2)	(6.3)
Other income (expense), net	$(23.5)	$(21.4)	$(2.1)	(9.8)	$(64.7)	$(97.3)	$32.6	33.5

Foreign exchange, net includes realized and unrealized gains and losses on foreign currency transactions and derivative instruments. Variability during the three and nine months ended September 30, 2026 primarily reflected fluctuations in the Euro and Brazilian Real relative to the U.S. dollar, mitigated by the Company's derivative hedging program. Refer to Note 12 to our condensed consolidated financial statements for additional information regarding derivative instruments not designated as hedges.

	Three months ended September 30,				Nine months ended September 30,
Net Income	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Income tax expense	$5.6	$9.6	$(4.0)	(41.7)	$30.5	$12.2	$18.3	N/M
Net income	7.1	41.7	(34.6)	(83.0)	28.9	47.0	(18.1)	(38.5)
Effective tax rate	36.6%	18.3%			47.6%	19.6%

Changes in net income were a result of the fluctuations outlined above. The changes in net income were also impacted by an increase in income tax expense for the three and nine months ended September 30, 2026, compared with the prior year periods. The effective tax rate was higher in 2026 primarily due to decreased interest expense deductibility and provision to return adjustments in 2026. Refer to Note 8 to our condensed consolidated financial statements for additional information regarding tax expense.

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

Revolving Credit Facility. On December 18, 2024, the Company entered into a credit agreement (Credit Agreement) with certain financial institutions, providing for, among other things, a $310.0 revolving credit facility maturing on December 18, 2029 (Revolving Credit Facility). Refer to Note 7 to the condensed consolidated financial statements for further details regarding the Revolving Credit Facility.

Credit Ratings and Conditions. The cost and availability of debt financing are influenced by our credit ratings. Moody's Investors Service (Moody's) and Standard and Poor's Global Ratings (S&P) and Fitch Ratings (Fitch) currently issue ratings on our short- and long-term debt. These ratings may be revised or withdrawn at any time by the applicable rating agency and should be evaluated independently of one another.

	Moody's	S&P	Fitch
Outlook	Stable	Stable	Stable
Long-term	B1	B+	BB-

We believe that cash from operations plus available borrowing capacity under the Revolving Credit Facility, and our current cash balance are adequate to support operating requirements, capital expenditures and any share repurchases for at least the next 12 months and the foreseeable future thereafter. As of September 30, 2026 and December 31, 2025, we had no borrowings outstanding under the Revolving Credit Facility, $24.2 of outstanding letters of credit resulting in available borrowing capacity of $285.8.

	September 30, 2026	December 31, 2025
Cash, cash equivalents and restricted cash(1)	$184.9	$387.3
Short-term investments	—	29.1
Revolving credit facility	310.0	310.0
Total	$494.9	$726.4
(1)    The Company had restricted cash of $15.9 and $18.4 as of September 30, 2026 and December 31, 2025, respectively.

The following table summarizes the Company's Statement of Cash Flows:

	Nine months ended September 30,
Summary of cash flows:	2026	2025
Net cash provided (used) by operating activities	$(29.3)	$83.2
Net cash used by investing activities	(8.5)	(59.0)
Net cash used by financing activities	(160.7)	(88.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3.9)	15.3
Change in cash, cash equivalents and restricted cash	$(202.4)	$(48.7)

Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments impact reported cash flows. Cash flows from operating activities during the nine months ended September 30, 2026 were driven by cash used for inventories and income taxes including estimated payments in several jurisdictions including Germany, partially offset by reduced supplier payments. Cash flows from operating activities during the nine months ended September 30, 2025 were driven by cash provided by trade receivables, partially offset by cash uses for inventories and accounts payable.

Investing Activities. Cash flows from investing activities during the nine months ended September 30, 2026 and 2025 were driven by the sale of short-term investments partially offset by investments in internally developed software and fixed assets.

Financing Activities. Cash flows used by financing activities during the nine months ended September 30, 2026 and 2025 were primarily driven by the Company's repurchase of common shares.

Share Repurchase. On November 5, 2025, we announced that our Board had approved a new $200.0 share repurchase program for the purchase of our common stock. During the first quarter of 2026, the Company purchased 746,610 shares for $55.0 in the aggregate. During the second quarter of 2026, the Company purchased 751,648 shares for $60.0 in the aggregate. During the third quarter of 2026, the Company purchased 432,547 shares for $33.5 in the aggregate. As of September 30, 2026, there was $23.5 remaining under the share repurchase program. Subsequently, we repurchased an additional 294,094 shares for $19.3 through October 23, 2026. On October 28, 2026, we announced that our Board had approved a new $250.0 share repurchase program for the purchase of our common stock. Under the share repurchase program, shares may be repurchased in the open market, or otherwise, including under accelerated share repurchase programs, or under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (Exchange Act). The specific timing, price, and size of purchases will depend on prevailing stock prices, general market and economic conditions, timing of cash flows and other considerations. The share repurchase program may be extended, suspended, or discontinued at any time without prior notice and does not obligate us to acquire any particular amount of common stock. Refer to Unregistered Sales of Equity Securities and Use of Proceeds in Part II of this Quarterly Report on Form 10-Q for more information.

Contractual and Other Material Cash Obligations. All contractual and other cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at September 30, 2026 compared to December 31, 2025. Please refer to the Contractual and Other Obligations in the MD&A of our Annual Report on Form 10-K for the year ended December 31, 2025 for further information.

Off-Balance Sheet Arrangements. Please refer to Note 13 of the condensed consolidated financial statements for additional information.

Critical Accounting Policies and Estimates. There have been no changes to our critical accounting policies during the nine months ended September 30, 2026. Please refer to the Critical Accounting Policies and Estimates section within the MD&A and Note 1 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion on our accounting policies and critical accounting estimates.

STATEMENT OF FINANCIAL POSITION (UNAUDITED) (in millions, except share amounts)	September 30, 2026	December 31, 2025
ASSETS
Cash, cash equivalents and restricted cash	$184.9	$387.3
Short-term investments	—	29.1
Trade receivables, net of allowances of $5.0 and $6.0, respectively	577.4	609.4
Inventories (Note 2)	561.7	521.0
Prepaid expenses	32.1	50.9
Income tax receivables	102.7	59.4
Other current assets	196.4	129.7
Total current assets	1,655.2	1,786.8
Property, plant and equipment, net (Note 3)	314.0	286.0
Deferred income taxes	114.5	105.0
Goodwill (Note 4)	626.2	642.4
Customer relationships and other intangible assets, net (Note 4)	725.8	792.4
Other assets	227.7	241.8
Total assets	$3,663.4	$3,854.4
LIABILITIES
Accounts payable	493.0	431.1
Deferred revenue	254.1	325.8
Payroll and other benefits liabilities	159.2	201.6
Accrued taxes	111.1	130.0
Other current liabilities	285.8	283.0
Total current liabilities	1,303.2	1,371.5
Long-term debt (Note 7)	949.3	938.5
Pensions, post-retirement and other benefits	111.8	120.4
Deferred income taxes	195.5	200.7
Other liabilities	159.5	118.5
Total liabilities	2,719.3	2,749.6
EQUITY
Common stock (Note 9)	0.4	0.4
Paid-in-capital	1,072.6	1,060.5
Retained earnings	119.0	91.9
Treasury shares, at cost (Note 9)	(285.6)	(130.7)
Accumulated other comprehensive income (Note 9)	29.8	77.8
Total Diebold Nixdorf shareholders' equity	936.2	1,099.9
Noncontrolling interests	7.9	4.9
Total equity	944.1	1,104.8
Total liabilities and equity	$3,663.4	$3,854.4

See accompanying notes to condensed consolidated financial statements.

STATEMENT OF EARNINGS (UNAUDITED)	Three months ended September 30,		Nine months ended September 30,
(in millions, per share in dollars)	2026	2025	2026	2025
Net sales
Services	$565.0	$544.2	$1,654.2	$1,595.3
Products	429.3	401.0	1,162.6	1,106.2
Total revenues (Note 5)	994.3	945.2	2,816.8	2,701.5
Cost of sales
Services	413.1	408.4	1,251.3	1,211.8
Products	334.0	291.7	865.7	808.3
Total cost of sales	747.1	700.1	2,117.0	2,020.1
Gross profit	247.2	245.1	699.8	681.4
Selling and administrative expense	172.2	150.9	491.7	456.9
Research, development and engineering expense	19.8	20.3	62.4	65.3
Other operating expense (income)	16.4	0.1	16.9	(0.4)
Total costs and expenses	208.4	171.3	571.0	521.8
Operating profit	38.8	73.8	128.8	159.6
Other income (expense)
Interest income	5.6	2.1	10.6	6.1
Interest expense	(26.7)	(21.8)	(74.1)	(65.1)
Foreign exchange, net	0.5	(0.8)	(4.2)	(41.5)
Miscellaneous, net	(2.9)	(0.9)	3.0	3.2
Income before taxes	15.3	52.4	64.1	62.3
Income tax expense (Note 8)	5.6	9.6	30.5	12.2
Equity in loss of unconsolidated subsidiaries, net	(2.6)	(1.1)	(4.7)	(3.1)
Net income	7.1	41.7	28.9	47.0
Net income attributable to noncontrolling interests	0.5	0.6	1.8	2.0
Net income attributable to Diebold Nixdorf	$6.6	$41.1	$27.1	$45.0
Basic weighted-average shares outstanding	33.7	36.5	34.4	37.1
Diluted weighted-average shares outstanding	34.6	37.0	35.3	37.5
Net income attributable to Diebold Nixdorf
Basic earnings per share	$0.20	$1.13	$0.79	$1.21
Diluted earnings per share	$0.19	$1.11	$0.77	$1.20
See accompanying notes to condensed consolidated financial statements.

STATEMENT OF CASH FLOWS (UNAUDITED)	Nine months ended September 30,
(in millions)	2026	2025
Net income	$28.9	$47.0
Adjustments to reconcile net income to cash flow provided (used) by operating activities:
Depreciation and amortization	93.7	96.8
Amortization of deferred financing costs into interest expense	5.1	4.7
Share-based compensation	11.7	9.3
Deferred income taxes	(10.1)	(31.5)
(Gain) loss on foreign currency translation	(1.8)	42.3
Impairment	21.7	1.5
Other	(3.9)	(1.1)
Changes in certain assets and liabilities:
Trade receivables	20.4	54.0
Inventories	(51.1)	(13.2)
Accounts payable	73.2	(37.0)
Deferred revenue	(50.1)	(45.7)
Sales tax and net value added tax	(34.8)	(11.6)
Accrued salaries, wages and commissions	(33.2)	(17.3)
Income taxes	(68.0)	3.3
Certain other assets and liabilities	(31.0)	(18.3)
Net cash provided (used) by operating activities	(29.3)	83.2
Capital expenditures	(19.0)	(22.6)
Capitalized software development	(20.2)	(17.3)
Proceeds from maturities of investments	29.7	223.1
Payments for purchases of investments	(1.3)	(223.1)
Payments for acquisitions, net of cash received	—	(18.4)
Other investments	2.3	(0.7)
Net cash used by investing activities	(8.5)	(59.0)
Borrowings - Revolving Credit Facility	37.0	—
Repayments - Revolving Credit Facility	(37.0)	—
Dividends paid to noncontrolling interest shareholder	—	(4.9)
Treasury share activity	(154.9)	(79.6)
Other	(5.8)	(3.7)
Net cash used by financing activities	(160.7)	(88.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3.9)	15.3
Change in cash, cash equivalents and restricted cash	(202.4)	(48.7)
Cash, cash equivalents and restricted cash at the beginning of the period	387.3	311.3
Cash, cash equivalents and restricted cash at the end of the period	$184.9	$262.6
Cash paid for: Income taxes	$75.1	$35.9
Cash paid for: Interest	$76.4	$58.8
See accompanying notes to condensed consolidated financial statements.

STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Net income	$7.1	$41.7	$28.9	$47.0
Other comprehensive income (loss), net of tax
Translation adjustment	(9.5)	9.6	(50.0)	208.2
Foreign currency hedges (net of tax of $—, $1.7, $(0.9) and $1.7 respectively)	0.2	(5.1)	2.8	(5.1)
Pension and other post-retirement benefits net actuarial gain (loss) amortized, tax of $0.1, $1.5, $(0.5) and $(0.1) respectively	(0.6)	1.0	0.7	(0.4)
Other	—	—	(0.3)	(0.3)
Other comprehensive income (loss), net of tax	(9.9)	5.5	(46.8)	202.4
Comprehensive income (loss)	(2.8)	47.2	(17.9)	249.4
Less: Comprehensive income attributable to noncontrolling interests	0.6	0.3	3.0	1.7
Comprehensive income (loss) attributable to Diebold Nixdorf	$(3.4)	$46.9	$(20.9)	$247.7

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Beginning balance	$0.4	$0.4	$0.4	$0.4
Share-based compensation issued	—	—	—	—
Common stock	$0.4	$0.4	$0.4	$0.4
Beginning balance	$39.8	$79.0	$77.8	$(117.9)
Other comprehensive income (loss)	(10.0)	5.8	(48.0)	202.7
Accumulated other comprehensive income	$29.8	$84.8	$29.8	$84.8
Beginning balance	$1,068.3	$1,054.7	$1,060.5	$1,048.4
Share-based compensation	4.3	3.0	12.1	9.3
Paid-in-capital	$1,072.6	$1,057.7	$1,072.6	$1,057.7
Beginning balance	$112.4	$2.8	$91.9	$(1.1)
Net income attributable to the Company	6.6	41.1	27.1	45.0
Retained earnings	$119.0	$43.9	$119.0	$43.9
Beginning balance	$(251.7)	$(39.7)	$(130.7)	$—
Purchases	(33.9)	(39.9)	(154.9)	(79.6)
Treasury shares	$(285.6)	$(79.6)	$(285.6)	$(79.6)
Diebold Nixdorf Shareholders' equity	936.2	1,107.2	936.2	1,107.2
Beginning balance	$7.3	$7.8	$4.9	$8.4
Net earnings attributable to non-controlling interests	0.5	0.6	1.8	2.0
Noncontrolling interests other comprehensive income	0.1	(0.3)	1.2	(0.3)
Distributions to non-controlling interest holders, net	—	(2.9)	—	(4.9)
Noncontrolling interests	7.9	5.2	7.9	5.2
Total equity balance at September 30	$944.1	$1,112.4	$944.1	$1,112.4
See accompanying notes to condensed consolidated financial statements.

Note 1: Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Diebold Nixdorf, Incorporated and its subsidiaries (collectively, the Company) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States; however, such information reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The Company has reclassified the presentation of certain prior-year information to conform to the current presentation.

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

Note 2: Inventories. Major classes of inventories are summarized as follows:

	September 30, 2026	December 31, 2025
Raw materials and work in process	$163.6	$173.3
Finished goods	202.1	154.0
Total product inventories	365.7	327.3
Service parts	196.0	193.7
Total inventories(1)	$561.7	$521.0
(1)    As of September 30, 2026, total inventories increased $40.7 compared to December 31, 2025 due to increased memory costs, higher finished goods and seasonality.

Note 3: Property, Plant and Equipment and Operating Leases.

	September 30, 2026	December 31, 2025
Cost	$233.0	$225.6
Less accumulated depreciation	(92.3)	(81.0)
Right-of-use operating lease assets	173.3	141.4
Property, plant and equipment, net	$314.0	$286.0

Depreciation expense. Depreciation expense was $6.7 and $19.0 for the three and nine months ended September 30, 2026, respectively, and $8.6 and $26.1 for the three and nine months ended September 30, 2025, respectively.

Operating lease liabilities. Our current operating lease liabilities, included in other current liabilities in our Statement of Financial Position, were $61.0 and $51.8 as of September 30, 2026 and December 31, 2025, respectively. Our non-current operating lease liabilities, included in other liabilities in our Statement of Financial Position, were $114.6 and $91.9 as of September 30, 2026 and December 31, 2025, respectively.

Note 4: Goodwill and Other Intangible Assets. Goodwill and intangibles are tested for impairment annually during the fourth quarter or earlier if a triggering event is identified. The changes in the carrying amount of goodwill for the nine months ended September 30, 2026 were as follows:

	Banking	Retail	Total
Goodwill, balance at January 1, 2026	$490.9	$151.5	$642.4
Currency translation adjustment	(12.3)	(3.9)	(16.2)
Goodwill, balance at September 30, 2026	$478.6	$147.6	$626.2
The following summarizes information on Intangible assets by major category:

		September 30, 2026			December 31, 2025
	Weighted-average remaining useful lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	14.3 years	$569.8	$(102.6)	$467.2	$584.7	$(79.5)	$505.2
Trademarks and trade names	15.2 years	120.8	(20.7)	100.1	123.3	(16.0)	107.3
Capitalized software development	2.0 years	93.6	(30.7)	62.9	75.6	(18.3)	57.3
Technology know-how and development costs non-software and other	3.0 years	236.0	(140.4)	95.6	240.8	(118.2)	122.6
Customer relationships and other intangible assets, net		$1,020.2	$(294.4)	$725.8	$1,024.4	$(232.0)	$792.4

The Company's total amortization expense, excluding that related to deferred financing costs, was $24.9 and $74.7 for the three and nine months ended September 30, 2026, respectively, and $23.1 and $70.7 for the three and nine months ended September 30, 2025, respectively. The primary driver of the change in gross carrying amount was due to a decrease for currency translation of $24.4 and offset by an increase in software development costs of $20.2.

Note 5: Revenue Recognition. A performance obligation is a contractual promise to transfer a distinct good or service to the customer. A contract's transaction price is allocated to each distinct performance obligation and is recognized as revenue when (point in time) or as (over time) the performance obligation is satisfied. For both the nine months ended September 30, 2026 and 2025, the revenue recognized by the Company included approximately 40% for products transferred at a point in time and 60% for products and services transferred over time.

Contract balances. The following table provides information about receivables and deferred revenue, which represent contract liabilities from contracts with customers:

Contract balance information	Trade receivables	Contract liabilities
Balance at December 31, 2025	$609.4	$325.8
Balance at September 30, 2026	$577.4	$254.1

There have been $5.9 and $17.5 of impairment losses recognized as bad debt related to receivables or contract assets arising from the Company's contracts with customers during the nine months ended September 30, 2026 and 2025, respectively. As of December 31, 2025, the Company had $325.8 of deferred revenue constituting the remaining performance obligations that are unsatisfied (or partially unsatisfied). During the nine months ended September 30, 2026, the Company recognized revenue of $211.4 related to the Company's deferred revenue balance at December 31, 2025.

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

Segment net sales and cost of sales are from sales to external customers. Segment operating profit is defined as segment gross profit less expenses directly attributable to the segments. The Company does not allocate to its segments certain operating expenses which are managed at the headquarters level; that are not used in the management of the segments, not segment-specific, and impractical to allocate. Segment operating profit reconciles to consolidated income before income taxes by deducting items that are not attributed to the segments and which are managed independently of segment results. Assets are not allocated to segments, and thus are not included in the assessment of segment performance, and consequently, we do not disclose total assets and depreciation and amortization expense by reportable operating segment. The following tables present information regarding the Company’s segment performance and provide a reconciliation between segment operating profit and the consolidated income before taxes:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Banking	$694.8	$690.2	$1,950.5	$1,999.0
Retail	296.1	255.0	856.2	702.5
Total net sales by segment	$990.9	$945.2	$2,806.7	$2,701.5
Banking	505.6	505.4	1,415.0	1,465.9
Retail	234.9	191.9	670.5	531.9
Total segment cost of sales	$740.5	$697.3	$2,085.5	$1,997.8
Banking	189.2	184.8	535.5	533.1
Retail	61.2	63.1	185.7	170.6
Total segment gross profit	$250.4	$247.9	$721.2	$703.7
Banking	63.5	62.0	194.4	188.0
Retail	30.5	30.8	93.0	90.8
Total segment SG&A and other operating expenses	$94.0	$92.8	$287.4	$278.8
Banking	$125.7	$122.8	$341.1	$345.1
Retail	30.7	32.3	92.7	79.8
Total segment operating profit	$156.4	$155.1	$433.8	$424.9
Corporate charges not allocated to segments(1)	$(63.8)	$(68.4)	$(198.1)	$(217.2)
Restructuring and other saving initiative expenses(2)	(34.5)	(12.6)	(78.2)	(48.9)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Non-core Turkey operation(3)	(1.8)	—	(10.8)	—
Impairment of unconsolidated subsidiary(4)	(16.9)	—	(16.9)	—
Net non-routine income (expense)(5)	(0.6)	(0.3)	(1.0)	0.8
	(117.6)	(81.3)	(305.0)	(265.3)
Operating profit	38.8	73.8	128.8	159.6
Other expense, net	(23.5)	(21.4)	(64.7)	(97.3)
Income before taxes	$15.3	$52.4	$64.1	$62.3
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
(3)    Non-core Turkey operation includes operational activity and impairment charges related to the entity that the Company intends to wind down in 2026, including $3.4 and $10.1 of revenue for the three and nine months ended September 30, 2026, respectively.
(4)    Impairment of our investment in an unconsolidated Chinese subsidiary as the company explores strategic options related to that investment.
(5)    Net non-routine income consists of items that the Company has determined are non-routine in nature and not allocated to the reportable operating segments as they are not included in the measure used by the CODM to make decisions, allocate resources and assess performance.
The following table presents information regarding the Company’s segment net sales by service and product solution:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Services	$416.5	$402.0	$1,209.2	$1,191.7
Products	281.7	288.2	751.4	807.3
Total Banking	698.2	690.2	1,960.6	1,999.0
Services	148.5	142.2	445.0	403.6
Products	147.6	112.8	411.2	298.9
Total Retail	296.1	255.0	856.2	702.5
Total revenue	$994.3	$945.2	$2,816.8	$2,701.5
Note 7: Debt. Outstanding debt balances were as follows:

	September 30, 2026	December 31, 2025
2030 Senior Secured Notes	$950.0	$950.0
Other	26.4	20.7
Long-term debt	$976.4	$970.7
Deferred financing fees	(27.1)	(32.2)
Total outstanding debt	$949.3	$938.5

7.75% Senior Secured Notes Due 2030. On December 18, 2024, the Company issued $950.0 in aggregate principal amount of 7.75% Senior Secured Notes due 2030 (2030 Senior Secured Notes) to qualified institutional buyers in a private placement exempt from the registration requirements of the Securities Act of 1933. The 2030 Senior Secured Notes were issued at par.

Revolving Credit Agreement. On December 18, 2024, the Company entered into a credit agreement (Credit Agreement) for a $310.0 revolving credit facility maturing on December 18, 2029 (Revolving Credit Facility). Borrowings under the Revolving Credit Facility bear interest at an adjusted secured overnight financing rate plus a margin of 2.75% to 3.50% per annum or an adjusted base rate plus a margin of 1.75% to 2.50% per annum, in each case based on the consolidated first lien debt ratio of the Company and its restricted subsidiaries. As of September 30, 2026, no amounts were outstanding under the Revolving Credit Facility.

Below is a summary of financing information:

Financing Facilities	Interest Rate Index and Margin	Maturity/Termination Dates	Initial Term (Years)
2030 Senior Secured Notes	7.75%	March 2030	5.25
Revolving Credit Facility(i)	SOFR + 2.75%-3.50%	December 2029	5.00
(i)SOFR with a floor of 0.0%

The Company had various international uncommitted and non-utilized short-term lines of credit with borrowing limits aggregating to $10.2 and $8.5 as of September 30, 2026 and December 31, 2025, respectively. There were no outstanding borrowings on the short-term lines of credit as of September 30, 2026 or December 31, 2025. Short-term lines mature in less than one year and are used to support working capital.

Note 8: Income Taxes.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Income tax expense	$5.6	$9.6	$30.5	$12.2
Effective tax rate	36.6%	18.3%	47.6%	19.6%

The effective tax rate on the income from continuing operations was 36.6% and 47.6% for the three and nine months ended September 30, 2026, respectively, and 18.3% and 19.6% for the three and nine months ended September 30, 2025, respectively. For all periods noted, the effective tax rate differed compared to the U.S. federal statutory rate due to expected jurisdictional mix of earnings, U.S. tax on foreign income and other expected permanent tax differences relative to pretax earnings. Additionally, for the three months ended September 30, 2026, the Company recorded a net discrete tax benefit as a result of release of a $19.2 valuation allowance against deferred tax assets in Brazil, mostly offset by provision to return adjustments of $9.0 and other items. For the three months ended September 30, 2025, the Company recorded a net discrete tax benefit primarily in connection with remeasurement of deferred taxes to reflect enacted tax rate changes in foreign jurisdictions, which included $19.1 in Germany. The effective tax rates for the periods presented in 2025 were lower than the effective tax rates for the periods presented in 2026 primarily due to decreased interest expense deductibility and provision to return adjustments in 2026.

Note 9: Shareholders' Equity. The following table summarizes the changes in the Company’s Accumulated Other Comprehensive Income (AOCI), net of tax, by component for the three and nine months ended September 30, 2026 and 2025:

Accumulated Other Comprehensive Income (Loss)	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Beginning balance	$32.9	$87.0	$74.5	$(111.6)
Other comprehensive income (loss) before reclassifications(1)	(9.6)	9.9	(51.2)	208.5
Currency translation adjustments AOCI	$23.3	$96.9	$23.3	$96.9
Beginning balance	$(3.4)	$(0.1)	$(6.0)	$(0.1)
Other comprehensive income (loss) before reclassifications	0.2	(5.1)	2.8	(5.1)
Foreign currency hedges AOCI	$(3.2)	$(5.2)	$(3.2)	$(5.2)
Beginning balance	$11.4	$(7.1)	$10.1	$(5.7)
Amounts reclassified from AOCI(2)	(0.6)	1.0	0.7	(0.4)
Pension and other post-retirement benefits	$10.8	$(6.1)	$10.8	$(6.1)
Beginning balance	$(1.1)	$(0.8)	$(0.8)	$(0.5)
Other comprehensive income (loss) before reclassifications	—	—	(0.3)	(0.3)
Other	$(1.1)	$(0.8)	$(1.1)	$(0.8)
AOCI at September 30	$29.8	$84.8	$29.8	$84.8
(1) Other comprehensive income (loss) before reclassifications within the translation component excludes $(0.1), $0.3, $(1.2) and $0.3 translation amount attributable to noncontrolling interests for the three and nine months ended September 30, 2026 and 2025, respectively.
(2) The total reclassification from AOCI included pension and post-retirement net actuarial gain (loss) of $(0.6), $1.0, $0.7 and $(0.4) net of tax, for the three and nine months ended September 30, 2026 and 2025, respectively.

Common stock. The Company's authorized common stock includes 45,000,000 shares, with a par value of $0.01 per share. As of September 30, 2026, 37,920,342 shares were issued and 33,586,276 shares were outstanding. As of December 31, 2025, 37,726,003 shares were issued and 35,384,690 shares were outstanding. The Company had 4,334,066 and 2,341,313 treasury shares as of September 30, 2026 and December 31, 2025, respectively. During the nine months ended September 30, 2026, we repurchased 1,930,805 shares under the share repurchase program for $148.6, and incurred taxes and fees of $1.5. In addition, the Company repurchased 61,948 shares related to shares withheld for income taxes on vested share-based compensation for $4.8. The Company's share repurchase program does not obligate it to acquire any specific number of shares. Under the share repurchase program, shares may be purchased in the open market or otherwise, including under accelerated share repurchase programs or under plans complying with Rule 10b5-1 under the Exchange Act.

Note 10: Earnings Per Share. The following table represents amounts used in computing earnings per share and the effect on the weighted-average number of shares of potential dilutive common stock:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Earnings used in basic and diluted earnings per share
Net income	$7.1	$41.7	$28.9	$47.0
Net income attributable to noncontrolling interests	0.5	0.6	1.8	2.0
Net income attributable to Diebold Nixdorf	$6.6	$41.1	$27.1	$45.0

Weighted-average common shares in basic earnings per share	33.7	36.5	34.4	37.1
Effect of dilutive shares	0.9	0.5	0.9	0.4
Weighted-average number of shares used in diluted earnings per share	34.6	37.0	35.3	37.5
Net income attributable to Diebold Nixdorf
Basic earnings per share	$0.20	$1.13	$0.79	$1.21
Diluted earnings per share	$0.19	$1.11	$0.77	$1.20
Anti-dilutive shares
Anti-dilutive shares not used in calculating diluted weighted-average shares	0.1	—	0.1	0.2

Note 11: Restructuring. In the fourth quarter of 2025, the Company initiated its Operational Evolution Program (OEP). The OEP is meant to improve efficiency and streamline the organizational structure of the Company. The total amount expected to be incurred in relation to the OEP is $125, which includes $55 and $19 related to our Banking and Retail segments, respectively. As of September 30, 2026, the Company has recognized total cumulative restructuring charges of $105.1, which includes $52.8 and $16.9 related to our Banking and Retail segments, respectively. The most significant expense primarily relates to headcount reduction. Total restructuring charges related to the OEP for the three months ended September 30, 2026 were $18.1 and $3.6 in our Banking and Retail segments, respectively, and $38.0 and $11.9 for the nine months ended September 30, 2026, respectively, which includes segment non-cost of sales expenses and cost related to a non-core business in Turkey.

Completed Plans. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for information regarding the Company's prior plans, which have now been completed. Total restructuring charges for the Banking and Retail segments were $0.8 and $2.0 for the three months ended September 30, 2025, respectively, and $9.9 and $12.4 for the nine months ended September 30, 2025, respectively. Total restructuring charges also includes corporate charges that are not allocated to the segments.

The following table summarizes the impact of the Company’s restructuring charges on the Consolidated Statements of Earnings:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Cost of sales – services	$3.4	$2.3	$20.7	$20.6
Cost of sales – products	0.1	0.5	—	1.7
Selling and administrative expense	30.7	9.9	57.2	23.0
Research, development and engineering expense	0.1	(0.1)	0.1	2.5
Other operating income	0.2	—	0.2	1.1
Total	$34.5	$12.6	$78.2	$48.9

The following table summarizes the Company’s severance accrual balance and related activity:

	2026	2025
Beginning balance as of January 1	$41.4	$15.9
Severance accrual	31.2	35.4
Payout/Settlement	(33.4)	(34.4)
Other	(0.2)	0.6
Ending balance as of September 30	$39.0	$17.5

Note 12: Financial Instruments and Fair Value. The following table provides information about assets and liabilities not carried at fair value and excludes assets and liabilities without readily determinable fair value.

		September 30, 2026		December 31, 2025
		Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Liabilities	Borrowings (Note 7)	$976.4	$989.4	$970.7	$1,030.1

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

Net Investment Hedges. The Company designates foreign currency forwards to hedge a portion of foreign investments in its EUR and BRL denominated operations. As of September 30, 2026, this included 43 EUR-USD and 14 BRL-USD foreign currency forward instruments. The Company uses the forward method to assess hedge effectiveness for its net investment hedges. Gains and losses on these instruments are initially recognized in our Statement of Other Comprehensive Income (Loss) and are reclassified out of AOCI into gain or loss on sale of investment when the hedged net investment is either sold or substantially liquidated. Cash flows from the net investment hedges are classified as Certain other assets and liabilities on the Statement of Cash Flows.

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

Fair Value of Derivatives. The following table presents the fair value of our derivative instruments and identifies the statement of financial position line items in which these amounts are included. All fair values are presented on a gross basis, consistent with the Company's policy to not elect to net derivative assets and liabilities that are subject to master netting agreements:

	September 30, 2026			December 31, 2025
	Gross notional	Other current assets	Other current liabilities	Gross notional	Other current assets	Other current liabilities
Designated forward currency exchange contracts[1]	$636.6	$7.6	$7.6	$417.3	$1.0	$(2.3)
Non-Designated forward exchange contracts[2]	$880.1	9.0	9.9	$777.7	2.2	(2.1)
Net derivatives recognized in statement of financial position		$16.6	$17.5		$3.2	$(4.4)
1 Gains (losses) in our Other comprehensive Income (loss) driven by net investment hedges was $0.2 and $3.7 for the three and nine months ended September 30, 2026, respectively, and $6.8 for the three and nine months ended September 30, 2025, respectively.
2 Gains (losses) in our Statement of Earnings driven by hedges of foreign exchange fluctuation was $2.1 and $10.1 for the three and nine months ended September 30, 2026, respectively, and $5.5 for the three and nine months ended September 30, 2025, respectively. These amounts are offset by the remeasurement of the underlying exposure through foreign exchange gain or loss, net on the Statement of Earnings.

Note 13: Commitments, Guarantees, Product Warranties and Other Contingencies. Indirect Tax Contingencies. At September 30, 2026, the Company was a party to several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the condensed consolidated financial statements would not be materially affected by the outcome of these indirect tax claims and/or proceedings or asserted claims.

Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated liabilities. The Company estimated the aggregate risk at September 30, 2026 to be up to $44.9 for its significant indirect tax matters. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire.

Legal Contingencies. At September 30, 2026, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate were considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings or asserted claims.

Refer to Note 16 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Bank Guarantees, Standby Letters of Credit, and Surety Bonds. At September 30, 2026, the maximum future contractual obligations relative to performance guarantees totaled $134.2, of which $24.2 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2025, the maximum future payment obligations relative to these various guarantees totaled $130.8, of which $24.3 represented standby letters of credit to insurance providers, and no associated liability was recorded.

Product Warranties. The Company provides its customers a standard manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts. Changes in the Company’s warranty liability balance are presented in the following table:

	2026	2025
Beginning balance as of January 1	$20.1	$22.5
Current period accruals	13.6	7.2
Current period settlements	(14.8)	(10.1)
Currency translation adjustment	(0.8)	3.1
Ending balance as of September 30	$18.1	$22.7

Restricted Cash. The Company's restricted cash, included in cash, cash equivalents and restricted cash in our Statement of Financial Position, was $15.9 and $18.4 as of September 30, 2026 and December 31, 2025, respectively, related to bank and pension collateral requirements.

Quantitative and Qualitative Disclosures About Market Risk. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of market risk exposures. There have been no material changes in this information since December 31, 2025.
Controls and Procedures. Disclosure Controls and Procedures. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO as appropriate, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, the Company's management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that such disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2026, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II - Other Information

Legal Proceedings. For information regarding legal proceedings, please refer to Note 13 of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Risk Factors. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There has been no material change to this information since December 31, 2025.

Unregistered Sales of Equity Securities and Use of Proceeds. Information concerning the Company’s share repurchases made during the third quarter ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Maximum that May Yet Be Purchased Under the Plans (in millions)(1)
July	116,975	$84.41	116,975	$47.1
August	315,572	$74.99	315,572	$23.5
September	—	$—	—	$23.5
	432,547	$77.54	432,547
(1)On November 5, 2025, we announced that our Board of Directors had approved a new $200.0 share repurchase program with no expiration date. Subsequently, we repurchased an additional 294,094 shares for $19.3 through October 23, 2026. On October 28, 2026, we announced that our Board had approved a new $250.0 share repurchase program for the purchase of our common stock. The Company may purchase shares from time to time in open market purchases or otherwise. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans.

Other Information. Adoption, Modification or Termination of Trading Plans. During the quarter ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

DIEBOLD NIXDORF, INCORPORATED

Date:	October 28, 2026		/s/ Jeffrey Sesplankis
		By:	Jeffrey Sesplankis
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)